Form 10-K
period 2015-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2016-02-25
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $722,991,000. As of February 11, 2016, the number of shares of common stock of the registrant outstanding was 31,325,752 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

•
deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2015, we had total assets of $5.13 billion, total loans of $3.21 billion, total deposits of $4.43 billion and shareholders’ equity of $494.6 million.

When we refer to “the Company,” “we,” “us” or “our,” we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to “Central Pacific Financial Corp.,” “CPF” or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as “our bank” or “the bank.”

Through our bank and its subsidiaries, we offer full-service commercial banking with 36 bank branches and 103 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 28 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. For further information about our reporting segments, including information about the assets and operating results of each, see “Note 24 — Segment Information” in the accompanying consolidated financial statements.

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

Through our bank, we concentrate our lending activities in five principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan size of approximately $0.4 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. The majority of our first residential mortgage loan originations are sold in the secondary market.

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

(3)
Commercial Mortgage Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Our underwriting policies and practices generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserves and permits consideration of liquidation of the collateral as a secondary source of repayment.

(4)	Construction Lending. Construction lending encompasses the financing of residential and commercial construction projects.

(5)	Consumer Lending. Loans in this category are generally either unsecured or secured by personal assets, such as automobiles, and the average loan size is generally small.

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and electronic banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2015.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms. Some of these competitors are much larger by total assets and capitalization, have greater access to capital markets and have achieved better results than we have during the last economic downturn.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 71% of our loan portfolio at December 31, 2015 consisted of real estate-related loans, including construction loans, residential mortgage loans and commercial mortgage loans. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

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

As of December 31, 2015, Central Pacific Bank does not have any wholly-owned subsidiaries. Central Pacific Bank owns 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, Island Pacific HomeLoans, LLC, and One Hawaii HomeLoans, LLC.

Supervision and Regulation

General

The Company and the bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislative initiatives may be proposed or enacted or new regulations or guidance may be promulgated nor the effect new laws, regulations and supervisory policies and practices may have on community banks generally or on our financial condition and results of operations. Such developments could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions.

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company for Central Pacific Bank, Central Pacific Financial Corp. is regulated under the BHC Act and is subject to inspection, examination and supervision by the FRB. It is also subject to Hawaii’s Code of Financial Institutions and is subject to inspection, examination and supervision by the Hawaii Division of Financial Institutions ("DFI".)

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

Central Pacific Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC and is also subject to certain regulations promulgated by the Consumer Financial Protection Bureau ("CFPB"), Federal Trade Commission ("FTC"), and FRB. In periodic examinations, the DFI, FDIC, and FRB assesses our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity and other aspects of our operations. These bodies also determine whether our management is effectively managing the bank and the holding company and whether we are in compliance with all applicable laws or regulations.

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation in 2014 and effectiveness in 2015 of new capital rules ("New Capital Rules") and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2015 included:

(i) the extension of the Volcker Rule conformance period until July 21, 2016 and a possible additional extension until 2017 for banking institutions to conform existing investments and relationships, with certain exceptions, with “covered funds”, including hedge funds, private equity funds and certain other private funds. The Company and the bank held no investment positions at December 31, 2015 which were subject to the final rule. - See “Volcker Rule”.

(ii) the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. Although the bank conducts stress testing, we are not subject to these requirements.

(iii) the implementation of an additional “capital conservation buffer” of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. - See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

(iv) the effectiveness in October, 2015 of the final TILA-RESPA Integrated Disclosure ("TRID") rules issued by the CFPB as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. The bank has fully implemented the TRID requirements. - See CFPB.

(v) the release by the Interagency Federal Financial Institutions Examinations Council ("FFIEC") of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank’s individual risk profile” and “Cybersecurity maturity”.

(vi) the adoption of the Fixing America’s Surface Transportation Act (the “FAST Act”), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. As a nonmember state-bank, the bank holds no reserve bank stock.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, capital planning and stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance; information technology adequacy; cybersecurity preparedness; vendor management; and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The New Capital Rules became fully effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd—Frank Act and to implement the Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the bank. Management believes that, as of December 31, 2015, the Company and the bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect.

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

The following are among the new capital rules that were phased-in beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for common equity Tier 1 ("CET1”) as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•
changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses, which the Company elected to do in 2015;

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

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and must be met to avoid limitations on the ability of the bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2015, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. - See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.”

While the New Capital Rules set higher regulatory capital standards for the Company and the bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The final Liquidity Coverage Ratio rule issued in October 2014 by the federal banking agencies, which requires the largest banking organizations with more than $250 billion in assets to maintain sufficient high-quality liquid assets does not apply to community banks with less than $10 billion in assets. However, the implementation of the New Capital Rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

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

The prompt corrective action standards were also changed as the New Capital Rules ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the bank held no investment positions at December 31, 2015 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, they did not require any material changes in our operations or business.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•	require regular periodic reports and such additional reports of information as the Federal Reserve may require;

•
require bank holding companies to meet or exceed minimum capital requirements - See “Capital Adequacy” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.);

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

•
require the prior approval for changes in senior executive officers or directors and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination when a bank holding company is deemed to be in troubled condition;

•
regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•
require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with other banks or bank holding companies and consider certain competitive, management, financial, and anti-money laundering compliance impact on the U.S.; and

•
require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

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

The bank is a legal entity that is separate and distinct from its holding company. CPF is dependent on the performance of the bank for funds which may be received as dividends from the bank for use in the operation of CPF and the ability of CPF to pay dividends to shareholders. Subject to regulatory and statutory restrictions, future cash dividends by the bank will depend upon management’s assessment of future capital requirements, contractual restrictions and other factors.

Regulation of the Bank

As a Hawaii state-chartered bank whose deposits are insured by the FDIC, the bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC as a state nonmember bank, as the bank’s primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, transactions with affiliates, officers, directors and other insiders, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

FDIC and DFI Enforcement Authority

The federal and Hawaii regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the bank’s deposits, have residual authority to:

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

•
terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the bank or appoint the FDIC as receiver, which for a Hawaii state-chartered bank would result in a revocation of its charter.

CPF and the bank are not subject to any regulatory agreements with our regulators. Nevertheless, we could in the future become subject to other agreements with our regulators or enforcement action which restrict our activities or may also impose increased capital ratios or other requirements on our business.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance and the FDIC has proposed a rule to impose an additional surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Operations and Consumer Compliance Laws

The bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws, including the Telephone Consumer Protection Act and the CAN-SPAM Act. Noncompliance with these laws could subject the bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. CPF and the bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The bank received an “Outstanding” rating in the FDIC’s 2014 Community Reinvestment Act performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

CFPB

The Dodd-Frank Act provided for the creation of the CFPB as an independent Federal agency with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the bank. Financial institutions with $10 billion or more in assets and are subject to examination by the CFPB. Financial institutions with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency. If we were to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations.

In 2013, the CFPB adopted revisions to Regulation Z, which implements the Truth in Lending Act (“TILA”), and Regulation X, which implements the Real Estate Settlement Procedures Act (“RESPA”), pursuant to the Dodd-Frank Act (TRID Rule). The TRID Rule applies to most closed-end consumer mortgage loans. The TRID Rule does not apply to home equity lines of credit, reverse mortgages, or mortgages secured by a mobile home or dwelling that is not attached to real property. Effective October 3, 2015, the TRID Rule combined certain disclosures that consumers previously received in connection with applying for and closing on a mortgage loan under TILA and RESPA. The bank has fully implemented the TRID requirements.

Employees

At December 31, 2015, we employed 876 persons, 789 on a full-time basis and 87 on a part-time basis. We are not a party to any collective bargaining agreement.

Protection of Net Operating Losses

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits would have been limited if we had experienced an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” would have occurred if there was a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeded 50 percentage points over a rolling three-year period.

In order to protect these benefits, on November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represented the right to purchase, upon the terms and subject to the conditions in the Tax Benefits Preservation Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). Adoption of the Tax Benefits Preservation Plan was required by our agreements with the two lead investors in our 2011 capital raise. On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional two years (until February 18, 2016). Our Board of Directors determined in January 2016 that it was no longer necessary to continue the Tax Benefits Preservation Plan because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. As a result, our Tax Benefits Preservation Plan expired in accordance with its terms on February 18, 2016.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, our shareholders approved the Protective Charter Amendment. In 2014, our Board of Directors and shareholders approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our Board of Directors has determined not to seek an amendment to further extend the Protective Charter Amendment because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. Accordingly, the Board intends to allow the Protective Charter Amendment to also naturally expire in accordance with its terms on May 2, 2016.

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

Although general economic trends and market conditions have stabilized within the U.S., concerns about the ability to maintain a sustained economic recovery still remain. Geopolitical risks, sustained low oil prices, weakness in the energy sector, international economic concerns, particularly in China, deflationary or inflationary pressures, a rise in unemployment and low wage growth are all factors that may derail the economic recovery. In general, adverse economic conditions could have one or more of the following negative impacts on us, any one of which could have a material adverse effect on our financial condition or results of operations: (i) loan delinquencies may increase; (ii) problem assets and foreclosures may increase leading to higher loan charge-offs; (iii) demand for our products and services may decline; (iv) low cost or noninterest-bearing deposits may decrease; and (v) collateral for loans made by us, especially involving real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with our existing loans.

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

The high concentration of real estate loans in our portfolio, combined with the deterioration in these sectors caused by the economic downturn, previously had and could have in the future a significantly more adverse impact on our operating results than many other banks across the nation. If our borrowers experience financial difficulty, or if property values securing our real estate loans decline, we will incur elevated credit costs due to the composition of our loan portfolio even if market conditions improve.

Our real estate loan operations have a considerable effect on our results of operations.

The performance of our real estate loans depends on a number of factors, including the continued improvement of the real estate markets in which we operate. As we have seen in the Hawaii and California construction and real estate markets, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

In addition, declines in the market for commercial property could cause some of our borrowers to suffer losses on their projects, which would negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale could cause residential developers who are our borrowers to suffer losses on their projects and encounter difficulty in repaying their loans. We cannot assure you that we will have an adequate allowance for loan and lease losses to cover future losses. If we suffer greater losses than we are projecting, our financial condition and results of operations would be adversely affected.

Our allowance for loan and lease loss methodology has resulted in credits to our provision for loan and lease losses but the credit provisions may not continue.

For five consecutive years from 2011 through 2015, we recorded a credit to the provision for loan and lease losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of loans collateralized by real estate. If that were to occur, or if we continue to have strong growth in our loan portfolio, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 71% of our loan portfolio as of December 31, 2015 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

Our commercial loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.

Our loan portfolio includes commercial loans and commercial real estate loans, which are secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Commercial and commercial real estate loans carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers.

Accordingly, charge-offs on commercial and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. In addition, these loans expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, with respect to commercial real estate loans, federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by uncertainty in the economic environment which may, among other things, impact our ability to satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the past turmoil faced by banking organizations and the credit markets.

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities’ markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our past and future financial condition or concerns about our credit exposure to other parties could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

If our level of deposits were to materially decrease, we would need to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.

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

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase our deposit insurance premiums and enact special assessments which could increase expenses associated with running our business and adversely affect our earnings.

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRBSF, the FDIC and the DFI, and may become subject to the rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the kinds of activities that can be engaged in;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	insurance of deposits and the premiums that we must pay for this insurance;

•	procedures and policies we must adopt;

•	conditions and restrictions on our executive compensation; and

•	how much cash we must set aside as reserves for deposits.

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including CPF and the bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were able to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

Regulatory capital standards impose enhanced capital adequacy requirements on us.

Increased regulatory capital requirements (and the associated compliance costs), which have been adopted by federal banking regulators, impose additional capital requirements on our business. The administration of existing capital adequacy laws as well as adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase any of our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements could require us to raise additional capital which would dilute our existing shareholders at the time of such capital issuance.

If we are unable to effectively manage the composition of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 23.7% of our interest income in the year ended December 31, 2015, as compared to 25.1% of our interest income in the year ended December 31, 2014. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for the bank’s customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When the bank’s customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

If we continue to see an improvement in national economic conditions or other changes occur, there is a potential that the FRB will continue to increase interest rates. Should the FRB continue to raise interest rates significantly and rapidly, there is potential for decreased demand for our loan products, an increase in our cost of funds, and curtailment of the current economic recovery.

Changes in FRB policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

We rely on dividends from our subsidiary for most of our revenue.

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues.

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2015, the bank had Statutory Retained Earnings of $63.7 million.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners, which may result in financial losses or increased costs to us or, our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

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

We have completed or are in progress with several initiatives to improve our efficiency ratio. Several key initiatives involve changes to our technology and information systems including outsourcing the data centers and hardware for our core information technology system and items processing function to Fiserv, Inc., which is our existing core software application provider, and designing, developing, and implementing our data warehouse and customer relationship management programs. Additionally, during the third quarter of 2013, we began to implement a staff right-sizing plan that was completed in 2014. With the assistance of third-party consultants, we have completed comprehensive assessments and plans and are effectively managing and monitoring the execution of these initiatives. However, as a result of the significance of the changes, we could experience adverse effects on our operations. These adverse effects may include system transactional or reporting errors and delays, short-term reduced productivity, undesired personnel turnover, and loss of key customer relationships. If any of these effects were to occur, it could have a material adverse impact on our results of operations. Additionally, these changes could require us to change our internal and management control environment.

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

From time to time, customers, employees and others whom we do business with, or are regulated by, as well as our shareholders, can make claims and take legal action against us. Regardless of whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Even if these claims and legal actions do not result in a financial liability or reputational damage, defending these claims and actions have resulted in, and will continue to result in, increased legal and professional services costs, which adds to our noninterest expense and negatively impacts our operating results.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets we operate. Additionally, various out of state banks conduct significant business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings banks, credit unions, finance companies, financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms, brokerage firms, insurance companies, factoring companies and other financial intermediaries.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, our President and Chief Banking Officer, our Chief Financial Officer, our Chief Information Officer, our Chief Credit Officer, and certain other employees.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	failure to comply with all of the requirements of any governmental orders or agreements we may become subject to and the possibility of resulting action by the regulators;

•	deterioration of asset quality;

•	the incurrence of losses;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings/losses estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as mergers, acquisitions, restructurings, or public offerings;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of other equity or debt securities, including our common stock;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	breaches in our security systems and loss of customer data;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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

The transferability of our common stock is currently limited as a result of the Protective Charter Amendment.

We previously adopted the Protective Charter Amendment to assist in using net operating loss carryforwards to reduce future tax payments. The Protective Charter Amendment currently restricts transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or cause the beneficial ownership of a Threshold Holder to increase.

Until its expiration, the Protective Charter Amendment may have the effect of limiting transferability of our common stock because it prohibits certain acquisitions of our common stock as described above. These transfer restrictions may discourage, delay or prevent a change in control of the Company and make it more difficult for a potential acquirer to consummate an acquisition of the Company. In addition, these provisions could limit the price that investors would be willing to pay in the future for our common shares and may limit a shareholder’s ability to dispose of our common shares by reducing the class of potential acquirers for our common shares.

Our Board of Directors has determined to let the Protective Charter Amendment naturally expire in accordance with its terms on May 2, 2016 because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs.

Anti-takeover provisions in our restated articles of incorporation and bylaws and applicable federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the Protective Charter Amendment and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or nonobjection or being able to rely on an exemption from such acquisition. See "Supervision and Regulation." Collectively, these provisions of our restated articles of incorporation and bylaws and applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries’ indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2015, we had $90.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.3 million. We also had short-term borrowings of $69.0 million as of December 31, 2015. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

There is a limited trading market for our common stock and as a result, you may not be able to resell your shares at or above the price you pay for them at the time you otherwise may desire.

Although our common stock is listed for trading on the NYSE, the volume of trading in our common shares is lower than many other companies listed on the NYSE. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a result, you may not be able to resell your common stock at or above the price you pay or at the time(s) you otherwise may desire.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in our common stock is not a deposit and is not insured against loss by the government.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2015. Last year, we submitted to the NYSE on April 27, 2015 our annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company’s annual meeting of shareholders, which is scheduled for April 29, 2016.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to portions of the land our University branch office and operations center are located. The remaining portions of the land where our University branch office and operations center are located are leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2015, see Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol “CPF.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2010 and ending December 31, 2015. The graph assumes the investment of $100 on December 31, 2010.

Indexed Total Annual Return
(as of December 31, 2015)

	December 31,
Index	2010	2011	2012	2013	2014	2015
Central Pacific Financial Corp.	$100.00	$43.72	$52.76	$68.55	$74.81	$79.41
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P 600 Commercial Bank Index	100.00	100.53	115.57	175.21	181.21	192.77

The following table sets forth information on the range of high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within 2015 and 2014:

	Year Ended December 31,
	2015		2014
	High	Low	High	Low
First quarter	$25.34	$18.89	$20.52	$17.76
Second quarter	24.81	22.00	20.75	17.64
Third quarter	24.31	19.80	20.38	17.12
Fourth quarter	24.69	19.84	21.61	17.51

As of February 11, 2016, there were 2,626 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2015 and 2014. The dividend in the fourth quarter of 2015 includes a special dividend of $0.32 per share:

	Year Ended December 31,
	2015	2014
First quarter	$0.12	$0.08
Second quarter	0.12	0.08
Third quarter	0.12	0.10
Fourth quarter	0.46	0.10

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

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2015, the bank had Statutory Retained Earnings of $63.7 million. In 2013, in light of the Company’s improved capital position and financial condition, our Board of Directors in consultation with our regulators, reinstated and declared quarterly cash dividends on the Company’s outstanding common shares. During the first three quarters of 2015, the Company declared quarterly cash dividends of $0.12 per share. During the fourth quarter of 2015, the Company increased its quarterly cash dividend to $0.14 per share. In addition, the Company declared a special cash dividend of $0.32 per share, which was paid on December 15, 2015 to shareholders of record as of November 30, 2015.

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

See “Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions” for a discussion on regulatory restrictions. For additional information regarding our previous election to defer payments on our trust preferred securities, see Note 13 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

Issuer Purchases of Equity Securities

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company’s outstanding common stock (the “CPF Repurchase Plan”). Repurchases under the CPF Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions.

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million.

In 2015, 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under the CPF Repurchase Plan. During the quarter ended December 31, 2015, there were no repurchases made under the CPF Repurchase Plan. A total of $20.2 million remained available for repurchase under the CPF Repurchase Plan at December 31, 2015.

In January 2016, our Board of Directors authorized the repurchase of up to $30 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the CPF Repurchase Plan.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2015. This information is not necessarily indicative of results of future operations and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes contained in “Part II, Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Selected Financial Data	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operation Data:
Total interest income	$156,035	$149,809	$140,278	$128,445	$136,450
Total interest expense	6,507	6,391	7,169	8,734	18,629
Net interest income	149,528	143,418	133,109	119,711	117,821
Provision (credit) for loan and lease losses	(15,671)	(6,414)	(11,310)	(18,885)	(40,690)
Net interest income after provision for loan and lease losses	165,199	149,832	144,419	138,596	158,511
Other operating income	38,984	43,823	54,945	60,743	57,002
Other operating expense	131,227	132,813	139,536	151,918	178,942
Income before income taxes	72,956	60,842	59,828	47,421	36,571
Income tax expense (benefit)	27,088	20,389	(112,247)	—	—
Net income	45,868	40,453	172,075	47,421	36,571

Balance Sheet Data (Year-End):
Interest-bearing deposits in other banks	$8,397	$13,691	$4,256	$120,902	$180,839
Investment securities (1)	1,520,172	1,467,305	1,660,046	1,698,593	1,493,925
Loans and leases	3,211,532	2,932,198	2,630,601	2,203,944	2,064,447
Allowance for loan and lease losses	63,314	74,040	83,820	96,413	122,093
Mortgage servicing rights	17,797	19,668	20,079	22,121	22,933
Other intangible assets	7,355	10,029	12,704	15,378	19,053
Total assets	5,131,288	4,852,987	4,741,198	4,370,368	4,132,865
Core deposits (2)	3,582,178	3,306,133	3,093,279	3,006,657	2,786,215
Total deposits	4,433,439	4,110,300	3,936,173	3,680,772	3,443,528
Long-term debt	92,785	92,785	92,799	108,281	158,298
Total shareholders’ equity	494,614	568,041	660,113	504,822	456,440

Per Share Data (3):
Basic earnings per share	$1.42	$1.08	$4.10	$1.14	$3.36
Diluted earnings per share	1.40	1.07	4.07	1.13	3.31
Cash dividends declared	0.82	0.36	0.16	—	—
Book value	16.06	16.12	15.68	12.06	10.93
Diluted weighted average shares outstanding (in thousands)	32,651	37,937	42,317	42,084	36,342

Financial Ratios:
Return on average assets	0.92%	0.85%	3.73%	1.13%	0.90%
Return on average shareholders’ equity	8.91	6.80	27.70	9.81	9.83
Net income to average tangible shareholders’ equity	9.06	6.93	28.34	10.17	10.41
Average shareholders’ equity to average assets	10.37	12.50	13.47	11.49	9.17
Efficiency ratio (4)	69.61	70.93	74.20	84.19	102.36
Net interest margin (5)	3.30	3.32	3.19	3.10	3.09
Net loan charge-offs (recoveries) to average loans and leases	(0.16)	0.12	0.05	0.32	1.42
Nonaccrual loans to total loans and leases (6)	0.44	1.33	1.58	3.60	5.89
Allowance for loan and lease losses to total loans and leases	1.97	2.53	3.19	4.37	5.91
Allowance for loan and lease losses to nonaccrual loans (6)	443.75	189.42	201.55	121.53	100.49
Dividend payout ratio	58.57	33.64	3.93	N/A	N/A

(1)Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(2)Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(3)On February 2, 2011, we effected a 1-for-20 reverse stock split on our outstanding common stock.

(4)
The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company’s GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  Our efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income). See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Table 5. Reconciliation to Efficiency Ratio.

(5)Computed on a taxable equivalent basis using an assumed income tax rate of 35%.
(6)Nonaccrual loans exclude nonaccrual loans held for sale.

Five Year Performance Comparison

Significant items affecting the comparability of the five years’ performance include:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Provision (credit) for loan and lease losses:	$(15,671)	$(6,414)	$(11,310)	$(18,885)	$(40,690)

Other operating income:
Net gain on sales of residential mortgage loans	6,107	5,545	9,986	17,095	8,050
Net gain on sales of foreclosed assets	568	971	8,584	4,999	6,821
Investment securities gains (losses)	(1,866)	240	482	789	1,306
Gain on early extinguishment of debt (included in other)	—	—	1,000	—	—
Non-cash gain on ineffective portion of derivative (included in other)	—	—	—	—	1,041

Other operating expense:
Share-based compensation (included in salaries and employee benefits)	4,181	6,101	6,367	4,432	2,409
Severance, early retirement, and retention benefits (included in salaries and employee benefits)	—	979	3,042	—	—
Foreclosed asset expense	486	1,710	1,036	6,887	11,378
Charitable contributions (included in other)	2,559	565	1,142	780	8,996
FDIC insurance premium (included in other)	2,706	2,848	2,727	4,867	6,843
Provision (credit) for residential mortgage loan repurchase losses (included in other)	(1,352)	467	(130)	(2,022)	4,944
Reserve (credit) for unfunded loan commitments (included in other)	(271)	(373)	(3,501)	(1,680)	1,620
Branch consolidation and relocation costs (included in other)	—	1,336	—	—	—
Premium paid on repurchase of preferred stock of subsidiaries (included in other)	—	—	1,895	—	—
Non-cash loss (gain) on ineffective portion of derivative (included in other)	—	—	(67)	142	—
Write-down of assets	—	—	—	2,586	4,624
Loss on early extinguishment of debt (included in other)	—	—	—	—	6,234

Income tax expense (benefit):	27,088	20,389	(112,247)	—	—

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii.

Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, commercial mortgage, construction loans, and leases to small and medium-sized companies, business professionals, and real estate developers, as well and residential mortgage and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues—interest income.

•
Deposits: We strive to provide exceptional customer service and products that meet our customers’ needs, like our Value Checking, as well as our Exceptional Checking & Savings and Super Savings accounts. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

Executive Overview

In 2015 we continued to achieve key objectives for the Company.

•	We recorded our fifth consecutive profitable year in 2015 with net income of $45.9 million, or $1.40 per diluted common share.

•	We saw continued improvement in our asset quality as we reduced our nonperforming assets by $25.8 million to $16.2 million at December 31, 2015 from $42.0 million at December 31, 2014.

•
As a result of the continued improvement in our credit risk profile, we were able to reduce our allowance for loan and lease losses (the “Allowance”), which resulted in a positive impact to earnings. Our total credit costs during fiscal 2015, which include the provision for loan and lease losses (the “Provision”), write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, totaled a credit of $16.0 million, compared to a credit of $6.0 million in 2014.

•
With the improving market conditions in Hawaii, together with our efforts to expand and strengthen customer relationships, we realized strong loan growth of $279.3 million, or 9.5%, as well as an increase of $276.0 million, or 8.3% in our core deposit base in 2015.

•
Our capital position remained strong, supported by five consecutive years of profitability and the improvements in our asset quality. With consistent profitability, we were able to increase our regular cash dividends paid from $0.36 per share in 2014 to $0.50 per share in 2015 and in addition, paid a special cash dividend of $0.32 per share in December 2015.

•
In 2015, our strong capital position and consistent profitability also allowed us to execute on our stock buyback program and repurchase approximately 11.7% of outstanding shares as of December 31, 2014.

The year also marked changes to our Executive Management Team and CPF and CPB Boards. Effective July 1, 2015, Catherine Ngo was appointed President and Chief Executive Officer and David Morimoto was appointed Executive Vice President and Chief Financial Officer. Additionally, Lee Moriwaki was appointed Executive Vice President and Chief Information Officer in 2015.

In June 2015, two representatives from the co-lead investors in our 2011 recapitalization vacated their board seats and were replaced by Catherine Ngo, and President and Chief Banking Officer, Lance Mizumoto. In addition, we welcomed Saedene Ota and Wayne Kamitaki to our Boards, who we believe both bring a wealth of experience and understanding of our local market.

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

The U.S economic recovery continues to be weighed down by underutilization of labor forces, low level of inflation as a result of declining commodity prices, weakness in business investment and manufacturing, and increased concerns over the pace of the global economic recovery. In addition, the stock market's inability to sustain gains this year continues to hold back further progress.

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by conditions in the banking industry, macroeconomic conditions, and the real estate markets in Hawaii. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

Hawaii’s general economic conditions continued to improve in 2015. Tourism continues to be Hawaii’s center of strength and its most significant economic driver. For the fourth straight year, Hawaii’s strong visitor industry broke records for visitor arrivals and visitor spending. According to the Hawaii Tourism Authority (“HTA”), 8.6 million total visitors arrived in the state in 2015. This was an increase of 4.1% from the previous high of 8.3 million visitor arrivals in 2014. The HTA also reported that total spending by visitors increased to $15.16 billion in 2015, an increase of 2.3%, from the previous high of $14.82 billion in 2014. According to the Hawaii Department of Business Economic Development & Tourism (“DBEDT”), total visitor arrivals and visitor spending are expected to gain 1.7% and 3.5% in 2016, respectively.

Hawaii’s labor market conditions also continued to improve in 2015. The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 3.2% in December 2015, compared to 4.0% in December 2014. The last time the seasonally adjusted annual unemployment rate was at 3.2% was in January 2008. In addition, Hawaii’s unemployment rate in December 2015 of 3.2%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 5.0%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be 3.7% in 2016.

Real personal income and real gross state product grew by approximately 3.6% and 3.5%, respectively, in 2015. DBEDT projects real personal income and real gross state product to grow by 3.0% and 2.3%, respectively, in 2016. Based on the recent developments in the national and global economy, the performance of Hawaii’s tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, DBEDT expects Hawaii’s economy will continue to experience positive growth in 2016.

Historically, real estate lending has been a primary focus for us, including residential mortgage, commercial mortgage and construction loans. As a result, we are dependent on the strength of Hawaii’s real estate market. Home sales in Hawaii were strong in 2015. According to the Honolulu Board of Realtors, Oahu single-family home prices soared to record highs in 2015. The median resale price in 2015 for single-family homes on Oahu was $700,000, representing an increase of 3.7% from the median resale price of $675,000 in 2014. The median resale price for condominiums on Oahu was $360,000 in 2015, representing an increase of 2.9% from the median resale price of $350,000 in 2014. Oahu unit sales volume increased by 5.2% for single-family homes and increased by 4.5% for condominiums in 2015 from 2014. We believe the Hawaii real estate market will continue to show improvements in 2016, however, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by: (i) the economy in Hawaii, and to a significantly lesser extent, California, and (ii) the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate as they did in the latter part of 2007 through 2010, our results of operations would be negatively impacted. See “—Overview of Results of Operations—Concentrations of Credit

Risk” for a further discussion on how a deteriorating real estate market, combined with the elevated concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

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

Allowance for Loan and Lease Losses

The Allowance is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio. At December 31, 2015, we had an Allowance of $63.3 million, compared to $74.0 million at December 31, 2014.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification (“ASC”) 310-10, Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of December 31, 2015, this specific reserve represented $0.1 million of the total Allowance, compared to $1.5 million at December 31, 2014.

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

As economic conditions continued to improve and stabilize, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believed this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience. At December 31, 2015, the look-back period for loans secured by real estate includes 24 quarters of historical loss experience.

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

In recognizing that current and relevant environmental (economic, market or other) conditions that can affect repayment may not yet be fully reflected in historical loss experience, qualitative assessments are conducted to factor in current loan portfolio and market intelligence. These adjustments, which are added to (or subtracted from) the loss ratio, consider the nature of the bank’s primary markets and are reasonable, consistently determined and appropriately documented. Management reviews the results of the qualitative adjustment factors to ensure it is consistent with the trends in the overall economy, and from time to time may make adjustments, if necessary, to ensure directional consistency. These qualitative adjustments for 2012 through 2015 include the following:

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

2015

•
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

The sum of each subsector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the subsector’s period-ending loan balance to determine each subsector’s general allowance provision. The sum of the 128 subsector general allowance provisions represents the general allowance provision of the entire portfolio. As of December 31, 2015, this general allowance represented $61.1 million of the total Allowance, compared to $68.5 million at December 31, 2014.

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

As of December 31, 2015 and December 31, 2014, an unallocated estimate of $2.1 million and $4.0 million, respectively, was based on the Company’s recognition of domestic (U.S. mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on the two key drivers of the Hawaii economy: tourism and Federal spending.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. As of December 31, 2015 and 2014, all of our loans held for sale were Hawaii residential mortgage loans.

Mortgage Servicing Rights

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one pool.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds with an AA average rating, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2015, we used a weighted-average discount rate of 4.3% and an expected long-term rate of return on plan assets of 7.0%, which affected the amount of pension liability recorded as of year-end 2015 and the amount of pension expense to be recorded in 2016. At December 31, 2014, we used a weighted-average discount rate of 4.0% and an expected long-term rate of return on plan assets of 7.0% in determining the pension liability recorded as of year-end 2014 and the amount of pension expense recorded in 2015. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2015, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2016 pension expense by less than $0.1 million and year-end 2015 pension liability by $0.8 million, while a 0.25% change in the asset return rate would impact 2016 pension expense by less than $0.1 million.

Overview of Results of Operations

2015 vs. 2014 Comparison

In 2015, we recognized net income of $45.9 million, or $1.40 per diluted common share, compared to net income of $40.5 million, or $1.07 per diluted common share, in 2014. The increase in net income from 2014 was primarily due to a higher credit to the Provision, as well as an increase in net interest income, and a decrease in other operating expense.

We recorded a credit to the Provision of $15.7 million in 2015, compared to $6.4 million in 2014. Total credit costs, which include the Provision, write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, amounted to a credit of $16.0 million in 2015, compared to a credit of $6.0 million in 2014.

Net interest income increased by $6.1 million from 2014 to 2015, primarily due to an increase in average loans and leases.

Other operating expense decreased by $1.6 million, primarily due to a credit to the reserve for residential mortgage loan repurchase losses of $1.4 million recorded in 2015, compared to an increase to the reserve of $0.5 million recorded in 2014, lower salaries and employee benefits of $1.5 million, branch consolidation and relocation costs of $1.3 million recorded in 2014, and lower foreclosed asset expense of $1.2 million. These decreases in other operating expense were partially offset by higher computer software expense of $2.5 million and higher amortization of intangible assets of $1.5 million.

These improvements were partially offset by a decrease in other operating income of $4.8 million from 2014 to 2015. The decrease in other operating income was due primarily to investment securities losses of $1.9 million recorded in 2015, compared to investment securities gains of $0.2 million in 2014. In addition, we recorded lower income recovered on loans previously charged off of $0.6 million and recorded net unrealized losses on loans held for sale and interest rate locks of $0.3 million in 2015, compared to net unrealized gains on loans held for sale and interest rate locks of $0.3 million in 2014.

In addition, income tax expense increased by $6.7 million from 2014 primarily due to higher pre-tax income in 2015.

Our net income on average assets and average shareholders’ equity for 2015 was 0.92% and 8.91%, respectively, compared to 0.85% and 6.80%, respectively, in 2014.

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

We recorded a credit to the Provision of $6.4 million in 2014, compared to a credit to the Provision of $11.3 million in 2013. Total credit costs, which include the Provision, write-downs of loans classified as held for sale, foreclosed asset expense, gains on sales of foreclosed assets, and the change in the reserve for unfunded loan commitments, amounted to a credit of $6.0 million in 2014, compared to a credit of $22.4 million in 2013.

Other operating income decreased by $11.1 million from 2013 to 2014, primarily due to lower net gains on sales of foreclosed assets of $7.6 million and lower net gains on sales of residential mortgage loans of $4.4 million.

In 2014, we recorded income tax expense of $20.4 million, compared to an income tax benefit of $112.2 million recorded in 2013. The income tax benefit recorded in 2013 included the aforementioned reversal of a significant portion of a valuation allowance on our net DTA of $119.8 million.

Offsetting these negative variances was an increase in net interest income of $10.3 million and a decrease in other operating expense of $6.7 million. The increase in net interest income was due primarily to an increase in interest-earnings assets from 2013 to 2014, combined with an increase in yields earned on the assets. The decrease in other operating expense was due primarily to lower salaries and employee benefits of $8.4 million and lower amortization of intangible assets of $2.1 million, partially offset by higher computer software expense of $1.7 million.

Our net income on average assets and average shareholders’ equity for 2014 was 0.85% and 6.80%, respectively, compared to 3.73% and 27.70%, respectively, in 2013.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior year’s rate) and (ii) changes in rates (change in rate multiplied by the current year’s volume).

Table 1. Average Balances, Interest Income and Expense, Yields and Rates (Taxable Equivalent)

	2015			2014			2013
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$13,966	0.25%	$35	$13,207	0.25%	$33	$81,249	0.25%	$203
Taxable investment securities (1)	1,339,070	2.46	33,005	1,344,821	2.50	33,597	1,534,136	2.05	31,521
Tax-exempt investment securities (1)	175,919	3.52	6,188	178,275	3.45	6,148	177,510	3.51	6,232
Loans and leases, including loans held for sale (2)	3,038,100	3.91	118,887	2,798,826	4.01	112,137	2,394,955	4.36	104,479
Federal Home Loan Bank stock	23,631	0.36	86	45,185	0.10	46	47,202	0.05	24
Total interest-earning assets	4,590,686	3.45	158,201	4,380,314	3.47	151,961	4,235,052	3.36	142,459
Nonearning assets	375,003			379,502			375,770
Total assets	$4,965,689			$4,759,816			$4,610,822

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$802,121	0.05%	$399	$764,504	0.05%	$373	$708,658	0.05%	$349
Savings and money market deposits	1,276,830	0.07	916	1,227,049	0.07	901	1,191,919	0.07	894
Time deposits under $100,000	227,288	0.37	838	254,572	0.42	1,069	285,042	0.46	1,301
Time deposits $100,000 and over	844,376	0.17	1,474	804,863	0.17	1,384	769,672	0.19	1,500
Short-term borrowings	92,045	0.28	254	31,732	0.29	92	1,988	0.32	6
Long-term debt	92,785	2.83	2,626	92,790	2.77	2,572	104,373	2.99	3,119
Total interest-bearing liabilities	3,335,445	0.20	6,507	3,175,510	0.20	6,391	3,061,652	0.23	7,169
Noninterest-bearing deposits	1,072,998			938,078			849,371
Other liabilities	42,203			51,003			73,040
Total liabilities	4,450,646			4,164,591			3,984,063
Shareholders’ equity	515,043			595,210			621,282
Non-controlling interests	—			15			5,477
Total equity	515,043			595,225			626,759
Total liabilities and equity	$4,965,689			$4,759,816			$4,610,822

Net interest income			$151,694			$145,570			$135,290

Net interest margin		3.30%			3.32%			3.19%

(1)	At amortized cost.

(2)	Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2015 Compared to 2014			2014 Compared to 2013

	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets
Interest-bearing deposits in other banks	$2	$—	$2	$(170)	$—	$(170)
Taxable investment securities	(144)	(448)	(592)	(3,881)	5,957	2,076
Tax-exempt investment securities	(81)	121	40	27	(111)	(84)
Loans and leases, including loans held for sale	9,587	(2,837)	6,750	17,609	(9,951)	7,658
Federal Home Loan Bank stock	(22)	62	40	(1)	23	22
Total interest-earning assets	9,342	(3,102)	6,240	13,584	(4,082)	9,502

Interest-bearing liabilities
Interest-bearing demand deposits	19	7	26	28	(4)	24
Savings and money market deposits	35	(20)	15	25	(18)	7
Time deposits under $100,000	(115)	(116)	(231)	(140)	(92)	(232)
Time deposits $100,000 and over	67	23	90	67	(183)	(116)
Short-term borrowings	175	(13)	162	95	(9)	86
Long-term debt	—	54	54	(346)	(201)	(547)
Total interest-bearing liabilities	181	(65)	116	(271)	(507)	(778)

Net interest income	$9,161	$(3,037)	$6,124	$13,855	$(3,575)	$10,280

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $151.7 million in 2015, increasing by $6.1 million, or 4.2%, from $145.6 million in 2014, which increased by $10.3 million, or 7.6%, from net interest income of $135.3 million recognized in 2013. The increase in net interest income for 2015 was primarily the result of a significant increase in average loans and leases as we continued to redeploy our excess liquidity into higher yielding assets. Partially offsetting the increase was the 4 basis points (“bp”) decrease in average yields earned on our taxable investment securities and a 10 bp decline in average yields earned on our loans and leases portfolio.

Average rates earned on our interest-earning assets decreased by 2 bp in the year ended December 31, 2015, from the year ended December 31, 2014. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2015 remained unchanged from the year ended December 31, 2014. The decline in average yields earned on our interest-earning assets in 2015 was primarily attributable to the 10 bp and 4 bp decreases in average yields earned on our loans and leases and taxable investment securities portfolios, respectively.

In the second quarter of 2015, $119.4 million in available-for-sale mortgage-backed securities were sold as part of an investment portfolio repositioning strategy designed to reduce net interest income volatility and enhance the potential prospective earnings and an improved net interest margin. Investment securities sold had a weighted average life of 4.4 years, average yield of 1.35%, and resulted in a loss of $1.9 million. Proceeds from the sale were reinvested in $120.6 million in investment securities with a weighted average life of 7.6 years and an average yield of 2.71%. The new securities were classified in the available-for-sale portfolio.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 75.1%, 73.8%, and 73.3% of interest income in 2015, 2014 and 2013, respectively, as well as interest earned on investment securities, which represented 24.8%, 26.2%, and 26.5% of interest income (on a taxable-equivalent basis), respectively. Interest income expressed on a taxable-equivalent basis of $158.2 million in 2015 increased by $6.2 million, or 4.1%, from the $152.0 million earned in 2014, which increased by $9.5 million, or 6.7%, from the $142.5 million earned in 2013.

As depicted in Table 2, the increase in interest income in 2015 from the prior year was primarily due to a significant increase in average loans and leases balances, partially offset by a decrease in average loan and taxable investment securities yields. The $239.3 million increase in average loans and leases contributed to an increase of $9.6 million in current year interest income. This increase was partially offset by the 10 bp decrease in average loan yields in 2015 which contributed to $2.8 million in lower interest income for 2015. The 4 bp decrease in average taxable investment securities yields contributed to a decrease of $0.4 million in current year interest income.

The increase in interest income in 2014 from 2013 was primarily due to a significant increase in average loans and leases balances and the increase in average taxable investment securities yields, partially offset by a decrease in average loan yields and the decrease in average taxable investment securities balances. The $403.9 million increase in average loans and leases contributed to an increase of $17.6 million in 2014 interest income. In addition, the 45 bp increase in average taxable investment securities yields in 2014 contributed to $6.0 million in higher interest income for 2014. These increases were partially offset by the 35 bp decrease in average loan yields in 2014 which contributed to $10.0 million in lower interest income for 2014. The $189.3 million decrease in average taxable investment securities contributed to a decrease of $3.9 million in 2014 interest income.

Interest Expense

In 2015, interest expense was $6.5 million which represented an increase of $0.1 million, or 1.8%, compared to interest expense of $6.4 million in 2014, which was a decrease of $0.8 million, or 10.9%, compared to $7.2 million in 2013.

In 2015, increases in the average balances of interest-bearing demand deposits of $37.6 million, savings and money market deposits of $49.8 million, time deposits $100,000 and over of $39.5 million, and short-term borrowings of $60.3 million contributed to the increase in interest expense in 2015. The average rate paid on interest-bearing liabilities remained unchanged from 0.20% in 2014. Decreases in the average rates paid on time deposits under $100,000 of 5 bp and short-term borrowings of 1 bp were offset by an increase in rates paid on long-term debt of 6 bp.

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

Net Interest Margin

Our net interest margin was 3.30%, 3.32% and 3.19% in 2015, 2014 and 2013, respectively. The decrease in our net interest margin in 2015 reflected the 10 bp and 4 bp decreases in average loan and taxable-investment securities yields, respectively.

The improvement in our net interest margin in 2014 from the prior year reflected the $403.9 million increase in average loans and leases contributing an increase of $17.6 million in interest income. In addition, reinvestment in higher yielding taxable investment securities resulted in a 45 bp increase in average taxable yields, contributing $6.0 million in higher interest income in 2014. These increases were partially offset by the 35 bp decrease in average loan yields, which contributed to the $10.0 million in lower interest income for 2014.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds range of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Fed Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and a positive economic outlook.

We continue to expect the target Fed Funds rate to remain low throughout 2016, as longer-term inflation continues to run below the Federal Open Market Committee's 2% longer-run objective, partly reflecting declines in energy prices and in prices of non-energy imports. We expect the yield curve to remain relatively unchanged throughout 2016, as concerns about the ability to maintain a sustained economic recovery still remain. Thus we expect our net interest margin to remain relatively unchanged through 2016 and expand modestly with the economic recovery.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Other service charges and fees	$11,461	$11,754	$12,490
Service charges on deposit accounts	7,829	8,113	7,041
Loan servicing fees	5,656	5,798	6,057
Net gain on sales of residential loans	6,107	5,545	9,986
Income from fiduciary activities	3,343	3,552	2,855
Income from bank-owned life insurance	2,034	2,922	2,333
Net gain on sales of foreclosed assets	568	971	8,584
Equity in earnings of unconsolidated subsidiaries	578	480	790
Fees on foreign exchange	450	464	508
Loan placement fees	720	437	570
Investment securities gains (losses)	(1,866)	240	482
Other:
Income recovered on loans previously charged off	794	1,436	—
Other recoveries	550	672	67
Net unrealized gains (losses) on loans-held-for-sale and interest rate locks	(324)	294	337
Commissions on sale of checks	325	336	316
Gain on extinguishment of debt	—	—	1,000
Other	759	809	1,529
Total other operating income	$38,984	$43,823	$54,945

Total other operating income as a percentage of average assets	0.92%	1.19%	1.44%

Total other operating income of $39.0 million in 2015 decreased by $4.8 million, or 11.0%, from the $43.8 million earned in 2014, which decreased by $11.1 million, or 20.2%, from the $54.9 million earned in 2013.

The decrease in other operating income in 2015 from 2014 was primarily due to investment securities losses of $1.9 million recorded in 2015, compared to investment securities gains of $0.2 million in 2014, and a reversal of unrealized gains on loans-held-for-sale and interest rate locks of $0.3 million in 2015, compared to an increase in unrealized gains on loans-held-for-sale and interest rate locks of $0.3 million in 2014. In addition, we recorded lower income from bank-owned life insurance of $0.9 million, lower income recovered on loans previously charged off of $0.6 million, and lower net gains on sales of foreclosed assets of $0.4 million. These decreases were partially offset by an increase in net gains on sales of residential mortgage loans of $0.6 million.

The decrease in other operating income in 2014 from 2013 was primarily due to lower net gains on sales of foreclosed assets and net gains on sales of residential mortgage loans of $7.6 million and $4.4 million, respectively, and a gain on the early extinguishment of trust preferred debt of $1.0 million recorded in 2013. Partially offsetting these decreases in 2014 were higher income recovered on loans previously charged off of $1.4 million and higher service charges on deposit accounts of $1.1 million.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.
Table 4. Components of Other Operating Expense

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$66,429	$67,941	$76,294
Net occupancy	14,432	15,252	14,323
Legal and professional services	7,340	7,806	8,094
Computer software expense	8,831	6,327	4,579
Amortization and impairment of other intangible assets	6,859	5,332	7,418
Communication expense	3,483	3,635	3,523
Equipment	3,475	3,582	3,676
Advertising expense	2,550	2,342	2,666
Foreclosed asset expense	486	1,710	1,036
Other:
Charitable contributions	2,559	565	1,142
FDIC insurance assessment	2,706	2,848	2,727
Miscellaneous loan expenses	1,348	1,083	1,150
ATM and debit card expenses	1,538	1,566	1,724
Amortization of investments in low-income housing tax credit partnerships	1,078	1,363	1,700
Armored car expenses	896	864	885
Entertainment and promotions	1,059	968	998
Stationery and supplies	1,026	1,026	985
Directors' fees and expenses	662	795	712
Provision (credit) for residential mortgage loan repurchase losses	(1,352)	467	(130)
Reserve (credit) for unfunded loan commitments	(271)	(373)	(3,501)
Branch consolidation and relocation costs	—	1,336	—
Premium paid on repurchase of preferred stock of subsidiaries	—	—	1,895
Other	6,093	6,378	7,640
Total other operating expense	$131,227	$132,813	$139,536

Total other operating expense as a percentage of average assets	2.79%	3.03%	3.61%

Total other operating expense of $131.2 million in 2015 decreased by $1.6 million, or 1.2%, from total operating expense of $132.8 million in 2014, which decreased by $6.7 million, or 4.8%, compared to 2013.

The decrease in total other operating expense in 2015, compared to 2014, was primarily due to a credit to the provision for residential mortgage loan repurchase losses of $1.4 million in 2015, compared to a charge of $0.5 million in 2014. In addition, in 2015 we recorded lower salaries and employee benefits of $1.5 million, no branch consolidation and relocation costs compared $1.3 million in 2014, lower foreclosed asset expense of $1.2 million, and lower net occupancy expense of $0.8 million. These decreases were partially offset by increases in computer software expense of $2.5 million, charitable contributions of $2.0 million, and amortization of mortgage servicing rights of $1.5 million.

The decrease in total other operating expense in 2014, compared to 2013, was primarily the result of lower salaries and employee benefits and amortization and impairment of intangible assets of $8.4 million and $2.1 million, respectively, and a premium paid in 2013 on the repurchase of preferred stock of two subsidiaries of $1.9 million. Partially offsetting these decreases were lower credits to reserves for unfunded loan commitments of $3.1 million, higher computer software expense of $1.7 million, and branch consolidation and relocation costs incurred in 2014 of $1.3 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing other operating expense by total revenue. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company’s core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 69.61% in 2015, compared to 70.93% in 2014 and 74.20% in 2013. The decrease in our efficiency ratio was primarily driven by the aforementioned decrease in other operating expenses and increase in net interest income.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated:

Table 5. Reconciliation to Efficiency Ratio

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Total operating expenses	$131,227	$132,813	$139,536	$151,918	$178,942

Net interest income	149,528	143,418	133,109	$119,711	$117,821
Total other operating income	38,984	43,823	54,945	60,743	57,002
Total revenue	$188,512	$187,241	$188,054	$180,454	$174,823

Efficiency ratio	69.61%	70.93%	74.20%	84.19%	102.36%

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

In 2015, the Company recorded net income tax expense of $27.1 million, compared to $20.4 million in 2014, and a net income tax benefit of $112.2 million in 2013.

As of December 31, 2015, the remaining valuation allowance on our net DTA totaled $2.8 million, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company’s net DTA totaled $82.0 million as of December 31, 2015, compared to a net DTA of $104.4 million as of December 31, 2014, and is included in other assets on our consolidated balance sheets.

Our effective tax rate was 37.1% in 2015 compared to 33.5% in 2014 and -187.6% in 2013.

Financial Condition

Total assets of $5.13 billion at December 31, 2015 increased by $278.3 million, or 5.7%, from the $4.85 billion at December 31, 2014, and total liabilities of $4.64 billion at December 31, 2015 increased by $351.7 million, or 8.2%, from December 31, 2014. The increase in total assets and total liabilities in 2015 was due primarily to our deposit growth and deployment of these proceeds into higher yielding assets.

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

We score consumer and small business loans using underwriting matrices (“Scorecards”) developed based on the results of an analysis from a reputable national credit scoring company commissioned by our Bank. The Scorecards use the attributes that were determined to most highly correlate with probability of repayment.  Those attributes include (i) credit score, (ii) credit limit amount, and (iii) debt-to-income ratio.

Loans and leases totaled $3.21 billion at December 31, 2015, which increased by $279.3 million, or 9.5%, from the $2.93 billion at December 31, 2014, which increased by $301.6 million, or 11.5%, from the $2.63 billion held at December 31, 2013. The increase in our loan portfolio in 2015 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was due to net increases in the following loan portfolios: commercial, financial and agricultural of $57.3 million, or 12.4%, residential mortgage of $154.0 million, or 12.0%, commercial mortgage of $57.5 million, or 8.2%, and consumer of $42.3 million, 11.6%. These increases were offset by net decreases in the construction loan portfolio of $29.7 million, or 25.9%, and lease portfolio of $2.1 million, or 67.3%. In 2015, we transferred the collateral in eight portfolio loans with a carrying value of $2.2 million to other real estate and recorded charge-offs of loans and leases of $11.3 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Commercial, financial and agricultural	$521,086	$463,763	$398,716	$246,218	$180,704
Real estate:
Construction	84,885	114,554	75,616	96,194	161,063
Mortgage:
- residential	1,436,305	1,282,324	1,136,573	966,065	844,737
- commercial	760,749	703,273	702,767	741,580	751,431
Consumer	407,479	365,144	310,688	143,383	108,810
Leases	1,028	3,140	6,241	10,504	17,702
Total loans and leases	3,211,532	2,932,198	2,630,601	2,203,944	2,064,447
Allowance for loan and lease losses	(63,314)	(74,040)	(83,820)	(96,413)	(122,093)
Net loans	$3,148,218	$2,858,158	$2,546,781	$2,107,531	$1,942,354
The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2015.

Table 7. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$339,738	$181,348	$521,086
Real estate:
Construction	81,655	3,230	84,885
Mortgage:
- residential	1,436,305	—	1,436,305
- commercial	642,845	117,904	760,749
Consumer	273,248	134,231	407,479
Leases	1,028	—	1,028
Total loans and leases	2,774,819	436,713	3,211,532
Allowance for loan and lease losses	(54,141)	(9,173)	(63,314)
Net loans and leases	$2,720,678	$427,540	$3,148,218

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

Our construction loan portfolios decreased by $64.9 million in 2012 and $20.6 million in 2013. In 2014, our construction loan portfolio increased by $38.9 million. In 2015, our construction loan portfolio decreased by $29.7 million. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $47.5 million at December 31, 2015, compared to $66.5 million in the prior year, while remaining interest reserves was $2.5 million, or 5.3% of the outstanding principal balance of loans with interest reserves at December 31, 2015, compared to $3.2 million, or 4.9% of the outstanding principal balance of loans with interest reserves at December 31, 2014.

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

In the event that unfavorable circumstances alter the original project schedule (e.g., cost overruns, project delays, etc.), our policy is to evaluate whether or not it is appropriate to maintain interest capitalization or demand payment of interest in cash and we will work with the borrower to explore various restructuring options, which may include obtaining additional equity and/or requiring additional collateral. We may also require borrowers to directly pay scheduled interest payments.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential
HELOC	$301,980	13.7%	$228,319	11.5%	$175,612	9.6%	$154,195	9.0%	$131,980	8.3%
Closed-ended loans	1,134,325	51.7	1,054,005	53.1	960,961	52.2	811,870	47.6	712,757	44.6
Total	1,436,305	65.4	1,282,324	64.6	1,136,573	61.8	966,065	56.6	844,737	52.9

Commercial	760,749	34.6	703,273	35.4	702,767	38.2	741,580	43.4	751,431	47.1
Total	$2,197,054	100.0%	$1,985,597	100.0%	$1,839,340	100.0%	$1,707,645	100.0%	$1,596,168	100.0%

Residential

Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii and home equity lines of credit and loans. Our home equity lines of credit, which typically carry floating interest rates, accounted for approximately 21.0% of our residential mortgage portfolio. Maximum loan-to-value ratios of 80% are typically required for fixed- and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.4 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Residential mortgage loan balances as of December 31, 2015 totaled $1.44 billion, increasing by $154.0 million, or 12.0%, from the $1.28 billion held at year-end 2014, which increased by $145.8 million, or 12.8%, from the $1.14 billion held at year-end 2013. The increase in residential mortgage loan balances was due primarily to the reinvestment of cash flow into higher yielding assets.

Residential mortgage loans held for sale at December 31, 2015 totaled $14.1 million, an increase of $4.4 million, or 45.7%, from the December 31, 2014 balance of $9.7 million, which decreased by $2.7 million, or 21.7%, from the December 31, 2013 balance of $12.4 million. In 2015, 2014 and 2013, we did not securitize any residential mortgage loans.

Home equity lines of credit (“HELOCs”) are underwritten according to a policy and guidelines reviewed and approved by the Board of Directors annually. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. As of December 31, 2015, 70% of the HELOCS in the portfolio are fully amortizing and the remaining 30% have a balloon payment due at maturity. All HELOCs today are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio (DTI), and maximum combined loan-to-value ratio (CLTV). During 2015, the weighted average FICO score for newly originated lines exceeded 760 and the weighted average CLTV was less than 60%. Any underwriting exceptions are recorded and tracked. As of December 31, 2015, more than 30% of all lines in the portfolio were secured by 1st lien mortgages at origination. All HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

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

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$190,202	46.7%	$150,559	41.2%	$149,780	48.2%	$70,219	48.9%	$64,343	59.1%
Other revolving credit plans	73,756	18.1	67,099	18.4	61,835	19.9	35,074	24.5	34,505	31.7
Student loans	38,636	9.5	57,776	15.8	15,971	5.1	—	—	—	—
Other	104,885	25.7	89,710	24.6	83,102	26.8	38,090	26.6	9,962	9.2
Total	$407,479	100.0%	$365,144	100.0%	$310,688	100.0%	$143,383	100.0%	$108,810	100.0%

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

Consumer loans totaled $407.5 million at December 31, 2015, increasing by $42.3 million, or 11.6%, from 2014’s year-end balance of $365.1 million, which increased by $54.5 million, or 17.5%, compared to the $310.7 million held at year-end 2013. At December 31, 2015, automobile loans, primarily indirect dealer loans, comprised 46.7% of consumer loans outstanding.

Total automobile loans of $190.2 million at year-end 2015 increased by $39.6 million, or 26.3%, from 2014’s year-end balance of $150.6 million, which increased by $0.8 million, or 0.5%, from $149.8 million at year-end 2013. In 2015, we purchased two auto loan portfolios totaling $52.8 million, which included a $1.7 million premium over the $51.1 million outstanding balance. In 2014, we purchased a participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance. In 2013, we purchased auto loan portfolios totaling $67.7 million, which included a $2.8 million premium over the $64.9 million outstanding balance.

In 2014 and 2013, we purchased participation interests in student loans totaling $51.5 million and $17.4 million, respectively, which represented the outstanding balance at the time of purchase.

In 2015, we also purchased fixed-rate unsecured consumer loans (included in other) totaling $15.9 million, which represented the outstanding balance at the time of purchase.

We issue solar photovoltaic loans (included in other) which totaled $13.9 million at December 31, 2015, compared to $17.7 million at December 31, 2014 and $17.9 million at December 31, 2013.

Concentrations of Credit Risk

As of December 31, 2015, approximately $2.28 billion, or 71.1% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the states of Hawaii and California. Consistent with our focus of being a Hawaii-based bank, 86.4% of our loan portfolio was concentrated in the Hawaii market while 13.6% was concentrated in the U.S. Mainland as of December 31, 2015.

Our foreign credit exposure as of December 31, 2015 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2015, commercial, financial and agricultural loans were 27.5% fixed rate and 72.5% variable rate. Real estate construction loans were 43.3% fixed rate and 56.7% variable rate. Residential mortgage loans, which include home equity lines and loans, were 64.9% fixed rate and 35.1% variable rate. Commercial mortgage loans were 31.8% fixed rate and 68.2% variable rate. Consumer loans were 73.7% fixed rate and 26.3% variable rate.

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

Qualifying payments for our variable rate residential mortgage loans with initial fixed rate periods of five years or less are calculated using the greater of the note rate plus 2% per annum or the fully indexed rate. Payments for our variable rate loans with a fixed-rate period of greater than five years are calculated using the greater of the note rate or the fully indexed rate. The qualifying payment for our HELOCs is based on the fully indexed rate plus the required principal plus interest payment due during the repayment period assuming the line was fully drawn. Our consumer lines of credit use a qualifying payment based on a percentage of the credit limit that exceeds the actual required fully indexed interest rate payment calculation.

Table 10 sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2015. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 20. Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural
With fixed interest rates	$5,548	$85,692	$52,187	$143,427
With variable interest rates	24,047	191,528	162,084	377,659
	29,595	277,220	214,271	521,086
Real estate:
Construction
With fixed interest rates	2,232	18,908	15,589	36,729
With variable interest rates	14,349	28,010	5,797	48,156
	16,581	46,918	21,386	84,885
Mortgage - residential
With fixed interest rates	6,469	4,957	920,865	932,291
With variable interest rates	11,410	27,140	465,464	504,014
	17,879	32,097	1,386,329	1,436,305
Mortgage - commercial
With fixed interest rates	10,108	87,426	144,068	241,602
With variable interest rates	20,633	83,110	415,404	519,147
	30,741	170,536	559,472	760,749
Consumer
With fixed interest rates	4,476	198,674	97,335	300,485
With variable interest rates	35,726	39,094	32,174	106,994
	40,202	237,768	129,509	407,479
Leases
With fixed interest rates	46	982	—	1,028
With variable interest rates	—	—	—	—
	46	982	—	1,028
Total	$135,044	$765,521	$2,310,967	$3,211,532

All loans
With fixed interest rates	$28,879	$396,639	$1,230,044	$1,655,562
With variable interest rates	106,165	368,882	1,080,923	1,555,970
Total	$135,044	$765,521	$2,310,967	$3,211,532

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average amount of loans outstanding	$3,038,100	$2,798,826	$2,394,955	$2,130,758	$2,121,544

Allowance for loan and lease losses:
Balance at beginning of year	$74,040	$83,820	$96,413	$122,093	$192,854

Charge-offs:
Commercial, financial and agricultural	5,658	5,046	2,812	3,779	2,401
Real estate:
Construction	—	—	358	8,435	31,371
Mortgage - residential	110	139	1,083	1,664	4,347
Mortgage - commercial	838	1,041	6,768	2,033	1,298
Consumer	4,650	3,703	1,595	1,490	2,116
Leases	—	8	—	28	10
Total	11,256	9,937	12,616	17,429	41,543

Recoveries:
Commercial, financial and agricultural	4,788	2,326	1,387	1,614	1,805
Real estate:
Construction	880	2,040	3,596	6,622	6,518
Mortgage - residential	2,177	992	1,107	876	1,033
Mortgage - commercial	6,719	53	4,240	488	1,034
Consumer	1,610	1,152	657	1,029	1,082
Leases	27	8	346	5	—
Total	16,201	6,571	11,333	10,634	11,472
Net loans charged off (recovered)	(4,945)	3,366	1,283	6,795	30,071

Provision (credit) charged to operations	(15,671)	(6,414)	(11,310)	(18,885)	(40,690)

Balance at end of year	$63,314	$74,040	$83,820	$96,413	$122,093

Ratios:
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.97%	2.53%	3.19%	4.37%	5.91%

Net loans charged off (recovered) during year to average loans and leases outstanding during year	(0.16)%	0.12%	0.05%	0.32%	1.42%

Our Allowance at December 31, 2015 totaled $63.3 million, which represented a decrease of $10.7 million, or 14.5%, from year-end 2014. When expressed as a percentage of total loans and leases, our Allowance decreased to 2.0% at December 31, 2015, from 2.5% at year-end 2014. The decrease in our Allowance during 2015 was a result of a credit to the Provision of $15.7 million recognized during the year and $4.9 million in net recoveries during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2014 to year-end 2015 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets increased from 176.14% at December 31, 2014 to 390.10% at December 31, 2015. Our Allowance as a percentage of our nonaccrual loans increased from 189.42% at December 31, 2014 to 443.75% at December 31, 2015.

This trend was consistent with the improving credit quality as represented by non-performing assets of $16.2 million, $42.0 million, and $46.8 million at December 31, 2015, 2014 and 2013, respectively.  Net recoveries were $4.9 million for the year ended December 31, 2015, compared to net charge-offs for the years ended December 31, 2014 and 2013 of $3.4 million and $1.3 million, respectively.

The general component of the Allowance is applicable to performing loans and leases and comprised 96.5%, 92.5% and 92.4% of the total Allowance at December 31, 2015, 2014 and 2013, respectively. The amounts of the general reserves were $61.1 million, $68.5 million and $77.5 million at December 31, 2015, 2014 and 2013, respectively.

The specific component of the Allowance evaluates for impairment and provisions for those loans that meet one or more of the following characteristics: classified as substandard, doubtful or loss, nonaccrual loans, troubled debt restructures, or any loans deemed prudent by management to analyze. The specific reserves comprised 0.1%, 2.1% and 0.4% of the total Allowance at December 31, 2015, 2014 and 2013, respectively. The amounts of the specific reserves were $0.1 million, $1.5 million and $0.3 million at December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management’s risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$6,905	16.2%	$8,954	15.8%	$13,196	15.2%	$4,987	11.2%	$6,110	8.7%
Real estate:
Construction	8,454	2.7	14,969	3.9	2,774	2.9	4,510	4.3	28,630	7.8
Mortgage:
Residential	17,738	44.7	17,927	43.7	25,272	43.2	27,836	43.8	30,732	40.9
Commercial	21,847	23.7	20,869	24.0	29,947	26.7	50,574	33.7	49,733	36.4
Consumer	6,230	12.7	7,314	12.5	6,576	11.8	2,421	6.5	2,335	5.3
Leases	—	—	7	0.1	55	0.2	85	0.5	553	0.9
Unallocated	2,140	—	4,000	—	6,000	—	6,000	—	4,000	—
Total	$63,314	100.0%	$74,040	100.0%	$83,820	100.0%	$96,413	100.0%	$122,093	100.0%

The Allowance allocated to commercial loans at December 31, 2015 totaled $6.9 million, compared to $9.0 million at December 31, 2014, representing 1.3% and 1.9% of total commercial loans, respectively. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial loans were primarily due to improvement in the Moody’s proxy loss rates utilized.

The Allowance allocated to construction loans totaled $8.5 million, or 9.9%, of construction loans at December 31, 2015, compared to $15.0 million, or 13.0%, of construction loans outstanding at December 31, 2014. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to the significant decrease in the construction loan portfolio as of December 31, 2015.

The Allowance allocated to our residential mortgage loans decreased to $17.7 million, or 1.2%, of total residential mortgage loans at December 31, 2015, compared to $17.9 million, or 1.4%, of related loans at December 31, 2014. The decrease in the ending Allowance amount was primarily due to the decrease in nonaccrual residential mortgage loans as of December 31, 2015, which was partially offset by growth in the residential mortgage portfolio.

Commercial mortgage loans were allocated an Allowance of $21.8 million, or 2.9%, of those loans at December 31, 2015, compared to $20.9 million, or 3.0%, of commercial mortgage loans at year-end 2014. The increase in the ending Allowance amount was primarily due to the increase in the commercial mortgage loan portfolio as of December 31, 2015.

The allocated Allowance for consumer loans at December 31, 2015 decreased to $6.2 million from $7.3 million in the prior year, representing 1.5% of total consumer loans in 2015, compared to 2.0% in 2014. The decrease in the ending Allowance amount was primarily due lower than expected loss experience.

We did not allocate an Allowance for leases as of December 31, 2015, compared to $7 thousand, or 0.2%, of total leases as of December 31, 2014.

The unallocated portion of the Allowance of $2.1 million at December 31, 2015 decreased from $4.0 million at December 31, 2014 as additional loan portfolio performance data has been captured in our historic loss experience. The unallocated portion of the Allowance has been maintained to provide for additional credit risk which may exist but may not be adequately accounted for in the specific and unspecified allocations due to the amount of judgment involved in the determination of the Allowance, the absence of perfect knowledge of all credit risks and the amount of uncertainty in predicting the strength of the economy and the sustainability of that strength.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$1,044	$13,007	$3,533	$3,510	$1,367
Real estate:
Construction	—	310	4,015	38,742	69,765
Mortgage - residential	6,130	13,048	20,271	27,499	46,960
Mortgage - commercial	7,094	12,722	13,769	9,487	15,821
Leases	—	—	—	94	—
Total nonaccrual loans	14,268	39,087	41,588	79,332	133,913

Other real estate
Real estate:
Construction	—	747	3,770	8,105	56,429
Mortgage - residential	1,962	2,201	1,184	2,372	5,252
Mortgage - commercial	—	—	209	209	—
Other real estate	1,962	2,948	5,163	10,686	61,681
Total nonperforming assets	16,230	42,035	46,751	90,018	195,594

Accruing loans delinquent for 90 days or more
Real estate:
Mortgage - residential	—	—	—	387	—

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Consumer	273	77	—	116	28
Leases	—	—	15	—	—
Total accruing loans delinquent for 90 days or more	273	77	15	503	28

Restructured loans still accruing interest
Commercial, financial & agricultural	—	361	406	447	—
Real estate:
Construction	809	892	3,857	9,522	5,170
Mortgage - residential	16,224	17,845	16,508	15,366	3,093
Mortgage - commercial	3,224	10,405	2,502	6,425	—
Total restructured loans still accruing interest	20,257	29,503	23,273	31,760	8,263

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$36,760	$71,615	$70,039	$122,281	$203,885

Total nonperforming assets as a percentage of loans and leases and other real estate	0.51%	1.43%	1.77%	4.06%	9.20%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	0.51	1.43	1.77	4.09	9.20

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	1.14	2.44	2.66	5.52	9.59

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$42,035	$46,751	$90,018	$195,594	$302,811
Additions	11,863	28,295	27,648	46,641	73,248
Reductions:
Payments	(9,564)	(9,630)	(41,766)	(63,107)	(106,529)
Return to accrual status	(11,486)	(15,761)	(17,247)	(26,261)	(9,482)
Sales of foreclosed assets	(13,307)	(3,457)	(9,519)	(53,029)	(36,221)
Charge-offs and/or writedowns	(3,311)	(4,163)	(2,383)	(9,820)	(28,233)
Total reductions	(37,668)	(33,011)	(70,915)	(152,217)	(180,465)
Balance at end of year	$16,230	$42,035	$46,751	$90,018	$195,594

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $16.2 million at December 31, 2015, compared to $42.0 million at December 31, 2014. Nonperforming assets at December 31, 2015 were comprised of $14.3 million in nonaccrual loans, none of which were loans classified as held for sale, and $2.0 million in other real estate.

The decrease in 2015 was attributable to $9.6 million in repayments, $11.5 million in loans restored to accrual status, the sale of $13.3 million of foreclosed assets, and charge-offs and write-downs totaling $3.3 million. All of these decreases were offset by $11.9 million in gross additions.

Net changes to nonperforming assets by category during 2015 included net decreases in U.S. Mainland commercial, financial and agricultural assets totaling $10.1 million, Hawaii residential mortgage assets totaling $7.2 million, Hawaii commercial mortgage assets totaling $4.0 million, Hawaii commercial, financial and agricultural assets totaling $1.8 million, U.S. Mainland commercial mortgage assets totaling $1.6 million, and Hawaii construction assets totaling $1.1 million.

Loans delinquent for 90 days or more still accruing interest totaled $0.3 million at December 31, 2015, compared to less than $0.1 million at December 31, 2014.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2015		2014		2013
	Held-to-Maturity (at Amortized Cost)	Available-for-Sale (at Fair Value)	Held-to-Maturity (at Amortized Cost)	Available-for-Sale (at Fair Value)	Held-to-Maturity (at Amortized Cost)	Available-for-Sale (at Fair Value)
	(Dollars in thousands)
Debt securities:
States and political subdivisions	$—	$190,473	$—	$191,645	$—	$179,357
Corporate securities	—	108,571	—	100,604	—	158,095
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	152,315	771,909	140,741	751,558	152,976	927,626
Commercial - U.S. Government sponsored entities	95,602	—	97,546	—	99,071
Residential - Non-government sponsored entities	—	64,032	—	46,693	—	11,991
Commercial - Non-government sponsored entities		136,354		137,641		130,055
Other	—	916	—	877	—	875
Total	$247,917	$1,272,255	$238,287	$1,229,018	$252,047	$1,407,999

Investment securities totaled $1.52 billion at December 31, 2015, increasing by $52.9 million, or 3.6%, from the $1.47 billion held at December 31, 2014, which decreased by $192.7 million, or 11.61%, from the $1.66 billion at year-end 2013.

In the second quarter of 2015, $119.4 million in available-for-sale agency securities were sold as part of an investment portfolio repositioning strategy designed to improve our interest rate risk profile. We received $117.5 million in gross proceeds and reinvested the proceeds in $120.6 million in mortgage-backed securities yielding an average of 2.71% at an average weighted life of 7.6 years. Gross realized losses on the sales of the available-for-sale investment securities were $1.9 million. The investment securities sold had an average net yield of 1.35% and a weighted average life of 4.4 years. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2015.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Mortgage-backed securities - U.S. Government sponsored entities:
Within one year	$—	—%
After one but within five years	—	—
After five but within ten years	95,602	2.07
After ten years	152,315	2.04
Total mortgage-backed securities - U.S. Government sponsored entities:	247,917	2.05

Total held-to-maturity portfolio	$247,917	2.05%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$2,549	9.20%
After one but within five years	17,457	2.36
After five but within ten years	69,325	3.31
After ten years	101,142	3.55
Total debt securities - States and political subdivisions	190,473	3.43

Debt securities - Corporate:
Within one year	13,248	2.85
After one but within five years	89,668	2.81
After five but within ten years	5,655	3.15
After ten years	—	—
Total debt securities - Corporate	108,571	2.83

Mortgage-backed securities - U.S. Government sponsored entities:
Within one year	—	—
After one but within five years	7,136	3.35
After five but within ten years	31,127	2.82
After ten years	733,646	2.39
Total mortgage-backed securities - U.S. Government sponsored entities	771,909	2.42

Mortgage-backed securities - Non-government sponsored entities:
Within one year	—	—
After one but within five years	22,841	2.97
After five but within ten years	113,513	3.27
After ten years	64,032	3.37
Total mortgage-backed securities - Non-government sponsored entities	200,386	3.27

Other:
Within one year	—	—
After one but within five years	—	—

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
After five but within ten years	—	—
After ten years	916	—
Total Other	916	—

Total available-for-sale portfolio	$1,272,255	2.74%

Total investment securities	$1,520,172	2.62%

(1)	Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 34%.

As of December 31, 2015, the weighted average yield of the investment portfolio of 2.62% increased by 4 bp from 2.58% in the prior year.

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

Total deposits of $4.43 billion at December 31, 2015 reflected an increase of $323.1 million, or 7.9%, from total deposits of $4.11 billion at December 31, 2014. Total deposits at December 31, 2014 increased by $174.1 million, or 4.4%, over the year-end 2013 balance of $3.94 billion. The increase in deposits in 2015 reflects net increases in savings and money market deposits of $156.5 million, noninterest-bearing demand deposits of $111.1 million, time deposits $100,000 and greater of $47.1 million, and interest-bearing demand deposits of $36.6 million. The net increases were offset by a net decrease in time deposits less than $100,000 of $28.2 million.

Core deposits totaled $3.58 billion at December 31, 2015 and increased by $276.0 million, or 8.3%, from December 31, 2014, which increased by $212.9 million or 6.9% from December 31, 2013. Core deposits as a percentage of total deposits was 80.8% at December 31, 2015, compared to 80.4% at December 31, 2014 and 78.6% at December 31, 2013. For additional information regarding the maturity of our time deposits of $100,000 or more, See Note 10 to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 1 bp in 2015, while savings and money market deposit rates and interest-bearing demand deposit rates remained unchanged. The average rate paid on all deposits remained unchanged in 2015 from 0.09% in 2014, which decreased from 0.11% in 2013.

Table 16. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,072,998	—%	$938,078	—%	$849,371	—%
Interest-bearing demand deposits	802,121	0.05	764,504	0.05	708,658	0.05
Savings and money market deposits	1,276,830	0.07	1,227,049	0.07	1,191,919	0.07
Time deposits	1,071,664	0.22	1,059,435	0.23	1,054,714	0.27
Total	$4,223,613	0.09%	$3,989,066	0.09%	$3,804,662	0.11%

We expect overall deposit rates to remain suppressed in 2016 in response to the FRB’s current monetary policy of keeping interest rates at low levels. In addition to the external interest rate environment, the overall direction of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations, which may be impacted by the repeal of federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts as part of the Dodd-Frank Act as further described in “Item 1A. Risk Factors.”

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2015.

Table 17. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$69,000	$—	$—	$—	$69,000
Long-term debt	—	—	—	92,785	92,785
Pension plan and SERP obligations	2,746	5,626	5,658	29,689	43,719
Operating leases	7,317	10,894	7,735	23,817	49,763
Purchase obligations	11,905	7,140	3,125	642	22,812
Total	$90,968	$23,660	$16,518	$146,933	$278,079

Components of short-term borrowings and long-term debt are discussed in Notes 11 and 12, respectively, to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 15 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Operating leases represent leases on bank premises as discussed in Note 17 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, need for raising additional capital (whether debt and/or equity) or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders’ equity totaled $494.6 million at December 31, 2015, a decrease of $73.4 million, or 12.9%, from the $568.0 million at December 31, 2014, which decreased by $92.1 million, or 13.9%, from 2013. When expressed as a percentage of total assets, shareholders’ equity was 9.6% at December 31, 2015, compared to 11.7% at December 31, 2014 and 13.9% at December 31, 2013.

The significant decrease in shareholders’ equity from December 31, 2014 to December 31, 2015 was primarily attributable to : 1) the repurchase of 4,122,881 shares of our common stock for a total cost of $93.3 million, excluding fees and expenses, under our stock repurchase program, and 2) cash dividends paid of $26.1 million. These decreases were partially offset by $45.9 million in net income in 2015, respectively. During 2015 we repurchased approximately 11.70% of our common stock outstanding at December 31, 2014.

The significant decrease in shareholders’ equity from 2013 to 2014 was primarily attributable to : 1) the purchase of 3,405,888 shares of our common stock for a total cost of $68.8 million, excluding fees and expenses, related to a tender offer, 2) the purchase of 2,782,178 shares of our common stock for a total cost of $56.2 million, excluding fees and expenses, related to repurchase agreements with our two largest shareholders, 3) the repurchase of 857,554 shares of our common stock for a total cost of $16.5 million, under our stock repurchase program, and 4) cash dividends paid of $13.4 million. These decreases were partially offset by $40.5 million and $19.0 million in net income and accumulated other comprehensive income in 2014, respectively. During 2014 we repurchased approximately 16.73% of our common stock outstanding at December 31, 2013.

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

Our tangible common equity ratio was 9.51% at December 31, 2015, compared to 11.52% at December 31, 2014 and 13.69% at December 31, 2013. Our book value per share was $16.06, $16.12, and $15.68 at year-end 2015, 2014 and 2013, respectively. The decrease in our tangible common equity ratio from 2014 was primarily attributable to the reduction in our common equity due to the common stock repurchases completed in 2015 under the aforementioned March 2015 Underwriting Agreement and stock repurchase program, as well as the quarterly and special dividends paid. The increase in our book value per share from 2014 was primarily attributable to net income recorded in 2015 of $45.9 million, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2015.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 18. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Total shareholders’ equity	$494,614	$568,041	$660,113
Less:
Other intangible assets (excluding mortgage servicing rights)	(7,355)	(10,029)	(12,704)
Tangible common equity	487,259	558,012	647,409

Total assets	5,131,288	4,852,987	4,741,198
Less: Other intangible assets (excluding mortgage servicing rights)	(7,355)	(10,029)	(12,704)
Tangible assets	5,123,933	4,842,958	4,728,494

Tangible common equity to tangible assets	9.51%	11.52%	13.69%

Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $90.0 million in trust preferred securities. We previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014 as discussed below. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust’s obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

On March 21, 2014, CPF received its first dividend from the bank since September 2008 of $125.0 million in order to meet its obligations under the Tender Offer and Private Repurchases. In the second through fourth quarters of 2014, CPF received additional dividends from the bank totaling $34.3 million to fund the quarterly cash dividends and share repurchases. In 2015, CPF received dividends totaling $111.8 million to fund the quarterly cash dividends, the special cash dividend, and share repurchases. As of December 31, 2015, on a stand-alone basis, CPF had an available cash balance of approximately $12.6 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2015, the bank had Statutory Retained Earnings of $63.7 million.

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

Share Repurchases

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

On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “March 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175.0 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75.0 million, excluding fees and expenses. On April 1, 2015, the transactions were consummated. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. The Company incurred $0.4 million of costs recorded in other expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

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

In January 2015, our Board of Directors increased our repurchase authority under the CPF Repurchase Plan by $25.0 million. In March, 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In 2015, an additional 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under this program. A total of $20.2 million authorized remained available for repurchase under the CPF Repurchase Plan at December 31, 2015.

In January 2016, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the CPF Repurchase Plan.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2015. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 19. Rate Sensitivity of Assets, Liabilities and Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$8,397	$—	$—	$—	$—	$—	$8,397
Investment securities	47,564	47,757	98,368	308,918	1,011,965	5,600	1,520,172
Loans held for sale	14,036	—	—	—	—	73	14,109
Loans and leases	806,033	257,573	374,309	917,097	855,578	942	3,211,532
Federal Home Loan Bank stock	8,606	—	—	—	—	—	8,606
Other assets	—	—	—	—	—	368,472	368,472
Total assets	$884,636	$305,330	$472,677	$1,226,015	$1,867,543	$375,087	$5,131,288

Liabilities and Equity
Noninterest-bearing deposits	$1,145,244	$—	$—	$—	$—	$—	$1,145,244
Interest-bearing deposits	2,756,141	287,862	145,957	66,552	31,683	—	3,288,195
Short-term borrowings	69,000	—	—	—	—	—	69,000
Long-term debt	92,785	—	—	—	—	—	92,785
Other liabilities	—	—	—	—	—	41,425	41,425
Equity	—	—	—	—	—	494,639	494,639
Total liabilities and equity	$4,063,170	$287,862	$145,957	$66,552	$31,683	$536,064	$5,131,288

Interest rate sensitivity gap	$(3,178,534)	$17,468	$326,720	$1,159,463	$1,835,860	$(160,977)	$—

Cumulative interest rate sensitivity gap	$(3,178,534)	$(3,161,066)	$(2,834,346)	$(1,674,883)	$160,977	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2015, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	0.22%
-100bp	(4.52)%

Table 20. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$8,397	$—	$—	$—	$—	$—	$8,397	$8,397
Weighted average interest rates	0.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.50%

Fixed rate investments	$193,689	$168,908	$140,010	$179,937	$213,848	$618,180	$1,514,572	$1,515,475
Weighted average interest rates	2.47%	2.41%	2.40%	2.29%	2.54%	2.58%	2.49%

Equity investments	$—	$—	$—	$—	$—	$848	$848	$916
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$488,051	$336,644	$237,988	$163,429	$113,302	$421,113	$1,760,527	$1,685,005
Weighted average interest rates	4.04%	4.06%	3.91%	4.07%	4.12%	4.16%	4.06%

Variable rate loans	$544,127	$291,898	$220,271	$153,381	$107,146	$147,276	$1,464,099	$1,422,494
Weighted average interest rates	3.91%	3.35%	3.39%	3.35%	3.28%	3.32%	3.56%

Total - December 31, 2015	$1,234,264	$797,450	$598,269	$496,747	$434,296	$1,187,417	$4,748,443	$4,632,287
Total - December 31, 2014	$1,041,022	$690,540	$533,778	$391,358	$315,913	$1,393,782	$4,366,393	$4,206,142

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,223,988	$—	$—	$—	$—	$—	$2,223,988	$2,223,988
Weighted average interest rates	0.07%	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%

Time deposits	$964,452	$41,513	$26,016	$19,395	$12,275	$556	$1,064,207	$1,064,255
Weighted average interest rates	0.23%	0.60%	0.61%	1.25%	0.91%	0.32%	0.28%

Short-term borrowings	$69,000	$—	$—	$—	$—	$—	$69,000	$69,000
Weighted average interest rates	0.35%	0.00%	0.00%	0.00%	0.00%	0.00%	0.35%

Long-term debt	$—	$—	$—	$—	$—	$92,785	$92,785	$67,421
Weighted average interest rates	0.00%	0.00%	0.00%	0.00%	0.00%	2.97%	2.97%

Total - December 31, 2015	$3,257,440	$41,513	$26,016	$19,395	$12,275	$93,341	$3,449,980	$3,424,664
Total - December 31, 2014	$2,984,467	$71,085	$28,064	$9,214	$21,284	$92,825	$3,206,939	$3,158,646

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

The table above presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. See Note 23 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2015 was 72.4% compared to 71.3% at December 31, 2014. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $74.5 million in 2015, $71.4 million in 2014, and $84.5 million in 2013. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $315.1 million, $83.1 million and $442.1 million in 2015, 2014 and 2013, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2015, 2014 and 2013, net loan originations accounted for $218.2 million, $245.1 million and $357.9 million, respectively, of cash used in investing activities. Net purchases of investment securities totaled $72.3 million and $24.2 million in 2015 and 2013, respectively, compared to net proceeds received from sales and maturities of investment securities of $223.0 million in 2014. Investing activities included proceeds from sales of loans originated for investment of $6.7 million and $10.7 million in 2015 and 2013, respectively, and other real estate of $6.7 million, $3.9 million, and $17.9 million in 2015, 2014 and 2013, respectively. We did not sell any loans originated for investment in 2014.

Cash provided by financing activities totaled $234.8 million, $48.4 million, and $229.5 million in 2015, 2014 and 2013, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2015, 2014 and 2013, we increased net deposits by $323.1 million, $174.1 million and $255.4 million, respectively. Net cash inflows from short-term debt totaled $31.0 million in 2015, $30.0 million in 2014 and $8.0 million in 2013. There were no cash outflows for long-term debt in 2015. Net cash outflows for long-term debt totaled $14 thousand in 2014 and $15.5 million in 2013. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily dividends and stock repurchases, totaled $119.3 million, $155.7 million and $6.7 million of cash used in 2015, 2014 and 2013, respectively, due primarily to share repurchases under the Tender Offer, the Private Repurchases, and the CPF Repurchase Plan.

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

The bank is a member of and maintained a $1.22 billion line of credit with the FHLB as of December 31, 2015. Short-term and long-term borrowings under this arrangement totaled $69.0 million and nil at December 31, 2015, respectively, compared to $38.0 million and nil at December 31, 2014, respectively. FHLB advances outstanding at December 31, 2015 were secured by unencumbered investment securities with a fair value of $0.5 million and certain real estate loans with a carrying value of $1.6 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB. At December 31, 2015, $1.15 billion remained available under this arrangement.

The bank also maintained a line of credit with the Federal Reserve discount window of $40.8 million and $33.3 million as of December 31, 2015 and 2014, respectively. There were no advances outstanding under this arrangement at December 31, 2015 and 2014. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $87.3 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 11 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2015, net cash provided by operating activities amounted to $109.1 million. The primary source of funds in operating activities included dividends received from the bank of $111.8 million. Net cash used in financing activities amounted to $119.3 million. The primary use of funds in financing activities included the repurchases of common stock totaling $93.5 million and cash dividends of $26.1 million paid to our common shareholders.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 22 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.” In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

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

In June 2014, the FASB Issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company’s reporting period beginning on January 1, 2016. As of December 31, 2015, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Presentation of Deferred Taxes as Non-current." ASU 2015-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for the Company's reporting period beginning January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Accounting for Equity Investments and Financial Liabilities." ASU 2016-01 changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is selected. ASU 2016-01 is effective for the Company's reporting period beginning January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk” and in Note 23 to the Consolidated Financial Statements under “Part II, Item 8. Financial Statements and Supplementary Data.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Honolulu, Hawaii
February 25, 2016

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and due from banks	$71,797	$72,316
Interest-bearing deposits in other banks	8,397	13,691
Investment securities:
Available for sale, at fair value	1,272,255	1,229,018
Held to maturity, at amortized cost (fair value of $244,136 at December 31, 2015 and $235,597 at December 31, 2014)	247,917	238,287
Total investment securities	1,520,172	1,467,305

Loans held for sale	14,109	9,683
Loans and leases	3,211,532	2,932,198
Allowance for loan and lease losses	(63,314)	(74,040)
Net loans and leases	3,148,218	2,858,158

Premises and equipment, net	49,161	49,214
Accrued interest receivable	14,898	13,584
Investment in unconsolidated subsidiaries	6,157	7,246
Other real estate	1,962	2,948
Mortgage servicing rights	17,797	19,668
Other intangible assets	7,355	10,029
Bank-owned life insurance	153,967	152,283
Federal Home Loan Bank stock	8,606	43,932
Other assets	108,692	132,930
Total assets	$5,131,288	$4,852,987

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,145,244	$1,034,146
Interest-bearing demand	824,895	788,272
Savings and money market	1,399,093	1,242,598
Time	1,064,207	1,045,284
Total deposits	4,433,439	4,110,300

Short-term borrowings	69,000	38,000
Long-term debt	92,785	92,785
Other liabilities	41,425	43,861
Total liabilities	4,636,649	4,284,946

Equity:
Preferred stock, no par value, authorized 1,100,000 shares, issued and outstanding none at December 31, 2015 and 2014	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 31,361,452 and 35,233,674 shares at December 31, 2015 and 2014, respectively	548,878	642,205
Surplus	82,847	79,716
Accumulated deficit	(137,314)	(157,039)
Accumulated other comprehensive income	203	3,159
Total shareholders’ equity	494,614	568,041
Non-controlling interest	25	—
Total equity	494,639	568,041
Total liabilities and equity	$5,131,288	$4,852,987
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$118,887	$112,137	$104,479
Interest and dividends on investment securities:
Taxable interest	32,969	33,574	31,498
Tax-exempt interest	4,022	3,996	4,051
Dividends	36	23	23
Interest on deposits in other banks	35	33	203
Dividends on Federal Home Loan Bank stock	86	46	24
Total interest income	156,035	149,809	140,278

Interest expense:
Interest on deposits:
Demand	399	373	349
Savings and money market	916	901	894
Time	2,312	2,453	2,801
Interest on short-term borrowings	254	92	6
Interest on long-term debt	2,626	2,572	3,119
Total interest expense	6,507	6,391	7,169

Net interest income	149,528	143,418	133,109
Provision (credit) for loan and lease losses	(15,671)	(6,414)	(11,310)
Net interest income after provision for loan and lease losses	165,199	149,832	144,419

Other operating income:
Other service charges and fees	11,461	11,754	12,490
Service charges on deposit accounts	7,829	8,113	7,041
Loan servicing fees	5,656	5,798	6,057
Net gain on sales of residential loans	6,107	5,545	9,986
Income from fiduciary activities	3,343	3,552	2,855
Income from bank-owned life insurance	2,034	2,922	2,333
Net gain on sales of foreclosed assets	568	971	8,584
Equity in earnings of unconsolidated subsidiaries	578	480	790
Fees on foreign exchange	450	464	508
Loan placement fees	720	437	570
Investment securities gains (losses)	(1,866)	240	482
Other	2,104	3,547	3,249
Total other operating income	38,984	43,823	54,945

Other operating expense:
Salaries and employee benefits	66,429	67,941	76,294
Net occupancy	14,432	15,252	14,323
Legal and professional services	7,340	7,806	8,094
Computer software expense	8,831	6,327	4,579
Amortization and impairment of other intangible assets	6,859	5,332	7,418
Communication expense	3,483	3,635	3,523
Equipment	3,475	3,582	3,676
Advertising expense	2,550	2,342	2,666
Foreclosed asset expense	486	1,710	1,036
Other	17,342	18,886	17,927
Total other operating expense	131,227	132,813	139,536

Income before income taxes	72,956	60,842	59,828
Income tax expense (benefit)	27,088	20,389	(112,247)
Net income	45,868	40,453	172,075

Per common share data:
Basic earnings per share	$1.42	$1.08	$4.10
Diluted earnings per share	1.40	1.07	4.07
Cash dividends declared	0.82	0.36	0.16

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$45,868	$40,453	$172,075
Other comprehensive income (loss), net of tax
Net change in unrealized gain (loss) on investment securities	(4,405)	22,711	(31,865)
Net change in unrealized gain on derivatives	—	—	10,993
Minimum pension liability adjustment	1,449	(3,707)	5,857
Other comprehensive income (loss), net of tax	(2,956)	19,004	(15,015)
Comprehensive income	$42,912	$59,457	$157,060

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2012	41,867,046	$—	$784,512	$70,567	$(349,427)	$(830)	$9,957	$514,779
Net income	—	—	—	—	172,075	$—	—	172,075
Other comprehensive loss	—	—	—	—	—	(15,015)	—	(15,015)
Cash dividends ($0.16 per share)	—	—	—	—	(6,735)	—	—	(6,735)
1,782 net shares of common stock purchased by directors’ deferred compensation plan	—	—	(39)	—	—	—	—	(39)
Share-based compensation	240,587	—	74	4,931	—	—	—	5,005
Non-controlling interests	—	—	—	—	—	—	(9,896)	(9,896)
Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	—	—	—	—	40,453	—	—	40,453
Other comprehensive income	—	—	—	—	—	19,004	—	19,004
Cash dividends ($0.36 per share)	—	—	—	—	(13,405)	—	—	(13,405)
1,118 net shares of common stock sold by directors’ deferred compensation plan	—	—	(11)	—	—	—	—	(11)
7,045,620 shares of common stock repurchased and other related costs	(7,045,620)	—	(142,405)	—	—	—	—	(142,405)
Share-based compensation	171,661	—	74	4,218	—	—	—	4,292
Non-controlling interests	—	—	—	—	—	—	(61)	(61)
Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	45,868	—	—	45,868
Other comprehensive income	—	—	—	—	—	(2,956)	—	(2,956)
Cash dividends ($0.82 per share)	—	—	—	—	(26,143)	—	—	(26,143)
8,159 net shares of common stock sold by directors’ deferred compensation plan	—	—	(154)	—	—	—	—	(154)
4,122,881 shares of common stock repurchased and other related costs	(4,122,881)	—	(93,533)	—	—	—	—	(93,533)
Share-based compensation	250,659	—	360	3,131	—	—	—	3,491
Non-controlling interests	—	—	—	—	—	—	25	25
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$45,868	$40,453	$172,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(15,671)	(6,414)	(11,310)
Depreciation and amortization	5,870	5,842	6,007
Amortization and impairment of other intangible assets	6,859	5,332	7,418
Write down of other real estate, net of gain on sale	198	1,133	(8,011)
Net amortization of investment securities	10,246	7,807	13,283
Share-based compensation	3,131	4,218	4,931
Net (gain) loss on sale of investment securities	1,866	(240)	(482)
Net gain on sales of residential loans	(6,107)	(5,545)	(9,986)
Proceeds from sales of loans held for sale	379,318	373,061	654,005
Originations of loans held for sale	(377,638)	(364,828)	(618,106)
Equity in earnings of unconsolidated subsidiaries	(578)	(480)	(790)
Increase in cash surrender value of bank-owned life insurance	(2,407)	(3,161)	(2,729)
Deferred income taxes	26,079	20,482	(112,138)
Premium paid on repurchases of preferred stock of subsidiaries	—	—	1,895
Net change in other assets and liabilities	(2,529)	(6,228)	(11,531)
Net cash provided by operating activities	74,505	71,432	84,531

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	165,492	145,592	448,453
Proceeds from sales of investment securities available for sale	117,496	162,470	271,931
Purchases of investment securities available for sale	(344,766)	(98,408)	(753,496)
Proceeds from maturities of and calls on investment securities held to maturity	26,524	15,814	13,500
Purchases of investment securities held to maturity	(37,043)	(2,443)	(4,595)
Net loan originations	(218,195)	(245,099)	(357,853)
Purchases of loan portfolios	(68,754)	(62,648)	(85,110)
Proceeds from sales of loans originated for investment	6,658	—	10,679
Proceeds from sales of other real estate	6,691	3,865	17,892
Proceeds from bank-owned life insurance	723	481	536
Purchases of premises and equipment	(5,817)	(6,017)	(6,287)
Distributions from unconsolidated subsidiaries	524	531	9,615
Net return of capital from (contributions to) unconsolidated subsidiaries	—	466	(9,050)
Proceeds from redemption of FHLB stock	35,326	2,261	1,735
Net cash used in investing activities	(315,141)	(83,135)	(442,050)

Cash flows from financing activities:
Net increase in deposits	323,139	174,127	255,401
Repayments of long-term debt	—	(14)	(15,482)
Net increase in short-term borrowings	31,000	29,985	8,015
Cash dividends paid on common stock	(26,143)	(13,405)	(6,735)
Repurchases of common stock	(93,533)	(142,405)	—
Net proceeds from issuance of common stock and stock option exercises	360	74	74
Repurchases of preferred stock of subsidiaries	—	—	(11,781)
Net cash provided by financing activities	234,823	48,362	229,492

Net increase (decrease) in cash and cash equivalents	(5,813)	36,659	(128,027)

Cash and cash equivalents:
At beginning of year	86,007	49,348	177,375
At end of year	$80,194	$86,007	$49,348

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,453	$6,413	$19,260
Income taxes	1,642	—	5
Cash received during the year for:
Income taxes	—	185	—
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$154	$11	$39
Net reclassification of loans to other real estate	5,903	2,783	4,358
Net transfer of loans to loans held for sale	6,658	—	—
Net transfer of investment securities available for sale to held to maturity	—	—	101,669

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014, and 2013

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 36 branches and 103 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, cash management services, traveler’s checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

We have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. The Banking Operations segment includes construction and commercial real estate lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services, and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company’s investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations and Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 24.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Central Pacific Bank had two wholly-owned subsidiaries as of December 31, 2013: CPB Real Estate, Inc. and Citibank Properties, Inc. Both were real estate investment trusts that were dissolved in 2014. Central Pacific Bank also had two other wholly-owned subsidiaries, CB Technology, Inc. and Central Pacific HomeLoans, Inc., which were dissolved in February 2013 and February 2012, respectively.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, "Consolidation". The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements as of December 31, 2015.

We have 50% ownership interests in four other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.6 million and $5.5 million, respectively, at December 31, 2015 and $0.5 million and $6.7 million, respectively, at December 31, 2014. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company’s financial statements.

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

We were a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). The bank is required to obtain and hold a specific number of shares of capital stock of the FHLB equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and are presented separately in the consolidated balance sheets.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of expected credit losses resulting from repurchased loans. At December 31, 2015 and 2014, this reserve totaled $0.4 million and $2.7 million, respectively, and is included in other liabilities on our consolidated balance sheets.

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

Leases

We provide equipment financing to our customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on direct financing leases is amortized over the lease terms by methods that approximate the interest method. Our lease portfolio has declined over the last seven years and had an outstanding balance of $1.0 million and $3.1 million at December 31, 2015 and 2014, respectively.

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

Personal income is analyzed by comparing average quarter-to-quarter percentage change trends reported by the U.S. Bureau of Economic Analysis. Specifically, the rolling four quarter average percentage change in personal income is calculated and compared to a baseline historical factor, calculated as the average quarter-to-quarter percentage change over the prior 10 years. The difference between the current average change and the historical average change is utilized as the personal income component of the economic/market adjustment factor.

The second component of the economic/market factor, unemployment, is derived by comparing the current quarter unemployment rate, reported by the U.S. Bureau of Labor Statistics, to its 10 year historical average. A constant scaling factor is applied to the difference between the current rate and the historical average in order to smooth significant period-to-period fluctuations. The result is utilized as the unemployment component of the economic factor. The personal income factor and unemployment factor are added together to determine each region’s total economic/market adjustment factor.

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

The decrease in the unallocated reserve in 2015 was primarily due to amounts that were included in the unallocated reserve in 2014 being captured in the allocated reserve in 2015.

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

Non-Controlling Interest

Non-controlling interest at December 31, 2015 was comprised of capital and undistributed profits of the member of One Hawaii HomeLoans, LLC, other than the bank. Non-controlling interest on our consolidated balance sheet at December 31, 2015 totaled $25 thousand.

Share Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 14 for further discussion of our stock-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. We recognize interest and penalties related to income tax matters in other expense.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, "Investments - Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects." The provisions of ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company did not elect the use of the proportional amortization method of ASU 2014-01 on January 1, 2015, which has no material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The provisions of ASU 2014-04 provide guidance on when an in substance repossession or foreclosure occurs, which is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. Additionally, the amendments in this update require interim and annual disclosure of both: 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted the prospective transition method of ASU 2014-04 on January 1, 2015, and the adoption did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The adoption of ASU 2014-14 on January 1, 2015 did not have a material impact on our consolidated financial statements.

2.    RESERVE REQUIREMENTS

The bank is required by the Federal Reserve Bank of San Francisco to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2015 and 2014 was $59.5 million and $64.2 million, respectively.

3.    INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2015 and 2014 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2015
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$152,315	$123	$(2,915)	$149,523
Commercial - U.S. Government sponsored entities	95,602	—	(989)	94,613
Total	$247,917	$123	$(3,904)	$244,136

Available-for-Sale:
Debt securities:
States and political subdivisions	$187,552	$3,819	$(898)	$190,473
Corporate securities	107,721	1,077	(227)	108,571
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	771,657	5,885	(5,633)	771,909
Residential - Non-government sponsored entities	64,286	733	(987)	64,032
Commercial - Non-government sponsored entities	135,439	2,033	(1,118)	136,354
Other	848	68	—	916
Total	$1,267,503	$13,615	$(8,863)	$1,272,255

December 31, 2014
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	$140,741	$196	$(2,150)	$138,787
Commercial - U.S. Government sponsored entities	97,546	—	(736)	96,810
Total	$238,287	$196	$(2,886)	$235,597

Available-for-Sale:
Debt securities:
States and political subdivisions	$191,280	$2,054	$(1,689)	$191,645
Corporate securities	99,237	1,492	(125)	100,604
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	744,527	11,064	(4,033)	751,558
Residential - Non-government sponsored entities	45,275	1,510	(92)	46,693
Commercial - Non-government sponsored entities	135,630	2,946	(935)	137,641
Other	757	120	—	877
Total	$1,216,706	$19,186	$(6,874)	$1,229,018

The amortized cost and estimated fair value of our investment securities at December 31, 2015 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held-to-Maturity:
Mortgage-backed securities	$247,917	$244,136

Available-for-Sale:
Due in one year or less	$15,596	$15,797
Due after one year through five years	106,255	107,125
Due after five years through ten years	73,452	74,980
Due after ten years	99,970	101,142
Mortgage-backed securities	971,382	972,295
Other	848	916
Total	$1,267,503	$1,272,255

Proceeds from sales of investment securities available for sale were $117.5 million, $162.5 million, and $271.9 million in 2015, 2014 and 2013, respectively, resulting in no gross realized gains in 2015, and gross gains of $0.9 million and $3.9 million in 2014 and 2013, respectively. Gross realized losses were $1.9 million, $0.7 million, and $3.4 million in 2015, 2014 and 2013, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2015, we completed an investment portfolio repositioning strategy designed to reduce net interest income volatility and enhance the potential prospective earnings and an improved net interest margin. In connection with the repositioning, we sold $119.4 million in lower-yielding available-for-sale non-agency collateralized mortgage obligation securities, and purchased $120.6 million in higher yielding, longer duration mortgage-backed securities. The securities sold had an average net yield of 1.35% and a weighted average life of 4.4 years. Gross proceeds of the sale were reinvested into agency mortgage-backed securities with an average net yield of 2.71% and weighted average life of 7.6 years. The new securities were classified in the available-for-sale portfolio. Gross realized losses on the sale of the available for sale investment securities were $1.9 million.

In the second quarter of 2014, we sold certain available-for-sale investment securities for gross proceeds of $162.5 million. Gross realized gains and losses on the sales of the available-for-sale investment securities were $0.9 million and $0.7 million, respectively. The securities sold had an average net yield of 2.69% and weighted average life of 5.7 years. Proceeds of the sale were used to reduce overnight borrowings, improving the bank's interest rate position in a rising rate environment.

Investment securities of $1.0 billion and $900.5 million at December 31, 2015 and 2014, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were a total of 155 and 195 securities in an unrealized loss position at December 31, 2015 and 2014, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2015 and 2014:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2015
Debt securities:
States and political subdivisions	$30,481	$(532)	$12,576	$(366)	$43,057	$(898)
Corporate securities	32,977	(227)	—	—	32,977	(227)

Mortgage-backed securities:
Residential - U.S. Government sponsored entities	507,525	(6,241)	88,271	(2,307)	595,796	(8,548)
Residential - Non-government sponsored entities	37,975	(987)	—	—	37,975	(987)
Commercial - U.S. Government sponsored entities	94,613	(989)	—	—	94,613	(989)
Commercial - Non-government sponsored entities	62,555	(961)	4,644	(157)	67,199	(1,118)
Total temporarily impaired securities	$766,126	$(9,937)	$105,491	$(2,830)	$871,617	$(12,767)

December 31, 2014
Debt securities:
States and political subdivisions	$23,591	$(145)	$68,622	$(1,544)	$92,213	$(1,689)
Corporate securities	23,938	(125)	—	—	23,938	(125)

Mortgage-backed securities:
Residential - U.S. Government sponsored entities	107,755	(487)	318,571	(5,696)	426,326	(6,183)
Residential - Non-government sponsored entities	15,895	(92)	—	—	15,895	(92)
Commercial - U.S. Government sponsored entities	11,455	(34)	85,355	(702)	96,810	(736)
Commercial - Non-government sponsored entities	4,962	(8)	47,539	(927)	52,501	(935)
Total temporarily impaired securities	$187,596	$(891)	$520,087	$(8,869)	$707,683	$(9,760)

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

4.             LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial, financial & agricultural	$520,457	$463,070
Real estate:
Construction	85,196	115,023
Mortgage - residential	1,433,862	1,280,089
Mortgage - commercial	761,566	704,099
Consumer	408,024	365,662
Leases	1,028	3,140
	3,210,133	2,931,083
Net deferred costs	1,399	1,115
Total loans and leases	$3,211,532	$2,932,198

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment’s predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial and industrial (including leases) segment’s predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The consumer segment’s predominant risk characteristics are employment and income levels as they relate to the consumer.

During the year ended December 31, 2015, we transferred the collateral in eight portfolio loans with a carrying value of $2.2 million to other real estate. In the second quarter of 2015, we transferred two portfolio loans with a carrying value of $6.6 million to the held-for-sale category, and later sold the two loans in the second quarter of 2015 at its carrying value. In 2015, we purchased two auto loan portfolios totaling $52.8 million, which included a $1.7 million premium over the $51.1 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 74 months. In 2015, we also purchased unsecured consumer loans totaling $15.9 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 37 months.

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

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. An analysis of the activity of such loans follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of year	$29,231	$12,942
Additions	10,392	19,448
Repayments	(20,863)	(3,159)
Other changes	$(8,285)	$—
Balance, end of year	$10,475	$29,231

Other changes represent changes in the composition of directors, executive officers and their affiliates that occurred during the year.

Impaired Loans

The following table presents by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company’s impairment method as of December 31, 2015 and 2014:

	Commercial,	Real estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$51	$—	$—	$51
Collectively evaluated for impairment	6,905	8,454	17,738	21,796	6,230	—	61,123
	6,905	8,454	17,738	21,847	6,230	—	61,174
Unallocated							2,140
Total ending balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$63,314

Loans and leases:
Individually evaluated for impairment	$1,044	$4,126	$22,716	$10,318	$—	$—	$38,204
Collectively evaluated for impairment	519,413	81,070	1,411,146	751,248	408,024	1,028	3,171,929
	520,457	85,196	1,433,862	761,566	408,024	1,028	3,210,133
Net deferred costs (income)	629	(311)	2,443	(817)	(545)	—	1,399
Total ending balance	$521,086	$84,885	$1,436,305	$760,749	$407,479	$1,028	$3,211,532

December 31, 2014
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,533	$—	$—	$—	$—	$—	$1,533
Collectively evaluated for impairment	7,421	14,969	17,927	20,869	7,314	7	68,507
	8,954	14,969	17,927	20,869	7,314	7	70,040
Unallocated							4,000
Total ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$74,040

Loans and leases:
Individually evaluated for impairment	$13,369	$4,888	$30,893	$23,126	$—	$—	$72,276
Collectively evaluated for impairment	449,701	110,135	1,249,196	680,973	365,662	3,140	2,858,807
	463,070	115,023	1,280,089	704,099	365,662	3,140	2,931,083
Net deferred costs (income)	693	(469)	2,235	(826)	(518)	—	1,115
Total ending balance	$463,763	$114,554	$1,282,324	$703,273	$365,144	$3,140	$2,932,198

The following table presents by class, impaired loans as of December 31, 2015 and 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
December 31, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,155	$1,044	$—
Real estate:
Construction	10,472	4,126	—
Mortgage - residential	24,792	22,716	—
Mortgage - commercial	10,010	9,152	—
Total impaired loans with no related allowance recorded	46,429	37,038	—
Impaired loans with an allowance recorded:
Real estate: Mortgage - commercial	1,166	1,166	51
Total impaired loans with an allowance recorded	1,166	1,166	51
Total	$47,595	$38,204	$51

December 31, 2014
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$738	$738	$—
Real estate:
Construction	11,275	4,888	—
Mortgage - residential	34,131	30,893	—
Mortgage - commercial	30,249	23,126	—
Total impaired loans with no related allowance recorded	76,393	59,645	—
Impaired loans with an allowance recorded:
Commercial, financial & agricultural	16,630	12,631	1,533
Total impaired loans with an allowance recorded	16,630	12,631	1,533
Total	$93,023	$72,276	$1,533

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2015, 2014 and 2013:

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2015
Commercial, financial & agricultural	$6,273	$17
Real estate:
Construction	4,428	190
Mortgage - residential	26,101	78
Mortgage - commercial	14,240	373
Total	$51,042	$658

December 31, 2014
Commercial, financial & agricultural	$14,303	$22
Real estate:
Construction	5,517	163
Mortgage - residential	33,102	627
Mortgage - commercial	18,692	397
Total	$71,614	$1,209

December 31, 2013
Commercial, financial & agricultural	$4,138	$24
Real estate:
Construction	24,545	1,442
Mortgage - residential	38,325	586
Mortgage - commercial	21,160	833
Leases	33	—
Total	$88,201	$2,885

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following table presents by class, the aging of the recorded investment in past due loans and leases as of December 31, 2015 and 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2015
Commercial, financial & agricultural	$276	$140	$—	$1,044	$1,460	$519,626	$521,086
Real estate:
Construction	—	—	—	—	—	84,885	84,885
Mortgage - residential	3,834	545	—	6,130	10,509	1,425,796	1,436,305
Mortgage - commercial	54	—	—	7,094	7,148	753,601	760,749
Consumer	1,443	521	273	—	2,237	405,242	407,479
Leases	—	—	—	—	—	1,028	1,028
Total	$5,607	$1,206	$273	$14,268	$21,354	$3,190,178	$3,211,532

December 31, 2014
Commercial, financial & agricultural	$183	$85	$—	$13,007	$13,275	$450,488	$463,763
Real estate:
Construction	—	—	—	310	310	114,244	114,554
Mortgage - residential	3,078	379	—	13,048	16,505	1,265,819	1,282,324
Mortgage - commercial	68	—	—	12,722	12,790	690,483	703,273
Consumer	1,500	417	77	—	1,994	363,150	365,144
Leases	—	—	—	—	—	3,140	3,140
Total	$4,829	$881	$77	$39,087	$44,874	$2,887,324	$2,932,198

Interest income totaling $0.5 million, $0.4 million, and $0.4 million was recognized on nonaccrual loans, including loans held for sale, in 2015, 2014 and 2013, respectively. Additional interest income of $1.5 million, $4.0 million, and $4.9 million would have been recognized in 2015, 2014 and 2013, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.8 million, $0.2 million, and $2.5 million was collected and recognized on charged-off loans in 2015, 2014 and 2013, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2015 consisted of 22 Hawaii residential mortgage loans with a combined principal balance of $3.5 million, one Hawaii commercial mortgage loan with a principal balance of $2.1 million, and three Hawaii commercial loans with a combined principal balance of $1.0 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $20.3 million of TDRs still accruing interest at December 31, 2015, none of which were more than 90 days delinquent. At December 31, 2014, there were $29.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2015 and 2014.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2015 and 2014:

	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Year ended December 31, 2015
Commercial, financial & agricultural	1	$488	$—
Real estate: mortgage - residential	3	4,131	—
	4	4,619	—

Year ended December 31, 2014
Real estate: mortgage - residential	12	$790	$—

The following table presents by class, loans modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
	(Dollars in thousands)
Real estate: mortgage - residential	—	$—	1	$25
Total	—	$—	1	$25

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2015
Commercial, financial & agricultural	$514,971	$2,168	$3,318	$520,457	$629	$521,086
Real estate:
Construction	83,601	808	787	85,196	(311)	84,885
Mortgage - residential	1,427,732	—	6,130	1,433,862	2,443	1,436,305
Mortgage - commercial	705,520	41,335	14,711	761,566	(817)	760,749
Consumer	407,778	95	151	408,024	(545)	407,479
Leases	1,028	—	—	1,028	—	1,028
Total	$3,140,630	$44,406	$25,097	$3,210,133	$1,399	$3,211,532

December 31, 2014
Commercial, financial & agricultural	$432,892	$14,655	$15,523	$463,070	$693	$463,763
Real estate:
Construction	111,370	—	3,653	115,023	(469)	114,554
Mortgage - residential	1,265,470	352	14,267	1,280,089	2,235	1,282,324
Mortgage - commercial	660,492	10,498	33,109	704,099	(826)	703,273
Consumer	365,332	294	36	365,662	(518)	365,144
Leases	3,140	—	—	3,140	—	3,140
Total	$2,838,696	$25,799	$66,588	$2,931,083	$1,115	$2,932,198

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2015 and 2014, we did not have any loans that we considered to be subprime.

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

	Commercial,	Real estate
	Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(1,179)	(7,395)	(2,256)	(4,903)	1,956	(34)	(1,860)	(15,671)
	7,775	7,574	15,671	15,966	9,270	(27)	2,140	58,369
Charge-offs	5,658	—	110	838	4,650	—	—	11,256
Recoveries	4,788	880	2,177	6,719	1,610	27	—	16,201
Net charge-offs (recoveries)	870	(880)	(2,067)	(5,881)	3,040	(27)	—	(4,945)
Ending balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$2,140	$63,314

Year ended December 31, 2014
Beginning balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(1,522)	10,155	(8,198)	(8,090)	3,289	(48)	(2,000)	(6,414)
	11,674	12,929	17,074	21,857	9,865	7	4,000	77,406
Charge-offs	5,046	—	139	1,041	3,703	8	—	9,937
Recoveries	2,326	2,040	992	53	1,152	8	—	6,571
Net charge-offs (recoveries)	2,720	(2,040)	(853)	988	2,551	—	—	3,366
Ending balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040

Year ended December 31, 2013
Beginning balance	$4,987	$4,510	$27,836	$50,574	$2,421	$85	$6,000	$96,413
Provision (credit) for loan and lease losses	9,634	(4,974)	(2,588)	(18,099)	5,093	(376)	—	(11,310)
	14,621	(464)	25,248	32,475	7,514	(291)	6,000	85,103
Charge-offs	2,812	358	1,083	6,768	1,595	—	—	12,616
Recoveries	1,387	3,596	1,107	4,240	657	346	—	11,333
Net charge-offs	1,425	(3,238)	(24)	2,528	938	(346)	—	1,283
Ending balance	$13,196	$2,774	$25,272	$29,947	$6,576	$55	$6,000	$83,820

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$1,533	$349	$3,011
Provision for loan and lease losses	51	1,354	—
Other changes	(1,533)	(170)	(2,662)
Balance, end of year	$51	$1,533	$349

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2015 and 2014, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan’s observable market price, or the net present value of future cash flows, as appropriate.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $2.7 million and $3.5 million at December 31, 2015 and 2014, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.2 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2015 and 2014, respectively.

7.                                      PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$9,006	$9,006
Office buildings and improvements	100,892	98,081
Furniture, fixtures and equipment	30,963	36,916
Gross premises and equipment	140,861	144,003
Accumulated depreciation and amortization	(91,700)	(94,789)
Net premises and equipment	$49,161	$49,214

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net occupancy	$3,997	$3,845	$3,702
Equipment	1,873	1,997	2,305
Total	$5,870	$5,842	$6,007

8.                                      OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance as of December 31, 2013	$12,704	$20,079	$32,783
Additions	—	2,246	2,246
Amortization	(2,675)	(2,657)	(5,332)
Balance as of December 31, 2014	$10,029	$19,668	$29,697
Additions	—	2,314	2,314
Amortization	(2,674)	(4,185)	(6,859)
Balance as of December 31, 2015	$7,355	$17,797	$25,152

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Core deposit premium	$44,642	$(37,287)	$7,355	$44,642	$(34,613)	$10,029
Mortgage servicing rights	59,001	(41,204)	17,797	56,687	(37,019)	19,668
Total	$103,643	$(78,491)	$25,152	$101,329	$(71,632)	$29,697

Based on our other intangible assets held as of December 31, 2015, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
2016	$2,674	$2,393	$5,067
2017	2,674	1,720	4,394
2018	2,007	1,265	3,272
2019	—	878	878
2020	—	584	584
Thereafter	—	10,957	10,957
Total	$7,355	$17,797	$25,152

At December 31, 2015, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations segment, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $2.3 million, $2.2 million, and $2.7 million in 2015, 2014 and 2013, respectively. Amortization of the servicing rights is reported as amortization of other intangible assets in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Fair market value, beginning of period	$19,975	$21,399
Fair market value, end of period	18,345	19,975
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	14.3%	13.2%

Fair values at December 31, 2015 and 2014 reflected approximately $2.17 billion and $2.36 billion, respectively, in loans serviced for others.

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

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2015, we were a party to interest rate lock and forward sale commitments on $24.0 million and $10.0 million of mortgage loans, respectively. At December 31, 2014, we were a party to interest rate lock and forward sale commitments on $44.3 million and $23.9 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
hedging instruments	Location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$68	$504	$9	$122

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2015
Interest rate contracts	Other operating income	$(324)

Year ended December 31, 2014
Interest rate contracts	Other operating income	294

10.          DEPOSITS

Time deposits of $100,000 or more totaled $851.3 million and $804.2 million at December 31, 2015 and 2014, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $1.5 million, $1.4 million, and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2015 were as follows (in thousands):

December 31, 2015
(Dollars in thousands)
Three months or less	$489,641
Over three through six months	238,248
Over six through twelve months	79,869
2017	18,546
2018	12,595
2019	7,657
2020	4,705
Thereafter	—
Total	$851,261

At December 31, 2015 and 2014, overdrawn deposit accounts totaling $0.5 million and $0.7 million have been reclassified as loans on the consolidated balance sheets.

11.                               SHORT-TERM BORROWINGS

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.22 billion line of credit, of which $1.15 billion remained available as of December 31, 2015. At December 31, 2015, short-term borrowings under this arrangement totaled $69.0 million. At December 31, 2014, short-term borrowings under this arrangement totaled $38.0 million.

At December 31, 2015 and 2014, our bank had additional unused borrowings available at the Federal Reserve discount window of $40.8 million and $33.3 million, respectively. As of December 31, 2015 and 2014, certain commercial real estate and commercial loans with a carrying value totaling $87.3 million and $72.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $0.3 million, $0.1 million and $6 thousand in 2015, 2014 and 2013, respectively.

A summary of our short-term borrowings as of December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amount outstanding at December 31	$69,000	$38,000	$8,015
Average amount outstanding during year	92,045	31,732	1,988
Highest month-end balance during year	157,000	102,000	28,000
Weighted average interest rate on balances outstanding at December 31	0.35%	0.25%	0.23%
Weighted average interest rate during year	0.28%	0.29%	0.32%

12.                               LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Subordinated debentures	92,785	92,785
	$92,785	$92,785

FHLB Advances

There were no FHLB long-term Advances outstanding as of December 31, 2015 and 2014. At December 31, 2015, our bank had FHLB advances available of approximately $1.15 billion, which was secured by unencumbered investment securities with a fair value of $0.5 million and certain real estate loans with a carrying value of $1.60 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. There was no interest expense on long-term FHLB advances in 2015, compared to less than $1 thousand and $2 thousand in 2014 and 2013, respectively.

Subordinated Debentures

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

At December 31, 2015, future principal payments on long-term debt based on final maturity are as follows (in thousands):

December 31, 2015
(Dollars in thousands)
Year ending December 31:
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	92,785
Total	$92,785

13.                               EQUITY

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits in the future would have been limited if we had experienced an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” would have occurred if there was a cumulative increase in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeded 50 percentage points over a rolling three-year period.

On November 23, 2010, our board declared a dividend of preferred share purchase rights (“Rights”) in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the “Tax Benefits Preservation Plan”), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a “Threshold Holder”). Adoption of the Tax Benefits Preservation Plan was required by our agreements with the Lead Investors. On January 29, 2014, our Board of Directors approved an amendment to the Tax Benefits Preservation Plan to extend it for up to an additional 2 years (until February 18, 2016). Subsequently, our Board of Directors determined in January 2016 that it was no longer necessary to continue the Tax Benefits Preservation Plan because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. As a result, our Tax Benefits Preservation Plan expired in accordance with its terms on February 18, 2016.

To further protect our tax benefits, on January 26, 2011, our Board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our shareholders approved the Protective Charter Amendment on April 25, 2014. Our Board of Directors has determined to let the Protective Charter Amendment naturally expire in accordance with its terms on May 2, 2016 because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs.

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2015, the bank had Statutory Retained Earnings of $63.7 million.

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

On March 26, 2015, the Company, Carlyle and Anchorage (together the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “March 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175.0 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75.0 million, excluding fees and expenses. The transactions were consummated on April 1, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

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

On August 3, 2015, the Company, the Selling Shareholders, and the Underwriter and UBS Investment Bank ("UBS") entered into a final underwriting agreement (the “August 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders sold their aggregate remaining interest in the Company of 5,538,624 shares of CPF common stock, no par value per share, to the Underwriter and UBS at a price of $22.11 per common share for a total of approximately $122.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.

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

In January 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the CPF Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In the year ended December 31, 2015, an additional 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under this program. A total of $20.2 million remained available for repurchase under the CPF Repurchase Plan at December 31, 2015.

14.    SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company’s equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$4,181	$6,101	$6,367
Directors stock awards	78	37	45
Income tax benefit	(1,694)	(2,443)	(2,570)
Net share-based compensation effect	$2,565	$3,695	$3,842

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

In April 2013, we adopted and our shareholders approved the 2013 Stock Compensation Plan (“2013 Plan”) making available 2,200,000 shares for grants to employees and directors. Upon adoption of the 2013 Plan, all unissued shares from the 2004 Plan were frozen and no new grants will be granted under the 2004 Plan. Shares may continue to be settled under the 2004 Plan pursuant to previously outstanding awards. New shares are issued from the 2013 Plan.

At December 31, 2015, 2014 and 2013, a total of 1,922,130, 1,993,385 and 2,185,454 shares, respectively, were available for future grants.

Stock Options

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

Expected dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	286,407	$33.32
Changes during the year:
Exercised	(25,040)	14.37
Expired	(4,177)	730.00
Forfeited	(17,773)	48.60
Outstanding at December 31, 2015	239,417	22.01	6.2	$1,778

Exercisable at December 31, 2015	163,109	25.61	6.2	1,192

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, the aggregate intrinsic value of options exercised under our stock option plan was $0.2 million, $31 thousand and $22 thousand, respectively, determined as of the date of exercise.

As of December 31, 2015, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $0.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.3 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.7 million and $0.7 million, respectively.

No stock options were granted during 2015, 2014 and 2013.

Restricted Stock Awards and Units

Under the 1997, 2004 and 2013 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	715,460	$15.77
Changes during the year:
Granted	173,897	19.50
Forfeited	(82,373)	16.73
Vested	(343,067)	15.21
Unvested at December 31, 2015	463,917	17.41

As of December 31, 2015, there was $4.1 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.25 years.

15.    PENSION PLANS

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$36,330	$32,183
Interest cost	1,383	1,485
Actuarial (gains) losses	(2,228)	5,709
Benefits paid	(2,418)	(3,047)
Benefit obligation at end of the year	33,067	36,330

Change in plan assets
Fair value of plan assets at beginning of year	27,891	27,782
Actual return on plan assets	(152)	1,813
Employer contributions	1,000	1,343
Benefits paid	(2,418)	(3,047)
Fair value of plan assets at end of year	26,321	27,891

Funded status at end of year	$(6,746)	$(8,439)

Amounts recognized in AOCI
Net actuarial losses	$(13,887)	$(15,647)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.3%	4.0%

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,383	$1,485	$1,370
Expected return on plan assets	(1,893)	(1,924)	(1,762)
Amortization of net actuarial losses	1,577	1,068	2,390
Net periodic benefit cost	$1,067	$629	$1,998

Net periodic cost actuarial assumptions
Weighted average discount rate	4.0%	4.7%	4.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.5%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2016 is approximately $1.4 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2015	2014
Equity securities	40.6%	56.1%
Debt securities	41.6	41.8
Other	17.8	2.1
Total	100.0%	100.0%

Equity securities included the Company’s common stock in the amount of $0.1 million at December 31, 2015 and 2014.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2015 and 2014 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2015
Money market accounts	$4,672	$—	$—	$4,672
Mutual funds	9,140	—	—	9,140
Government obligations	—	4,117	—	4,117
Common stocks	5,552	—	—	5,552
Preferred stocks	187	—	—	187
Corporate bonds and debentures	—	2,653	—	2,653
	$19,551	$6,770	$—	$26,321

December 31, 2014
Money market accounts	$958	$—	$—	$958
Mutual funds	9,946	—	—	9,946
Government obligations	—	3,900	—	3,900
Common stocks	9,765	—	—	9,765
Preferred stocks	250	—	—	250
Corporate bonds and debentures	—	3,072	—	3,072
	$20,919	$6,972	$—	$27,891

We do not expect to make any contributions to our defined benefit retirement plan in 2016.

Estimated future benefit payments are as follows (in thousands):

Year Ending December 31:
2016	$2,531
2017	2,494
2018	2,479
2019	2,435
2020	2,390
2021-2025	11,131
Total	$23,460

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans (“SERP”) that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. (“CBBI”), we assumed CBBI’s SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,930	$9,107
Interest cost	440	450
Actuarial (gains) losses	(504)	1,588
Benefits paid	(215)	(215)
Benefit obligation at end of year	10,651	10,930

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	215	215
Benefits paid	(215)	(215)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$10,651	$10,930

Amounts recognized in AOCI
Net transition obligation	$(129)	$(147)
Prior service cost	(84)	(101)
Net actuarial losses	(1,353)	(1,965)
Total amounts recognized in AOCI	$(1,566)	$(2,213)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.4%	4.1%

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$440	$450	$411
Amortization of net transition obligation	16	17	17
Amortization of prior service cost	18	18	18
Amortization of net actuarial (gains) losses	111	2	71
Net periodic benefit cost	$585	$487	$517

Net periodic cost actuarial assumptions
Weighted average discount rate	4.1%	5.0%	4.2%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2016 is as follows (in thousands):

Amortization of net transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial losses	111

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.2 million to the SERP in 2016.

Estimated future benefit payments reflecting expected future service for the SERP are as follows (in thousands):

Year Ending December 31:
2016	$232
2017	423
2018	419
2019	415
2020	407
2021-2025	3,116
Total	$5,012

16.    401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan (“Retirement Savings Plan”) that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee’s elective deferrals, up to 4% of the employee’s pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $1.6 million, $1.5 million and $1.7 million in 2015, 2014 and 2013, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2015, 2014 and 2013.

17.                               OPERATING LEASES

We lease certain properties and equipment with lease terms expiring through 2045. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Rent expense charged to net occupancy	$9,287	$10,210	$9,840
Less sublease income	(25)	—	(52)
Net rent expense charged to net occupancy	9,262	10,210	9,788
Rent expense charged to equipment expense	30	53	93
Total net rent expense	$9,292	$10,263	$9,881

The following is a schedule of future minimum rental commitments for all noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2015 (in thousands):

Year Ending December 31:
2016	$7,317
2017	5,991
2018	4,903
2019	4,095
2020	3,640
Thereafter	23,817
Total	$49,763

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those noncancellable operating leases that had initial lease terms in excess of one year at December 31, 2015 (in thousands):

Year Ending December 31:
2016	$2,602
2017	2,063
2018	1,170
2019	559
2020	248
Thereafter	421
Total	$7,063

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

18.    INCOME AND FRANCHISE TAXES

Components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2015
Federal	$1,128	$20,061	$21,189
State	(119)	6,018	5,899
Total	$1,009	$26,079	$27,088

Year ended December 31, 2014
Federal	$—	$18,710	$18,710
State	(93)	1,772	1,679
Total	$(93)	$20,482	$20,389

Year ended December 31, 2013
Federal	$—	$(81,613)	$(81,613)
State	(109)	(30,525)	(30,634)
Total	$(109)	$(112,138)	$(112,247)

Income tax expense (benefit) for the periods presented differed from the “expected” tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$25,535	$21,295	$20,940
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,420)	(1,412)	(1,431)
Other tax-exempt income	(712)	(1,023)	(810)
Low-income housing and energy tax credits	(1,225)	(2,088)	(1,557)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	3,958	2,638	2,389
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(44)	(180)	(129,806)
Other	996	1,159	(1,972)
Total	$27,088	$20,389	$(112,247)

At December 31, 2015, there was $0.6 million current Federal income taxes receivable, compared to no receivable at December 31, 2014. Current state income taxes receivable was $1.7 million at December 31, 2015 and 2014.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$22,275	$26,052
Accrued expenses	2,555	2,981
Employee retirement benefits	6,921	11,023
Federal and state tax credit carryforwards	34,821	30,593
Interest on nonaccrual loans	606	1,600
Federal and state net operating loss carryforwards	19,850	57,173
Restricted stock and nonqualified stock options	1,049	—
Other	9,227	13,357
Total deferred tax assets	$97,304	$142,779

Deferred tax liabilities
Intangible assets	$10,006	$11,803
FHLB stock dividends received	—	10,742
Leases	423	1,203
Deferred gain on curtailed retirement plan	—	3,315
Liability on utilization of state tax credits	—	6,237
Other	2,093	2,234
Total deferred tax liabilities	$12,522	$35,534

Deferred tax valuation allowance	$2,803	$2,847

Net deferred tax assets	$81,979	$104,398

In assessing the realizability of our net deferred tax assets ("DTA"), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

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

As of December 31, 2015, the remaining valuation allowance on our net deferred tax assets totaled $2.8 million, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was a decrease of $44.0 thousand and $3.9 million in 2015 and 2014, respectively.

Net of this valuation allowance, the Company’s net DTA totaled $82.0 million as of December 31, 2015, compared to a net DTA of $104.4 million as of December 31, 2014.

At December 31, 2015, the Company had net operating loss carryforwards for Federal income tax purposes of $48.8 million, which are available to offset future Federal taxable income, if any, through 2030. At December 31, 2015, the Company had net operating loss carryforwards for California state income tax purposes of $39.3 million, which are available to offset future state taxable income, if any, through 2030. The Company did not have any net operating loss carryforwards for Hawaii state income tax purposes. In addition, we have state tax credit carryforwards of $14.8 million that do not expire, and federal tax credit carryforwards of $18.3 million, of which $11.8 million will expire within 20 years, and $6.5 million do not expire.

At December 31, 2015, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2011 are closed.

19.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(9,184)	$(3,655)	$(5,529)
Less: Reclassification adjustment for losses realized in net income	1,866	742	1,124
Net unrealized losses on investment securities	(7,318)	(2,913)	(4,405)

Defined benefit plans:
Net actuarial gains arising during the period	687	274	413
Amortization of net actuarial losses	1,688	672	1,016
Amortization of net transition obligation	16	7	9
Amortization of prior service cost	18	7	11
Defined benefit plans, net	2,409	960	1,449

Other comprehensive income	$(4,909)	$(1,953)	$(2,956)

Year ended December 31, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$36,780	$14,714	$22,066
Less: Reclassification adjustment for losses realized in net income	1,071	426	645
Net unrealized gains on investment securities	37,851	15,140	22,711

Defined benefit plans:
Net actuarial losses arising during the period	(7,409)	(3,052)	(4,357)
Amortization of net actuarial losses	1,070	441	629
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	(6,304)	(2,597)	(3,707)

Other comprehensive income	$31,547	$12,543	$19,004

Year ended December 31, 2013
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(43,687)	$(15,577)	$(28,110)
Less: Reclassification adjustment for gains realized in net income	(6,266)	(2,511)	(3,755)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Net unrealized losses on investment securities	(49,953)	(18,088)	(31,865)

Net unrealized losses on derivatives:
Reclassification adjustment for losses realized in net income	394	(10,599)	10,993
Net unrealized losses on derivatives	394	(10,599)	10,993

Defined benefit plans:
Net actuarial gains arising during the period	6,952	2,591	4,361
Amortization of net actuarial losses	2,461	986	1,475
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	9,448	3,591	5,857

Other comprehensive loss	$(40,111)	$(25,096)	$(15,015)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2015, 2014 and 2013:

	Investment Securities	Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2015
Balance at beginning of period	$13,586	$—	$(10,427)	$3,159

Other comprehensive income (loss) before reclassifications	(5,529)	—	413	(5,116)
Amounts reclassified from AOCI	1,124	—	1,036	2,160
Total other comprehensive income (loss)	(4,405)	—	1,449	(2,956)
Balance at end of period	$9,181	$—	$(8,978)	$203

Year ended December 31, 2014
Balance at beginning of period	$(9,125)	$—	$(6,720)	$(15,845)

Other comprehensive income (loss) before reclassifications	22,066	—	(4,357)	17,709
Amounts reclassified from AOCI	645	—	650	1,295
Total other comprehensive income (loss)	22,711	—	(3,707)	19,004
Balance at end of period	$13,586	$—	$(10,427)	$3,159

Year ended December 31, 2013
Balance at beginning of period	$22,740	$(10,993)	$(12,577)	$(830)

Other comprehensive loss before reclassifications	(28,110)	—	4,361	(23,749)
Amounts reclassified from AOCI	(3,755)	10,993	1,496	8,734
Total other comprehensive loss	(31,865)	10,993	5,857	(15,015)
Balance at end of period	$(9,125)	$—	$(6,720)	$(15,845)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2015, 2014 and 2013:

	Amount Reclassified from AOCI			Affected Line Item in the
Details about AOCI Components (Dollars in Thousands)	Year ended December 31,			Statement Where Net
	2015	2014	2013	Income is Presented

Sale of investment securities available for sale	$(1,866)	$(1,071)	$6,266	Investment securities gains (losses)
	742	426	(2,511)	Tax (expense) benefit
	$(1,124)	$(645)	$3,755	Net of tax

Unrealized gains (losses) on derivatives	$—	$—	$(394)	Interest income
	—	—	(10,599)	Tax expense
	$—	$—	$(10,993)	Net of tax

Amortization of defined benefit plan items
Net actuarial losses	$(1,688)	$(1,070)	$(2,461)	(1)
Net transition obligation	(16)	(17)	(17)	(1)
Prior service cost	(18)	(18)	(18)	(1)
	(1,722)	(1,105)	(2,496)	Total before tax
	686	455	1,000	Tax benefit
	$(1,036)	$(650)	$(1,496)	Net of tax

Total reclassifications for the period	$(2,160)	$(1,295)	$(8,734)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 15 for additional details).

20.    EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$45,868	$40,453	$172,075

Weighted average shares outstanding - basic	32,238	37,366	41,961
Dilutive effect of employee stock options and awards	413	571	341
Dilutive effect of deferred salary restricted stock units	—	—	1
Dilutive effect of Treasury warrants	—	—	14
Weighted average shares outstanding - diluted	32,651	37,937	42,317

Basic earnings per share	$1.42	$1.08	$4.10
Diluted earnings per share	$1.40	$1.07	$4.07

A total of 8,217, 13,510 and 24,526 potentially dilutive securities have been excluded from the dilutive share calculation for the year ended December 31, 2015, 2014 and 2013, respectively, as their effect was anti-dilutive.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2015 and 2014, we did not have any forward foreign exchange contracts.

At December 31, 2015 and 2014, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$801,835	$720,255
Standby letters of credit and financial guarantees written	13,434	18,797

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	24,009	44,266
Forward interest rate contracts	9,973	23,919

23.    FAIR VALUE OF ASSETS AND LIABILITIES

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

Other Interest-Earning Assets

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

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Financial assets
Cash and due from banks	$71,797	$71,797	$71,797	$—	$—
Interest-bearing deposits in other banks	8,397	8,397	8,397	—	—
Investment securities	1,520,172	1,516,391	916	1,502,996	12,479
Loans held for sale	14,109	14,109	—	—	14,109
Net loans and leases	3,148,218	3,094,404	—	38,205	3,056,199
Accrued interest receivable	14,898	14,898	14,898	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,145,244	1,145,244	1,145,244	—	—
Interest-bearing demand and savings deposits	2,223,988	2,223,988	2,223,988	—	—
Time deposits	1,064,207	1,064,255	—	—	1,064,255
Short-term debt	69,000	69,000	—	69,000	—
Long-term debt	92,785	67,421	—	67,421	—
Accrued interest payable (included in other liabilities)	1,072	1,072	1,072	—	—

Off-balance sheet financial instruments
Commitments to extend credit	801,835	1,014	—	1,014	—
Standby letters of credit and financial guarantees written	13,434	202	—	202	—
Interest rate options	24,009	43	—	43	—
Forward interest rate contracts	9,973	15	—	15	—

December 31, 2014
Financial assets
Cash and due from banks	$72,316	$72,316	$72,316	$—	$—
Interest-bearing deposits in other banks	13,691	13,691	13,691	—	—
Investment securities	1,467,305	1,464,615	877	1,450,643	13,095
Loans held for sale	9,683	9,683	—	—	9,683
Net loans and leases	2,858,158	2,752,420	—	70,743	2,681,677
Accrued interest receivable	13,584	13,584	13,584	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,034,146	1,034,146	1,034,146	—	—
Interest-bearing demand and savings deposits	2,030,870	2,030,870	2,030,870	—	—
Time deposits	1,045,284	1,047,322	—	—	1,047,322
Short-term debt	38,000	38,000	—	38,000	—
Long-term debt	92,785	42,454	—	42,454	—
Accrued interest payable (included in other liabilities)	1,018	1,018	1,018	—	—

Off-balance sheet financial instruments
Commitments to extend credit	720,255	3,601	—	3,601	—
Standby letters of credit and financial guarantees written	18,797	141	—	141	—
Interest rate options	44,266	444	—	444	—
Forward interest rate contracts	23,919	(62)	—	(62)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,473	$—	$177,994	$12,479
Corporate securities	108,571	—	108,571	—
Mortgage-backed securities:
U.S. Government sponsored entities	771,909	—	771,909	—
Non-agency collateralized mortgage obligations	200,386	—	200,386	—
Other	916	916	—	—
Derivatives - Interest rate contracts	59	—	59	—
Total	$1,272,314	$916	$1,258,919	$12,479

December 31, 2014
Available for sale securities:
Debt securities:
States and political subdivisions	$191,645	$—	$178,550	$13,095
Corporate securities	100,604	—	100,604	—
Mortgage-backed securities:
U.S. Government sponsored entities	751,558	—	751,558	—
Non-agency collateralized mortgage obligations	184,334	—	184,334	—
Other	877	877	—	—
Derivatives - Interest rate contracts	382	—	382	—
Total	$1,229,400	$877	$1,215,428	$13,095

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)
Balance at December 31, 2013	$10,518
Principal payments received	(275)
Purchases	2,706
Unrealized net loss included in other comprehensive loss	146
Balance at December 31, 2014	$13,095
Principal payments received	(987)
Purchases	—
Unrealized net gain included in other comprehensive income	371
Balance at December 31, 2015	$12,479

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.5 million and $13.1 million at December 31, 2015 and

2014, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2015, the weighted average discount rate utilized was 4.13%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2015
Impaired loans (1)	$38,153	$—	$38,153	$—	$111
Other real estate (2)	1,962	—	1,962	—	220
					$331
December 31, 2014
Impaired loans (1)	$70,743	$—	$70,743	$—	$2,532
Other real estate (2)	2,948	—	2,948	—	1,540
					$4,072

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

24.    SEGMENT INFORMATION

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

Segment net income (loss) and assets are provided in the following table for the periods indicated:

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2015
Net interest income	$115,936	$33,592	$—	$149,528
Intersegment net interest income (expense)	43,686	(31,576)	(12,110)	—
Credit (provision) for loan and lease losses	15,671	—	—	15,671
Other operating income	23,447	967	14,570	38,984
Other operating expense	(59,273)	(1,859)	(70,095)	(131,227)
Administrative and overhead expense allocation	(59,266)	(1,042)	60,308	—
Income taxes	(28,070)	(29)	1,011	(27,088)
Net income (loss)	$52,131	$53	$(6,316)	$45,868

At December 31, 2015:
Investment securities	$—	$1,520,172	$—	$1,520,172
Loans and leases (including loans held for sale)	3,225,641	—	—	3,225,641
Other	74,963	226,172	84,340	385,475
Total assets	$3,300,604	$1,746,344	$84,340	$5,131,288

Year ended December 31, 2014
Net interest income	$108,815	$34,603	$—	$143,418
Intersegment net interest income (expense)	34,308	(33,356)	(952)	—
Credit (provision) for loan and lease losses	6,414	—	—	6,414
Other operating income	24,496	4,042	15,285	43,823
Other operating expense	(60,587)	(2,086)	(70,140)	(132,813)
Administrative and overhead expense allocation	(59,610)	(1,126)	60,736	—
Income taxes	(18,843)	(727)	(819)	(20,389)
Net income	$34,993	$1,350	$4,110	$40,453

At December 31, 2014:
Investment securities	$—	$1,467,305	$—	$1,467,305
Loans and leases (including loans held for sale)	2,941,881	—	—	2,941,881
Other	111,071	248,455	84,275	443,801
Total assets	$3,052,952	$1,715,760	$84,275	$4,852,987

Year ended December 31, 2013
Net interest income	$101,282	$31,827	$—	$133,109
Intersegment net interest income (expense)	16,947	(30,675)	13,728	—
Credit (provision) for loan and lease losses	11,310	—	—	11,310
Other operating income	26,140	3,137	25,668	54,945
Other operating expense	(58,891)	(3,788)	(76,857)	(139,536)
Administrative and overhead expense allocation	(54,851)	(2,004)	56,855	—
	117,088	218	(5,059)	112,247
Net income (loss)	$159,025	$(1,285)	$14,335	$172,075

25.    PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2015, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $417.9 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of December 31, 2015, the bank had Statutory Retained Earnings of $63.7 million. For further information, see Note 13.

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

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1, total risk-based capital ratios, and common equity Tier 1 (CET1) risk based capital as of December 31, 2015 were above the levels required for a “well-capitalized” regulatory designation.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2015
Leverage capital	$532,787	10.7%	$199,350	4.0%	$249,187	5.0%
Tier 1 risk-based capital	532,787	14.4	221,808	6.0	295,745	8.0
Total risk-based capital	579,651	15.7	295,745	8.0	369,681	10.0
CET1 risk-based capital	472,698	12.8	166,356	4.5	240,292	6.5

As of December 31, 2014
Leverage capital	562,063	12.0	186,922	4.0	233,652	5.0
Tier 1 risk-based capital	562,063	17.0	132,475	4.0	198,712	6.0
Total risk-based capital	603,939	18.2	264,949	8.0	331,187	10.0

Central Pacific Bank
As of December 31, 2015
Leverage capital	518,617	10.4	199,098	4.0	248,872	5.0
Tier 1 risk-based capital	518,617	14.1	221,435	6.0	295,247	8.0
Total risk-based capital	565,231	15.3	295,247	8.0	369,058	10.0
CET1 risk-based capital	518,617	14.1	166,076	4.5	239,888	6.5

As of December 31, 2014
Leverage capital	540,273	11.6	186,828	4.0	233,535	5.0
Tier 1 risk-based capital	540,273	16.3	132,376	4.0	198,564	6.0
Total risk-based capital	582,068	17.6	264,752	8.0	330,940	10.0

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents	$12,559	$22,775
Investment securities available for sale	917	877
Investment in subsidiary bank, at equity in underlying net assets	551,156	612,505
Investment in other subsidiaries, at equity in underlying assets	—	—
Accrued interest receivable and other assets	24,560	26,136
Total assets	$589,192	$662,293

Liabilities and Shareholders’ Equity
Long-term debt	$92,785	$92,785
Other liabilities	1,768	1,467
Total liabilities	94,553	94,252

Shareholders’ equity:
Preferred stock, no par value, authorized 1,100,000 shares; issued and outstanding none at December 31, 2015 and 2014	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 31,361,452 and 35,233,674 shares at December 31, 2015 and 2014, respectively	548,878	642,205
Surplus	82,847	79,716
Accumulated deficit	(137,314)	(157,039)
Accumulated other comprehensive income (loss)	203	3,159
Total shareholders’ equity	494,614	568,041
Non-controlling interest	$25	$—
Total Equity	$494,639	$568,041

Total liabilities and shareholders’ equity	$589,192	$662,293

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$111,765	$159,319	$—
Interest income:
Interest from subsidiary banks	9	16	30
Other income	91	89	2,001
Total income	111,865	159,424	2,031

Expense:
Interest on long-term debt	2,626	2,572	3,118
Other expenses	2,551	2,262	2,679
Total expenses	5,177	4,834	5,797

Gain (loss) before income taxes and equity in undistributed income of subsidiaries	106,688	154,590	(3,766)
Income tax expense (benefit)	670	(2,520)	(31,891)
Income before equity in undistributed income of subsidiaries	106,018	157,110	28,125

Equity in undistributed income (loss) of subsidiary bank	(60,150)	(116,657)	143,945
Equity in undistributed income of other subsidiaries	—	—	5
Net income	$45,868	$40,453	$172,075

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net income	$45,868	$40,453	$172,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	670	(2,520)	(25,707)
Equity in undistributed income (loss) of subsidiary bank	60,150	116,657	(143,945)
Equity in undistributed income of other subsidiaries	—	—	(5)
Share-based compensation	1,429	4,218	4,931
Accrued interest payable	—	—	(11,919)
Other, net	983	(923)	(362)
Net cash provided by (used in) operating activities	109,100	157,885	(4,932)

Cash flows from investing activities
Distributions from unconsolidated subsidiaries	—	479	9,000
Contributions to unconsolidated subsidiaries	—	518	(9,000)
Net cash provided by investing activities	—	997	—

Cash flows from financing activities
Net proceeds from issuance of common stock and stock option exercises	360	74	74
Repayments of long-term debt	—	—	(15,464)
Repurchases of common stock	(93,533)	(142,405)	—
Dividends paid	(26,143)	(13,405)	(6,735)
Net cash used in financing activities	(119,316)	(155,736)	(22,125)

Net increase (decrease) in cash and cash equivalents	(10,216)	3,146	(27,057)

Cash and cash equivalents
At beginning of year	22,775	19,629	46,686
At end of year	$12,559	$22,775	$19,629

26.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2015
Total interest income	$37,781	$38,896	$39,442	$39,916	$156,035
Total interest expense	1,546	1,602	1,637	1,722	6,507
Net interest income	36,235	37,294	37,805	38,194	149,528
Provision (credit) for loan and lease losses	(2,747)	(7,319)	(3,647)	(1,958)	(15,671)
Net interest income after provision (credit) for loan and lease losses	38,982	44,613	41,452	40,152	165,199
Investment securities losses	—	(1,866)		—	(1,866)
Income before income taxes	16,154	20,279	19,106	17,417	72,956
Net income	10,395	12,335	12,206	10,932	45,868
Basic earnings per share	$0.30	$0.39	$0.39	$0.35	$1.42
Diluted earnings per share	0.29	0.39	0.38	0.34	1.40

2014
Total interest income	$37,393	$37,536	$37,139	$37,741	$149,809
Total interest expense	1,597	1,630	1,607	1,557	6,391
Net interest income	35,796	35,906	35,532	36,184	143,418
Provision (credit) for loan and lease losses	(1,316)	1,995	(1,722)	(5,371)	(6,414)
Net interest income after provision (credit) for loan and lease losses	37,112	33,911	37,254	41,555	149,832
Investment securities gains	—	240	—	—	240
Income before income taxes	15,326	13,027	13,471	19,018	60,842
Net income	9,808	9,150	8,230	13,265	40,453
Basic earnings per share	$0.23	$0.25	$0.23	$0.37	$1.08
Diluted earnings per share	0.23	0.25	0.23	0.37	1.07

27.    SUBSEQUENT EVENTS

On January 27, 2016, the Company's Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the CPF Repurchase Plan previously approved by the Company's Board of Directors, which had approximately $20.2 million in remaining repurchase authority at December 31, 2015.

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

As of the end of the Company’s 2015 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Directors’ and Executive Officers’ Information” of the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015. Information concerning the Company’s Code of Conduct and Ethics is set forth above under “Available Information” and incorporated by reference from the section entitled “Corporate Governance and Board Matters—Code of Conduct & Ethics” of the Company’s 2016 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” of the Company’s 2016 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Interlocks and Insider Participation” of the Company’s 2016 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled “Compensation Committee Report” of the Company’s 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Introduction—Principal Shareholders,” and “Introduction—Security Ownership of Directors, Nominees and Executive Officers” of the Company’s 2016 Proxy Statement.

The following table provides information as of December 31, 2015 regarding securities issued under our equity compensation plans that were in effect during fiscal 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	239,417	$22.01	1,921,943
Equity compensation plans not approved by security holders	—	—	—
Total	239,417	$22.01	1,921,943

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Election of Directors” and “Corporate Governance and Board Matters—Director Independence and Relationships, and Loans to Related Persons” of the Company’s 2016 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled “Corporate Governance and Board Matters—Director Independence and Relationships” of the Company’s 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled “Discussion of Proposals Recommended by the Board of Directors—Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm” of the Company’s 2016 Proxy Statement.

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

(a) 3.                    Exhibits

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

10.1	Split Dollar Life Insurance Plan (3) (4)

10.2	Central Pacific Bank Supplemental Executive Retirement Plan (4) (5)

10.3	The Registrant’s Directors’ Deferred Compensation Plan (4) (6)

10.4	The Registrant’s 2004 Stock Compensation Plan, as amended (4) (7)

10.5	Form of Restricted Stock Award Agreement to Non-Employee Director under 2004 Stock Compensation Plan (4) (7)

10.6	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (4) (10)

10.7	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (4) (9)

10.8	Supplemental Executive Retirement Agreement for Dean K. Hirata, effective July 1, 2005 (4) (10)

10.9	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Dean K. Hirata, effective December 31, 2008 (4) (9)

10.10	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (4) (11)

10.11	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (9)

10.12	The Registrant’s 2004 Annual Executive Incentive Plan (4) (7)

10.13	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (9)

10.14	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (4) (12)

10.15	Amendment No. 2012-01 to the Registrant's 2004 Stock Compensation Plan (13)

10.16	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.17	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.18	The Registrant’s 2013 Stock Compensation Plan (14)

10.19	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.20	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

Exhibit No.	Document

10.21	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.22	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.23	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.24	Repurchase Agreement dated February 20, 2014 by and between the Registrant and ACMO-CPF, L.L.C. (15)

10.25	Repurchase Agreement dated February 20, 2014 by and between the Registrant and Carlyle Financial Services Harbor, L.P. (15)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (11)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (11)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)
Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.
(3)
Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

(4)	Denotes management contract or compensation plan or arrangement.
(5)
Incorporated herein by reference to Exhibits 10.8 and 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(6)
Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

(7)
Incorporated herein by reference to Exhibits 10.8, 10.9 and 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(8)
Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(9)
Incorporated herein by reference to Exhibits 10.1, 10.15, 10.17, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(10)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(11)
Incorporated herein by reference to Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(12)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.
(13)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.
(14)	Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(15)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2016
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Catherine Ngo	President and Chief Executive Officer	February 25, 2016
A. Catherine Ngo	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	February 25, 2016
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ John C. Dean	Executive Chair	February 25, 2016
John C. Dean

/s/ Christine H. H. Camp	Director	February 25, 2016
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 25, 2016
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 25, 2016
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	February 25, 2016
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 25, 2016
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 25, 2016
Colbert M. Matsumoto

/s/ Lance A. Mizumoto	Director	February 25, 2016
Lance A. Mizumoto

/s/ Saedene K. Ota	Director	February 25, 2016
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 25, 2016
Crystal K. Rose