Form 10-Q
period 2016-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2016-05-03
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of registrant’s common stock, no par value, on April 22, 2016 was 31,068,287 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$85,495	$71,797
Interest-bearing deposits in other banks	7,180	8,397
Investment securities:
Available-for-sale, at fair value	1,299,176	1,272,255
Held-to-maturity, at amortized cost (fair value of $243,072 at March 31, 2016 and $244,136 at December 31, 2015)	241,597	247,917
Total investment securities	1,540,773	1,520,172

Loans held for sale	11,270	14,109

Loans and leases	3,308,968	3,211,532
Allowance for loan and lease losses	(62,149)	(63,314)
Net loans and leases	3,246,819	3,148,218

Premises and equipment, net	48,322	49,161
Accrued interest receivable	14,818	14,898
Investment in unconsolidated subsidiaries	5,627	6,157
Other real estate owned	1,260	1,962
Mortgage servicing rights	16,800	17,797
Core deposit premium	6,686	7,355
Bank-owned life insurance	154,592	153,967
Federal Home Loan Bank stock	10,420	8,606
Other assets	92,140	108,692
Total Assets	$5,242,202	$5,131,288

Liabilities
Deposits:
Noninterest-bearing demand	$1,140,741	$1,145,244
Interest-bearing demand	849,880	824,895
Savings and money market	1,465,524	1,399,093
Time	1,040,457	1,064,207
Total deposits	4,496,602	4,433,439

Short-term borrowings	106,000	69,000
Long-term debt	92,785	92,785
Other liabilities	37,438	41,425
Total Liabilities	4,732,825	4,636,649

Equity
Preferred stock (no par value, authorized 1,100,000 shares, issued and outstanding none at March 31, 2016 and December 31, 2015, respectively)	—	—
Common stock (no par value, authorized 185,000,000 shares, issued and outstanding 31,164,287 and 31,361,452 shares at March 31, 2016 and December 31, 2015, respectively)	544,029	548,878
Surplus	83,534	82,847
Accumulated deficit	(130,511)	(137,314)
Accumulated other comprehensive income	12,306	203
Total Shareholders' Equity	509,358	494,614
Non-controlling interest	19	25
Total Equity	509,377	494,639
Total Liabilities and Equity	$5,242,202	$5,131,288
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Interest income:
Interest and fees on loans and leases	$31,793	$28,602
Interest and dividends on investment securities:
Taxable interest	8,396	8,150
Tax-exempt interest	996	998
Dividends	10	9
Interest on deposits in other banks	17	11
Dividends on Federal Home Loan Bank stock	37	11
Total interest income	41,249	37,781
Interest expense:
Interest on deposits:
Demand	111	95
Savings and money market	263	223
Time	898	548
Interest on short-term borrowings	50	43
Interest on long-term debt	716	637
Total interest expense	2,038	1,546
Net interest income	39,211	36,235
Provision (credit) for loan and lease losses	(747)	(2,747)
Net interest income after credit for loan and lease losses	39,958	38,982
Other operating income:
Service charges on deposit accounts	1,964	1,968
Loan servicing fees	1,362	1,423
Other service charges and fees	2,767	3,105
Income from fiduciary activities	840	834
Equity in earnings of unconsolidated subsidiaries	90	96
Fees on foreign exchange	148	128
Income from bank-owned life insurance	625	674
Loan placement fees	46	147
Net gain on sales of residential loans	1,466	1,594
Net gain on sales of foreclosed assets	308	33
Other	549	1,188
Total other operating income	10,165	11,190
Other operating expense:
Salaries and employee benefits	16,937	17,165
Net occupancy	3,314	3,501
Equipment	811	909
Amortization of other intangible assets	2,178	2,105
Communication expense	959	824
Legal and professional services	1,613	2,219
Computer software expense	2,704	2,096
Advertising expense	634	635
Foreclosed asset expense	15	72
Other	3,710	4,492
Total other operating expense	32,875	34,018
Income before income taxes	17,248	16,154
Income tax expense	6,067	5,759
Net income	$11,181	$10,395
Per common share data:
Basic earnings per share	$0.36	$0.30
Diluted earnings per share	$0.35	$0.29
Cash dividends declared	$0.14	$0.12
Shares used in computation:
Basic shares	31,263,433	34,827,141
Diluted shares	31,506,307	35,478,629

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income	$11,181	$10,395
Other comprehensive income, net of tax:
Net change in unrealized gain on investment securities	11,853	6,909
Minimum pension liability adjustment	250	260
Total other comprehensive income, net of tax	12,103	7,169
Comprehensive income	$23,284	$17,564

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	11,181	—	—	11,181
Other comprehensive income	—	—	—	—	—	12,103	—	12,103
Cash dividends ($0.14 per share)	—	—	—	—	(4,378)	—	—	(4,378)
5,000 net shares of common stock sold by directors’ deferred compensation plan	—	—	(99)	—	—	—	—	(99)
233,722 shares of common stock repurchased and other related costs	(233,722)	—	(4,750)	—	—	—	—	(4,750)
Share-based compensation	36,557	—	—	687	—	—	—	687
Non-controlling interest	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2016	31,164,287	$—	$544,029	$83,534	$(130,511)	$12,306	$19	$509,377

Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	10,395	—	—	10,395
Other comprehensive income	—	—	—	—	—	7,169	—	7,169
Cash dividends ($0.12 per share)	—	—	—	—	(4,171)	—	—	(4,171)
12,559 net shares of common stock sold by directors’ deferred compensation plan	—	—	(50)	—	—	—	—	(50)
473,829 shares of common stock repurchased and other related costs	(473,829)	—	(9,288)	—	—	—	—	(9,288)
Share-based compensation	37,288	—	—	829	—	—	—	829
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at March 31, 2015	34,797,133	$—	$632,867	$80,545	$(150,815)	$10,328	$—	$572,925

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,181	$10,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(747)	(2,747)
Depreciation and amortization	1,493	1,479
Write down of other real estate, net of gain on sale	(189)	—
Amortization of other intangible assets	2,178	2,105
Net amortization of investment securities	2,718	1,918
Share-based compensation	687	829
Net gain on sales of residential loans	(1,466)	(1,594)
Proceeds from sales of loans held for sale	83,690	96,788
Originations of loans held for sale	(79,385)	(92,717)
Equity in earnings of unconsolidated subsidiaries	(90)	(96)
Increase in cash surrender value of bank-owned life insurance	(625)	(968)
Deferred income taxes	6,067	5,339
Net change in other assets and liabilities	(1,362)	(5,020)
Net cash provided by operating activities	24,150	15,711
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	36,427	35,942
Purchases of investment securities available for sale	(46,209)	(95,716)
Proceeds from maturities of and calls on investment securities held to maturity	6,146	4,807
Purchases of investment securities held to maturity	—	(22,249)
Net loan originations	(45,838)	(36,803)
Purchases of loan portfolios	(52,016)	—
Proceeds from sale of other real estate	891	968
Purchases of premises and equipment	(654)	(1,033)
Net return of capital from unconsolidated subsidiaries	368	214
Contributions to unconsolidated subsidiaries	(5)	—
Net (purchases) proceeds from redemption of FHLB stock	(1,814)	490
Net cash used in investing activities	(102,704)	(113,380)
Cash flows from financing activities:
Net increase in deposits	63,163	78,342
Net increase in short-term borrowings	37,000	32,000
Cash dividends paid on common stock	(4,378)	(4,171)
Repurchases of common stock and other related costs	(4,750)	(9,288)
Net cash provided by financing activities	91,035	96,883
Net increase (decrease) in cash and cash equivalents	12,481	(786)
Cash and cash equivalents at beginning of period	80,194	86,007
Cash and cash equivalents at end of period	$92,675	$85,221

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,785	$1,599
Income taxes	—	100
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	$99	$50
Net reclassification of loans to other real estate	—	1,369
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii
HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting
Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity.
Accordingly, the investment has been consolidated into our financial statements as of March 31, 2016.

We have 50% ownership interests in four other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Pacific Access Mortgage, LLC, Gentry
HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As of March 31, 2016, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments:1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on our consolidated financial statements.

3.   INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$146,497	$242	$(497)	$146,242
Commercial - U.S. Government-sponsored entities	95,100	1,730	—	96,830
Total	$241,597	$1,972	$(497)	$243,072

Available-for-Sale:
Debt securities:
States and political subdivisions	$186,878	$5,280	$(356)	$191,802
Corporate securities	107,315	2,481	—	109,796
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	782,288	10,358	(1,000)	791,646
Residential - Non-government agencies	62,274	1,966	—	64,240
Commercial - Non-government agencies	135,392	5,578	—	140,970
Other	653	69	—	722
Total	$1,274,800	$25,732	$(1,356)	$1,299,176

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$152,315	$123	$(2,915)	$149,523
Commercial - U.S. Government-sponsored entities	95,602	—	(989)	94,613
Total	$247,917	$123	$(3,904)	$244,136

Available-for-Sale:
Debt securities:
States and political subdivisions	$187,552	$3,819	$(898)	$190,473
Corporate securities	107,721	1,077	(227)	108,571
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	771,657	5,885	(5,633)	771,909
Residential - Non-government agencies	64,286	733	(987)	64,032
Commercial - Non-government agencies	135,439	2,033	(1,118)	136,354
Other	848	68	—	916
Total	$1,267,503	$13,615	$(8,863)	$1,272,255

The amortized cost and estimated fair value of investment securities at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$146,497	$146,242
Commercial - U.S. Government-sponsored entities	95,100	96,830
Total	$241,597	$243,072

Available-for-Sale:
Due in one year or less	$21,256	$21,454
Due after one year through five years	104,442	107,027
Due after five years through ten years	78,885	81,183
Due after ten years	89,610	91,934

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	782,288	791,646
Residential - Non-government agencies	62,274	64,240
Commercial - Non-government agencies	135,392	140,970
Other	653	722
Total	$1,274,800	$1,299,176

We did not sell any available-for-sale securities during the first quarter of 2016 and 2015.

Investment securities of $1.0 billion and $1.0 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 51 and 155 investment securities which were in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Debt securities:
States and political subdivisions	$6,786	$(88)	$8,640	$(268)	$15,426	$(356)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	44,973	(120)	254,673	(1,377)	299,646	(1,497)
Total temporarily impaired securities	$51,759	$(208)	$263,313	$(1,645)	$315,072	$(1,853)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Debt securities:
States and political subdivisions	$30,481	$(532)	$12,576	$(366)	$43,057	$(898)
Corporate securities	32,977	(227)	—	—	32,977	(227)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	507,525	(6,241)	88,271	(2,307)	595,796	(8,548)
Residential - Non-government agencies	37,975	(987)	—	—	37,975	(987)
Commercial - U.S. Government-sponsored entities	94,613	(989)	—	—	94,613	(989)
Commercial - Non-government agencies	62,555	(961)	4,644	(157)	67,199	(1,118)
Total temporarily impaired securities	$766,126	$(9,937)	$105,491	$(2,830)	$871,617	$(12,767)

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial, financial and agricultural	$534,562	$520,457
Real estate:
Construction	101,663	85,196
Mortgage - residential	1,456,715	1,433,862
Mortgage - commercial	773,828	761,566
Consumer	439,824	408,024
Leases	936	1,028
	3,307,528	3,210,133
Net deferred costs	1,440	1,399
Total loans and leases, net of deferred costs	$3,308,968	$3,211,532

During the three months ended March 31, 2016, we did not foreclose on any portfolio loans and did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans.

In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield of 3.88%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $29.2 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average yield of 7.55%.

During the three months ended March 31, 2015, we transferred the collateral in three portfolio loans with a carrying value of $1.4 million to other real estate owned. We did not transfer any portfolio loans to the held-for-sale category and no portfolio loans were sold or purchased during the three months ended March 31, 2015.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of March 31, 2016 and December 31, 2015:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Total
March 31, 2016
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$500	$—	$—	$46	$—	$—	$546
Collectively evaluated for impairment	6,500	4,128	18,005	25,127	5,843	—	59,603
	7,000	4,128	18,005	25,173	5,843	—	60,149
Unallocated							2,000
Total ending balance	$7,000	$4,128	$18,005	$25,173	$5,843	$—	$62,149

Loans and leases:
Individually evaluated for impairment	$2,244	$4,001	$22,078	$10,041	$—	$—	$38,364
Collectively evaluated for impairment	532,318	97,662	1,434,637	763,787	439,824	936	3,269,164
	534,562	101,663	1,456,715	773,828	439,824	936	3,307,528
Net deferred costs (income)	529	(309)	2,487	(792)	(475)	—	1,440
Total loans and leases, net of deferred costs (income)	$535,091	$101,354	$1,459,202	$773,036	$439,349	$936	$3,308,968

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Total
December 31, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$51	$—	$—	$51
Collectively evaluated for impairment	6,905	8,454	17,738	21,796	6,230	—	61,123
	6,905	8,454	17,738	21,847	6,230	—	61,174
Unallocated							2,140
Total ending balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$63,314

Loans and leases:
Individually evaluated for impairment	$1,044	$4,126	$22,716	$10,318	$—	$—	$38,204
Collectively evaluated for impairment	519,413	81,070	1,411,146	751,248	408,024	1,028	3,171,929
	520,457	85,196	1,433,862	761,566	408,024	1,028	3,210,133
Net deferred costs (income)	629	(311)	2,443	(817)	(545)	—	1,399
Total loans and leases, net of deferred costs (income)	$521,086	$84,885	$1,436,305	$760,749	$407,479	$1,028	$3,211,532

The following tables present by class, information related to impaired loans as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
March 31, 2016
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,854	$1,744	$—
Real estate:
Construction	10,346	4,001	—
Mortgage - residential	24,040	22,078	—
Mortgage - commercial	9,793	8,935	—
Total impaired loans with no related allowance recorded	46,033	36,758	—

Impaired loans with an allowance recorded:
Commercial, financial & agricultural	500	500	500
Real estate:
Mortgage - commercial	1,106	1,106	46
Total impaired loans with an allowance recorded	1,606	1,606	546
Total	$47,639	$38,364	$546

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
December 31, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,155	$1,044	$—
Real estate:
Construction	10,472	4,126	—
Mortgage - residential	24,792	22,716	—
Mortgage - commercial	10,010	9,152	—
Total impaired loans with no related allowance recorded	46,429	37,038	—

Impaired loans with an allowance recorded:
Real estate:
Mortgage - commercial	1,166	1,166	51
Total impaired loans with an allowance recorded	1,166	1,166	51
Total	$47,595	$38,204	$51

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016		March 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$1,423	$—	$13,646	$5
Real estate:
Construction	4,046	36	4,699	86
Mortgage - residential	22,308	(2)	28,954	1
Mortgage - commercial	10,140	34	22,751	164
Total	$37,917	$68	$70,050	$256

Foreclosure Proceedings

The Company had $1.1 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2016.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
March 31, 2016
Commercial, financial & agricultural	$297	$356	$—	$2,244	$2,897	$532,194	$535,091
Real estate:
Construction	95	—	—	—	95	101,259	101,354
Mortgage - residential	4,554	—	656	5,527	10,737	1,448,465	1,459,202
Mortgage - commercial	—	—	—	6,913	6,913	766,123	773,036
Consumer	960	372	125	—	1,457	437,892	439,349
Leases	—	—	—	—	—	936	936
Total	$5,906	$728	$781	$14,684	$22,099	$3,286,869	$3,308,968

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2015
Commercial, financial & agricultural	$276	$140	$—	$1,044	$1,460	$519,626	$521,086
Real estate:
Construction	—	—	—	—	—	84,885	84,885
Mortgage - residential	3,834	545	—	6,130	10,509	1,425,796	1,436,305
Mortgage - commercial	54	—	—	7,094	7,148	753,601	760,749
Consumer	1,443	521	273	—	2,237	405,242	407,479
Leases	—	—	—	—	—	1,028	1,028
Total	$5,607	$1,206	$273	$14,268	$21,354	$3,190,178	$3,211,532

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2016 totaled $6.3 million and consisted of 22 Hawaii residential mortgage loans with a combined principal balance of $3.2 million, one Hawaii commercial mortgage loan of $2.1 million, and three Hawaii commercial loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $20.1 million of TDRs still accruing interest at March 31, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three months ended March 31, 2016.

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2015. No loans were modified in a TDR during the three months ended March 31, 2016.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance

Three Months Ended March 31, 2015
Real estate: Mortgage - commercial	11	$910	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2016 and 2015.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
March 31, 2016
Commercial, financial & agricultural	$529,448	$2,033	$3,081	$—	$534,562	$529	$535,091
Real estate:
Construction	97,915	2,914	834	—	101,663	(309)	101,354
Mortgage - residential	1,450,416	116	6,183	—	1,456,715	2,487	1,459,202
Mortgage - commercial	715,337	40,655	17,836	—	773,828	(792)	773,036
Consumer	439,608	—	163	53	439,824	(475)	439,349
Leases	936	—	—	—	936	—	936
Total	$3,233,660	$45,718	$28,097	$53	$3,307,528	$1,440	$3,308,968

December 31, 2015
Commercial, financial & agricultural	$514,971	$2,168	$3,318	$—	$520,457	$629	$521,086
Real estate:
Construction	83,601	808	787	—	85,196	(311)	84,885
Mortgage - residential	1,427,732	—	6,130		1,433,862	2,443	1,436,305
Mortgage - commercial	705,520	41,335	14,711	—	761,566	(817)	760,749
Consumer	407,778	95	151	—	408,024	(545)	407,479
Leases	1,028	—	—	—	1,028	—	1,028
Total	$3,140,630	$44,406	$25,097	$—	$3,210,133	$1,399	$3,211,532

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2016 and December 31, 2015, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real estate
	Commercial, Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended March 31, 2016
Beginning balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	98	(4,335)	230	3,313	87		(140)	(747)
	7,003	4,119	17,968	25,160	6,317	—	2,000	62,567
Charge-offs	352	—	—	—	1,112	—	—	1,464
Recoveries	349	9	37	13	638	—	—	1,046
Net charge-offs (recoveries)	3	(9)	(37)	(13)	474	—	—	418
Ending balance	$7,000	$4,128	$18,005	$25,173	$5,843	$—	$2,000	$62,149

Three Months Ended March 31, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	147	(787)	(2,344)	(721)	965	(7)	—	(2,747)
	9,101	14,182	15,583	20,148	8,279	—	4,000	71,293
Charge-offs	878	—	14	—	1,894	—	—	2,786
Recoveries	568	123	1,488	13	734	—	—	2,926
Net charge-offs (recoveries)	310	(123)	(1,474)	(13)	1,160	—	—	(140)
Ending balance	$8,791	$14,305	$17,057	$20,161	$7,119	$—	$4,000	$71,433

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.7 million in the three months ended March 31, 2016, compared to a credit of $2.7 million in the three months ended March 31, 2015.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $2.7 million and $2.7 million at March 31, 2016 and December 31, 2015, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at March 31, 2016 and December 31, 2015, respectively.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Investments in low income housing tax credit partnerships	$2,446	$2,699
Trust preferred investments	2,792	2,792
Investments in affiliates	335	612
Other	54	54
Total	$5,627	$6,157

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2016 and March 31, 2015:

(dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost method:
Amortization expense in other operating expenses	$258	$288
Tax credits recognized in income tax expense	337	328

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the three months ended March 31, 2016:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$7,355	$17,797	$25,152
Additions	—	512	512
Amortization	(669)	(1,509)	(2,178)
Balance, end of period	$6,686	$16,800	$23,486

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million for the three months ended March 31, 2016, respectively, compared to $0.6 million for the three months ended March 31, 2015. Amortization of mortgage servicing rights was $1.5 million for the three months ended March 31, 2016, compared to $1.4 million for the three months ended March 31, 2015.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Fair market value, beginning of period	$18,345	$19,975
Fair market value, end of period	17,195	19,172
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	15.3	13.9

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(37,956)	$6,686	$44,642	$(37,287)	$7,355
Mortgage servicing rights	59,513	(42,713)	16,800	59,001	(41,204)	17,797
Total	$104,155	$(80,669)	$23,486	$103,643	$(78,491)	$25,152

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2016, estimated amortization expense for the remainder of fiscal year 2016, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2016 (remainder)	$2,006	$4,241	$6,247
2017	2,674	3,428	6,102
2018	2,006	2,381	4,387
2019	—	1,546	1,546
2020	—	930	930
2021	—	147	147
Thereafter	—	4,127	4,127
	$6,686	$16,800	$23,486

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

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2016, we were not party to any cash flow hedging instruments.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2016, we were a party to interest rate lock and forward sale commitments on $9.3 million and $9.0 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
Derivatives Financial Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
(dollars in thousands)
Interest rate lock commitments	Other assets / other liabilities	$94	$68	$114	$9

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(dollars in thousands)
Three Months Ended March 31, 2016
Interest rate lock commitments	Other operating income	$(79)

Three Months Ended March 31, 2015
Interest rate lock commitments	Other operating income	466

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015.  We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) and maintained a $1.26 billion line of credit as of March 31, 2016, of which $1.16 billion was undrawn under this arrangement at March 31, 2016. Short-term borrowings under this arrangement totaled $106.0 million at March 31, 2016, compared to $69.0 million at December 31, 2015.  There were no long-term borrowings under this arrangement at March 31, 2016 and December 31, 2015. FHLB advances outstanding at March 31, 2016 were secured by unencumbered investment securities with a fair value of $0.5 million and certain real estate loans with a carrying value of $1.66 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $35.1 million and $40.8 million, respectively. As of March 31, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $68.8 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2016, the bank had Statutory Retained Earnings of $65.6 million.

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
On March 26, 2015, the Company, Carlyle Financial Services Harbor, L.P. ("Carlyle") and ACMO-CPF, L.L.C. ("Anchorage" and together with Carlyle, the “Selling Shareholders”), and Citigroup Global Markets, Inc. (the “Underwriter”) entered into a secondary offering underwriting agreement (the “March 2015 Underwriting Agreement”) pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million, excluding fees and expenses. The transactions were consummated on April 1, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the
CPF Repurchase Plan previously approved by the Company's Board of Directors. In the three months ended March 31, 2016, 233,722 shares of common stock, at a cost of $4.7 million, were repurchased under the 2016 Repurchase Plan.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	463,917	$17.41
Changes during the period:
Granted	63,436	20.31
Vested	(53,431)	17.97
Forfeited	—	—
Non-vested restricted stock awards and units, end of period	473,922	17.74

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2016 and 2015, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$19,683	$7,830	$11,853
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	19,683	7,830	11,853

Defined benefit plans:
Amortization of net actuarial losses	367	124	243
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	376	126	250

Other comprehensive income	$20,059	$7,956	$12,103

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2015
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$11,476	$4,567	$6,909
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	11,476	4,567	6,909

Defined benefit plans:
Amortization of net actuarial losses	420	165	255
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	429	169	260

Other comprehensive income	$11,905	$4,736	$7,169

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	11,853	—	11,853
Amounts reclassified from AOCI	—	250	250
Total other comprehensive income	11,853	250	12,103

Balance at end of period	$21,034	$(8,728)	$12,306

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive income before reclassifications	6,909	—	6,909
Amounts reclassified from AOCI	—	260	260
Total other comprehensive income	6,909	260	7,169

Balance at end of period	$20,495	$(10,167)	$10,328

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2016 and 2015:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2016	2015
Amortization of defined benefit plan items
Net actuarial losses	$(367)	$(420)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(376)	(429)	Total before tax
	126	169	Tax benefit
Total reclassifications for the period	$(250)	$(260)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Interest cost	$343	$348
Expected return on plan assets	(439)	(472)
Amortization of net actuarial losses	354	393
Net periodic cost	$258	$269

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Interest cost	$116	$110
Amortization of net actuarial losses	13	4
Amortization of net transition obligation	4	5
Amortization of prior service cost	5	27
Net periodic cost	$138	$146

15.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Net income	$11,181	$10,395

Weighted average shares outstanding - basic	31,263,433	34,827,141
Dilutive effect of employee stock options and awards	242,874	651,488
Weighted average shares outstanding - diluted	31,506,307	35,478,629

Basic earnings per share	$0.36	$0.30
Diluted earnings per share	$0.35	$0.29

A total of 28,135 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2016, as their effect was anti-dilutive, compared to 13,472 for the three months ended March 31, 2015.

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

Investment Securities

The fair value of investment securities is based on market price quotations received from third-party pricing services. The third-party pricing services utilize pricing models supported with timely market data information. Where quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

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

For derivative financial instruments, the fair values are based upon current market values, if available. If there are no relevant comparables, fair values are based on pricing models using current assumptions for interest rate swaps and options.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial assets
Cash and due from banks	$85,495	$85,495	$85,495	$—	$—
Interest-bearing deposits in other banks	7,180	7,180	7,180	—	—
Investment securities	1,540,773	1,542,248	722	1,528,871	12,655
Loans held for sale	11,270	11,270	—	—	11,270
Net loans and leases	3,246,819	3,227,982	—	38,364	3,189,618
Accrued interest receivable	14,818	14,818	14,818	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,140,741	1,140,741	1,140,741	—	—
Interest-bearing demand and savings deposits	2,315,404	2,315,404	2,315,404	—	—
Time deposits	1,040,457	1,042,639	—	—	1,042,639
Short-term borrowings	106,000	106,000	—	106,000	—
Long-term debt	92,785	66,215	—	66,215	—
Accrued interest payable (included in other liabilities)	1,325	1,325	1,325	—	—

Off-balance sheet financial instruments
Commitments to extend credit	796,168	984	—	984	—
Standby letters of credit and financial guarantees written	15,356	230	—	230	—
Derivatives:
Interest rate lock commitments	9,333	87	—	87	—
Forward sale commitments	9,009	(107)	—	(107)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial assets
Cash and due from banks	$71,797	$71,797	$71,797	$—	$—
Interest-bearing deposits in other banks	8,397	8,397	8,397	—	—
Investment securities	1,520,172	1,516,391	916	1,502,996	12,479
Loans held for sale	14,109	14,109	—	—	14,109
Net loans and leases	3,148,218	3,094,404	—	38,205	3,056,199
Accrued interest receivable	14,898	14,898	14,898	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,145,244	1,145,244	1,145,244	—	—
Interest-bearing demand and savings deposits	2,223,988	2,223,988	2,223,988	—	—
Time deposits	1,064,207	1,064,255	—	—	1,064,255
Short-term borrowings	69,000	69,000	—	69,000	—
Long-term debt	92,785	67,421	—	67,421	—
Accrued interest payable (included in other liabilities)	1,072	1,072	1,072	—	—

Off-balance sheet financial instruments
Commitments to extend credit	801,835	1,014	—	1,014	—
Standby letters of credit and financial guarantees written	13,434	202	—	202	—
Derivatives:
Interest rate lock commitments	24,009	43	—	43	—
Forward sale commitments	9,973	15	—	15	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$191,802	$—	$179,147	$12,655
Corporate securities	109,796	—	109,796	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	791,646	—	791,646	—
Residential - Non-government agencies	64,240	—	64,240	—
Commercial - Non-government agencies	140,970	—	140,970	—
Other	722	722	—	—
Total available for sale securities	1,299,176	722	1,285,799	12,655
Derivatives - Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,299,156	$722	$1,285,779	$12,655

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,473	$—	$177,994	$12,479
Corporate securities	108,571	—	108,571	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	771,909	—	771,909	—
Residential - Non-government agencies	64,032	—	64,032	—
Commercial - Non-government agencies	136,354	—	136,354	—
Other	916	916	—	—
Total available for sale securities	1,272,255	916	1,258,860	12,479
Derivatives - Interest rate lock and forward sale commitments	59	—	59	—
Total	$1,272,314	$916	$1,258,919	$12,479

For the three months ended March 31, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale States and Political Subdivisions Debt Securities
Balance at December 31, 2015	$12,479
Principal payments received	(83)
Unrealized net gain included in other comprehensive income	259
Balance at March 31, 2016	$12,655

Balance at December 31, 2014	$13,095
Principal payments received	(735)
Unrealized net gain included in other comprehensive income	287
Balance at March 31, 2015	$12,647

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.7 million and $12.6 million at March 31, 2016 and March 31, 2015, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of March 31, 2016, the weighted average discount rate utilized was 3.73%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans (1)	$37,818	$—	$37,818	$—
Other real estate (2)	1,260	—	1,260	—

December 31, 2015
Impaired loans (1)	$38,153	$—	$38,153	$—
Other real estate (2)	1,962	—	1,962	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

The accounting policies of the segments are consistent with the Company’s accounting policies that are described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2016
Net interest income	$30,951	$8,260	$—	$39,211
Inter-segment net interest income (expense)	10,558	(7,017)	(3,541)	—
Credit for loan and lease losses	747	—	—	747
Other operating income	5,534	745	3,886	10,165
Other operating expense	(14,743)	(388)	(17,744)	(32,875)
Administrative and overhead expense allocation	(11,432)	(196)	11,628	—
Income before taxes	21,615	1,404	(5,771)	17,248
Income tax (expense) benefit	(7,603)	(494)	2,030	(6,067)
Net income (loss)	$14,012	$910	$(3,741)	$11,181

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2015
Net interest income	$27,854	$8,381	$—	$36,235
Inter-segment net interest income (expense)	10,302	(8,698)	(1,604)	—
Credit for loan and lease losses	2,747	—	—	2,747
Other operating income	6,446	1,027	3,717	11,190
Other operating expense	(14,824)	(478)	(18,716)	(34,018)
Administrative and overhead expense allocation	(12,104)	(288)	12,392	—
Income before taxes	20,421	(56)	(4,211)	16,154
Income tax expense	(7,148)	20	1,369	(5,759)
Net income (loss)	$13,273	$(36)	$(2,842)	$10,395

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At March 31, 2016:
Investment securities	$—	$1,540,773	$—	$1,540,773
Loans and leases (including loans held for sale)	3,320,238	—	—	3,320,238
Other	58,949	235,798	86,444	381,191
Total assets	$3,379,187	$1,776,571	$86,444	$5,242,202

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2015:
Investment securities	$—	$1,520,172	$—	$1,520,172
Loans and leases (including loans held for sale)	3,225,641	—	—	3,225,641
Other	74,963	226,172	84,340	385,475
Total assets	$3,300,604	$1,746,344	$84,340	$5,131,288

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

Central Pacific Bank is a full-service community bank with 35 branches and 103 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under “Part I, Item 1. Financial Statements (Unaudited).” The following discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2016.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At March 31, 2016, we had an Allowance of $62.1 million, compared to $63.3 million at December 31, 2015.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of March 31, 2016, this specific reserve represented $0.5 million of the total Allowance, compared to $0.1 million at December 31, 2015.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. Six criteria divide the Company’s loan portfolio into 128 homogeneous sub-sectors. First, loans are divided by general geographic region (U.S. Mainland and Hawaii). Second, loans are subdivided according to FDIC classification (Construction, Commercial Mortgage, Commercial, Financial and Agricultural, Leases, Residential Mortgage, Consumer). Third, loans within the Construction category are further subdivided by collateral type (Commercial and Residential). Fourth, loans within the Residential Mortgage category are further subdivided by ownership type (Investor-owned and Owner-occupied). Fifth, loans are subdivided by state or for some, by County (All Hawaii, Hawaii Island, Kauai, Maui, Oahu, Other Hawaii, All U.S. Mainland, Los Angeles/Orange County CA, Riverside/San Bernardino CA, Sacramento/Placer/El Dorado/Yolo CA, San Diego CA, Washington/Oregon, Other U.S. Mainland). Finally, loans are further subdivided by risk rating (Pass, Special Mention, Substandard, and Doubtful).

For the purpose of determining general allowance loss factors, loss experience is derived from charge-offs and recoveries. A charge-off occurs when the Company makes the determination that an amount of debt is deemed to be uncollectible. Loans are also charged off when it is probable that a loss has been incurred and it is possible to make a reasonable estimate of the loss. Charge-offs are classified into sub-sectors according to the underlying loan’s primary geography, loan category, collateral type (if applicable), investment type (if applicable), state/county, and the risk rating of the loan one year prior to the charge-off. A recovery occurs when a loan that is classified as a bad debt was either partially or fully charged off and has been subsequently recovered. Recoveries are classified according to the sub-sector of the earliest associated charge-off of the loan within the selected look-back period. The cumulative charge-offs are determined by summing all sub-sector-specific charge-offs that occurred within the selected look-back period and the cumulative recoveries are determined by summing the sub-sector-specific recoveries for each sub-sector. Sub-sector losses are measured by subtracting each sub-sector’s cumulative recoveries from their respective cumulative charge-offs. Sub-sector losses are then divided by the sub-sector loan balance averaged over the look-back period to determine each sub-sector’s historical loss rate.

From 2010 through 2013, the calculation of sub-sector loss factors involved a look-back period of eight quarters (for loans secured by real estate by FDIC classifications) or four quarters (for all other loans). The Company’s then rapidly evolving loss experience necessitated the use of shorter loss analysis periods in order to ensure that loss rates would be adequately responsive to changes in loss experience. During that period, the Company considered recent loss data to be more relevant to the current period under analysis and consistent with commentary provided by our primary banking regulator.

As economic conditions continued to improve and stabilize, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believes this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience. At March 31, 2016, the look-back period for loans secured by real estate includes 24 quarters of historical loss experience.

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

The following table describes the Moody’s loss rate that is applied as a proxy to each loan category when no associated loss experience is registered in a sub-sector of the loan category over the relevant look-back period.

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

In those loan categories described in the table above, specific loss rate proxies are applied based on the equivalence of respective risk ratings between the proxy rate and the loan sub-sector. Based on the conformity of risk characterizations, B-rated proxy rates are matched to substandard loan segments (risk rating 6), Ba-rated proxy rates are matched to special mention loan segments (risk rating 5), and Aaa, Aa, A and Baa-rated proxy rates are matched to risk ratings strong quality, above average quality, average quality, and acceptable quality, respectively (risk ratings 1, 2, 3 and 4).

For Pass-rated loan segments with no associated loss experience during the respective prescribed look-back periods, the proxy loss rate is determined by weighting each proxy loss rate (ratings Aaa, Aa, A and Baa) by the loan balance in each equivalent risk rating (strong, above average, average and acceptable quality, respectively).

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

The second component of the economic/market factor, unemployment, is derived by comparing the current quarter unemployment rate, reported by the U.S. Bureau of Labor Statistics, to its ten year historical average. A constant scaling factor is applied to the difference between the current rate and the historical average in order to smooth significant period-to-period fluctuations. The result is utilized as the unemployment component of the economic factor. The personal income factor and unemployment factor are added together to determine each region’s total economic/market adjustment factor. Management reviews the results of the qualitative adjustment factors to ensure it is consistent with the trends in the overall economy, and from time to time may make enhancements, if necessary, to ensure directional consistency.

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

In recognizing that current and relevant environmental (economic, market or other) conditions that can affect repayment may not yet be fully reflected in historical loss experience, qualitative assessments are conducted to factor in current loan portfolio and market intelligence. These adjustments, which are added to (or subtracted from) the loss ratio, consider the nature of the bank’s primary markets and are reasonable, consistently determined and appropriately documented. Management reviews the results of the qualitative adjustment factors to ensure it is consistent with the trends and risks in our portfolio, and from time to time may make enhancements, if necessary, to ensure directional consistency. These qualitative adjustments for 2012 through 2016 include the following:

2012

•
In the second quarter 2012, adjustment factors were added to the Pass- and Special Mention-rated commercial mortgage segments in consideration of the refinance risk associated with loans maturing over the next two years. Adjustment factors were not added to Substandard-rated loans due to the enhanced level of monitoring devoted to these credits, with impairment analysis performed as indicated.

•
In the second quarter 2012, an adjustment factor was added in recognition of the delegation of increased credit authority to Line Division Management and changes in the underwriting and approval process for small business lending. This change involved moving from a judgmental underwriting process for all loans to a score-based approval process below a certain loan size threshold, and a streamlined judgmental process augmented by relationship officer involvement above a certain loan size threshold. This adjustment factor was subsequently removed in the fourth quarter of 2015.

2013

•
In the first quarter of 2013, an adjustment factor was added to the Pass-rated residential mortgage segment in consideration of emerging concentration risk. In addition, “benchmark” loss rates were applied to loans generated via recent pre-approved and invitation to apply promotions in the direct consumer segment until historical loss data had been accumulated. Also, weighted adjustment factors were applied to the syndicated loan portfolio based on Moody’s proxy default rates to account for increased risk associated with recent entrance into this sector and risk exposure attributed to the size of individual credits.

•
In the second quarter of 2013, an adjustment factor was subtracted from the Pass-rated residential mortgage segment in consideration of the continued disparity between actual calculated historical loss rates and those provided by our primary regulator in 2010.

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

•
In the first quarter of 2014, the previous methodology for Pass-rated residential mortgage sub-sectors based on guidance from our primary regulator in 2010 was discontinued in order to better reflect the bank’s current exposure and actual loss experience. The Company deems the bank’s actual loss experience to be more reflective of current portfolio conditions.

•
In the first quarter of 2014, in consideration of portfolio concentration risk, benchmark adjustment factors were added to the Pass- and Special Mention-rated sub-sectors of segments with loan balances comprising greater than 20% of the total loan portfolio. The benchmark adjustment factors consider segment-specific annual loss rates over the economic cycle in order to determine a loss rate that adequately captures concentration risk. In the first quarter of 2014, the benchmark adjustment factors affected the Pass-rated residential mortgage and commercial mortgage segments.

•
In the fourth quarter of 2014, the Company determined that it was appropriate to separate U.S. Mainland commercial mortgages from Hawaii commercial mortgages for purposes of calculating concentration risk. In making this assessment, the Company considered the regulatory guidance and concluded that the U.S. Mainland commercial mortgages were no longer similar in credit performance to the credit performance of the Hawaii commercial mortgages such that they would necessarily “perform like a single large exposure.” This is supported by a correlation analysis conducted by the Company. In light of the statistical evidence demonstrating the reduced dependency between the credit performance of the two segments, the Company concluded that the U.S. Mainland commercial mortgage segment should not be included with the Hawaii commercial mortgage segment for the determination of portfolio concentration.

•
In the fourth quarter of 2014, the Company adopted a time based graduated scale to reduce reliance on benchmark data by substituting our emerging actual experience in the pre-approved consumer loan and student loan portfolios of the consumer loan segment.

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

•
In the third quarter of 2015, the Company enhanced its reasonableness review of the economic/market conditions qualitative factor and, if necessary, adjusts this factor to ensure directional consistency.

2016

•	No enhancements were made during the first quarter of 2016.

The sum of each sub-sector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the sub-sector’s period-ending loan balance to determine each sub-sector’s general allowance provision. The sum of the 128 sub-sector general allowance provisions represents the general allowance provision of the entire portfolio. As of March 31, 2016, this general allowance represented $59.6 million of the total Allowance, compared to $61.1 million at December 31, 2015.

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

Unallocated Reserve

The Company maintains an unallocated Allowance amount to provide for other credit losses inherent in our loan and lease portfolio that may not have been contemplated in the credit loss factors. The unallocated reserve is a measure to address judgmental estimates that are inevitably imprecise and it reflects an adjustment to the Allowance that is not attributable to specific categories of the loan portfolio. The unallocated reserve is distinct from and not captured in the Company’s qualitative enhancements in the general component of the Allowance. These qualitative adjustments only capture direct and specific risks to our portfolio, whereas the unallocated reserve is intended to capture broader national and global economic risks that could potentially have a ripple effect on our loan portfolio.

As of March 31, 2016 and December 31, 2015, an unallocated estimate of $2.0 million and $2.1 million, respectively, was based on the Company’s recognition of domestic (U.S. Mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on two key drivers of the Hawaii economy: tourism and Federal spending.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At March 31, 2016 and December 31, 2015, all of our loans held for sale were Hawaii residential mortgage loans.

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

Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment.

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

As of March 31, 2016, we have a valuation allowance on our net DTA of $2.8 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our five consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $67.9 million at March 31, 2016 will be realized.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company’s reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year. Additionally, in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations" to further clarify the implementation guidance. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments." ASU 2016-01 changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is selected. ASU 2016-01 is effective for the Company's reporting period beginning January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company's reporting period beginning January 1, 2019. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation" ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. ASU 2016-09 is effective for the Company's reporting period beginning January 1, 2017. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

Financial Summary

Net income for the three months ended March 31, 2016 was $11.2 million, or $0.35 per diluted share, compared to $10.4 million, or $0.29 per diluted share for the three months ended March 31, 2015.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Return on average assets	0.87%	0.85%
Return on average shareholders’ equity	8.85	7.32
Return on average tangible equity	8.98	7.45
Basic earnings per common share	$0.36	$0.30
Diluted earnings per common share	0.35	0.29

Use of Non-GAAP Financial Measures

The return on average tangible equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our return on average tangible equity ratio with those of other companies may not be possible because other companies may calculate the return on average tangible equity ratio differently. Our return on average tangible equity ratio is derived by dividing annualized net income by average shareholders' equity less average intangible assets, which excludes mortgage servicing rights.

The following table sets forth a reconciliation of our return on average tangible equity ratio for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net income	$11,181	$10,395
Net income - Annualized	$44,724	$41,580

Average shareholders' equity	$505,330	$567,991
Less: Average intangible assets	7,059	9,772
Average tangible equity	$498,271	$558,219

Return on average tangible equity	8.98%	7.45%

Material Trends

While there remains continued uncertainty in the global macroeconomic environment, the U.S. economy has continued to stabilize following the economic downturn caused by disruptions in the financial system beginning in 2007.

The U.S economic recovery continues to be weighed down by underutilization of labor forces, low level of inflation as a result of declining commodity prices, weakness in business investment and manufacturing, and increased concerns over the pace of the global economic recovery. In addition, the stock market's volatility continues to hold back further progress.

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

In its first quarter of 2016 report, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects Hawaii's economic growth rate to be 2.3% and 2.4% for 2016 and 2017, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 3.1% in March 2016, compared to 3.9% in March 2015. In addition, Hawaii’s unemployment rate in March 2016 of 3.1%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 5.0%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 3.5% in 2016.

Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Hawaii’s strong visitor industry broke records for visitor arrivals and visitor spending for the fourth straight year in 2015 and is off to a strong start in 2016. According to the Hawaii Tourism Authority (“HTA”), 2.2 million visitors visited the state in the three months ended March 31, 2016. This was an increase of 3.6% from the number of visitor arrivals in the three months ended March 31, 2015. Total spending by visitors, increased to $4.0 billion in the three months ended March 31, 2016, an increase of $102.4 million, or 2.6%, from the three months ended March 31, 2015. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 1.9% and 2.4% in 2016, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 17.4% for single-family homes and 17.8% for condominiums for the three months ended March 31, 2016 compared to the same time period last year. The median sales price for single-family homes on Oahu for the three months ended March 31, 2016 was $724,900, representing an increase of 7.2% from $676,000 in the same prior year period. The median sales price for condominiums on Oahu for the three months ended March 31, 2016 was $380,000, representing an increase of 4.5% from $363,750 in the same prior year period. We believe the Hawaii real estate market will remain stable during the remainder of 2016, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three months ended March 31, 2016 and 2015 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2016			2015
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$13,990	0.49%	17	$18,046	0.25%	11
Investment securities, excluding valuation allowance:
Taxable (1)	1,331,717	2.52	8,406	1,310,909	2.49	8,159
Tax-exempt (1)	174,044	3.52	1,532	177,606	3.46	1,536
Total investment securities	1,505,761	2.64	9,938	1,488,515	2.61	9,695
Loans and leases, including loans held for sale (2)	3,258,872	3.92	31,793	2,955,525	3.90	28,602
Federal Home Loan Bank stock	7,633	1.92	37	43,809	0.10	11
Total interest earning assets	4,786,256	3.50	41,785	4,505,895	3.42	38,319
Non-earning assets	362,488			383,827
Total assets	$5,148,744			$4,889,722

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$827,502	0.05%	111	$787,717	0.05%	95
Savings and money market deposits	1,427,733	0.07	263	1,248,867	0.07	223
Time deposits under $100,000	211,622	0.37	197	237,239	0.38	222
Time deposits $100,000 and over	888,683	0.32	701	836,232	0.16	326
Total interest-bearing deposits	3,355,540	0.15	1,272	3,110,055	0.11	866
Short-term borrowings	44,423	0.45	50	63,227	0.27	43
Long-term debt	92,785	3.10	716	92,785	2.78	637
Total interest-bearing liabilities	3,492,748	0.23	2,038	3,266,067	0.19	1,546
Noninterest-bearing deposits	1,112,530			1,013,238
Other liabilities	38,111			42,426
Total liabilities	4,643,389			4,321,731
Shareholders’ equity	505,330			567,991
Non-controlling interest	25			—
Total equity	505,355			567,991
Total liabilities and equity	$5,148,744			$4,889,722

Net interest income			$39,747			$36,773

Interest rate spread		3.27%			3.23%

Net interest margin		3.33%			3.28%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $39.7 million for the first quarter of 2016, representing an increase of 8.1% from $36.8 million in the first quarter of 2015. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was an increase in average time deposits $100,000 and over and the 16 basis point ("bp") increase in rates paid on the average time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the first quarter of 2016 increased by 8 bp from the first quarter of 2015. Average rates paid on our interest-bearing liabilities increased by 4 bp in the first quarter of 2016 from the first quarter of 2015.

Interest Income

Taxable-equivalent interest income was $41.8 million for the first quarter of 2016, representing an increase of 9.0% from $38.3 million in the first quarter of 2015. The increase was primarily attributable to a $303.3 million increase in average loans and leases compared to the first quarter of 2015, accounting for approximately $3.0 million of the current quarter's increase in interest income. Average taxable investment securities increased by $20.8 million, compared to the first quarter of 2015, accounting for approximately $0.1 million of the current quarter’s increase in interest income. Average yields earned on loans and leases increased by 2 bp compared to the first quarter of 2015, increasing interest income by approximately $0.1 million.

Interest Expense

Interest expense for the first quarter of 2016 was $2.0 million, representing an increase of 31.8% from the first quarter of 2015. The increase was primarily attributable a 16 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $0.3 million.

Net Interest Margin

Our net interest margin was 3.33% for the first quarter of 2016, compared to 3.28% for the first quarter of 2015 and reflects a $303.3 million increase in average loans and leases compared to the first quarter of 2015 and a $20.8 million increase in average taxable investment securities. The increase in our net interest margin also reflects the increases of 182 bp, 3bp, and 2 bp in average yields earned on Federal Home Loan Bank stock, taxable investment securities, and loans and leases. These increases were offset by a 16 bp increase in rates paid on time deposits $100,000 and over.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Fed Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook.

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

Provision for Loan and Lease Losses

Our Provision was a credit of $0.7 million during the first quarter of 2016, compared to a credit of $2.7 million in the first quarter of 2015. Our net charge-offs were $0.4 million during the first quarter of 2016, compared to net recoveries of $0.1 million in the first quarter of 2015.

The credit to the provision for loan and lease losses in the three months ended March 31, 2016 was primarily attributable to improving trends in credit quality. Nonperforming assets as of March 31, 2016 decreased by $24.8 million and $0.3 million from March 31, 2015 and December 31, 2015 respectively.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015	$ Change	% Change
Service charges on deposit accounts	$1,964	$1,968	$(4)	-0.2%
Loan servicing fees	1,362	1,423	(61)	-4.3%
Other service charges and fees	2,767	3,105	(338)	-10.9%
Income from fiduciary activities	840	834	6	0.7%
Equity in earnings of unconsolidated subsidiaries	90	96	(6)	-6.3%
Fees on foreign exchange	148	128	20	15.6%
Income from bank-owned life insurance	625	674	(49)	-7.3%
Loan placement fees	46	147	(101)	-68.7%
Net gain on sales of residential loans	1,466	1,594	(128)	-8.0%
Net gain on sales of foreclosed assets	308	33	275	833.3%
Other:
Income recovered on nonaccrual loans previously charged-off	157	218	(61)	-28.0%
Other recoveries	21	274	(253)	-92.3%
Net unrealized gains (losses) on loans-held-for-sale and interest rate locks	(79)	466	(545)	-117.0%
Commissions on sale of checks	86	78	8	10.3%
Other	364	152	212	139.5%
Total other operating income	$10,165	$11,190	$(1,025)	-9.2%

For the three months ended March 31, 2016, total other operating income of $10.2 million decreased by $1.0 million, or 9.2%, from the comparable prior year period. The decrease from the comparable prior year period was primarily due to net unrealized losses on loans-held-for-sale and interest rate locks of $0.1 million recorded in the three months ended March 31, 2016 compared to net unrealized gains on loans-held-for-sale and interest rate locks of $0.5 million recorded in the comparable prior year period. In addition, we recorded lower other service charges and fees of $0.3 million, lower other recoveries of $0.3 million, lower net gain on sales of residential mortgage loans of $0.1 million, and lower loan placement fees of $0.1 million. These decreases were partially offset by higher net gain on sales of foreclosed assets of $0.3 million.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015	$ Change	% Change
Salaries and employee benefits	$16,937	$17,165	$(228)	-1.3%
Net occupancy	3,314	3,501	(187)	-5.3%
Equipment	811	909	(98)	-10.8%
Amortization of other intangible assets	2,178	2,105	73	3.5%
Communication expense	959	824	135	16.4%
Legal and professional services	1,613	2,219	(606)	-27.3%
Computer software expense	2,704	2,096	608	29.0%
Advertising expense	634	635	(1)	-0.2%
Foreclosed asset expense	15	72	(57)	-79.2%
Other:
Charitable contributions	218	139	79	56.8%
FDIC insurance assessment	639	698	(59)	-8.5%
Miscellaneous loan expenses	254	275	(21)	-7.6%
ATM and debit card expenses	428	586	(158)	-27.0%
Amortization of investments in low-income housing tax credit partnerships	257	288	(31)	-10.8%
Armored car expenses	201	234	(33)	-14.1%
Entertainment and promotions	231	197	34	17.3%
Stationery and supplies	267	196	71	36.2%
Directors’ fees and expenses	205	191	14	7.3%
Provision (credit) for residential mortgage loan repurchase losses	(351)	159	(510)	-320.8%
Increase (decrease) to the reserve for unfunded commitments	44	(31)	75	-241.9%
Other	1,317	1,560	(243)	-15.6%
Total other operating expense	$32,875	$34,018	$(1,143)	-3.4%

For the three months ended March 31, 2016, total other operating expense was $32.9 million and decreased by $1.1 million, or 3.4%, from $34.0 million in the comparable prior year period. The decrease from the comparable prior year period was primarily attributable to lower legal and professional services of $0.6 million, a credit to the reserve for residential mortgage loan repurchase losses of $0.4 million in the current quarter, compared to an increase to the reserve of $0.2 million in the comparable prior year period, and lower salaries and employee benefits of $0.2 million. These decreases were partially offset by higher computer software expense of $0.6 million.

Income Taxes

For the three months ended March 31, 2016, the Company recorded income tax expense of $6.1 million compared to $5.8 million in the same prior year period. The effective tax rate for the three months ended March 31, 2016 was 35.18% compared to 35.65% in the same prior year period.

Income tax expense increased in the three months ended March 31, 2016 due to an increase in operating income.

The remaining valuation allowance on our net DTA totaled $2.8 million at March 31, 2016 and December 31, 2015, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company’s net DTA totaled $67.9 million at March 31, 2016 compared to a net DTA of $82.0 million as of December 31, 2015, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2016 of $5.24 billion increased by $110.9 million from $5.13 billion at December 31, 2015.

Investment Securities

Investment securities of $1.54 billion at March 31, 2016 increased by $20.6 million, or 1.4%, from December 31, 2015. The increase reflects investment securities purchases totaling $46.2 million and a $19.7 million increase in the market valuation on the available-for-sale portfolio, offset by principal runoff.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$358,432	$339,738	$18,694	5.5%
Real estate:
Construction	98,203	81,655	16,548	20.3
Mortgage - residential	1,459,202	1,436,305	22,897	1.6
Mortgage - commercial	646,013	642,845	3,168	0.5
Consumer	267,855	273,248	(5,393)	(2.0)
Leases	936	1,028	(92)	(8.9)
Total loans and leases	2,830,641	2,774,819	55,822	2.0
Allowance for loan and lease losses	(52,068)	(54,141)	2,073	(3.8)
Net loans and leases	$2,778,573	$2,720,678	$57,895	2.1

U.S. Mainland:
Commercial, financial and agricultural	$176,659	$181,348	$(4,689)	(2.6)
Real estate:
Construction	3,151	3,230	(79)	(2.4)
Mortgage - residential	—	—	—	—
Mortgage - commercial	127,023	117,904	9,119	7.7
Consumer	171,494	134,231	37,263	27.8
Leases	—	—	—	—
Total loans and leases	478,327	436,713	41,614	9.5
Allowance for loan and lease losses	(10,081)	(9,173)	(908)	9.9
Net loans and leases	$468,246	$427,540	$40,706	9.5

Total:
Commercial, financial and agricultural	$535,091	$521,086	$14,005	2.7
Real estate:
Construction	101,354	84,885	16,469	19.4
Mortgage - residential	1,459,202	1,436,305	22,897	1.6
Mortgage - commercial	773,036	760,749	12,287	1.6
Consumer	439,349	407,479	31,870	7.8
Leases	936	1,028	(92)	(8.9)
Total loans and leases	3,308,968	3,211,532	97,436	3.0
Allowance for loan and lease losses	(62,149)	(63,314)	1,165	(1.8)
Net loans and leases	$3,246,819	$3,148,218	$98,601	3.1

Loans and leases, net of deferred income/costs, of $3.31 billion at March 31, 2016 increased by $97.4 million, or 3.0%, from December 31, 2015. The increase was due to increases in the consumer, residential mortgage, construction, commercial, and commercial mortgage loan portfolios of $31.9 million, $22.9 million, $16.5 million, $14.0 million, and $12.3 million, respectively. The net increase in the portfolio is partially offset by loan charge-offs totaling $1.5 million.

The increase in the U.S. Mainland consumer loan portfolio was primarily due to two consumer loan portfolio purchases. In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million, which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield of 3.88%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $29.2 million, which represented the outstanding balances at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average yield of 7.55%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$2,244	$1,044	$1,200	114.9%
Real estate:
Mortgage - residential	5,527	6,130	(603)	(9.8)
Mortgage - commercial	6,913	7,094	(181)	(2.6)
Total nonaccrual loans	14,684	14,268	416	2.9

Other real estate owned ("OREO"):
Real estate:
Mortgage - residential	1,260	1,962	(702)	(35.8)
Total OREO	1,260	1,962	(702)	(35.8)
Total nonperforming assets	15,944	16,230	(286)	(1.8)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Mortgage - residential	656	—	656	—
Consumer	125	273	(148)	(54.2)
Total accruing loans delinquent for 90 days or more	781	273	508	186.1

Restructured Loans Still Accruing Interest
Real estate:
Construction	776	809	(33)	(4.1)
Mortgage - residential	16,197	16,224	(27)	(0.2)
Mortgage - commercial	3,128	3,224	(96)	(3.0)
Total restructured loans still accruing interest	20,101	20,257	(156)	(0.8)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$36,826	$36,760	$66	0.2

Ratio of nonaccrual loans to total loans and leases	0.44%	0.44%		—%
Ratio of nonperforming assets to total loans and leases and OREO	0.48%	0.51%		(0.03)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.51%	0.51%		—%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	1.11%	1.14%		(0.03)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2015	$16,230
Additions	1,303
Reductions:
Payments	(754)
Return to accrual status	(133)
Sales of nonperforming assets	(702)
Charge-offs and/or valuation adjustments	—
Total reductions	(1,589)
Net increase (decrease)	(286)
Balance at March 31, 2016	$15,944

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $15.9 million at March 31, 2016, compared to $16.2 million at December 31, 2015. There were no nonperforming loans classified as held for sale at March 31, 2016 and December 31, 2015. The decrease in nonperforming assets from December 31, 2015 was attributable to $0.8 million in repayments, $0.1 million in loans restored to accrual status, and $0.7 million in sales of nonperforming assets, offset by gross additions of $1.3 million.

Net changes to nonperforming assets by category included net decreases in Hawaii residential mortgage assets of $1.3 million and Hawaii commercial mortgage assets of $0.2 million, offset by an increase in Hawaii commercial assets of $1.2 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at March 31, 2016 totaled $6.3 million and consisted of 22 Hawaii residential mortgage loans with a combined principal balance of $3.2 million, one Hawaii commercial mortgage loan of $2.1 million, and three Hawaii commercial loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $20.1 million of TDRs still accruing interest at March 31, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Allowance for Loan and Lease Losses:
Balance at beginning of period	$63,314	$74,040

Provision (credit) for loan and lease losses	(747)	(2,747)

Charge-offs:
Commercial, financial and agricultural	352	878
Real estate:
Construction	—	—
Mortgage-residential	—	14
Mortgage-commercial	—	—
Consumer	1,112	1,894
Leases	—	—
Total charge-offs	1,464	2,786

Recoveries:
Commercial, financial and agricultural	349	568
Real estate:
Construction	9	123
Mortgage-residential	37	1,488
Mortgage-commercial	13	13
Consumer	638	734
Leases	—	—
Total recoveries	1,046	2,926

Net charge-offs (recoveries)	418	(140)

Balance at end of period	$62,149	$71,433

Annualized ratio of net recoveries to average loans and leases	0.05%	(0.02)%

Our Allowance at March 31, 2016 totaled $62.1 million compared to $63.3 million at December 31, 2015. The decrease in our Allowance during the three months ended March 31, 2016, was a direct result of a credit to the Provision of $0.7 million and by $0.4 million in net loan charge-offs.

Our Allowance as a percentage of total loans and leases decreased from 1.97% at December 31, 2015 to 1.88% at March 31, 2016. Our Allowance as a percentage of nonperforming assets decreased from 390.10% at December 31, 2015 to 389.80% at March 31, 2016.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). FHLB membership stock of $10.4 million at March 31, 2016 increased by $1.8 million, or 21.08%, from the FHLB membership stock balance at December 31, 2015.

Deposits

Total deposits of $4.50 billion at March 31, 2016 reflected an increase of $63.2 million, or 1.4%, from total deposits of $4.43 billion at December 31, 2015. The increase was attributable to net increases in savings and money market deposits of $66.4 million and interest-bearing demand deposits of $25.0 million, offset by net decreases in time deposits $100,000 and greater of $18.6 million, time deposits less than $100,000 of $5.2 million, and noninterest-bearing demand deposits of $4.5 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.66 billion at March 31, 2016 and increased by $81.7 million, or 2.3%, from December 31, 2015.

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Noninterest-bearing demand deposits	$1,140,741	$1,145,244	$(4,503)	(0.4)%
Interest-bearing demand deposits	849,880	824,895	24,985	3.0
Savings and money market deposits	1,465,524	1,399,093	66,431	4.7
Time deposits less than $100,000	207,757	212,946	(5,189)	(2.4)
Core deposits	3,663,902	3,582,178	81,724	2.3

Other time deposits $100,000 and greater	187,823	186,505	1,318	0.7
Government deposits	644,877	664,756	(19,879)	(3.0)
Total deposits $100,000 and greater	832,700	851,261	(18,561)	(2.2)

Total deposits	$4,496,602	$4,433,439	$63,163	1.4

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

Common Stock

Shareholders’ equity totaled $509.4 million at March 31, 2016, compared to $494.6 million at December 31, 2015. The increase in total shareholders’ equity was attributable to other comprehensive income of $12.1 million and net income of $11.2 million in the three months ended March 31, 2016, partially offset by the repurchase of 233,722 shares of common stock, at a cost of $4.7 million, excluding fees and expenses, under our repurchase program, and cash dividends paid of $4.4 million. During the three months ended March 31, 2016, we repurchased approximately 0.7% of our common stock outstanding as of December 31, 2015.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of March 31, 2016, the bank had Statutory Retained Earnings of $65.6 million. On April 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.14 per share, a 16.7% increase from the $0.12 per share in the first quarter of 2015, on the Company’s outstanding common stock.

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

On March 26, 2015, the Company, Carlyle Financial Services Harbor, L.P. (“Carlyle”) and ACMO-CPF, L.L.C. (“Anchorage” and together with Carlyle, the Selling Shareholders), and Citigroup Global Markets, Inc. the ("Underwriter") entered into the March 2015 Underwriting Agreement pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75 million. On April 1, 2015, the transactions were consummated. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company.  The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

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

In January 2016, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the Board of Directors. As of March 31, 2016, $25.3 million remained of the total $30 million total repurchase amount authorized by the Board of Directors under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

As of March 31, 2016, on a stand-alone basis, CPF had an available cash balance of approximately $13.1 million in order to meet its ongoing obligations.

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

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in our 2015 Form 10-K “Business — Supervision and Regulation.”

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2016 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2016:
Leverage capital	$547,195	10.8%	$203,700	4.0%	$254,625	5.0%
Tier 1 risk-based capital	547,195	14.5	226,406	6.0	301,875	8.0
Total risk-based capital	594,801	15.8	301,875	8.0	377,343	10.0
CET1 risk-based capital	472,171	12.5	169,804	4.5	245,273	6.5

At December 31, 2015:
Leverage capital	$532,787	10.7%	$199,350	4.0%	$249,187	5.0%
Tier 1 risk-based capital	532,787	14.4	221,808	6.0	295,745	8.0
Total risk-based capital	579,651	15.7	295,745	8.0	369,681	10.0
CET1 risk-based capital	472,698	12.8	166,356	4.5	240,292	6.5

Central Pacific Bank
At March 31, 2016:
Leverage capital	$533,307	10.5%	$203,497	4.0%	$254,371	5.0%
Tier 1 risk-based capital	533,307	14.2	226,082	6.0	301,442	8.0
Total risk-based capital	580,715	15.4	301,442	8.0	376,803	10.0
CET1 risk-based capital	533,307	14.2	169,561	4.5	244,922	6.5

At December 31, 2015:
Leverage capital	$518,617	10.4%	$199,098	4.0%	$248,872	5.0%
Tier 1 risk-based capital	518,617	14.1	221,435	6.0	295,247	8.0
Total risk-based capital	565,231	15.3	295,247	8.0	369,058	10.0
CET1 risk-based capital	518,617	14.1	166,076	4.5	239,888	6.5

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company’s and bank’s financial position.

The bank is a member of and maintained a $1.3 billion line of credit with the FHLB as of March 31, 2016. Short-term borrowings under this arrangement totaled $106.0 million at March 31, 2016, compared to $69.0 million at December 31, 2015, respectively. There were no long-term borrowings under this arrangement at March 31, 2016 and December 31, 2015. FHLB advances outstanding at March 31, 2016 were secured by unencumbered investment securities with a fair value of $0.7 million and certain real estate loans with a carrying value of $1.7 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2016, $1.2 billion was undrawn under this arrangement.

At March 31, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $35.1 million and $40.8 million, respectively. As of March 31, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $68.8 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our contractual obligations since December 31, 2015.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2016 would not result in a fluctuation of NII that would exceed the established policy limits.
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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended March 31, 2016, 233,722 shares of common stock, at an aggregate cost of $4.7 million, excluding fees and expenses, were repurchased under this program as described in the table below. A total of $25.3 million remained available for repurchase under the program at March 31, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
January 1-31, 2016	—	$—	—	$30,000,000
February 1-29, 2016	126,639	19.83	126,639	27,488,952
March 1-31, 2016	107,083	20.91	107,083	25,250,072
Total	233,722	$20.32	233,722	$25,250,072

(1)
On January 27, 2016, our Board of Directors (the “BOD”) approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the BOD. As of March 31, 2016, $25.3 million remained of the total $30 million total repurchase amount authorized by the BOD under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: May 3, 2016	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date: May 3, 2016	/s/ David S. Morimoto
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