Form 10-Q
period 2016-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2016-08-03
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of registrant’s common stock, no par value, on July 13, 2016 was 30,988,895 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$76,482	$71,797
Interest-bearing deposits in other banks	14,184	8,397
Investment securities:
Available-for-sale, at fair value	1,260,593	1,272,255
Held-to-maturity, at amortized cost (fair value of $238,066 at June 30, 2016 and $244,136 at December 31, 2015)	234,230	247,917
Total investment securities	1,494,823	1,520,172

Loans held for sale	9,921	14,109

Loans and leases	3,403,947	3,211,532
Allowance for loan and lease losses	(60,764)	(63,314)
Net loans and leases	3,343,183	3,148,218

Premises and equipment, net	48,370	49,161
Accrued interest receivable	15,339	14,898
Investment in unconsolidated subsidiaries	7,204	6,157
Other real estate owned	1,032	1,962
Mortgage servicing rights	15,778	17,797
Core deposit premium	6,018	7,355
Bank-owned life insurance	154,678	153,967
Federal Home Loan Bank stock	15,218	8,606
Other assets	80,737	108,692
Total Assets	$5,282,967	$5,131,288

Liabilities
Deposits:
Noninterest-bearing demand	$1,152,666	$1,145,244
Interest-bearing demand	846,589	824,895
Savings and money market	1,371,163	1,399,093
Time	1,034,724	1,064,207
Total deposits	4,405,142	4,433,439

Short-term borrowings	226,000	69,000
Long-term debt	92,785	92,785
Other liabilities	41,424	41,425
Total Liabilities	4,765,351	4,636,649

Equity
Preferred stock (no par value, authorized 1,100,000 shares, issued and outstanding none at June 30, 2016 and December 31, 2015, respectively)	—	—
Common stock (no par value, authorized 185,000,000 shares, issued and outstanding 31,036,895 and 31,361,452 shares at June 30, 2016 and December 31, 2015, respectively)	538,434	548,878
Surplus	83,482	82,847
Accumulated deficit	(122,730)	(137,314)
Accumulated other comprehensive income	18,421	203
Total Shareholders' Equity	517,607	494,614
Non-controlling interest	9	25
Total Equity	517,616	494,639
Total Liabilities and Equity	$5,282,967	$5,131,288
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans and leases	$32,878	$29,572	$64,671	$58,174
Interest and dividends on investment securities:
Taxable interest	7,953	8,277	16,349	16,427
Tax-exempt interest	995	1,010	1,991	2,008
Dividends	10	8	20	17
Interest on deposits in other banks	11	11	28	22
Dividends on Federal Home Loan Bank stock	23	18	60	29
Total interest income	41,870	38,896	83,119	76,677
Interest expense:
Interest on deposits:
Demand	123	99	234	194
Savings and money market	269	225	532	448
Time	957	549	1,855	1,097
Interest on short-term borrowings	177	79	227	122
Interest on long-term debt	735	650	1,451	1,287
Total interest expense	2,261	1,602	4,299	3,148
Net interest income	39,609	37,294	78,820	73,529
Provision (credit) for loan and lease losses	(1,382)	(7,319)	(2,129)	(10,066)
Net interest income after credit for loan and lease losses	40,991	44,613	80,949	83,595
Other operating income:
Service charges on deposit accounts	1,908	1,915	3,872	3,883
Loan servicing fees	1,362	1,427	2,724	2,850
Other service charges and fees	3,028	2,781	5,795	5,886
Income from fiduciary activities	857	830	1,697	1,664
Equity in earnings of unconsolidated subsidiaries	184	229	274	325
Fees on foreign exchange	126	98	274	226
Investment securities gains (losses)	—	(1,866)	—	(1,866)
Income from bank-owned life insurance	1,232	461	1,857	1,135
Loan placement fees	133	225	179	372
Net gain on sales of residential loans	1,845	1,630	3,311	3,224
Net gain on sales of foreclosed assets	241	94	549	127
Other	776	300	1,325	1,488
Total other operating income	11,692	8,124	21,857	19,314
Other operating expense:
Salaries and employee benefits	17,850	15,176	34,787	32,341
Net occupancy	3,557	3,403	6,871	6,904
Equipment	769	933	1,580	1,842
Amortization of other intangible assets	2,423	1,559	4,601	3,664
Communication expense	919	942	1,878	1,766
Legal and professional services	1,723	1,642	3,336	3,861
Computer software expense	2,222	2,382	4,926	4,478
Advertising expense	433	449	1,067	1,084
Foreclosed asset expense	49	257	64	329
Other	4,270	5,715	7,980	10,207
Total other operating expense	34,215	32,458	67,090	66,476
Income before income taxes	18,468	20,279	35,716	36,433
Income tax expense	6,331	7,944	12,398	13,703
Net income	$12,137	$12,335	$23,318	$22,730
Per common share data:
Basic earnings per common share	$0.39	$0.39	$0.75	$0.69
Diluted earnings per common share	0.39	0.39	0.74	0.68
Cash dividends declared	0.14	0.12	0.28	0.24
Shares used in computation:
Basic shares	31,060,593	31,525,075	31,162,013	33,166,987
Diluted shares	31,262,525	31,953,022	31,359,568	33,588,233

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$12,137	$12,335	$23,318	$22,730
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	5,866	(11,370)	17,719	(4,461)
Minimum pension liability adjustment	249	256	499	516
Total other comprehensive income (loss), net of tax	6,115	(11,114)	18,218	(3,945)
Comprehensive income	$18,252	$1,221	$41,536	$18,785

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	23,318	—	—	23,318
Other comprehensive income	—	—	—	—	—	18,218	—	18,218
Cash dividends ($0.28 per share)	—	—	—	—	(8,734)	—	—	(8,734)
5,000 net shares of common stock sold by directors’ deferred compensation plan	—	—	(99)	—	—	—	—	(99)
492,922 shares of common stock repurchased and other related costs	(492,922)	—	(10,544)	—	—	—	—	(10,544)
Share-based compensation	168,365	—	199	635	—	—	—	834
Non-controlling interest	—	—	—	—	—	—	(16)	(16)
Balance at June 30, 2016	31,036,895	$—	$538,434	$83,482	$(122,730)	$18,421	$9	$517,616

Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	22,730	—	—	22,730
Other comprehensive income	—	—	—	—	—	(3,945)	—	(3,945)
Cash dividends ($0.24 per share)	—	—	—	—	(7,958)	—	—	(7,958)
8,159 net shares of common stock sold by directors’ deferred compensation plan	—	—	(154)	—	—	—	—	(154)
3,950,781 shares of common stock repurchased and other related costs	(3,950,781)	—	(89,524)	—	—	—	—	(89,524)
Share-based compensation	218,740	—	—	(343)	—	—	—	(343)
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at June 30, 2015	31,501,633	$—	$552,527	$79,373	$(142,267)	$(786)	$—	$488,847

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$23,318	$22,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,129)	(10,066)
Depreciation and amortization	2,974	2,954
Write down of other real estate, net of gain on sale	(222)	140
Amortization of other intangible assets	4,601	3,664
Net amortization of investment securities	5,801	4,584
Share-based compensation	635	(343)
Net loss on investment securities	—	1,866
Net gain on sales of residential loans	(3,311)	(3,224)
Proceeds from sales of loans held for sale	193,848	201,059
Originations of loans held for sale	(186,349)	(211,071)
Equity in earnings of unconsolidated subsidiaries	(274)	(325)
Increase in cash surrender value of bank-owned life insurance	(1,994)	(1,455)
Deferred income taxes	12,398	12,853
Net change in other assets and liabilities	1,373	4,206
Net cash provided by operating activities	50,669	27,572
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	81,894	81,536
Proceeds from sales of investment securities available for sale	—	117,496
Purchases of investment securities available for sale	(46,215)	(257,793)
Proceeds from maturities of and calls on investment securities held to maturity	13,289	12,159
Purchases of investment securities held to maturity	—	(37,043)
Net loan originations	(115,771)	(54,491)
Purchases of loan portfolios	(77,702)	(28,109)
Proceeds from sales of loans originated for investment	—	6,658
Proceeds from sale of other real estate	1,789	2,567
Proceeds from bank-owned life insurance	1,283	723
Purchases of premises and equipment	(2,183)	(1,421)
Net return of capital from unconsolidated subsidiaries	412	286
Contributions to unconsolidated subsidiaries	(5)	—
Net (purchases) proceeds from redemption of FHLB stock	(6,612)	31,803
Net cash used in investing activities	(149,821)	(125,629)
Cash flows from financing activities:
Net (decrease) increase in deposits	(28,297)	72,022
Net increase in short-term borrowings	157,000	119,000
Cash dividends paid on common stock	(8,734)	(7,958)
Repurchases of common stock and other related costs	(10,544)	(89,524)
Net proceeds from issuance of common stock and stock option exercises	199	—
Net cash provided by financing activities	109,624	93,540
Net increase (decrease) in cash and cash equivalents	10,472	(4,517)
Cash and cash equivalents at beginning of period	80,194	86,007
Cash and cash equivalents at end of period	$90,666	$81,490

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,986	$3,239
Income taxes	—	880
Cash received during the period for:
Income taxes	1,605	—
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	99	154
Net reclassification of loans to other real estate	637	5,037
Net transfer of loans to loans held for sale	—	6,648
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

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements as of June 30, 2016.

We have 50% ownership interests in four other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As of June 30, 2016, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on our consolidated financial statements.

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

3.   INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$139,626	$835	$—	$140,461
Commercial - U.S. Government-sponsored entities	94,604	3,001	—	97,605
Total	$234,230	$3,836	$—	$238,066

Available-for-Sale:
Debt securities:
States and political subdivisions	$186,202	$7,680	$(19)	$193,863
Corporate securities	106,907	3,017	—	109,924
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	738,692	12,222	(251)	750,663
Residential - Non-government agencies	58,734	2,736	—	61,470
Commercial - Non-government agencies	135,344	8,589	—	143,933
Other	660	80	—	740
Total	$1,226,539	$34,324	$(270)	$1,260,593

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$152,315	$123	$(2,915)	$149,523
Commercial - U.S. Government-sponsored entities	95,602	—	(989)	94,613
Total	$247,917	$123	$(3,904)	$244,136

Available-for-Sale:
Debt securities:
States and political subdivisions	$187,552	$3,819	$(898)	$190,473
Corporate securities	107,721	1,077	(227)	108,571
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	771,657	5,885	(5,633)	771,909
Residential - Non-government agencies	64,286	733	(987)	64,032
Commercial - Non-government agencies	135,439	2,033	(1,118)	136,354
Other	848	68	—	916
Total	$1,267,503	$13,615	$(8,863)	$1,272,255

The amortized cost and estimated fair value of investment securities at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$139,626	$140,461
Commercial - U.S. Government-sponsored entities	94,604	97,605
Total	$234,230	$238,066

Available-for-Sale:
Due in one year or less	$18,708	$18,803
Due after one year through five years	107,229	110,523
Due after five years through ten years	79,695	83,380
Due after ten years	87,477	91,081

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	738,692	750,663
Residential - Non-government agencies	58,734	61,470
Commercial - Non-government agencies	135,344	143,933
Other	660	740
Total	$1,226,539	$1,260,593

We did not sell any available-for-sale securities during the first and second quarters of 2016.

During the three months ended June 30, 2015, we sold certain available-for-sale investment securities for gross proceeds of $117.5 million. Gross realized losses on the sale of the available-for-sale investment securities were $1.9 million during the three months ended June 30, 2015. The specific identification method was used as the basis for determining the cost of all securities sold. We did not sell any available-for-sale securities during the first quarter of 2015.

Investment securities of $1.04 billion and $1.00 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 13 and 155 investment securities which were in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Debt securities:
States and political subdivisions	$3,263	$(19)	$—	$—	$3,263	$(19)
Corporate securities	5,000	—	—	—	5,000	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	21,250	(83)	69,502	(168)	90,752	(251)
Total temporarily impaired securities	$29,513	$(102)	$69,502	$(168)	$99,015	$(270)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Debt securities:
States and political subdivisions	$30,481	$(532)	$12,576	$(366)	$43,057	$(898)
Corporate securities	32,977	(227)	—	—	32,977	(227)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	507,525	(6,241)	88,271	(2,307)	595,796	(8,548)
Residential - Non-government agencies	37,975	(987)	—	—	37,975	(987)
Commercial - U.S. Government-sponsored entities	94,613	(989)	—	—	94,613	(989)
Commercial - Non-government agencies	62,555	(961)	4,644	(157)	67,199	(1,118)
Total temporarily impaired securities	$766,126	$(9,937)	$105,491	$(2,830)	$871,617	$(12,767)

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial, financial and agricultural	$503,580	$520,457
Real estate:
Construction	98,687	85,196
Mortgage - residential	1,499,156	1,433,862
Mortgage - commercial	843,601	761,566
Consumer	456,669	408,024
Leases	843	1,028
Gross loans and leases	3,402,536	3,210,133
Net deferred costs	1,411	1,399
Total loans and leases, net of deferred costs	$3,403,947	$3,211,532

During the six months ended June 30, 2016, we transferred the collateral in one portfolio loan with a carrying value of $0.6 million to other real estate owned. We did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans.

In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield of 3.38%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $29.2 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average interest rate of 7.55%.

In May 2016, we purchased a direct auto loan portfolio totaling $18.0 million which included a $0.5 million premium over the $17.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 75 months and a weighted average yield of 3.75%. During the second quarter of 2016, we also purchased unsecured consumer loans totaling $7.3 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 37 months and a weighted average interest rate of 7.57%.

During the six months ended June 30, 2015, we transferred the collateral in six portfolio loans with a carrying value of $1.6 million to other real estate owned and two portfolio loans to a single borrower with a carrying value of $6.6 million to the held-for-sale category. No portfolio loans were sold or purchased during the six months ended June 30, 2015.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on the Company’s impairment measurement method as of June 30, 2016 and December 31, 2015:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Unallocated	Total
June 30, 2016
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$39	$—	$—	$—	$39
Collectively evaluated for impairment	4,442	3,823	17,638	27,409	5,413	—	—	58,725
Subtotal	4,442	3,823	17,638	27,448	5,413	—	—	58,764
Unallocated	—	—	—	—	—	—	2,000	2,000
Total ending balance	$4,442	$3,823	$17,638	$27,448	$5,413	$—	$2,000	$60,764

Loans and leases:
Individually evaluated for impairment	$2,132	$3,876	$24,745	$8,172	$—	$—	$—	$38,925
Collectively evaluated for impairment	501,448	94,811	1,474,411	835,429	456,669	843	—	3,363,611
Subtotal	503,580	98,687	1,499,156	843,601	456,669	843	—	3,402,536
Net deferred costs (income)	487	(259)	2,619	(1,017)	(419)	—	—	1,411
Total loans and leases, net of deferred costs (income)	$504,067	$98,428	$1,501,775	$842,584	$456,250	$843	$—	$3,403,947

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Mortgage -Residential	Mortgage -Commercial	Consumer	Leases	Unallocated	Total
December 31, 2015
Allowance for loan and lease losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$51	$—	$—	$—	$51
Collectively evaluated for impairment	6,905	8,454	17,738	21,796	6,230	—	—	61,123
Subtotal	6,905	8,454	17,738	21,847	6,230	—	—	61,174
Unallocated	—	—	—	—	—	—	2,140	2,140
Total ending balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$2,140	$63,314

Loans and leases:
Individually evaluated for impairment	$1,044	$4,126	$22,716	$10,318	$—	$—	$—	$38,204
Collectively evaluated for impairment	519,413	81,070	1,411,146	751,248	408,024	1,028	—	3,171,929
Subtotal	520,457	85,196	1,433,862	761,566	408,024	1,028	—	3,210,133
Net deferred costs (income)	629	(311)	2,443	(817)	(545)	—	—	1,399
Total loans and leases, net of deferred costs (income)	$521,086	$84,885	$1,436,305	$760,749	$407,479	$1,028	$—	$3,211,532

The following tables present by class, information related to impaired loans as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
June 30, 2016
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$2,242	$2,132	$—
Real estate:
Construction	10,222	3,876	—
Mortgage - residential	26,624	24,745	—
Mortgage - commercial	7,985	7,127	—
Total impaired loans with no related allowance recorded	47,073	37,880	—

Impaired loans with an allowance recorded:
Real estate:
Mortgage - commercial	1,045	1,045	39
Total impaired loans with an allowance recorded	1,045	1,045	39
Total	$48,118	$38,925	$39

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
December 31, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,155	$1,044	$—
Real estate:
Construction	10,472	4,126	—
Mortgage - residential	24,792	22,716	—
Mortgage - commercial	10,010	9,152	—
Total impaired loans with no related allowance recorded	46,429	37,038	—

Impaired loans with an allowance recorded:
Real estate:
Mortgage - commercial	1,166	1,166	51
Total impaired loans with an allowance recorded	1,166	1,166	51
Total	$47,595	$38,204	$51

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$2,176	$10	$6,911	$5	$1,799	$10	$10,278	$10
Real estate:
Construction	3,917	34	4,518	26	3,982	70	4,608	112
Mortgage - residential	23,441	9	27,312	(7)	22,874	7	28,134	(6)
Mortgage - commercial	8,786	37	16,438	175	9,463	71	19,595	339
Total	$38,320	$90	$55,179	$199	$38,118	$158	$62,615	$455

Foreclosure Proceedings

The Company had $1.5 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2016.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
June 30, 2016
Commercial, financial & agricultural	$678	$162	$—	$2,132	$2,972	$501,095	$504,067
Real estate:
Construction	—	—	—	—	—	98,428	98,428
Mortgage - residential	448	570	135	8,670	9,823	1,491,952	1,501,775
Mortgage - commercial	—	—	—	3,073	3,073	839,511	842,584
Consumer	1,344	593	134	—	2,071	454,179	456,250
Leases	—	—	—	—	—	843	843
Total	$2,470	$1,325	$269	$13,875	$17,939	$3,386,008	$3,403,947

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2015
Commercial, financial & agricultural	$276	$140	$—	$1,044	$1,460	$519,626	$521,086
Real estate:
Construction	—	—	—	—	—	84,885	84,885
Mortgage - residential	3,834	545	—	6,130	10,509	1,425,796	1,436,305
Mortgage - commercial	54	—	—	7,094	7,148	753,601	760,749
Consumer	1,443	521	273	—	2,237	405,242	407,479
Leases	—	—	—	—	—	1,028	1,028
Total	$5,607	$1,206	$273	$14,268	$21,354	$3,190,178	$3,211,532

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2016 totaled $4.3 million and consisted of 21 Hawaii residential mortgage loans with a combined principal balance of $3.4 million and three Hawaii commercial, financial and agricultural loans with a combined principal balance of $0.9 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.5 million of TDRs still accruing interest at June 30, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three and six months ended June 30, 2016.

The following table presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2015. No loans were modified in a TDR during the three and six months ended June 30, 2016.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended June 30, 2015
Commercial, financial & agricultural	1	$535	$—

Six Months Ended June 30, 2015
Commercial, financial & agricultural	1	$535	$—
Real estate: Mortgage - commercial	1	964	—
Total	2	$1,499	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016 and 2015.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
June 30, 2016
Commercial, financial & agricultural	$498,041	$3,121	$2,418	$—	$503,580	$487	$504,067
Real estate:
Construction	89,676	8,218	793	—	98,687	(259)	98,428
Mortgage - residential	1,490,237	114	8,805	—	1,499,156	2,619	1,501,775
Mortgage - commercial	785,582	42,500	15,519	—	843,601	(1,017)	842,584
Consumer	456,498	—	95	76	456,669	(419)	456,250
Leases	843	—	—	—	843	—	843
Total	$3,320,877	$53,953	$27,630	$76	$3,402,536	$1,411	$3,403,947

December 31, 2015
Commercial, financial & agricultural	$514,971	$2,168	$3,318	$—	$520,457	$629	$521,086
Real estate:
Construction	83,601	808	787	—	85,196	(311)	84,885
Mortgage - residential	1,427,732	—	6,130		1,433,862	2,443	1,436,305
Mortgage - commercial	705,520	41,335	14,711	—	761,566	(817)	760,749
Consumer	407,778	95	151	—	408,024	(545)	407,479
Leases	1,028	—	—	—	1,028	—	1,028
Total	$3,140,630	$44,406	$25,097	$—	$3,210,133	$1,399	$3,211,532

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2016 and December 31, 2015, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2016
Beginning balance	$7,000	$4,128	$18,005	$25,173	$5,843	$—	$2,000	$62,149
Provision (credit) for loan and lease losses	(3,006)	(314)	(544)	2,261	221		—	(1,382)
	3,994	3,814	17,461	27,434	6,064	—	2,000	60,767
Charge-offs	272	—	—	—	1,135	—	—	1,407
Recoveries	720	9	177	14	484	—	—	1,404
Net charge-offs (recoveries)	(448)	(9)	(177)	(14)	651	—	—	3
Ending balance	$4,442	$3,823	$17,638	$27,448	$5,413	$—	$2,000	$60,764

Three Months Ended June 30, 2015
Beginning balance	$8,791	$14,305	$17,057	$20,161	$7,119	$—	$4,000	$71,433
Provision (credit) for loan and lease losses	(498)	(4,099)	442	(3,715)	1,050	1	(500)	(7,319)
	8,293	10,206	17,499	16,446	8,169	1	3,500	64,114
Charge-offs	4,003	—	50	—	1,214	—	—	5,267
Recoveries	3,279	464	397	3,562	375	—	—	8,077
Net charge-offs (recoveries)	724	(464)	(347)	(3,562)	839	—	—	(2,810)
Ending balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$3,500	$66,924

		Real Estate
	Commercial, Financial & Agricultural	Construction	Mortgage - Residential	Mortgage - Commercial	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Six Months Ended June 30, 2016
Beginning balance	$6,905	$8,454	$17,738	$21,847	$6,230	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	(2,908)	(4,649)	(314)	5,574	308		(140)	(2,129)
	3,997	3,805	17,424	27,421	6,538	—	2,000	61,185
Charge-offs	624	—	—	—	2,247	—	—	2,871
Recoveries	1,069	18	214	27	1,122	—	—	2,450
Net charge-offs (recoveries)	(445)	(18)	(214)	(27)	1,125	—	—	421
Ending balance	$4,442	$3,823	$17,638	$27,448	$5,413	$—	$2,000	$60,764

Six Months Ended June 30, 2015
Beginning balance	$8,954	$14,969	$17,927	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(324)	(4,886)	(1,902)	(4,436)	1,988	(6)	(500)	(10,066)
	8,630	10,083	16,025	16,433	9,302	1	3,500	63,974
Charge-offs	4,934	—	64	—	3,055	—	—	8,053
Recoveries	3,873	587	1,885	3,575	1,083	—	—	11,003
Net charge-offs (recoveries)	1,061	(587)	(1,821)	(3,575)	1,972	—	—	(2,950)
Ending balance	$7,569	$10,670	$17,846	$20,008	$7,330	$1	$3,500	$66,924

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $1.4 million and $2.1 million in the three and six months ended June 30, 2016, respectively, compared to a credit of $7.3 million and $10.1 million in the three and six months ended June 30, 2015, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $2.6 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at June 30, 2016 and December 31, 2015, respectively.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Investments in low income housing tax credit partnerships	$3,883	$2,699
Trust preferred investments	2,792	2,792
Investments in affiliates	475	612
Other	54	54
Total	$7,204	$6,157

The Company had $1.7 million in unfunded low income housing commitments as of June 30, 2016. The entire amount is expected to be paid in 2018. The Company did not have any unfunded low income housing commitments as of December 31, 2015.

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2016 and June 30, 2015:

(dollars in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost method:
Amortization expense in other operating expenses	$258	$274	$515	$562
Tax credits recognized in income tax expense	337	312	674	640

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the six months ended June 30, 2016:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$7,355	$17,797	$25,152
Additions	—	1,245	1,245
Amortization	(1,337)	(3,264)	(4,601)
Balance, end of period	$6,018	$15,778	$21,796

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.7 million and $1.2 million for the three and six months ended June 30, 2016, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2015. Amortization of mortgage servicing rights was $1.8 million and $3.3 million for the three and six months ended June 30, 2016, compared to $0.9 million and $2.3 million for the three and six months ended June 30, 2015.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Fair market value, beginning of period	$18,345	$19,975
Fair market value, end of period	16,123	19,202
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	16.5	13.8

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(38,624)	$6,018	$44,642	$(37,287)	$7,355
Mortgage servicing rights	60,246	(44,468)	15,778	59,001	(41,204)	17,797
Total	$104,888	$(83,092)	$21,796	$103,643	$(78,491)	$25,152

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2016, estimated amortization expense for the remainder of fiscal year 2016, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2016 (remainder)	$1,338	$2,272	$3,610
2017	2,674	3,816	6,490
2018	2,006	3,030	5,036
2019	—	2,484	2,484
2020	—	2,074	2,074
2021	—	1,647	1,647
Thereafter	—	455	455
	$6,018	$15,778	$21,796

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

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2016, we were not party to any cash flow hedging instruments.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2016, we were a party to interest rate lock and forward sale commitments on $11.4 million and $20.8 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
Derivatives Financial Instruments Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
(dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$138	$68	$188	$9

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(dollars in thousands)
Three Months Ended June 30, 2016
Interest rate lock and forward sale commitments	Other operating income	$(29)

Three Months Ended June 30, 2015
Interest rate lock and forward sale commitments	Other operating income	(198)

Six Months Ended June 30, 2016
Interest rate lock and forward sale commitments	Other operating income	(108)

Six Months Ended June 30, 2015
Interest rate lock and forward sale commitments	Other operating income	268

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) and maintained a $1.32 billion line of credit as of June 30, 2016, of which $1.09 billion was undrawn under this arrangement at June 30, 2016. Short-term borrowings under this arrangement totaled $226.0 million at June 30, 2016, compared to $69.0 million at December 31, 2015.  There were no long-term borrowings under this arrangement at June 30, 2016 and December 31, 2015. FHLB advances outstanding at June 30, 2016 were secured by unencumbered investment securities with a fair value of $0.3 million and certain real estate loans with a carrying value of $1.73 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $67.2 million and $40.8 million, respectively. As of June 30, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $140.7 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

To further protect our tax benefits, on January 26, 2011, our Board of Directors approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the “Protective Charter Amendment”). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. On January 29, 2014, our Board of Directors approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our shareholders approved the Protective Charter Amendment on April 25, 2014. Subsequently, our Board of Directors determined in January 2016 that it was no longer necessary to continue the Protective Charter Amendment because we had utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. As a result, our Protective Charter Amendment expired in accordance with its terms on May 2, 2016.

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2016, the bank had Statutory Retained Earnings of $66.6 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the CPF Repurchase Plan previously approved by the Company's Board of Directors. In the six months ended June 30, 2016,492,922 shares of common stock, at a cost of $10.5 million, were repurchased under the 2016 Repurchase Plan.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	463,917	$17.41
Changes during the period:
Granted	175,106	22.27
Vested	(244,908)	15.66
Forfeited	(3,418)	19.02
Non-vested restricted stock awards and units, end of period	390,697	20.68

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2016 and 2015, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$9,737	$3,871	$5,866
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	9,737	3,871	5,866

Defined benefit plans:
Amortization of net actuarial losses	366	124	242
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	375	126	249

Other comprehensive income	$10,112	$3,997	$6,115

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(20,752)	$(8,259)	$(12,493)
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized losses on investment securities	(18,886)	(7,516)	(11,370)

Defined benefit plans:
Amortization of net actuarial losses	421	170	251
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	430	174	256

Other comprehensive loss	$(18,456)	$(7,342)	$(11,114)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$29,420	$11,701	$17,719
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	29,420	11,701	17,719

Defined benefit plans:
Amortization of net actuarial losses	733	248	485
Amortization of net transition obligation	8	2	6
Amortization of prior service cost	10	2	8
Defined benefit plans, net	751	252	499

Other comprehensive income	$30,171	$11,953	$18,218

Six Months Ended June 30, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(9,276)	$(3,692)	$(5,584)
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized losses on investment securities	(7,410)	(2,949)	(4,461)

Defined benefit plans:
Amortization of net actuarial losses	841	335	506
Amortization of net transition obligation	8	4	4
Amortization of prior service cost	10	4	6
Defined benefit plans, net	859	343	516

Other comprehensive loss	$(6,551)	$(2,606)	$(3,945)

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2016
Balance at beginning of period	$21,034	$(8,728)	$12,306

Other comprehensive income before reclassifications	5,866	—	5,866
Amounts reclassified from AOCI	—	249	249
Total other comprehensive income	5,866	249	6,115

Balance at end of period	$26,900	$(8,479)	$18,421

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2015
Balance at beginning of period	$20,495	$(10,167)	$10,328

Other comprehensive loss before reclassifications	(12,493)	—	(12,493)
Amounts reclassified from AOCI	1,123	256	1,379
Total other comprehensive (loss) income	(11,370)	256	(11,114)

Balance at end of period	$9,125	$(9,911)	$(786)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	17,719	—	17,719
Amounts reclassified from AOCI	—	499	499
Total other comprehensive income	17,719	499	18,218

Balance at end of period	$26,900	$(8,479)	$18,421

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive loss before reclassifications	(5,584)	—	(5,584)
Amounts reclassified from AOCI	1,123	516	1,639
Total other comprehensive (loss) income	(4,461)	516	(3,945)

Balance at end of period	$9,125	$(9,911)	$(786)

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2016 and 2015:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2016	2015
Sale of investment securities available for sale	$—	$(1,866)	Investment securities losses
	—	743	Tax benefit
	$—	$(1,123)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial losses	$(366)	$(421)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(5)	(1)
	(375)	(430)	Total before tax
	126	174	Tax benefit
	$(249)	$(256)	Net of tax

Total reclassifications for the period	$(249)	$(1,379)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2016	2015
Sale of investment securities available for sale	$—	$(1,866)	Investment securities losses
	—	743	Tax benefit
	$—	$(1,123)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial losses	$(733)	$(841)	(1)
Net transition obligation	(8)	(8)	(1)
Prior service cost	(10)	(10)	(1)
	(751)	(859)	Total before tax
	252	343	Tax benefit
	$(499)	$(516)	Net of tax

Total reclassifications for the period	$(499)	$(1,639)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$344	$348	$687	$696
Expected return on plan assets	(439)	(472)	(878)	(944)
Amortization of net actuarial losses	354	393	708	786
Net periodic cost	$259	$269	$517	$538

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$117	$110	$233	$220
Amortization of net actuarial losses	12	28	25	55
Amortization of net transition obligation	4	4	8	8
Amortization of prior service cost	5	5	10	10
Net periodic cost	$138	$147	$276	$293

15.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$12,137	$12,335	$23,318	$22,730

Weighted average shares outstanding - basic	31,060,593	31,525,075	31,162,013	33,166,987
Dilutive effect of employee stock options and awards	201,932	427,947	197,555	421,246
Weighted average shares outstanding - diluted	31,262,525	31,953,022	31,359,568	33,588,233

Basic earnings per common share	$0.39	$0.39	$0.75	$0.69
Diluted earnings per common share	$0.39	$0.39	$0.74	$0.68

A total of 8,227 and 9,439 potentially dilutive securities have been excluded from the dilutive share calculation for the three and six months ended June 30, 2016, respectively, as their effect was anti-dilutive, compared to 12,996 for the three and six months ended June 30, 2015.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial assets
Cash and due from banks	$76,482	$76,482	$76,482	$—	$—
Interest-bearing deposits in other banks	14,184	14,184	14,184	—	—
Investment securities	1,494,823	1,498,659	740	1,484,604	13,315
Loans held for sale	9,921	9,921	—	—	9,921
Net loans and leases	3,343,183	3,334,957	—	38,925	3,296,032
Accrued interest receivable	15,339	15,339	15,339	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,152,666	1,152,666	1,152,666	—	—
Interest-bearing demand and savings deposits	2,217,752	2,217,752	2,217,752	—	—
Time deposits	1,034,724	1,035,776	—	—	1,035,776
Short-term borrowings	226,000	226,000	—	226,000	—
Long-term debt	92,785	66,110	—	66,110	—
Accrued interest payable (included in other liabilities)	1,385	1,385	1,385	—	—

Off-balance sheet financial instruments
Commitments to extend credit	797,008	1,006	—	1,006	—
Standby letters of credit and financial guarantees written	14,589	219	—	219	—
Derivatives:
Interest rate lock commitments	11,403	136	—	136	—
Forward sale commitments	20,775	(186)	—	(186)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial assets
Cash and due from banks	$71,797	$71,797	$71,797	$—	$—
Interest-bearing deposits in other banks	8,397	8,397	8,397	—	—
Investment securities	1,520,172	1,516,391	916	1,502,996	12,479
Loans held for sale	14,109	14,109	—	—	14,109
Net loans and leases	3,148,218	3,094,404	—	38,205	3,056,199
Accrued interest receivable	14,898	14,898	14,898	—	—

Financial liabilities
Deposits:
Noninterest-bearing deposits	1,145,244	1,145,244	1,145,244	—	—
Interest-bearing demand and savings deposits	2,223,988	2,223,988	2,223,988	—	—
Time deposits	1,064,207	1,064,255	—	—	1,064,255
Short-term borrowings	69,000	69,000	—	69,000	—
Long-term debt	92,785	67,421	—	67,421	—
Accrued interest payable (included in other liabilities)	1,072	1,072	1,072	—	—

Off-balance sheet financial instruments
Commitments to extend credit	801,835	1,014	—	1,014	—
Standby letters of credit and financial guarantees written	13,434	202	—	202	—
Derivatives:
Interest rate lock commitments	24,009	43	—	43	—
Forward sale commitments	9,973	15	—	15	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2016.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$193,863	$—	$180,548	$13,315
Corporate securities	109,924	—	109,924	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	750,663	—	750,663	—
Residential - Non-government agencies	61,470	—	61,470	—
Commercial - Non-government agencies	143,933	—	143,933	—
Other	740	740	—	—
Total available for sale securities	1,260,593	740	1,246,538	13,315
Derivatives - Interest rate lock and forward sale commitments	(50)	—	(50)	—
Total	$1,260,543	$740	$1,246,488	$13,315

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,473	$—	$177,994	$12,479
Corporate securities	108,571	—	108,571	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	771,909	—	771,909	—
Residential - Non-government agencies	64,032	—	64,032	—
Commercial - Non-government agencies	136,354	—	136,354	—
Other	916	916	—	—
Total available for sale securities	1,272,255	916	1,258,860	12,479
Derivatives - Interest rate lock and forward sale commitments	59	—	59	—
Total	$1,272,314	$916	$1,258,919	$12,479

For the six months ended June 30, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale States and Political Subdivisions Debt Securities
Balance at December 31, 2015	$12,479
Principal payments received	(166)
Unrealized net gain included in other comprehensive income	1,002
Balance at June 30, 2016	$13,315

Balance at December 31, 2014	$13,095
Principal payments received	(812)
Unrealized net gain included in other comprehensive income	345
Balance at June 30, 2015	$12,628

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $13.3 million and $12.6 million at June 30, 2016 and June 30, 2015, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of June 30, 2016, the weighted average discount rate utilized was 3.90%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at June 30, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans (1)	$38,886	$—	$38,886	$—
Other real estate (2)	1,032	—	1,032	—

December 31, 2015
Impaired loans (1)	$38,153	$—	$38,153	$—
Other real estate (2)	1,962	—	1,962	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2016
Net interest income	$31,985	$7,624	$—	$39,609
Inter-segment net interest income (expense)	9,435	(6,900)	(2,535)	—
Credit for loan and lease losses	1,382	—	—	1,382
Other operating income	6,493	1,397	3,802	11,692
Other operating expense	(14,904)	(439)	(18,872)	(34,215)
Administrative and overhead expense allocation	(16,709)	(194)	16,903	—
Income before taxes	17,682	1,488	(702)	18,468
Income tax (expense) benefit	(6,078)	(513)	260	(6,331)
Net income (loss)	$11,604	$975	$(442)	$12,137

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2015
Net interest income	$28,837	$8,457	$—	$37,294
Inter-segment net interest income (expense)	11,348	(8,067)	(3,281)	—
Credit for loan and lease losses	7,319	—	—	7,319
Other operating income	6,008	(1,322)	3,438	8,124
Other operating expense	(15,354)	(493)	(16,611)	(32,458)
Administrative and overhead expense allocation	(15,937)	(266)	16,203	—
Income before taxes	22,221	(1,691)	(251)	20,279
Income tax (expense) benefit	(7,776)	591	(759)	(7,944)
Net income (loss)	$14,445	$(1,100)	$(1,010)	$12,335

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2016
Net interest income	$62,936	$15,884	$—	$78,820
Inter-segment net interest income (expense)	19,993	(13,917)	(6,076)	—
Credit for loan and lease losses	2,129	—	—	2,129
Other operating income	12,027	2,142	7,688	21,857
Other operating expense	(29,647)	(827)	(36,616)	(67,090)
Administrative and overhead expense allocation	(28,141)	(390)	28,531	—
Income before taxes	39,297	2,892	(6,473)	35,716
Income tax (expense) benefit	(13,644)	(1,004)	2,250	(12,398)
Net income (loss)	$25,653	$1,888	$(4,223)	$23,318

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2015
Net interest income	$56,691	$16,838	$—	$73,529
Inter-segment net interest income (expense)	21,650	(16,765)	(4,885)	—
Credit for loan and lease losses	10,066	—	—	10,066
Other operating income	12,454	(295)	7,155	19,314
Other operating expense	(30,178)	(971)	(35,327)	(66,476)
Administrative and overhead expense allocation	(28,041)	(554)	28,595	—
Income before taxes	42,642	(1,747)	(4,462)	36,433
Income tax (expense) benefit	(14,924)	611	610	(13,703)
Net income	$27,718	$(1,136)	$(3,852)	$22,730

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At June 30, 2016:
Investment securities	$—	$1,494,823	$—	$1,494,823
Loans and leases (including loans held for sale)	3,413,868	—	—	3,413,868
Other	49,802	235,554	88,920	374,276
Total assets	$3,463,670	$1,730,377	$88,920	$5,282,967

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2015:
Investment securities	$—	$1,520,172	$—	$1,520,172
Loans and leases (including loans held for sale)	3,225,641	—	—	3,225,641
Other	74,963	226,172	84,340	385,475
Total assets	$3,300,604	$1,746,344	$84,340	$5,131,288

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At June 30, 2016, we had an Allowance of $60.8 million, compared to $63.3 million at December 31, 2015.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of June 30, 2016, this specific reserve represented $39 thousand of the total Allowance, compared to $0.1 million at December 31, 2015.

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

As economic conditions continued to improve and stabilize, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believes this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience. At June 30, 2016, the look-back period for loans secured by real estate includes 24 quarters of historical loss experience.

Application of Proxies

The Company applies external proxies for minimum loss rates in those loan categories with negligible associated loss experience during the prescribed look-back period, including criticized credits. The Company believes the use of external proxies is a prudent approach versus using a zero loss factor for those loan categories that have negligible loss experience in the look-back period.  The external proxies used are based on four select credit loss rates tracked by Moody’s Investor Service.

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

In those loan categories described in the table above, specific loss rate proxies are applied based on the equivalence of respective risk ratings between the proxy rate and the loan sub-sector. Based on the conformity of risk characterizations, B-rated proxy rates are matched to substandard loan segments (risk rating 8), Ba-rated proxy rates are matched to special mention loan segments (risk rating 7), and Aaa, Aa, A and Baa-rated proxy rates are matched to risk ratings strong quality, above average quality, average quality, and acceptable quality, respectively (risk ratings 1, 2, 3, 4, 5 and 6).

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

In deciding whether the application of proxy rates is appropriate, a historical analysis was performed between historical loss ratios and Moody’s loss rates. The analysis revealed that the two metrics demonstrated a directionally consistent loss relationship in nearly every rating group and exhibited average to strong correlation across all rating groups in almost every segment. Given the results of the correlation analysis, the Company deemed application of these proxy loss rates to be reasonable and supportable.

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

•
In the third quarter of 2015, the Company enhanced its reasonableness review of the economic/market conditions qualitative factor and, if necessary, will adjust this factor to ensure directional consistency.

2016

•	No material enhancements were made during the first and second quarters of 2016.

The sum of each sub-sector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the sub-sector’s period-ending loan balance to determine each sub-sector’s general allowance provision. The sum of the 128 sub-sector general allowance provisions represents the general allowance provision of the entire portfolio. As of June 30, 2016, this general allowance represented $58.7 million of the total Allowance, compared to $61.1 million at December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, an unallocated estimate of $2.0 million and $2.1 million, respectively, was based on the Company’s recognition of domestic (U.S. Mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on two key drivers of the Hawaii economy: tourism and Federal spending.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At June 30, 2016 and December 31, 2015, all of our loans held for sale were Hawaii residential mortgage loans.

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

As of June 30, 2016, we have a valuation allowance on our net DTA of $2.8 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our five consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $58.3 million at June 30, 2016 will be realized.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company’s reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Principal versus Agent Considerations," ASU 2016-10, "Identifying Performance Obligations and Licensing," and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for the Company's reporting period beginning January 1, 2020. We are currently evaluating the potential impact the update will have on our consolidated financial statements.

Financial Summary

Net income for the three months ended June 30, 2016 was $12.1 million, or $0.39 per diluted share, compared to $12.3 million, or $0.39 per diluted share for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $23.3 million, or $0.74 per diluted share, compared to $22.7 million, or $0.68 per diluted share for the six months ended June 30, 2015.

The following table presents annualized returns on average assets, average shareholders’ equity, average tangible equity and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average assets	0.93%	1.00%	0.90%	0.92%
Return on average shareholders’ equity	9.51	9.93	9.18	8.54
Return on average tangible equity	9.63	10.11	9.30	8.70
Basic earnings per common share	$0.39	$0.39	$0.75	$0.69
Diluted earnings per common share	0.39	0.39	0.74	0.68

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

The following table sets forth a reconciliation of our return on average tangible equity ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,137	$12,335	$23,318	$22,730
Net income - Annualized	$48,548	$49,340	46,636	45,460

Average shareholders' equity	$510,753	$496,881	508,041	532,239
Less: Average intangible assets	6,387	9,084	6,722	9,425
Average tangible equity	$504,366	$487,797	501,319	522,814

Return on average tangible equity	9.63%	10.11%	9.30%	8.70%

Material Trends

While the U.S. economy is in its 7th year of recovery following the downturn, there is continued uncertainty in the global macroeconomic environment. In the second quarter of 2016, the U.K. voted to terminate its membership in the European Union and certain U.S. employment reports were weaker than expected. These factors weighed in on the Federal Reserve's decision to hold the Federal Funds rate constant and also drove long-term market rates lower. The U.S. economic recovery continues to be weighed down by underutilization of labor forces, low level of inflation as a result of declining commodity prices, weakness in business investment and manufacturing, and increased concerns over the pace of the global economic recovery. In addition, the upcoming U.S. presidential election adds further to the uncertainty in the economic environment.

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by the real estate markets and economic environment in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

In its second quarter of 2016 report, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects Hawaii's economy, as measured by the growth of real gross domestic product, will continue at a rate of 2.3% and 2.4% for 2016 and 2017, respectively. According to the Blue Chip Economic Consensus Forecasts, these growth rates exceed the projected U.S. economic growth rates of 1.8% and 2.3% for 2016 and 2017, respectively.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 3.3% in June 30, 2016, compared to 3.6% in June 30, 2015. In addition, Hawaii’s unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 4.9%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 3.2% in 2016.

Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Last year, Hawaii’s strong visitor industry broke records for visitor arrivals and visitor spending for the fourth straight year. Although visitor arrivals are off to a strong start in 2016, visitor spending is decelerating, related in part to the strengthening of the U.S. dollar. According to the Hawaii Tourism Authority (“HTA”), 4.4 million visitors visited the state in the six months ended June 30, 2016. This was an increase of 3.3% from the number of visitor arrivals in the six months ended June 30, 2015. Total spending by visitors increased to $7.7 billion in the six months ended June 30, 2016, or an increase of $129.6 million, or 1.7%, from the six months ended June 30, 2015. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 2.2% and 2.5% in 2016, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 7.8% for single-family homes and 10.7% for condominiums for the six months ended June 30, 2016 compared to the same time period last year. The median sales price for single-family homes on Oahu for the six months ended June 30, 2016 was $727,000, representing an increase of 6.1% from $685,000 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2016 was $385,000, representing an increase of 7.4% from $358,500 in the same prior year period. We believe the Hawaii real estate market will remain stable during the remainder of 2016, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and six months ended June 30, 2016 and 2015 is set forth below.

(dollars in thousands)	Three Months Ended June 30,
	2016			2015
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$8,946	0.48%	11	$17,160	0.24%	11
Investment securities, excluding valuation allowance:
Taxable (1)	1,318,579	2.42	7,963	1,360,101	2.44	8,285
Tax-exempt (1)	173,396	3.53	1,530	176,086	3.53	1,554
Total investment securities	1,491,975	2.55	9,493	1,536,187	2.56	9,839
Loans and leases, including loans held for sale (2)	3,377,362	3.91	32,878	2,981,184	3.97	29,572
Federal Home Loan Bank stock	12,115	0.76	23	32,046	0.23	18
Total interest earning assets	4,890,398	3.48	42,405	4,566,577	3.46	39,440
Non-earning assets	357,690			381,225
Total assets	$5,248,088			$4,947,802

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$843,611	0.06%	123	$812,339	0.05%	99
Savings and money market deposits	1,435,754	0.08	269	1,257,940	0.07	225
Time deposits under $100,000	207,371	0.38	195	230,425	0.37	212
Time deposits $100,000 and over	837,619	0.37	762	846,966	0.16	337
Total interest-bearing deposits	3,324,355	0.16	1,349	3,147,670	0.11	873
Short-term borrowings	148,390	0.48	177	116,945	0.28	79
Long-term debt	92,785	3.19	735	92,785	2.81	650
Total interest-bearing liabilities	3,565,530	0.26	2,261	3,357,400	0.19	1,602
Noninterest-bearing deposits	1,134,664			1,051,088
Other liabilities	37,127			42,433
Total liabilities	4,737,321			4,450,921
Shareholders’ equity	510,753			496,881
Non-controlling interest	14			—
Total equity	510,767			496,881
Total liabilities and equity	$5,248,088			$4,947,802

Net interest income			$40,144			$37,838

Interest rate spread		3.22%			3.27%

Net interest margin		3.29%			3.32%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $40.1 million for the second quarter of 2016, representing an increase of 6.1% from $37.8 million in the second quarter of 2015. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was a 21 basis point ("bp") increase in rates paid on the average time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the second quarter of 2016 increased by 2 bp from the second quarter of 2015. Average rates paid on our interest-bearing liabilities increased by 7 bp in the second quarter of 2016 from the second quarter of 2015.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$11,468	0.48%	28	$17,601	0.25%	22
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,325,148	2.47	16,369	1,335,642	2.46	16,444
Tax-exempt investment securities (1)	173,720	3.53	3,063	176,841	3.49	3,089
Total investment securities	1,498,868	2.59	19,432	1,512,483	2.58	19,533
Loans and leases, including loans held for sale (2)	3,318,117	3.91	64,671	2,968,425	3.94	58,174
Federal Home Loan Bank stock	9,874	1.21	60	37,895	0.15	29
Total interest earning assets	4,838,327	3.49	84,191	4,536,404	3.44	77,758
Non-earning assets	360,089			382,519
Total assets	$5,198,416			$4,918,923

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$835,556	0.06%	234	$800,096	0.05%	194
Savings and money market deposits	1,431,743	0.07	532	1,253,428	0.07	448
Time deposits under $100,000	209,497	0.38	392	233,813	0.37	434
Time deposits $100,000 and over	863,151	0.34	1,463	841,629	0.16	663
Total interest-bearing deposits	3,339,947	0.16	2,621	3,128,966	0.11	1,739
Short-term borrowings	96,407	0.47	227	90,235	0.27	122
Long-term debt	92,785	3.14	1,451	92,785	2.80	1,287
Total interest-bearing liabilities	3,529,139	0.24	4,299	3,311,986	0.19	3,148
Noninterest-bearing deposits	1,123,597			1,032,268
Other liabilities	37,620			42,430
Total liabilities	4,690,356			4,386,684
Shareholders’ equity	508,041			532,239
Non-controlling interest	19			—
Total equity	508,060			532,239
Total liabilities and equity	$5,198,416			$4,918,923

Net interest income			$79,892			$74,610

Interest rate spread		3.25%			3.25%

Net interest margin		3.31%			3.30%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $79.9 million for the six months ended June 30, 2016, representing an increase of 7.1% from $74.6 million in the six months ended June 30, 2015. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was an 18 bp increase in rates paid on the average time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the six months ended June 30, 2016 increased by 5 bp from the six months ended June 30, 2015. Average rates paid on our interest-bearing liabilities also increased by 5 bp in the six months ended June 30, 2016 from the six months ended June 30, 2015.

Interest Income

Taxable-equivalent interest income was $42.4 million for the second quarter of 2016, representing an increase of 7.5% from $39.4 million in the second quarter of 2015. The increase was primarily attributable to a $396.2 million increase in average loans and leases compared to the second quarter of 2015, accounting for approximately $3.9 million of the increase in interest income during the second quarter of 2016. The increase was partially offset by a decrease in average taxable investment securities of $41.5 million, compared to the second quarter of 2015, accounting for a decrease of approximately $0.3 million in interest income during the second quarter of 2016. Average yields earned on loans and leases decreased by 6 bp compared to the second quarter of 2015, decreasing interest income by approximately $0.4 million.

Taxable-equivalent interest income was $84.2 million for the six months ended June 30, 2016, representing an increase of 8.3% from $77.8 million in the six months ended June 30, 2015. The increase was primarily attributable to a $349.7 million increase in average loans and leases compared to the six months ended June 30, 2015, accounting for approximately $6.9 million of the increase in interest income during the six months ended June 30, 2016. The increase was partially offset by a decrease in average taxable investment securities of $10.5 million, compared to the six months ended June 30, 2015, accounting for a decrease of approximately $0.1 million in interest income during the six months ended June 30, 2016. Average yields earned on loans and leases decreased by 3 bp compared to the six months ended June 30, 2015, decreasing interest income by approximately $0.4 million.

Interest Expense

Interest expense for the second quarter of 2016 was $2.3 million, representing an increase of 41.1% from the second quarter of 2015. The increase was primarily attributable to a 21 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $0.4 million.

Interest expense for the six months ended June 30, 2016 was $4.3 million, representing an increase of 36.6% from the six months ended June 30, 2015. The increase was primarily attributable a 18 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $0.8 million.

Net Interest Margin

Our net interest margin was 3.29% for the second quarter of 2016, compared to 3.32% for the second quarter of 2015. The decrease in our net interest margin reflects decreases of 6 bp and 2 bp on our average loans and leases and taxable investment securities portfolios, respectively, combined with an increase in rates paid on our average time deposits $100,000 and over of 21 bp.

Our net interest margin was 3.31% for the six months ended June 30, 2016, compared to 3.30% for the six months ended June 30, 2015. The increase in our net interest margin reflects a $349.7 million increase in our average loans and leases. This increase was partially offset by a 3 bp decrease in rates paid on our average loans and leases portfolio, combined with a $21.5 million increase in average time deposits $100,000 and over and an 18 bp increase in rates paid on the portfolio.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Fed Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook, and the range has remained unchanged through the second quarter of 2016.
We continue to expect the target Fed Funds rate to remain low throughout 2016, as longer-term inflation continues to run below the Federal Open Market Committee's 2% longer-run objective and global macroeconomic uncertainties continue from the recent decision from the U.K. to exit the European Union. We expect the yield curve to remain relatively unchanged throughout

2016, as concerns about the ability to maintain a sustained economic recovery still remain. Thus, we expect our net interest margin to remain relatively unchanged and expand modestly as interest rates increase and the economy continues to recover.

Provision for Loan and Lease Losses

Our Provision was a credit of $1.4 million during the second quarter of 2016, compared to a credit of $7.3 million in the second quarter of 2015. Our net charge-offs were $3 thousand during the second quarter of 2016, compared to net recoveries of $2.8 million in the second quarter of 2015.

Our Provision was a credit of $2.1 million during the six months ended June 30, 2016, compared to a credit of $10.1 million in the six months ended June 30, 2015. Our net charge-offs were $0.4 million during the six months ended June 30, 2016, compared to net recoveries of $3.0 million in the six months ended June 30, 2015.

The credit to the provision for loan and lease losses in the three and six months ended June 30, 2016 was primarily attributable to improving trends in credit quality. Nonperforming assets as of June 30, 2016 decreased by $17.2 million and $1.3 million from June 30, 2015 and December 31, 2015 respectively.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	$ Change	% Change
Service charges on deposit accounts	$1,908	$1,915	$(7)	-0.4%
Loan servicing fees	1,362	1,427	(65)	-4.6%
Other service charges and fees	3,028	2,781	247	8.9%
Income from fiduciary activities	857	830	27	3.3%
Equity in earnings of unconsolidated subsidiaries	184	229	(45)	-19.7%
Fees on foreign exchange	126	98	28	28.6%
Investment securities gains (losses)	—	(1,866)	1,866	-100.0%
Income from bank-owned life insurance	1,232	461	771	167.2%
Loan placement fees	133	225	(92)	-40.9%
Net gain on sales of residential loans	1,845	1,630	215	13.2%
Net gain on sales of foreclosed assets	241	94	147	156.4%
Other:
Income recovered on nonaccrual loans previously charged-off	301	209	92	44.0%
Other recoveries	249	15	234	1,560.0%
Net unrealized gains (losses) on loans-held-for-sale and interest rate lock commitments	(29)	(198)	169	-85.4%
Commissions on sale of checks	86	82	4	4.9%
Other	169	192	(23)	-12.0%
Total other operating income	$11,692	$8,124	$3,568	43.9%

For the second quarter of 2016, total other operating income of $11.7 million increased by $3.6 million, or 43.9%, from $8.1 million in the comparable prior year period. The increase from the comparable prior year period was primarily due to investment securities losses of $1.9 million recorded in the year-ago quarter, and higher income from bank-owned life insurance of $0.8 million recorded in the current quarter. The investment securities losses recorded in the year-ago quarter was primarily attributable to the sale of $119.4 million in available-for-sale securities which were sold as part of an investment portfolio repositioning designed to improve profitability. The higher income from bank-owned life insurance was primarily attributable to death benefit proceeds received during the current quarter totaling $0.5 million. In addition, we recorded higher other service charges and fees, and higher other recoveries of $0.2 million each. In the current quarter, we also recorded lower net unrealized losses on interest rate lock commitments of $0.2 million.

	Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	$ Change	% Change
Service charges on deposit accounts	$3,872	$3,883	$(11)	-0.3%
Loan servicing fees	2,724	2,850	(126)	-4.4%
Other service charges and fees	5,795	5,886	(91)	-1.5%
Income from fiduciary activities	1,697	1,664	33	2.0%
Equity in earnings of unconsolidated subsidiaries	274	325	(51)	-15.7%
Fees on foreign exchange	274	226	48	21.2%
Investment securities gains (losses)	—	(1,866)	1,866	-100.0%
Income from bank-owned life insurance	1,857	1,135	722	63.6%
Loan placement fees	179	372	(193)	-51.9%
Net gain on sales of residential loans	3,311	3,224	87	2.7%
Net gain on sales of foreclosed assets	549	127	422	332.3%
Other:
Income recovered on nonaccrual loans previously charged-off	458	428	30	7.0%
Other recoveries	270	289	(19)	-6.6%
Net unrealized gains (losses) on loans-held-for-sale and interest rate lock commitments	(108)	268	(376)	-140.3%
Commissions on sale of checks	172	160	12	7.5%
Other	533	343	190	55.4%
Total other operating income	$21,857	$19,314	$2,543	13.2%

For the six months ended June 30, 2016, total other operating income of $21.9 million increased by $2.5 million, or 13.2%, from $19.3 million in the comparable prior year period. The increase from the comparable prior year period was primarily due to investment securities losses of $1.9 million recorded in the year-ago quarter, higher income from bank-owned life insurance of $0.7 million, and higher net gains on sales of foreclosed assets of $0.4 million. These increases were partially offset by net unrealized losses on interest rate lock commitments of $0.1 million recorded in the current period, compared to net unrealized gains on interest rate lock commitments of $0.3 million recorded in the comparable prior year period.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	$ Change	% Change
Salaries and employee benefits	$17,850	$15,176	$2,674	17.6%
Net occupancy	3,557	3,403	154	4.5%
Equipment	769	933	(164)	-17.6%
Amortization of other intangible assets	2,423	1,559	864	55.4%
Communication expense	919	942	(23)	-2.4%
Legal and professional services	1,723	1,642	81	4.9%
Computer software expense	2,222	2,382	(160)	-6.7%
Advertising expense	433	449	(16)	-3.6%
Foreclosed asset expense	49	257	(208)	-80.9%
Other:
Charitable contributions	184	2,138	(1,954)	-91.4%
FDIC insurance assessment	563	701	(138)	-19.7%
Miscellaneous loan expenses	306	434	(128)	-29.5%
ATM and debit card expenses	448	180	268	148.9%
Amortization of investments in low-income housing tax credit partnerships	258	274	(16)	-5.8%
Armored car expenses	201	195	6	3.1%
Entertainment and promotions	223	266	(43)	-16.2%
Stationery and supplies	172	219	(47)	-21.5%
Directors’ fees and expenses	199	214	(15)	-7.0%
Provision (credit) for residential mortgage loan repurchase losses	(36)	(32)	(4)	12.5%
Increase (decrease) to the reserve for unfunded commitments	20	(272)	292	-107.4%
Other	1,732	1,398	334	23.9%
Total other operating expense	$34,215	$32,458	$1,757	5.4%

For the second quarter of 2016, total other operating expense was $34.2 million and increased by $1.8 million, or 5.4%, from $32.5 million in the comparable prior year period. The increase from the comparable prior year period was primarily attributable to higher salaries and employee benefits of $2.7 million and higher amortization of mortgage servicing rights of $0.9 million, partially offset by lower charitable contributions of $2.0 million. The higher salaries and employee benefits is primarily attributable to a one-time reversal in the year-ago quarter of $2.4 million related to an accrual for a former executive officer's retirement benefits which were not paid. The higher amortization of mortgage servicing rights was primarily attributable to the decline in long-term market interest rates experienced near the end of the quarter. The lower charitable contributions was primarily attributable to a $2.0 million contribution to the Central Pacific Bank Foundation in the year-ago quarter.

	Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	$ Change	% Change
Salaries and employee benefits	$34,787	$32,341	$2,446	7.6%
Net occupancy	6,871	6,904	(33)	-0.5%
Equipment	1,580	1,842	(262)	-14.2%
Amortization of other intangible assets	4,601	3,664	937	25.6%
Communication expense	1,878	1,766	112	6.3%
Legal and professional services	3,336	3,861	(525)	-13.6%
Computer software expense	4,926	4,478	448	10.0%
Advertising expense	1,067	1,084	(17)	-1.6%
Foreclosed asset expense	64	329	(265)	-80.5%
Other:
Charitable contributions	402	2,277	(1,875)	-82.3%
FDIC insurance assessment	1,202	1,399	(197)	-14.1%
Miscellaneous loan expenses	560	709	(149)	-21.0%
ATM and debit card expenses	876	766	110	14.4%
Amortization of investments in low-income housing tax credit partnerships	515	562	(47)	-8.4%
Armored car expenses	402	429	(27)	-6.3%
Entertainment and promotions	454	463	(9)	-1.9%
Stationery and supplies	439	415	24	5.8%
Directors’ fees and expenses	404	405	(1)	-0.2%
Provision (credit) for residential mortgage loan repurchase losses	(387)	127	(514)	-404.7%
Increase (decrease) to the reserve for unfunded commitments	64	(303)	367	-121.1%
Other	3,049	2,958	91	3.1%
Total other operating expense	$67,090	$66,476	$614	0.9%

For the six months ended June 30, 2016, total other operating expense was $67.1 million and increased by $0.6 million, or 0.9%, from $66.5 million in the comparable prior year period. The increase from the comparable prior year period was primarily attributable to higher salaries and employee benefits of $2.4 million, higher amortization of mortgage servicing rights of $0.9 million, and higher computer software expense of $0.4 million, partially offset by lower charitable contributions of $1.9 million, lower legal and professional services of $0.5 million, and a credit to the reserve for residential mortgage loan repurchase losses of $0.4 million in the current period, compared to an increase to the reserve of $0.1 million in the comparable prior year period.

Income Taxes

For the second quarter of 2016, the Company recorded income tax expense of $6.3 million compared to $7.9 million in the same prior year period. The effective tax rate for the second quarter of 2016 was 34.28% compared to 39.17% in the same prior year period.

For the six months ended June 30, 2016, the Company recorded income tax expense of $12.4 million compared to $13.7 million in the same prior year period. The effective tax rate for the six months ended June 30, 2016 was 34.71% compared to 37.61% in the same prior year period.

Income tax expense decreased in the three and six months ended June 30, 2016 due to a decrease in operating income. Additionally, income tax expense and the effective tax rate in the three and six months ended June 30, 2015 was impacted by $0.6 million in additional state income tax expense resulting from the reduction in deferred tax liabilities related to the redemption of Federal Home Loan Bank of Des Moines membership stock in June 2015.

The remaining valuation allowance on our net DTA totaled $2.8 million at June 30, 2016 and December 31, 2015, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company’s net DTA totaled $58.3 million at June 30, 2016 compared to a net DTA of $82.0 million as of December 31, 2015, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2016 of $5.28 billion increased by $151.7 million from $5.13 billion at December 31, 2015.

Investment Securities

Investment securities of $1.49 billion at June 30, 2016 decreased by $25.3 million, or 1.7%, from December 31, 2015. The decrease reflects principal runoff, offset by investment securities purchases totaling $46.2 million and a $9.7 million increase in the market valuation on the available-for-sale portfolio.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$360,102	$339,738	$20,364	6.0%
Real estate:
Construction	95,355	81,655	13,700	16.8
Mortgage - residential	1,501,775	1,436,305	65,470	4.6
Mortgage - commercial	716,452	642,845	73,607	11.5
Consumer	277,874	273,248	4,626	1.7
Leases	843	1,028	(185)	(18.0)
Total loans and leases	2,952,401	2,774,819	177,582	6.4
Allowance for loan and lease losses	(52,375)	(54,141)	1,766	(3.3)
Net loans and leases	$2,900,026	$2,720,678	$179,348	6.6

U.S. Mainland:
Commercial, financial and agricultural	$143,965	$181,348	$(37,383)	(20.6)
Real estate:
Construction	3,073	3,230	(157)	(4.9)
Mortgage - residential	—	—	—	—
Mortgage - commercial	126,132	117,904	8,228	7.0
Consumer	178,376	134,231	44,145	32.9
Leases	—	—	—	—
Total loans and leases	451,546	436,713	14,833	3.4
Allowance for loan and lease losses	(8,389)	(9,173)	784	(8.5)
Net loans and leases	$443,157	$427,540	$15,617	3.7

Total:
Commercial, financial and agricultural	$504,067	$521,086	$(17,019)	(3.3)
Real estate:
Construction	98,428	84,885	13,543	16.0
Mortgage - residential	1,501,775	1,436,305	65,470	4.6
Mortgage - commercial	842,584	760,749	81,835	10.8
Consumer	456,250	407,479	48,771	12.0
Leases	843	1,028	(185)	(18.0)
Total loans and leases	3,403,947	3,211,532	192,415	6.0
Allowance for loan and lease losses	(60,764)	(63,314)	2,550	(4.0)
Net loans and leases	$3,343,183	$3,148,218	$194,965	6.2

Loans and leases, net of deferred income/costs, of $3.40 billion at June 30, 2016 increased by $192.4 million, or 6.0%, from December 31, 2015. The increase was due to increases in the commercial mortgage, residential mortgage, consumer, and construction loan portfolios of $81.8 million, $65.5 million, $48.8 million, and $13.5 million, respectively, partially offset by a decrease in the commercial loan portfolio of $17.0 million. The net increase in the portfolio is partially offset by loan charge-offs totaling $2.9 million.

The Hawaii commercial mortgage and residential mortgage loan portfolios increased by $73.6 million and $65.5 million, respectively, from December 31, 2015. These increases were primarily due to an increased demand from both new and existing customers as the real estate economy in Hawaii has continued to improve.

The increase in the U.S. Mainland consumer loan portfolio was primarily due to consumer loan portfolio purchases. In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million, which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield of 3.88%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $29.2 million, which represented the outstanding balances at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average interest rate of 7.55%.

In May 2016, we purchased another direct auto loan portfolio totaling $18.0 million which included a $0.5 million premium over the $17.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 75 months and a weighted average yield of 3.75%. During the second quarter of 2016, we also purchased unsecured consumer loans totaling $7.3 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 37 months and a weighted average interest rate of 7.57%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$2,132	$1,044	$1,088	104.2%
Real estate:
Mortgage - residential	8,670	6,130	2,540	41.4
Mortgage - commercial	3,073	7,094	(4,021)	(56.7)
Total nonaccrual loans	13,875	14,268	(393)	(2.8)

Other real estate owned ("OREO"):
Real estate:
Mortgage - residential	1,032	1,962	(930)	(47.4)
Total OREO	1,032	1,962	(930)	(47.4)
Total nonperforming assets	14,907	16,230	(1,323)	(8.2)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Mortgage - residential	135	—	135	—
Consumer	134	273	(139)	(50.9)
Total accruing loans delinquent for 90 days or more	269	273	(4)	(1.5)

Restructured Loans Still Accruing Interest
Real estate:
Construction	745	809	(64)	(7.9)
Mortgage - residential	15,729	16,224	(495)	(3.1)
Mortgage - commercial	3,020	3,224	(204)	(6.3)
Total restructured loans still accruing interest	19,494	20,257	(763)	(3.8)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$34,670	$36,760	$(2,090)	(5.7)

Ratio of nonaccrual loans to total loans and leases	0.41%	0.44%		(0.03)%
Ratio of nonperforming assets to total loans and leases and OREO	0.44%	0.51%		(0.07)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.45%	0.51%		(0.06)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	1.02%	1.14%		(0.12)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2015	$16,230
Additions	5,637
Reductions:
Payments	(1,681)
Return to accrual status	(3,850)
Sales of nonperforming assets	(1,567)
Charge-offs and/or valuation adjustments	138
Total reductions	(6,960)
Net increase (decrease)	(1,323)
Balance at June 30, 2016	$14,907

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $14.9 million at June 30, 2016, compared to $16.2 million at December 31, 2015. There were no nonperforming loans classified as held for sale at June 30, 2016 and December 31, 2015. The decrease in nonperforming assets from December 31, 2015 was attributable to $1.7 million in repayments, $3.9 million in loans restored to accrual status, and $1.6 million in sales of nonperforming assets, offset by gross additions of $5.6 million.

Net changes to nonperforming assets by category included net decreases in Hawaii commercial mortgage assets of $4.0 million, offset by increases in Hawaii residential mortgage assets of $1.6 million, and Hawaii commercial assets of $1.1 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at June 30, 2016 totaled $4.3 million and consisted of 21 Hawaii residential mortgage loans with a combined principal balance of $3.4 million and three Hawaii commercial, financial and agricultural loans with a combined principal balance of $0.9 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $19.5 million of TDRs still accruing interest at June 30, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Allowance for Loan and Lease Losses:
Balance at beginning of period	$62,149	$71,433	$63,314	$74,040

Provision (credit) for loan and lease losses	(1,382)	(7,319)	(2,129)	(10,066)

Charge-offs:
Commercial, financial and agricultural	272	4,003	624	4,934
Real estate:
Construction	—	—	—	—
Mortgage-residential	—	50	—	64
Mortgage-commercial	—	—	—	—
Consumer	1,135	1,214	2,247	3,055
Leases	—	—	—	—
Total charge-offs	1,407	5,267	2,871	8,053

Recoveries:
Commercial, financial and agricultural	720	3,279	1,069	3,873
Real estate:
Construction	9	464	18	587
Mortgage-residential	177	397	214	1,885
Mortgage-commercial	14	3,562	27	3,575
Consumer	484	375	1,122	1,083
Leases	—	—	—	—
Total recoveries	1,404	8,077	2,450	11,003

Net charge-offs (recoveries)	3	(2,810)	421	(2,950)

Balance at end of period	$60,764	$66,924	$60,764	$66,924

Annualized ratio of net charge-offs (recoveries) to average loans and leases	—%	(0.38)%	0.03%	(0.20)%

Our Allowance at June 30, 2016 totaled $60.8 million compared to $63.3 million at December 31, 2015. The decrease in our Allowance during the six months ended June 30, 2016, was a direct result of a credit to the Provision of $2.1 million and by $0.4 million in net loan charge-offs.

Our Allowance as a percentage of total loans and leases decreased from 1.97% at December 31, 2015 to 1.79% at June 30, 2016. Our Allowance as a percentage of nonperforming assets increased from 390.10% at December 31, 2015 to 407.62% at June 30, 2016.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). FHLB membership stock of $15.2 million at June 30, 2016 increased by $6.6 million, or 76.83%, from the FHLB membership stock balance at December 31, 2015.

Deposits

Total deposits of $4.41 billion at June 30, 2016 reflected a decrease of $28.3 million, or 0.6%, from total deposits of $4.43 billion at December 31, 2015. The decrease was attributable to net decreases in savings and money market deposits of $27.9 million, time deposits $100,000 and greater of $19.3 million, and time deposits less than $100,000 of $10.2 million, offset by net increases in interest-bearing demand deposits of $21.7 million and noninterest-bearing demand deposits of $7.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.57 billion at June 30, 2016 and decreased by $9.0 million, or 0.3%, from December 31, 2015.

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Noninterest-bearing demand deposits	$1,152,666	$1,145,244	$7,422	0.6%
Interest-bearing demand deposits	846,589	824,895	21,694	2.6
Savings and money market deposits	1,371,163	1,399,093	(27,930)	(2.0)
Time deposits less than $100,000	202,733	212,946	(10,213)	(4.8)
Core deposits	3,573,151	3,582,178	(9,027)	(0.3)

Government deposits	645,134	664,756	(19,622)	(3.0)
Other time deposits $100,000 and greater	186,857	186,505	352	0.2
Total deposits $100,000 and greater	831,991	851,261	(19,270)	(2.3)

Total deposits	$4,405,142	$4,433,439	$(28,297)	(0.6)

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

Common Stock

Shareholders’ equity totaled $517.6 million at June 30, 2016, compared to $494.6 million at December 31, 2015. The increase in total shareholders’ equity was attributable to other comprehensive income of $18.2 million and net income of $23.3 million in the six months ended June 30, 2016, partially offset by the repurchase of 492,922 shares of common stock, at a cost of $10.5 million, under our repurchase program, and cash dividends paid of $8.7 million. During the six months ended June 30, 2016, we repurchased approximately 1.6% of our common stock outstanding as of December 31, 2015.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of June 30, 2016, the bank had Statutory Retained Earnings of $66.6 million. On July 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.16 per share, a 14.3% and a 33.3% increase from the $0.14 and $0.12 per share in the first quarter of 2016 and second quarter of 2015, respectively, on the Company’s outstanding common stock.

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

In January 2016, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the Board of Directors. As of June 30, 2016, $19.5 million remained of the total $30.0 million total repurchase amount authorized by the Board of Directors under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

As of June 30, 2016, on a stand-alone basis, CPF had an available cash balance of approximately $13.1 million in order to meet its ongoing obligations.

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

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2016 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2016:
Leverage capital	$560,674	10.8%	$207,829	4.0%	$259,786	5.0%
Tier 1 risk-based capital	560,674	14.6	230,335	6.0	307,113	8.0
Total risk-based capital	609,012	15.9	307,113	8.0	383,892	10.0
CET1 risk-based capital	481,209	12.5	172,751	4.5	249,530	6.5

At December 31, 2015:
Leverage capital	$532,787	10.7%	$199,350	4.0%	$249,187	5.0%
Tier 1 risk-based capital	532,787	14.4	221,808	6.0	295,745	8.0
Total risk-based capital	579,651	15.7	295,745	8.0	369,681	10.0
CET1 risk-based capital	472,698	12.8	166,356	4.5	240,292	6.5

Central Pacific Bank
At June 30, 2016:
Leverage capital	$529,754	10.2%	$207,161	4.0%	$258,951	5.0%
Tier 1 risk-based capital	529,754	13.8	229,985	6.0	306,647	8.0
Total risk-based capital	577,966	15.1	306,647	8.0	383,309	10.0
CET1 risk-based capital	529,754	13.8	172,489	4.5	249,151	6.5

At December 31, 2015:
Leverage capital	$518,617	10.4%	$199,098	4.0%	$248,872	5.0%
Tier 1 risk-based capital	518,617	14.1	221,435	6.0	295,247	8.0
Total risk-based capital	565,231	15.3	295,247	8.0	369,058	10.0
CET1 risk-based capital	518,617	14.1	166,076	4.5	239,888	6.5

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

The bank is a member of and maintained a $1.3 billion line of credit with the FHLB as of June 30, 2016. Short-term borrowings under this arrangement totaled $226.0 million at June 30, 2016, compared to $69.0 million at December 31, 2015, respectively. There were no long-term borrowings under this arrangement at June 30, 2016 and December 31, 2015. FHLB advances outstanding at June 30, 2016 were secured by unencumbered investment securities with a fair value of $0.7 million and certain real estate loans with a carrying value of $1.7 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2016, $1.2 billion was undrawn under this arrangement.

At June 30, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $67.2 million and $40.8 million, respectively. As of June 30, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $140.7 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2016 would not result in a fluctuation of NII that would exceed the established policy limits.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended June 30, 2016, 259,200 shares of common stock, at an aggregate cost of $5.8 million, excluding fees and expenses, were repurchased under this program as described in the table below. A total of $19.5 million remained available for repurchase under the program at June 30, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
April 1-30, 2016	126,000	$21.50	126,000	$22,541,103
May 1-31, 2016	65,800	22.83	65,800	21,039,147
June 1-30, 2016	67,400	23.49	67,400	19,455,792
Total	259,200	$22.36	259,200	$19,455,792

(1)
On January 27, 2016, our Board of Directors (the “BOD”) approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the BOD. As of June 30, 2016, $19.5 million remained of the total $30.0 million total repurchase amount authorized by the BOD under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: August 3, 2016	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date: August 3, 2016	/s/ David S. Morimoto
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