Form 10-Q
period 2016-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2016-11-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of registrant’s common stock, no par value, on November 4, 2016 was 30,830,598 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$79,647	$71,797
Interest-bearing deposits in other banks	23,727	8,397
Investment securities:
Available-for-sale, at fair value	1,262,224	1,272,255
Held-to-maturity, at amortized cost; fair value of: $230,529 at September 30, 2016 and $244,136 at December 31, 2015	226,573	247,917
Total investment securities	1,488,797	1,520,172

Loans held for sale	12,755	14,109

Loans and leases	3,439,654	3,211,532
Allowance for loan and lease losses	(59,384)	(63,314)
Net loans and leases	3,380,270	3,148,218

Premises and equipment, net	48,242	49,161
Accrued interest receivable	14,554	14,898
Investment in unconsolidated subsidiaries	7,011	6,157
Other real estate owned	791	1,962
Mortgage servicing rights	15,638	17,797
Core deposit premium	5,349	7,355
Bank-owned life insurance	155,233	153,967
Federal Home Loan Bank stock	12,173	8,606
Other assets	75,760	108,692
Total Assets	$5,319,947	$5,131,288

Liabilities
Deposits:
Noninterest-bearing demand	$1,194,557	$1,145,244
Interest-bearing demand	849,128	824,895
Savings and money market	1,379,484	1,399,093
Time	1,095,409	1,064,207
Total deposits	4,518,578	4,433,439

Short-term borrowings	150,000	69,000
Long-term debt	92,785	92,785
Other liabilities	39,092	41,425
Total Liabilities	4,800,455	4,636,649

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2016 and December 31, 2015	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 30,930,598 at September 30, 2016 and 31,361,452 at December 31, 2015	534,856	548,878
Surplus	84,207	82,847
Accumulated deficit	(116,225)	(137,314)
Accumulated other comprehensive income	16,628	203
Total Shareholders' Equity	519,466	494,614
Non-controlling interest	26	25
Total Equity	519,492	494,639
Total Liabilities and Equity	$5,319,947	$5,131,288
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans and leases	$33,384	$30,148	$98,055	$88,322
Interest and dividends on investment securities:
Taxable interest	7,296	8,260	23,645	24,687
Tax-exempt interest	995	1,008	2,986	3,016
Dividends	10	9	30	26
Interest on deposits in other banks	17	6	45	28
Dividends on Federal Home Loan Bank stock	63	11	123	40
Total interest income	41,765	39,442	124,884	116,119
Interest expense:
Interest on deposits:
Demand	126	104	360	298
Savings and money market	254	230	786	678
Time	1,044	568	2,899	1,665
Interest on short-term borrowings	160	73	387	195
Interest on long-term debt	755	662	2,206	1,949
Total interest expense	2,339	1,637	6,638	4,785
Net interest income	39,426	37,805	118,246	111,334
Provision (credit) for loan and lease losses	(743)	(3,647)	(2,872)	(13,713)
Net interest income after credit for loan and lease losses	40,169	41,452	121,118	125,047
Other operating income:
Service charges on deposit accounts	1,954	1,947	5,826	5,830
Loan servicing fees	1,357	1,407	4,081	4,257
Other service charges and fees	2,821	2,803	8,616	8,689
Income from fiduciary activities	880	854	2,577	2,518
Equity in earnings of unconsolidated subsidiaries	182	165	456	490
Fees on foreign exchange	129	126	403	352
Investment securities gains (losses)	—	—	—	(1,866)
Income from bank-owned life insurance	555	434	2,412	1,569
Loan placement fees	140	202	319	574
Net gain on sales of residential mortgage loans	2,212	1,551	5,523	4,775
Net gain on sales of foreclosed assets	57	252	606	379
Other	688	88	2,013	1,576
Total other operating income	10,975	9,829	32,832	29,143
Other operating expense:
Salaries and employee benefits	17,459	17,193	52,246	49,534
Net occupancy	3,588	3,547	10,459	10,451
Equipment	852	775	2,432	2,617
Amortization of other intangible assets	1,690	1,683	6,291	5,347
Communication expense	948	895	2,826	2,661
Legal and professional services	1,699	1,808	5,035	5,669
Computer software expense	2,217	2,286	7,143	6,764
Advertising expense	772	502	1,839	1,586
Foreclosed asset expense	72	3	136	332
Other	3,989	3,483	11,969	13,690
Total other operating expense	33,286	32,175	100,376	98,651
Income before income taxes	17,858	19,106	53,574	55,539
Income tax expense	6,392	6,900	18,790	20,603
Net income	$11,466	$12,206	$34,784	$34,936
Per common share data:
Basic earnings per common share	$0.37	$0.39	$1.12	$1.07
Diluted earnings per common share	$0.37	$0.38	$1.11	$1.06
Cash dividends declared	$0.16	$0.12	$0.44	$0.36
Shares used in computation:
Basic shares	30,943,756	31,330,964	31,088,729	32,548,479
Diluted shares	31,142,128	31,749,880	31,277,402	32,932,347

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$11,466	$12,206	$34,784	$34,936
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(2,042)	7,563	15,677	3,102
Minimum pension liability adjustment	249	259	748	775
Total other comprehensive income (loss), net of tax	(1,793)	7,822	16,425	3,877
Comprehensive income	$9,673	$20,028	$51,209	$38,813

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	34,784	—	—	34,784
Other comprehensive income	—	—	—	—	—	16,425	—	16,425
Cash dividends ($0.44 per share)	—	—	—	—	(13,695)	—	—	(13,695)
22,800 net shares of common stock sold by directors’ deferred compensation plan	—	—	(537)	—	—	—	—	(537)
636,922 shares of common stock repurchased and other related costs	(636,922)	—	(14,084)	—	—	—	—	(14,084)
Share-based compensation	206,068	—	599	1,360	—	—	—	1,959
Non-controlling interest	—	—	—	—	—	—	1	1
Balance at September 30, 2016	30,930,598	$—	$534,856	$84,207	$(116,225)	$16,628	$26	$519,492

Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	34,936	—	—	34,936
Other comprehensive income	—	—	—	—	—	3,877	—	3,877
Cash dividends ($0.36 per share)	—	—	—	—	(11,718)	—	—	(11,718)
8,159 net shares of common stock sold by directors’ deferred compensation plan	—	—	(154)	—	—	—	—	(154)
4,122,881 shares of common stock repurchased and other related costs	(4,122,881)	—	(93,533)	—	—	—	—	(93,533)
Share-based compensation	219,851	—	—	1,812	—	—	—	1,812
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at September 30, 2015	31,330,644	$—	$548,518	$81,528	$(133,821)	$7,036	$—	$503,261

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$34,784	$34,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,872)	(13,713)
Depreciation and amortization	4,493	4,406
Write down of other real estate, net of gain on sale	(251)	26
Amortization of other intangible assets	6,291	5,347
Net amortization of investment securities	9,326	7,418
Share-based compensation	1,360	1,812
Net loss on investment securities	—	1,866
Net gain on sales of residential loans	(5,523)	(4,775)
Proceeds from sales of loans held for sale	315,348	304,351
Originations of loans held for sale	(308,471)	(299,679)
Equity in earnings of unconsolidated subsidiaries	(456)	(490)
Net increase in cash surrender value of bank-owned life insurance	(2,772)	(1,889)
Deferred income taxes	18,790	19,045
Net change in other assets and liabilities	(1,035)	3,235
Net cash provided by operating activities	69,012	61,896
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	140,258	125,688
Proceeds from sales of investment securities available for sale	—	117,496
Purchases of investment securities available for sale	(112,870)	(290,019)
Proceeds from maturities of and calls on investment securities held to maturity	22,335	19,950
Purchases of investment securities held to maturity	(1,644)	(37,043)
Net loan originations	(152,906)	(122,479)
Purchases of loan portfolios	(77,702)	(52,806)
Proceeds from sales of loans originated for investment	—	6,658
Proceeds from sale of other real estate	2,850	6,687
Proceeds from bank-owned life insurance	1,506	723
Purchases of premises and equipment	(3,574)	(3,014)
Net return of capital from unconsolidated subsidiaries	528	424
Contributions to unconsolidated subsidiaries	(5)	—
Net (purchases) proceeds from redemption of FHLB stock	(3,567)	31,884
Net cash used in investing activities	(184,791)	(195,851)
Cash flows from financing activities:
Net increase in deposits	85,139	120,203
Net increase in short-term borrowings	81,000	117,000
Cash dividends paid on common stock	(13,695)	(11,718)
Repurchases of common stock and other related costs	(14,084)	(93,533)
Net proceeds from issuance of common stock and stock option exercises	599	—
Net cash provided by financing activities	138,959	131,952
Net increase (decrease) in cash and cash equivalents	23,180	(2,003)
Cash and cash equivalents at beginning of period	80,194	86,007
Cash and cash equivalents at end of period	$103,374	$84,004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,261	$4,841
Income taxes	—	1,280
Cash received during the period for:
Income taxes	1,605	—
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	537	154
Net reclassification of loans to other real estate	1,428	5,679
Net transfer of loans to loans held for sale	—	6,658
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

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements as of September 30, 2016.

We have 50% ownership interests in four other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As of September 30, 2016, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)." ASU 2016-15 provides guidance on eight statement of cash flow classification issues and is intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. ASU 2016-15 is effective for the Company's reporting period beginning January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. As ASU 2016-15 only impacts classification within the statement of cash flows, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.   INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$132,470	$890	$(2)	$133,358
Commercial - U.S. Government-sponsored entities	94,103	3,068	—	97,171
Total	$226,573	$3,958	$(2)	$230,529

Available-for-Sale:
Debt securities:
States and political subdivisions	$185,504	$6,300	$(26)	$191,778
Corporate securities	107,011	2,609	(12)	109,608
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	747,636	11,881	(314)	759,203
Residential - Non-government agencies	55,480	2,142	—	57,622
Commercial - Non-government agencies	135,296	7,933	—	143,229
Other	692	92	—	784
Total	$1,231,619	$30,957	$(352)	$1,262,224

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$152,315	$123	$(2,915)	$149,523
Commercial - U.S. Government-sponsored entities	95,602	—	(989)	94,613
Total	$247,917	$123	$(3,904)	$244,136

Available-for-Sale:
Debt securities:
States and political subdivisions	$187,552	$3,819	$(898)	$190,473
Corporate securities	107,721	1,077	(227)	108,571
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	771,657	5,885	(5,633)	771,909
Residential - Non-government agencies	64,286	733	(987)	64,032
Commercial - Non-government agencies	135,439	2,033	(1,118)	136,354
Other	848	68	—	916
Total	$1,267,503	$13,615	$(8,863)	$1,272,255

The amortized cost and estimated fair value of investment securities at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$132,470	$133,358
Commercial - U.S. Government-sponsored entities	94,103	97,171
Total	$226,573	$230,529

Available-for-Sale:
Due in one year or less	$13,648	$13,676
Due after one year through five years	124,029	127,061
Due after five years through ten years	73,338	75,987
Due after ten years	81,500	84,662

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	747,636	759,203
Residential - Non-government agencies	55,480	57,622
Commercial - Non-government agencies	135,296	143,229
Other	692	784
Total	$1,231,619	$1,262,224

We did not sell any available-for-sale securities during the nine months ended September 30, 2016.

During the second quarter of 2015, we sold certain available-for-sale investment securities for gross proceeds of $117.5 million. Gross realized losses on the sale of the available-for-sale investment securities were $1.9 million. The specific identification method was used as the basis for determining the cost of all securities sold. We did not sell any available-for-sale securities during the first and third quarters of 2015.

Investment securities of $1.10 billion and $1.00 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 21 and 155 investment securities which were in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Debt securities:
States and political subdivisions	$3,425	$(26)	$—	$—	$3,425	$(26)
Corporate securities	5,497	(12)	—	—	5,497	(12)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	101,566	(263)	4,181	(53)	105,747	(316)
Total temporarily impaired securities	$110,488	$(301)	$4,181	$(53)	$114,669	$(354)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Debt securities:
States and political subdivisions	$30,481	$(532)	$12,576	$(366)	$43,057	$(898)
Corporate securities	32,977	(227)	—	—	32,977	(227)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	507,525	(6,241)	88,271	(2,307)	595,796	(8,548)
Residential - Non-government agencies	37,975	(987)	—	—	37,975	(987)
Commercial - U.S. Government-sponsored entities	94,613	(989)	—	—	94,613	(989)
Commercial - Non-government agencies	62,555	(961)	4,644	(157)	67,199	(1,118)
Total temporarily impaired securities	$766,126	$(9,937)	$105,491	$(2,830)	$871,617	$(12,767)

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

4.   LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial, financial and agricultural	$507,573	$520,457
Real estate:
Construction	108,457	85,196
Residential mortgage	1,157,914	1,131,882
Home equity	351,258	301,980
Commercial mortgage	863,680	761,566
Consumer:
Automobiles	217,526	190,202
Other consumer	230,789	217,822
Leases	756	1,028
Gross loans and leases	3,437,953	3,210,133
Net deferred costs	1,701	1,399
Total loans and leases, net of deferred costs	$3,439,654	$3,211,532

During the nine months ended September 30, 2016, we transferred the collateral in two portfolio loans with a carrying value totaling $1.3 million to other real estate owned. We did not transfer any loans to the held-for-sale category during the nine months ended September 30, 2016. In addition, we did not sell any portfolio loans during the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2015, we transferred the collateral in seven portfolio loans with a carrying value of $2.1 million to other real estate owned. In the second quarter of 2015, we transferred two portfolio loans to a single borrower with a carrying value of $6.6 million to the held-for-sale category and subsequently sold the two loans in the second quarter of 2015 at its carrying value.

In August 2015, we purchased a participation interest in auto loans totaling $24.7 million, which included a $0.8 million premium over the $23.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 68 months and a weighted average yield of 4.28%. In June 2015, we purchased a participation interest in auto loans totaling $28.1 million, which included a $1.0 million premium over the $27.1 million outstanding balance. At the time of the purchase, the auto loans had a weighted average remaining term of 79 months and a weighted average interest rate of 4.56%.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company’s impairment measurement method as of September 30, 2016 and December 31, 2015:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
September 30, 2016
Allowance for loan and lease losses attributable to loans:
Individually evaluated for impairment	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5
Collectively evaluated for impairment	4,547	2,386	13,914	4,012	26,370	2,937	3,213	—	—	57,379
Subtotal	4,552	2,386	13,914	4,012	26,370	2,937	3,213	—	—	57,384
Unallocated	—	—	—	—	—	—	—	—	2,000	2,000
Total ending balance	$4,552	$2,386	$13,914	$4,012	$26,370	$2,937	$3,213	$—	$2,000	$59,384

Loans and leases:
Individually evaluated for impairment	$2,004	$3,046	$21,481	$573	$7,952	$—	$—	$—	$—	$35,056
Collectively evaluated for impairment	505,569	105,411	1,136,433	350,685	855,728	217,526	230,789	756	—	3,402,897
Subtotal	507,573	108,457	1,157,914	351,258	863,680	217,526	230,789	756	—	3,437,953
Net deferred costs (income)	411	(229)	2,827	(2)	(963)	—	(343)	—	—	1,701
Total loans and leases, net of deferred costs (income)	$507,984	$108,228	$1,160,741	$351,256	$862,717	$217,526	$230,446	$756	$—	$3,439,654

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
December 31, 2015
Allowance for loan and lease losses attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$51	$—	$—	$—	$—	$51
Collectively evaluated for impairment	6,905	8,454	14,642	3,096	21,796	2,891	3,339	—	—	61,123
Subtotal	6,905	8,454	14,642	3,096	21,847	2,891	3,339	—	—	61,174
Unallocated	—	—	—	—	—	—	—	—	2,140	2,140
Total ending balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	3,339	$—	$2,140	$63,314

Loans and leases:
Individually evaluated for impairment	$1,044	$4,126	$21,940	$776	$10,318	$—	$—	$—	$—	$38,204
Collectively evaluated for impairment	519,413	81,070	1,109,942	301,204	751,248	190,202	217,822	1,028	—	3,171,929
Subtotal	520,457	85,196	1,131,882	301,980	761,566	190,202	217,822	1,028	—	3,210,133
Net deferred costs (income)	629	(311)	2,443	—	(817)	—	(545)	—	—	1,399
Total loans and leases, net of deferred costs (income)	$521,086	$84,885	$1,134,325	$301,980	$760,749	$190,202	217,277	$1,028	$—	$3,211,532

The following tables present by class, information related to impaired loans as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
September 30, 2016
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$943	$832	$—
Real estate:
Construction	9,310	3,046	—
Residential mortgage	23,260	21,481	—
Home equity	573	573	—
Commercial mortgage	8,810	7,952	—
Total impaired loans with no related allowance recorded	42,896	33,884	—

Impaired loans with an allowance recorded:
Commercial, financial & agricultural	1,172	1,172	5
Total impaired loans with an allowance recorded	1,172	1,172	5
Total	$44,068	$35,056	$5

(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
December 31, 2015
Impaired loans with no related allowance recorded:
Commercial, financial & agricultural	$1,155	$1,044	$—
Real estate:
Construction	10,472	4,126	—
Residential mortgage	24,016	21,940	—
Home equity	776	776	—
Commercial mortgage	10,010	9,152	—
Total impaired loans with no related allowance recorded	46,429	37,038	—

Impaired loans with an allowance recorded:
Commercial mortgage	1,166	1,166	51
Total impaired loans with an allowance recorded	1,166	1,166	51
Total	$47,595	$38,204	$51

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$2,047	$—	$3,444	$4	$1,882	$10	$8,000	$14
Real estate:
Construction	3,101	31	4,325	40	3,688	101	4,514	152
Residential mortgage	22,299	201	24,946	78	22,272	195	26,695	64
Home equity	659	5	520	9	630	18	550	17
Commercial mortgage	8,091	51	8,464	15	9,006	122	15,884	354
Total	$36,197	$288	$41,699	$146	$37,478	$446	$55,643	$601

Foreclosure Proceedings

The Company had $0.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2016.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
September 30, 2016
Commercial, financial & agricultural	$486	$115	$—	$2,005	$2,606	$505,378	$507,984
Real estate:
Construction	—	—	—	—	—	108,228	108,228
Residential mortgage	—	578	200	5,424	6,202	1,154,539	1,160,741
Home equity	33	1,182	—	479	1,694	349,562	351,256
Commercial mortgage	972	—	—	2,967	3,939	858,778	862,717
Consumer:
Automobiles	696	273	131	—	1,100	216,426	217,526
Other consumer	491	324	106	—	921	229,525	230,446
Leases	—	—	—	—	—	756	756
Total	$2,678	$2,472	$437	$10,875	$16,462	$3,423,192	$3,439,654

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2015
Commercial, financial & agricultural	$276	$140	$—	$1,044	$1,460	$519,626	$521,086
Real estate:
Construction	—	—	—	—	—	84,885	84,885
Residential mortgage	3,134	325	—	5,464	8,923	1,125,402	1,134,325
Home equity	700	220	—	666	1,586	300,394	301,980
Commercial mortgage	54	—	—	7,094	7,148	753,601	760,749
Consumer:
Automobiles	912	168	151	—	1,231	188,971	190,202
Other consumer	531	353	122	—	1,006	216,271	217,277
Leases	—	—	—	—	—	1,028	1,028
Total	$5,607	$1,206	$273	$14,268	$21,354	$3,190,178	$3,211,532

Modifications

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2016 totaled $3.8 million and consisted of 20 Hawaii residential mortgage loans with a combined principal balance of $3.0 million and three Hawaii commercial, financial and agricultural loans with a combined principal balance of $0.8 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $17.8 million of TDRs still accruing interest at September 30, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company’s allowance for loan and lease losses (the “Allowance”) methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the “Provision”) and the Allowance during the three and nine months ended September 30, 2016.

The following table presents by class, information related to loans modified in a TDR during the periods presented. No loans were modified in a TDR during the three months ended September 30, 2015.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended September 30, 2016
Real estate: Residential mortgage	3	289	—

Nine Months Ended September 30, 2016
Real estate: Residential mortgage	3	289	—

Nine Months Ended September 30, 2015
Commercial, financial & agricultural	1	$512	$—
Real estate: Commercial mortgage	1	957	—
Total	2	$1,469	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016 and 2015.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company’s loans and leases as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2016
Commercial, financial & agricultural	$501,119	$3,765	$2,689	$—	$507,573	$411	$507,984
Real estate:
Construction	98,740	9,670	47	—	108,457	(229)	108,228
Residential mortgage	1,152,179	111	5,624	—	1,157,914	2,827	1,160,741
Home equity	348,079	2,700	479	—	351,258	(2)	351,256
Commercial mortgage	827,005	20,569	16,106	—	863,680	(963)	862,717
Consumer:
Automobiles	217,289	—	131	106	217,526	—	217,526
Other consumer	230,707	—	82	—	230,789	(343)	230,446
Leases	756	—	—	—	756	—	756
Total	$3,375,874	$36,815	$25,158	$106	$3,437,953	$1,701	$3,439,654

December 31, 2015
Commercial, financial & agricultural	$514,971	$2,168	$3,318	$—	$520,457	$629	$521,086
Real estate:
Construction	83,601	808	787	—	85,196	(311)	84,885
Residential mortgage	1,126,418	—	5,464	—	1,131,882	2,443	1,134,325
Home equity	301,314	—	666	—	301,980	—	301,980
Commercial mortgage	705,520	41,335	14,711	—	761,566	(817)	760,749
Consumer:
Automobiles	190,051	—	151	—	190,202	—	190,202
Other consumer	217,727	95	—	—	217,822	(545)	217,277
Leases	1,028	—	—	—	1,028	—	1,028
Total	$3,140,630	$44,406	$25,097	$—	$3,210,133	$1,399	$3,211,532

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2016 and December 31, 2015, we did not have any loans that we considered to be subprime.

5.   ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
Three Months Ended September 30, 2016
Beginning balance	$4,442	$3,823	$14,192	$3,446	$27,448	$2,573	$2,840	$—	$2,000	$60,764
Provision (credit) for loan and lease losses	20	(1,528)	(451)	562	(1,206)	658	1,202	—	—	(743)
	4,462	2,295	13,741	4,008	26,242	3,231	4,042	—	2,000	60,021
Charge-offs	465	—	—	—	—	409	940	—	—	1,814
Recoveries	555	91	173	4	128	115	111	—	—	1,177
Net charge-offs (recoveries)	(90)	(91)	(173)	(4)	(128)	294	829	—	—	637
Ending balance	$4,552	$2,386	$13,914	$4,012	$26,370	$2,937	$3,213	$—	$2,000	$59,384

Three Months Ended September 30, 2015
Beginning balance	$7,569	$10,670	$14,932	$2,914	$20,008	$3,410	$3,920	$1	$3,500	$66,924
Provision (credit) for loan and lease losses	(293)	(2,702)	(144)	121	(1,573)	424	548	(28)	—	(3,647)
	7,276	7,968	14,788	3,035	18,435	3,834	4,468	(27)	3,500	63,277
Charge-offs	170	—	—	46	—	299	575	—	—	1,090
Recoveries	504	283	191	5	3,130	209	108	27	—	4,457
Net charge-offs (recoveries)	(334)	(283)	(191)	41	(3,130)	90	467	(27)	—	(3,367)
Ending balance	$7,610	$8,251	$14,979	$2,994	$21,565	$3,744	$4,001	$—	$3,500	$66,644

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	(2,888)	(6,177)	(1,119)	916	4,368	2,294	(126)	—	(140)	(2,872)
	4,017	2,277	13,523	4,012	26,215	5,185	3,213	—	2,000	60,442
Charge-offs	1,089	—	—	—	—	3,596	—	—	—	4,685
Recoveries	1,624	109	391	—	155	1,348	—	—	—	3,627
Net charge-offs (recoveries)	(535)	(109)	(391)	—	(155)	2,248	—	—	—	1,058
Ending balance	$4,552	$2,386	$13,914	$4,012	$26,370	$2,937	$3,213	$—	$2,000	$59,384

Nine Months Ended September 30, 2015
Beginning balance	$8,954	$14,969	$15,031	$2,896	$20,869	$3,373	$3,941	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(617)	(7,588)	(1,082)	(843)	(6,009)	652	2,308	(34)	(500)	(13,713)
	8,337	7,381	13,949	2,053	14,860	4,025	6,249	(27)	3,500	60,327
Charge-offs	5,104	—	—	110	—	1,046	2,883	—	—	9,143
Recoveries	4,377	870	1,030	1,051	6,705	765	635	27	—	15,460
Net charge-offs (recoveries)	727	(870)	(1,030)	(941)	(6,705)	281	2,248	(27)	—	(6,317)
Ending balance	$7,610	$8,251	$14,979	$2,994	$21,565	$3,744	$4,001	$—	$3,500	$66,644

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.7 million and a credit of $2.9 million in the three and nine months ended September 30, 2016, respectively, compared to a credit of $3.6 million and a credit of $13.7 million in the three and nine months ended September 30, 2015, respectively.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $2.1 million and $2.7 million at September 30, 2016 and December 31, 2015, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.2 million and $0.2 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income (“AOCI”) at September 30, 2016 and December 31, 2015, respectively.

7.   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company’s investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Investments in low income housing tax credit partnerships	$3,625	$2,699
Trust preferred investments	2,792	2,792
Investments in affiliates	540	612
Other	54	54
Total	$7,011	$6,157

The Company had $1.7 million in unfunded low income housing commitments as of September 30, 2016. The entire amount is expected to be paid in 2018. The Company did not have any unfunded low income housing commitments as of December 31, 2015.

Investments in low income housing tax credit (“LIHTC”) partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2016 and September 30, 2015:

(dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cost method:
Amortization expense recognized in other operating expense	$259	$258	$774	$820
Tax credits recognized in income tax expense	292	293	877	933

8.   OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the nine months ended September 30, 2016:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$7,355	$17,797	$25,152
Additions	—	2,126	2,126
Amortization	(2,006)	(4,285)	(6,291)
Balance, end of period	$5,349	$15,638	$20,987

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.9 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2015. Amortization of mortgage servicing rights was $1.0 million and $4.3 million for the three and nine months ended September 30, 2016, compared to $1.0 million and $3.3 million for the three and nine months ended September 30, 2015.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Fair market value, beginning of period	$18,345	$19,975
Fair market value, end of period	16,025	18,495
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	16.7	14.3

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(39,293)	$5,349	$44,642	$(37,287)	$7,355
Mortgage servicing rights	61,127	(45,489)	15,638	59,001	(41,204)	17,797
Total	$105,769	$(84,782)	$20,987	$103,643	$(78,491)	$25,152

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2016, estimated amortization expense for the remainder of fiscal year 2016, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2016 (remainder)	$669	$917	$1,586
2017	2,674	3,210	5,884
2018	2,006	2,510	4,516
2019	—	2,055	2,055
2020	—	1,688	1,688
2021	—	1,427	1,427
Thereafter	—	3,831	3,831
	$5,349	$15,638	$20,987

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

9.   DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2016, we were not party to any cash flow hedging instruments.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2016, we were a party to interest rate lock and forward sale commitments on $20.4 million and $32.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
Derivatives Financial Instruments Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
(dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$127	$68	$164	$9

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(dollars in thousands)
Three Months Ended September 30, 2016
Interest rate lock and forward sale commitments	Other operating income	$13

Three Months Ended September 30, 2015
Interest rate lock and forward sale commitments	Other operating income	(646)

Nine Months Ended September 30, 2016
Interest rate lock and forward sale commitments	Other operating income	(95)

Nine Months Ended September 30, 2015
Interest rate lock and forward sale commitments	Other operating income	(378)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) and maintained a $1.39 billion line of credit as of September 30, 2016, of which $1.24 billion was undrawn under this arrangement at September 30, 2016. Short-term borrowings under this arrangement totaled $150.0 million at September 30, 2016, compared to $69.0 million at December 31, 2015.  There were no long-term borrowings under this arrangement at September 30, 2016 and December 31, 2015. FHLB advances outstanding at September 30, 2016 were secured by unencumbered investment securities with a fair value of $0.3 million and certain real estate loans with a carrying value of $1.81 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.4 million and $40.8 million, respectively. As of September 30, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $129.5 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2016, the bank had Statutory Retained Earnings of $78.8 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the CPF Repurchase Plan previously approved by the Company's Board of Directors. In the nine months ended September 30, 2016, 636,922 shares of common stock, at a cost of $14.1 million, were repurchased under the 2016 Repurchase Plan.

12.   SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	463,917	$17.41
Changes during the period:
Granted	281,842	23.34
Vested	(252,729)	15.81
Forfeited	(9,101)	21.41
Non-vested restricted stock awards and units, end of period	483,929	21.63

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2016 and 2015, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2016
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(3,390)	$(1,348)	$(2,042)
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized losses on investment securities	(3,390)	(1,348)	(2,042)

Defined benefit plans:
Amortization of net actuarial loss	366	123	243
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	374	125	249

Other comprehensive loss	$(3,016)	$(1,223)	$(1,793)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2015
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$12,561	$4,998	$7,563
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	12,561	4,998	7,563

Defined benefit plans:
Amortization of net actuarial loss	419	165	254
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	428	169	259

Other comprehensive income	$12,989	$5,167	$7,822

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$26,030	$10,353	$15,677
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	26,030	10,353	15,677

Defined benefit plans:
Amortization of net actuarial loss	1,099	371	728
Amortization of net transition obligation	12	3	9
Amortization of prior service cost	14	3	11
Defined benefit plans, net	1,125	377	748

Other comprehensive income	$27,155	$10,730	$16,425

Nine Months Ended September 30, 2015
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$3,285	$1,306	$1,979
Less: Reclassification adjustment for losses realized in net income	1,866	743	1,123
Net unrealized gains on investment securities	5,151	2,049	3,102

Defined benefit plans:
Amortization of net actuarial loss	1,260	499	761
Amortization of net transition obligation	12	7	5
Amortization of prior service cost	15	6	9
Defined benefit plans, net	1,287	512	775

Other comprehensive income	$6,438	$2,561	$3,877

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended September 30, 2016
Balance at beginning of period	$26,900	$(8,479)	$18,421

Other comprehensive loss before reclassifications	(2,042)	—	(2,042)
Amounts reclassified from AOCI	—	249	249
Total other comprehensive income (loss)	(2,042)	249	(1,793)

Balance at end of period	$24,858	$(8,230)	$16,628

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended September 30, 2015
Balance at beginning of period	$9,125	$(9,911)	$(786)

Other comprehensive income before reclassifications	7,563	—	7,563
Amounts reclassified from AOCI	—	259	259
Total other comprehensive income	7,563	259	7,822

Balance at end of period	$16,688	$(9,652)	$7,036

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	15,677	—	15,677
Amounts reclassified from AOCI	—	748	748
Total other comprehensive income	15,677	748	16,425

Balance at end of period	$24,858	$(8,230)	$16,628

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive income before reclassifications	1,979	—	1,979
Amounts reclassified from AOCI	1,123	775	1,898
Total other comprehensive income	3,102	775	3,877

Balance at end of period	$16,688	$(9,652)	$7,036

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2016 and 2015:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2016	2015
Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(366)	$(419)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(4)	(5)	(1)
	(374)	(428)	Total before tax
	125	169	Tax benefit
Total reclassifications for the period	$(249)	$(259)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2016	2015
Sale of investment securities available for sale	$—	$(1,866)	Investment securities losses
	—	743	Tax benefit
	$—	$(1,123)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(1,099)	$(1,260)	(1)
Net transition obligation	(12)	(12)	(1)
Prior service cost	(14)	(15)	(1)
	(1,125)	(1,287)	Total before tax
	377	512	Tax benefit
	$(748)	$(775)	Net of tax

Total reclassifications for the period	$(748)	$(1,898)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

14.   PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the “Pension Plan”) which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$343	$349	$1,030	$1,045
Expected return on plan assets	(438)	(471)	(1,316)	(1,415)
Amortization of net actuarial loss	353	392	1,061	1,178
Net periodic cost	$258	$270	$775	$808

Our bank also established Supplemental Executive Retirement Plans (“SERPs”), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008. The following table sets forth the components of net periodic benefit cost for the SERPs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$117	$110	$350	$330
Amortization of net actuarial loss	13	27	38	82
Amortization of net transition obligation	4	4	12	12
Amortization of prior service cost	4	5	14	15
Net periodic cost	$138	$146	$414	$439

15.   EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$11,466	$12,206	$34,784	$34,936

Weighted average shares outstanding - basic	30,943,756	31,330,964	31,088,729	32,548,479
Dilutive effect of employee stock options and awards	198,372	418,916	188,673	383,868
Weighted average shares outstanding - diluted	31,142,128	31,749,880	31,277,402	32,932,347

Basic earnings per common share	$0.37	$0.39	$1.12	$1.07
Diluted earnings per common share	$0.37	$0.38	$1.11	$1.06

A total of 8,902 and 9,381 potentially dilutive securities have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2016, respectively, as their effect was anti-dilutive, compared to 12,532 for the three and nine months ended September 30, 2015.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial assets
Cash and due from banks	$79,647	$79,647	$79,647	$—	$—
Interest-bearing deposits in other banks	23,727	23,727	23,727	—	—
Investment securities	1,488,797	1,492,753	784	1,478,936	13,033
Loans held for sale	12,755	12,755	—	12,755	—
Net loans and leases	3,380,270	3,373,145	—	35,056	3,338,089
Federal Home Loan Bank stock	12,173	12,173	12,173	—	—
Accrued interest receivable	14,554	14,554	14,554	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,194,557	1,194,557	1,194,557	—	—
Interest-bearing demand and savings and money market	2,228,612	2,228,612	2,228,612	—	—
Time	1,095,409	1,096,107	—	—	1,096,107
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	92,785	66,210	—	66,210	—
Accrued interest payable (included in other liabilities)	1,449	1,449	1,449	—	—

Off-balance sheet financial instruments
Commitments to extend credit	846,660	1,095	—	1,095	—
Standby letters of credit and financial guarantees written	15,644	235	—	235	—
Derivatives:
Interest rate lock commitments	20,414	90	—	90	—
Forward sale commitments	32,399	(127)	—	(127)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial assets
Cash and due from banks	$71,797	$71,797	$71,797	$—	$—
Interest-bearing deposits in other banks	8,397	8,397	8,397	—	—
Investment securities	1,520,172	1,516,391	916	1,502,996	12,479
Loans held for sale	14,109	14,109	—	14,109	—
Net loans and leases	3,148,218	3,094,404	—	38,205	3,056,199
Federal Home Loan Bank stock	8,606	8,606	8,606	—	—
Accrued interest receivable	14,898	14,898	14,898	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,145,244	1,145,244	1,145,244	—	—
Interest-bearing demand and savings and money market	2,223,988	2,223,988	2,223,988	—	—
Time	1,064,207	1,064,255	—	—	1,064,255
Short-term borrowings	69,000	69,000	—	69,000	—
Long-term debt	92,785	67,421	—	67,421	—
Accrued interest payable (included in other liabilities)	1,072	1,072	1,072	—	—

Off-balance sheet financial instruments
Commitments to extend credit	801,835	1,014	—	1,014	—
Standby letters of credit and financial guarantees written	13,434	202	—	202	—
Derivatives:
Interest rate lock commitments	24,009	43	—	43	—
Forward sale commitments	9,973	15	—	15	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2016.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$191,778	$—	$178,745	$13,033
Corporate securities	109,608	—	109,608	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	759,203	—	759,203	—
Residential - Non-government agencies	57,622	—	57,622	—
Commercial - Non-government agencies	143,229	—	143,229	—
Other	784	784	—	—
Total available for sale securities	1,262,224	784	1,248,407	13,033
Derivatives - Interest rate lock and forward sale commitments	(37)	—	(37)	—
Total	$1,262,187	$784	$1,248,370	$13,033

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,473	$—	$177,994	$12,479
Corporate securities	108,571	—	108,571	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	771,909	—	771,909	—
Residential - Non-government agencies	64,032	—	64,032	—
Commercial - Non-government agencies	136,354	—	136,354	—
Other	916	916	—	—
Total available for sale securities	1,272,255	916	1,258,860	12,479
Derivatives - Interest rate lock and forward sale commitments	59	—	59	—
Total	$1,272,314	$916	$1,258,919	$12,479

For the nine months ended September 30, 2016 and 2015, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2015	$12,479
Principal payments received	(268)
Unrealized net gain included in other comprehensive income	822
Balance at September 30, 2016	$13,033

Balance at December 31, 2014	$13,095
Principal payments received	(897)
Unrealized net gain included in other comprehensive income	554
Balance at September 30, 2015	$12,752

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $13.0 million and $12.8 million at September 30, 2016 and September 30, 2015, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of September 30, 2016, the weighted average discount rate utilized was 3.89%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at September 30, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans (1)	$35,051	$—	$35,051	$—
Other real estate (2)	791	—	791	—

December 31, 2015
Impaired loans (1)	$38,153	$—	$38,153	$—
Other real estate (2)	1,962	—	1,962	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2016
Net interest income	$32,583	$6,843	$—	$39,426
Inter-segment net interest income (expense)	8,588	(6,398)	(2,190)	—
Credit for loan and lease losses	743	—	—	743
Other operating income	6,833	652	3,490	10,975
Other operating expense	(15,875)	(410)	(17,001)	(33,286)
Administrative and overhead expense allocation	(14,873)	(253)	15,126	—
Income before taxes	17,999	434	(575)	17,858
Income tax (expense) benefit	(6,452)	(162)	222	(6,392)
Net income (loss)	$11,547	$272	$(353)	$11,466

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2015
Net interest income	$29,424	$8,381	$—	$37,805
Inter-segment net interest income (expense)	11,176	(7,477)	(3,699)	—
Credit for loan and lease losses	3,647	—	—	3,647
Other operating income	5,438	734	3,657	9,829
Other operating expense	(14,291)	(436)	(17,448)	(32,175)
Administrative and overhead expense allocation	(15,798)	(245)	16,043	—
Income before taxes	19,596	957	(1,447)	19,106
Income tax (expense) benefit	(6,859)	(335)	294	(6,900)
Net income (loss)	$12,737	$622	$(1,153)	$12,206

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2016
Net interest income	$95,519	$22,727	$—	$118,246
Inter-segment net interest income (expense)	28,581	(20,315)	(8,266)	—
Credit for loan and lease losses	2,872	—	—	2,872
Other operating income	18,860	2,794	11,178	32,832
Other operating expense	(45,522)	(1,237)	(53,617)	(100,376)
Administrative and overhead expense allocation	(43,014)	(643)	43,657	—
Income before taxes	57,296	3,326	(7,048)	53,574
Income tax (expense) benefit	(20,095)	(1,167)	2,472	(18,790)
Net income (loss)	$37,201	$2,159	$(4,576)	$34,784

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2015
Net interest income	$86,115	$25,219	$—	$111,334
Inter-segment net interest income (expense)	32,826	(24,242)	(8,584)	—
Credit for loan and lease losses	13,713	—	—	13,713
Other operating income	17,892	439	10,812	29,143
Other operating expense	(44,469)	(1,407)	(52,775)	(98,651)
Administrative and overhead expense allocation	(43,839)	(799)	44,638	—
Income before taxes	62,238	(790)	(5,909)	55,539
Income tax (expense) benefit	(21,783)	276	904	(20,603)
Net income	$40,455	$(514)	$(5,005)	$34,936

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At September 30, 2016:
Investment securities	$—	$1,488,797	$—	$1,488,797
Loans and leases (including loans held for sale)	3,452,409	—	—	3,452,409
Other	43,760	251,999	82,982	378,741
Total assets	$3,496,169	$1,740,796	$82,982	$5,319,947

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2015:
Investment securities	$—	$1,520,172	$—	$1,520,172
Loans and leases (including loans held for sale)	3,225,641	—	—	3,225,641
Other	74,963	226,172	84,340	385,475
Total assets	$3,300,604	$1,746,344	$84,340	$5,131,288

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

Central Pacific Bank is a full-service community bank with 35 branches and 102 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is management’s estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs. At September 30, 2016, we had an Allowance of $59.4 million, compared to $63.3 million at December 31, 2015.

The Company’s approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and an unallocated reserve. These three methods are explained below:

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under ASC 310-10; Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. As of September 30, 2016, this specific reserve represented $5 thousand of the total Allowance, compared to $0.1 million at December 31, 2015.

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

As economic conditions continued to improve and stabilize, the Company experienced improving credit quality trends that contributed to consistent reductions to the Allowance. Given the diminishing loss rates, in the first quarter of 2014 the Company extended the look-back period for loans secured by real estate from 8 quarters to 17 quarters, with the intention of extending the look-back period each quarter thereafter to a total of 24 quarters or six years to incorporate broader loss experience through a more complete economic cycle. The Company believes this would also reduce the Company’s reliance on proxy loss rates by capturing more of the Company’s own historical loss experience in the extended look-back period. The Company also believes the longer look-back period is appropriate in light of the Company’s limited loss experience throughout the recent economic recovery and stabilization. Additionally, as economic conditions have stabilized, the Company believes the lower loss rate volatility has diminished the need for shorter loss analysis periods that are more responsive to shifts in loss experience. The enhanced methodology does not incorporate data before 2010 due to the anomalous loss activity during that time period that may cause pre-2010 internal loss data to be an inappropriate representation of the current inherent risk in the Company’s loan portfolio. In our revised approach, the losses during the six year look-back period are weighted to place more emphasis on recent loss experience. At September 30, 2016, the look-back period for loans secured by real estate includes 24 quarters of historical loss experience.

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

2016

•	No material enhancements were made during the nine months ended September 30, 2016.

The sum of each sub-sector’s historical loss rate plus a region-specific economic/market qualitative adjustment and category-specific other qualitative adjustment, as discussed in the above “Application of Proxies” section, is then multiplied by the sub-sector’s period-ending loan balance to determine each sub-sector’s general allowance provision. The sum of the 128 sub-sector general allowance provisions represents the general allowance provision of the entire portfolio. As of September 30, 2016, this general allowance represented $57.4 million of the total Allowance, compared to $61.1 million at December 31, 2015.

We continually monitor for updated and refined information sources which will enable us to enhance the quality of our Allowance methodology from time to time. In the fourth quarter of 2016, the Bank intends to enhance and augment its methodology and processes for calculating the Allowance for Loan and Lease Losses while continuing to appropriately reserve for losses inherent in our portfolio. The changes include conversion of existing estimation methods to new methods which incorporate additional detailed supporting analysis and reduce the administrative burden.

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

As of September 30, 2016 and December 31, 2015, an unallocated estimate of $2.0 million and $2.1 million, respectively, was based on the Company’s recognition of domestic (U.S. Mainland) and international events that pose heightened volatility in the isolated Hawaii market. Examples of such stressors are acts of terrorism, pandemic events, energy price volatility and Federal budget changes. Any of these in isolation or combination could have significant effects on two key drivers of the Hawaii economy: tourism and Federal spending.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At September 30, 2016 and December 31, 2015, all of our loans held for sale were Hawaii residential mortgage loans.

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

As of September 30, 2016, we have a valuation allowance on our net DTA of $2.8 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our five consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $52.9 million at September 30, 2016 will be realized.

The Company establishes income tax contingency reserves for potential tax liabilities related to uncertain tax positions that arise in the normal course of business. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

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

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation" ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. ASU 2016-09 is effective for the Company's reporting period beginning January 1, 2017. The adoption of ASU 2016-09 could result in increased volatility to our reported income tax expense related to excess tax benefits and tax deficiencies for share-based payments. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements, however, the actual amounts recognized in income tax expense will be dependent on the amount of share-based payments and our stock price at the time of vesting or exercise.

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

Financial Summary

Net income for the three months ended September 30, 2016 was $11.5 million, or $0.37 per diluted share, compared to $12.2 million, or $0.38 per diluted share for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $34.8 million, or $1.11 per diluted share, compared to $34.9 million, or $1.06 per diluted share for the nine months ended September 30, 2015.

The following table presents annualized returns on average assets and average shareholders’ equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average assets	0.87%	0.98%	0.89%	0.94%
Return on average shareholders’ equity	8.81	9.91	9.05	8.98
Basic earnings per common share	$0.37	$0.39	$1.12	$1.07
Diluted earnings per common share	0.37	0.38	1.11	1.06

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

In its third quarter of 2016 report, the Hawaii Department of Business Economic Development & Tourism (“DBEDT”) projects Hawaii's economy, as measured by the growth of real gross domestic product, will grow steadily at a rate of 1.9% for 2016 and 2017. According to the Blue Chip Economic Consensus Forecasts, the growth rate is projected to exceed the forecasted U.S. economic growth rate of 1.5% in 2016, however, for 2017, the Hawaii economic growth rate of 1.9% is projected to be lower than the U.S. economic growth rate of 2.2%.

The Department of Labor and Industrial Relations reported that Hawaii’s seasonally adjusted annual unemployment rate improved to 3.3% in September 30, 2016, compared to 3.4% in September 30, 2015. In addition, Hawaii’s unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 5.0%. DBEDT projects Hawaii’s seasonally adjusted annual unemployment rate to be at 3.2% in 2016.

Tourism continues to be Hawaii’s center of strength and its most significant economic driver. Last year, Hawaii’s strong visitor industry broke records for visitor arrivals and visitor spending for the fourth straight year, and through the nine months ended September 30, 2016, is on pace for its fifth straight record-breaking year. According to the Hawaii Tourism Authority (“HTA”), 6.7 million visitors visited the state in the nine months ended September 30, 2016. This was an increase of 2.6% from the number of visitor arrivals in the nine months ended September 30, 2015. Total spending by visitors increased to $11.6 billion in the nine months ended September 30, 2016, or an increase of $409.6 million, or 3.7%, from the nine months ended September 30, 2015. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 1.9% and 3.2% in 2016, respectively.

Historically, real estate lending has been a primary focus for us, including construction, residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii’s real estate market. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 4.8% for single-family homes and 9.0% for condominiums for the nine months ended September 30, 2016 compared to the same time period last year. The median sales price for single-family homes on Oahu for the nine months ended September 30, 2016 was $732,000, representing an increase of 5.2% from $696,000 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2016 was $386,000, representing an increase of 8.7% from $355,000 in the same prior year period. We believe the Hawaii real estate market will remain stable during the remainder of 2016, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as “net interest margin.” Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis (“net interest income”) for the three and nine months ended September 30, 2016 and 2015 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2016			2015			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$14,140	0.49%	17	$10,277	0.23%	6	$3,863	0.26%	11
Investment securities, excluding valuation allowance:
Taxable (1)	1,288,569	2.27	7,306	1,345,120	2.46	8,269	(56,551)	(0.19)	(963)
Tax-exempt (1)	172,743	3.54	1,531	175,340	3.54	1,551	(2,597)	—	(20)
Total investment securities	1,461,312	2.42	8,837	1,520,460	2.58	9,820	(59,148)	(0.16)	(983)
Loans and leases, including loans held for sale (2)	3,415,505	3.90	33,384	3,070,384	3.91	30,148	345,121	(0.01)	3,236
Federal Home Loan Bank stock	11,194	2.25	63	10,113	0.42	11	1,081	1.83	52
Total interest earning assets	4,902,151	3.44	42,301	4,611,234	3.46	39,985	290,917	(0.02)	2,316
Noninterest-earning assets	364,437			362,920			1,517
Total assets	$5,266,588			$4,974,154			$292,434

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$851,775	0.06%	126	$803,682	0.05%	104	$48,093	0.01%	22
Savings and money market deposits	1,367,459	0.07	254	1,277,480	0.07	230	89,979	—	24
Time deposits under $100,000	202,719	0.37	190	223,550	0.36	203	(20,831)	0.01	(13)
Time deposits $100,000 and over	892,188	0.38	854	842,362	0.17	365	49,826	0.21	489
Total interest-bearing deposits	3,314,141	0.17	1,424	3,147,074	0.11	902	167,067	0.06	522
Short-term borrowings	125,408	0.50	160	106,625	0.27	73	18,783	0.23	87
Long-term debt	92,785	3.24	755	92,785	2.83	662	—	0.41	93
Total interest-bearing liabilities	3,532,334	0.26	2,339	3,346,484	0.19	1,637	185,850	0.07	702
Noninterest-bearing deposits	1,171,923			1,094,969			76,954
Other liabilities	41,558			40,018			1,540
Total liabilities	4,745,815			4,481,471			264,344
Shareholders’ equity	520,757			492,683			28,074
Non-controlling interest	16			—			16
Total equity	520,773			492,683			28,090
Total liabilities and equity	$5,266,588			$4,974,154			$292,434

Net interest income			$39,962			$38,348			$1,614

Interest rate spread		3.18%			3.27%			(0.09)%

Net interest margin		3.25%			3.31%			(0.06)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $40.0 million for the third quarter of 2016, representing an increase of 4.2% from $38.3 million in the third quarter of 2015. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was a 21 basis point ("bp") increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the third quarter of 2016 decreased by 2 bp from the third quarter of 2015. Average rates paid on our interest-bearing liabilities increased by 7 bp in the third quarter of 2016 from the third quarter of 2015.

	Nine Months Ended September 30,
	2016			2015			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$12,365	0.48%	45	$15,133	0.24%	28	$(2,768)	0.24%	17
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,312,866	2.40	23,675	1,338,836	2.46	24,713	(25,970)	(0.06)	(1,038)
Tax-exempt investment securities (1)	173,392	3.53	4,593	176,335	3.51	4,640	(2,943)	0.02	(47)
Total investment securities	1,486,258	2.54	28,268	1,515,171	2.58	29,353	(28,913)	(0.04)	(1,085)
Loans and leases, including loans held for sale (2)	3,350,817	3.91	98,055	3,002,785	3.93	88,322	348,032	(0.02)	9,733
Federal Home Loan Bank stock	10,317	1.59	123	28,532	0.19	40	(18,215)	1.40	83
Total interest earning assets	4,859,757	3.47	126,491	4,561,621	3.45	117,743	298,136	0.02	8,748
Noninterest-earning assets	361,549			375,914			(14,365)
Total assets	$5,221,306			$4,937,535			$283,771

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$841,002	0.06%	360	$801,304	0.05%	298	$39,698	0.01%	62
Savings and money market deposits	1,410,159	0.07	786	1,261,534	0.07	678	148,625	—	108
Time deposits under $100,000	207,222	0.38	582	230,354	0.37	637	(23,132)	0.01	(55)
Time deposits $100,000 and over	872,900	0.35	2,317	841,876	0.16	1,028	31,024	0.19	1,289
Total interest-bearing deposits	3,331,283	0.16	4,045	3,135,068	0.11	2,641	196,215	0.05	1,404
Short-term borrowings	106,144	0.49	387	95,759	0.27	195	10,385	0.22	192
Long-term debt	92,785	3.18	2,206	92,785	2.81	1,949	—	0.37	257
Total interest-bearing liabilities	3,530,212	0.25	6,638	3,323,612	0.19	4,785	206,600	0.06	1,853
Noninterest-bearing deposits	1,139,823			1,053,398			86,425
Other liabilities	38,942			41,616			(2,674)
Total liabilities	4,708,977			4,418,626			290,351
Shareholders’ equity	512,311			518,909			(6,598)
Non-controlling interest	18			—			18
Total equity	512,329			518,909			(6,580)
Total liabilities and equity	$5,221,306			$4,937,535			$283,771

Net interest income			$119,853			$112,958			$6,895

Interest rate spread		3.22%			3.26%			(0.04)%

Net interest margin		3.29%			3.31%			(0.02)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $119.9 million for the nine months ended September 30, 2016, representing an increase of 6.1% from $113.0 million in the nine months ended September 30, 2015. The increase was primarily attributable to a significant increase in average loans and leases balances as we continue to redeploy excess liquidity into higher yielding assets. Offsetting this increase was a 19 bp increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the nine months ended September 30, 2016 increased by 2 bp from the nine months ended September 30, 2015. Average rates paid on our interest-bearing liabilities increased by 6 bp in the nine months ended September 30, 2016 from the nine months ended September 30, 2015.

Interest Income

Taxable-equivalent interest income was $42.3 million for the third quarter of 2016, representing an increase of 5.8% from $40.0 million in the third quarter of 2015. The increase was primarily attributable to a $345.1 million increase in average loans and leases compared to the third quarter of 2015, accounting for approximately $3.4 million of the increase in interest income during the third quarter of 2016. The increase was partially offset by a decrease in average taxable investment securities of $56.6 million, compared to the third quarter of 2015, accounting for a decrease of approximately $0.3 million in interest income during the third quarter of 2016. Average yields earned on loans and leases and investment securities decreased by 1 bp and 16 bp, respectively, compared to the third quarter of 2015, decreasing interest income by approximately $0.1 million and $0.6 million, respectively.

Taxable-equivalent interest income was $126.5 million for the nine months ended September 30, 2016, representing an increase of 7.4% from $117.7 million in the nine months ended September 30, 2015. The increase was primarily attributable to a $348.0 million increase in average loans and leases compared to the nine months ended September 30, 2015, accounting for approximately $10.3 million of the increase in interest income during the nine months ended September 30, 2016. The increase was partially offset by a decrease in average taxable investment securities of $26.0 million, compared to the nine months ended September 30, 2015, accounting for a decrease of approximately $0.5 million in interest income during the nine months ended September 30, 2016. Average yields earned on investment securities and loans and leases decreased by 4 bp and 2 bp, respectively, compared to the nine months ended September 30, 2015, decreasing interest income by approximately $0.6 million and $0.5 million, respectively.

Interest Expense

Interest expense for the third quarter of 2016 was $2.3 million, representing an increase of 42.9% from the third quarter of 2015. The increase was primarily attributable to a 21 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $0.4 million.

Interest expense for the nine months ended September 30, 2016 was $6.6 million, representing an increase of 38.7% from the nine months ended September 30, 2015. The increase was primarily attributable to a 19 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.2 million.

Net Interest Margin

Our net interest margin was 3.25% for the third quarter of 2016, compared to 3.31% for the third quarter of 2015. The decrease in our net interest margin reflects decreases of 1 bp and 16 bp on our average loans and leases and investment securities portfolios, respectively, combined with an increase in rates paid on our average time deposits $100,000 and over of 21 bp.

Our net interest margin was 3.29% for the nine months ended September 30, 2016, compared to 3.31% for the nine months ended September 30, 2015. The decrease in our net interest margin reflects a $348.0 million increase in our average loans and leases. This increase was partially offset by a 2 bp decrease in rates paid on our average loans and leases portfolio, combined with a $31.0 million increase in average balance and a 19 bp increase in rates paid on time deposits $100,000 and over.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds rate of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Fed Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook, and the range has remained unchanged through the third quarter of 2016.
We continue to expect the target Fed Funds rate to remain low through the remainder of 2016, as longer-term inflation continues to run below the Federal Open Market Committee's 2% longer-run objective and global macroeconomic uncertainties continue from the recent decision from the U.K. to exit the European Union. We expect the yield curve to remain relatively unchanged through the remainder of 2016, as concerns about the ability to maintain a sustained economic recovery still remain. Thus, we expect our net interest margin to remain relatively unchanged.

Provision for Loan and Lease Losses

Our Provision was a credit of $0.7 million during the third quarter of 2016, compared to a credit of $3.6 million in the third quarter of 2015. Our net charge-offs were $0.6 million during the third quarter of 2016, compared to net recoveries of $3.4 million in the third quarter of 2015.

Our Provision was a credit of $2.9 million during the nine months ended September 30, 2016, compared to a credit of $13.7 million in the nine months ended September 30, 2015. Our net charge-offs were $1.1 million during the nine months ended September 30, 2016, compared to net recoveries of $6.3 million in the nine months ended September 30, 2015.

The credit to the provision for loan and lease losses in the three and nine months ended September 30, 2016 was primarily attributable to improving trends in credit quality. Nonperforming assets as of September 30, 2016 decreased by $4.6 million from December 31, 2015.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	$ Change	% Change
Service charges on deposit accounts	$1,954	$1,947	$7	0.4%
Loan servicing fees	1,357	1,407	(50)	-3.6%
Other service charges and fees	2,821	2,803	18	0.6%
Income from fiduciary activities	880	854	26	3.0%
Equity in earnings of unconsolidated subsidiaries	182	165	17	10.3%
Fees on foreign exchange	129	126	3	2.4%
Income from bank-owned life insurance	555	434	121	27.9%
Loan placement fees	140	202	(62)	-30.7%
Net gain on sales of residential mortgage loans	2,212	1,551	661	42.6%
Net gain on sales of foreclosed assets	57	252	(195)	-77.4%
Other:
Income recovered on nonaccrual loans previously charged-off	423	262	161	61.5%
Other recoveries	24	244	(220)	-90.2%
Net unrealized gains (losses) on loans-held-for-sale and interest rate lock commitments	13	(646)	659	-102.0%
Commissions on sale of checks	84	86	(2)	-2.3%
Other	144	142	2	1.4%
Total other operating income	$10,975	$9,829	$1,146	11.7%

For the third quarter of 2016, total other operating income of $11.0 million increased by $1.1 million, or 11.7%, from $9.8 million in the year-ago quarter. The increase from the comparable prior year period was primarily due to higher net gains on sales of residential mortgage loans of $0.7 million. In addition, we recorded net unrealized losses on loans-held-for-sale and interest rate lock commitments of $0.6 million in the year-ago quarter, compared to net unrealized gains on loans-held-for-sale and interest rate lock commitments of $13 thousand recorded in the current quarter. These increases were partially offset by lower other recoveries and lower net gains on sales of foreclosed assets of $0.2 million each compared to the year-ago quarter.

	Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	$ Change	% Change
Service charges on deposit accounts	$5,826	$5,830	$(4)	-0.1%
Loan servicing fees	4,081	4,257	(176)	-4.1%
Other service charges and fees	8,616	8,689	(73)	-0.8%
Income from fiduciary activities	2,577	2,518	59	2.3%
Equity in earnings of unconsolidated subsidiaries	456	490	(34)	-6.9%
Fees on foreign exchange	403	352	51	14.5%
Investment securities gains (losses)	—	(1,866)	1,866	-100.0%
Income from bank-owned life insurance	2,412	1,569	843	53.7%
Loan placement fees	319	574	(255)	-44.4%
Net gain on sales of residential mortgage loans	5,523	4,775	748	15.7%
Net gain on sales of foreclosed assets	606	379	227	59.9%
Other:
Income recovered on nonaccrual loans previously charged-off	881	690	191	27.7%
Other recoveries	294	533	(239)	-44.8%
Net unrealized gains (losses) on loans-held-for-sale and interest rate lock commitments	(95)	(378)	283	-74.9%
Commissions on sale of checks	256	246	10	4.1%
Other	677	485	192	39.6%
Total other operating income	$32,832	$29,143	$3,689	12.7%

For the nine months ended September 30, 2016, total other operating income of $32.8 million increased by $3.7 million, or 12.7%, from $29.1 million in the comparable prior year period. The increase from the comparable prior year period was primarily due to investment securities losses of $1.9 million recorded in the comparable prior year period, higher income from bank-owned life insurance of $0.8 million, and higher net gains on sales of residential mortgage loans of $0.7 million. The investment securities losses recorded in the comparable prior year period was primarily attributable to the sale of $119.4 million in available-for-sale securities which were sold as part of an investment portfolio repositioning designed to improve profitability. The higher income from bank-owned life insurance was primarily attributable to death benefit proceeds received in the second quarter of 2016 totaling $0.5 million.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	$ Change	% Change
Salaries and employee benefits	$17,459	$17,193	$266	1.5%
Net occupancy	3,588	3,547	41	1.2%
Equipment	852	775	77	9.9%
Amortization of other intangible assets	1,690	1,683	7	0.4%
Communication expense	948	895	53	5.9%
Legal and professional services	1,699	1,808	(109)	-6.0%
Computer software expense	2,217	2,286	(69)	-3.0%
Advertising expense	772	502	270	53.8%
Foreclosed asset expense	72	3	69	2,300.0%
Other:
Charitable contributions	156	179	(23)	-12.8%
FDIC insurance assessment	430	685	(255)	-37.2%
Miscellaneous loan expenses	358	314	44	14.0%
ATM and debit card expenses	451	365	86	23.6%
Amortization of investments in low-income housing tax credit partnerships	259	258	1	0.4%
Armored car expenses	258	213	45	21.1%
Entertainment and promotions	198	191	7	3.7%
Stationery and supplies	242	381	(139)	-36.5%
Directors’ fees and expenses	215	156	59	37.8%
Provision (credit) for residential mortgage loan repurchase losses	—	(883)	883	-100.0%
Increase (decrease) to the reserve for unfunded commitments	37	255	(218)	-85.5%
Other	1,385	1,369	16	1.2%
Total other operating expense	$33,286	$32,175	$1,111	3.5%

For the third quarter of 2016, total other operating expense was $33.3 million and increased by $1.1 million, or 3.5%, from $32.2 million in the year-ago quarter. The increase from the year-ago quarter was primarily attributable to a credit to the provision for residential mortgage loan repurchase losses of $0.9 million recorded in the year-ago quarter. In addition, we recorded higher advertising expense and higher salaries and employee benefits of $0.3 million each. These increases were partially offset by a lower FDIC insurance assessment of $0.3 million and a lower increase to the reserve for unfunded commitments of $0.2 million compared to the year-ago quarter.

	Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	$ Change	% Change
Salaries and employee benefits	$52,246	$49,534	$2,712	5.5%
Net occupancy	10,459	10,451	8	0.1%
Equipment	2,432	2,617	(185)	-7.1%
Amortization of other intangible assets	6,291	5,347	944	17.7%
Communication expense	2,826	2,661	165	6.2%
Legal and professional services	5,035	5,669	(634)	-11.2%
Computer software expense	7,143	6,764	379	5.6%
Advertising expense	1,839	1,586	253	16.0%
Foreclosed asset expense	136	332	(196)	-59.0%
Other:
Charitable contributions	558	2,456	(1,898)	-77.3%
FDIC insurance assessment	1,632	2,084	(452)	-21.7%
Miscellaneous loan expenses	918	1,023	(105)	-10.3%
ATM and debit card expenses	1,327	1,131	196	17.3%
Amortization of investments in low-income housing tax credit partnerships	774	820	(46)	-5.6%
Armored car expenses	660	642	18	2.8%
Entertainment and promotions	652	654	(2)	-0.3%
Stationery and supplies	681	796	(115)	-14.4%
Directors’ fees and expenses	619	561	58	10.3%
Provision (credit) for residential mortgage loan repurchase losses	(387)	(756)	369	-48.8%
Increase (decrease) to the reserve for unfunded commitments	101	(48)	149	-310.4%
Other	4,434	4,327	107	2.5%
Total other operating expense	$100,376	$98,651	$1,725	1.7%

For the nine months ended September 30, 2016, total other operating expense was $100.4 million and increased by $1.7 million, or 1.7%, from $98.7 million in the comparable prior year period. The increase from the comparable prior year period was primarily attributable to higher salaries and employee benefits of $2.7 million, higher amortization of mortgage servicing rights of $0.9 million, higher computer software expense of $0.4 million, and a lower credit to the provision for residential mortgage loan repurchase losses of $0.4 million, partially offset by lower charitable contributions of $1.9 million, lower legal and professional services of $0.6 million, and a lower FDIC insurance assessment of $0.5 million. The higher salaries and employee benefits is primarily attributable to a one-time reversal in the comparable prior year period of $2.4 million related to an accrual for a former executive officer's retirement benefits which were not paid. The higher amortization of mortgage servicing rights was primarily attributable to the decline in long-term market interest rates. The lower charitable contributions was primarily attributable to a $2.0 million contribution to the Central Pacific Bank Foundation in the comparable prior year period.

Income Taxes

For the third quarter of 2016, the Company recorded income tax expense of $6.4 million compared to $6.9 million in the same prior year period. The effective tax rate for the third quarter of 2016 was 35.79% compared to 36.11% in the same prior year period.

For the nine months ended September 30, 2016, the Company recorded income tax expense of $18.8 million compared to $20.6 million in the same prior year period. The effective tax rate for the nine months ended September 30, 2016 was 35.07% compared to 37.10% in the same prior year period.

Income tax expense decreased in the three and nine months ended September 30, 2016 due to a decrease in operating income. Income tax expense and the effective tax rate in the nine months ended September 30, 2016 was also impacted by $0.5 million in death benefit proceeds from bank-owned life insurance received in the second quarter of 2016, which is tax-exempt. Additionally, income tax expense and the effective tax rate in the three and nine months ended September 30, 2015 was impacted by $0.6 million in additional state income tax expense resulting from the reduction in deferred tax liabilities related to the redemption of Federal Home Loan Bank of Des Moines membership stock in June 2015.

The remaining valuation allowance on our net DTA totaled $2.8 million at September 30, 2016 and December 31, 2015, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company’s net DTA totaled $52.9 million at September 30, 2016 compared to a net DTA of $82.0 million as of December 31, 2015, and is included in other assets on our consolidated balance sheets. The decrease in net DTA is primarily due to utilization of net operating loss carryforwards to offset taxable income and income tax credit carryforwards.

Financial Condition

Total assets at September 30, 2016 of $5.32 billion increased by $188.7 million from $5.13 billion at December 31, 2015.

Investment Securities

Investment securities of $1.49 billion at September 30, 2016 decreased by $31.4 million, or 2.1%, from December 31, 2015. The decrease reflects principal runoff and a $3.4 million decrease in the market valuation on the available-for-sale portfolio, offset by investment securities purchases totaling $112.9 million.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$367,527	$339,738	$27,789	8.2%
Real estate:
Construction	105,234	81,655	23,579	28.9
Residential mortgage	1,160,741	1,134,325	26,416	2.3
Home equity	351,256	301,980	49,276	16.3
Commercial mortgage	742,584	642,845	99,739	15.5
Consumer:
Automobiles	125,556	110,285	15,271	13.8
Other consumer	163,703	162,963	740	0.5
Leases	756	1,028	(272)	(26.5)
Total loans and leases	3,017,357	2,774,819	242,538	8.7
Allowance for loan and lease losses	(50,948)	(54,141)	3,193	(5.9)
Net loans and leases	$2,966,409	$2,720,678	$245,731	9.0

U.S. Mainland:
Commercial, financial and agricultural	$140,457	$181,348	$(40,891)	(22.5)
Real estate:
Construction	2,994	3,230	(236)	(7.3)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	120,133	117,904	2,229	1.9
Consumer:
Automobiles	91,970	79,917	12,053	15.1
Other consumer	66,743	54,314	12,429	22.9
Leases	—	—	—	—
Total loans and leases	422,297	436,713	(14,416)	(3.3)
Allowance for loan and lease losses	(8,436)	(9,173)	737	(8.0)
Net loans and leases	$413,861	$427,540	$(13,679)	(3.2)

Total:
Commercial, financial and agricultural	$507,984	$521,086	$(13,102)	(2.5)
Real estate:
Construction	108,228	84,885	23,343	27.5
Residential mortgage	1,160,741	1,134,325	26,416	2.3
Home equity	351,256	301,980	49,276	16.3
Commercial mortgage	862,717	760,749	101,968	13.4
Consumer:
Automobiles	217,526	190,202	27,324	14.4
Other consumer	230,446	217,277	13,169	6.1
Leases	756	1,028	(272)	(26.5)
Total loans and leases	3,439,654	3,211,532	228,122	7.1
Allowance for loan and lease losses	(59,384)	(63,314)	3,930	(6.2)
Net loans and leases	$3,380,270	$3,148,218	$232,052	7.4

Loans and leases, net of deferred income/costs, of $3.44 billion at September 30, 2016 increased by $228.1 million, or 7.1%, from December 31, 2015. The increase reflects net increases in the following loan portfolios: commercial mortgage of $102.0 million, home equity of $49.3 million, automobiles of $27.3 million, residential mortgage of $26.4 million, construction of $23.3 million, and other consumer of $13.2 million. These increases were offset by a net decrease in the commercial, financial and agricultural loan portfolio of $13.1 million. The net increase in the loan portfolio also reflects loan charge-offs totaling $4.7 million during the nine months ended September 30, 2016.

The Hawaii loan portfolio increased by $242.5 million, or 8.7%, from December 31, 2015. The increase reflects net increases in the following loan portfolios: commercial mortgage of $99.7 million, home equity of $49.3 million, commercial, financial and agricultural of $27.8 million, residential mortgage of $26.4 million, construction of $23.6 million, and automobiles of $15.3 million. These increases in the real estate portfolios were primarily due to an increased demand from both new and existing customers as the real estate economy in Hawaii has continued to improve.

The U.S. Mainland loan portfolio decreased by $14.4 million, or 3.3% from December 31, 2015. The net decrease was primarily attributable to runoff of the commercial, financial, and agricultural loan portfolio, partially offset by net increases in the consumer loan portfolios. The net increases in the consumer loan portfolios were primarily due to consumer loan portfolio purchases.

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

We did not purchase any loans in the third quarter of 2016.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$2,005	$1,044	$961	92.0%
Real estate:
Residential mortgage	5,424	5,464	(40)	(0.7)
Home equity	479	666	(187)	(28.1)
Commercial mortgage	2,967	7,094	(4,127)	(58.2)
Total nonaccrual loans	10,875	14,268	(3,393)	(23.8)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	791	1,962	(1,171)	(59.7)
Total OREO	791	1,962	(1,171)	(59.7)
Total nonperforming assets	11,666	16,230	(4,564)	(28.1)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	200	—	200	—
Consumer:
Automobiles	131	151	(20)	(13.2)
Other consumer	106	122	(16)	(13.1)
Total accruing loans delinquent for 90 days or more	437	273	164	60.1

Restructured Loans Still Accruing Interest
Real estate:
Construction	51	809	(758)	(93.7)
Residential mortgage	15,818	16,224	(406)	(2.5)
Commercial mortgage	1,979	3,224	(1,245)	(38.6)
Total restructured loans still accruing interest	17,848	20,257	(2,409)	(11.9)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$29,951	$36,760	$(6,809)	(18.5)

Ratio of nonaccrual loans to total loans and leases	0.32%	0.44%		(0.12)%
Ratio of nonperforming assets to total loans and leases and OREO	0.34%	0.51%		(0.17)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.35%	0.51%		(0.16)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.87%	1.14%		(0.27)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2015	$16,230
Additions	6,287
Reductions:
Payments	(3,990)
Return to accrual status	(4,428)
Sales of nonperforming assets	(2,599)
Charge-offs and/or valuation adjustments	166
Total reductions	(10,851)
Net increase (decrease)	(4,564)
Balance at September 30, 2016	$11,666

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $11.7 million at September 30, 2016, compared to $16.2 million at December 31, 2015. There were no nonperforming loans classified as held for sale at September 30, 2016 and December 31, 2015. The decrease in nonperforming assets from December 31, 2015 was attributable to $4.0 million in repayments, $4.4 million in loans restored to accrual status, and $2.6 million in sales of nonperforming assets, offset by gross additions of $6.3 million.

Net changes to nonperforming assets by category included net decreases in Hawaii commercial mortgage assets of $4.1 million and Hawaii residential mortgage assets of $1.4 million, offset by a net increase in Hawaii commercial assets of $1.0 million.

Troubled debt restructurings (“TDRs”) included in nonperforming assets at September 30, 2016 totaled $3.8 million and consisted of 20 Hawaii residential mortgage loans with a combined principal balance of $3.0 million and three Hawaii commercial, financial and agricultural loans with a combined principal balance of $0.8 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers’ financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $17.8 million of TDRs still accruing interest at September 30, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Allowance for Loan and Lease Losses:
Balance at beginning of period	$60,764	$66,924	$63,314	$74,040

Provision (credit) for loan and lease losses	(743)	(3,647)	(2,872)	(13,713)

Charge-offs:
Commercial, financial and agricultural	465	170	1,089	5,104
Real estate:
Home equity	—	46	—	110
Consumer:
Automobiles	409	299	1,182	1,046
Other consumer	940	575	2,414	2,883
Leases	—	—	—	—
Total charge-offs	1,814	1,090	4,685	9,143

Recoveries:
Commercial, financial and agricultural	555	504	1,624	4,377
Real estate:
Construction	91	283	109	870
Residential mortgage	173	191	380	1,030
Home equity	4	5	11	1,051
Commercial mortgage	128	3,130	155	6,705
Consumer:
Automobiles	115	209	674	765
Other consumer	111	108	674	635
Leases	—	27	—	27
Total recoveries	1,177	4,457	3,627	15,460

Net charge-offs (recoveries)	637	(3,367)	1,058	(6,317)

Balance at end of period	$59,384	$66,644	$59,384	$66,644

Annualized ratio of net charge-offs (recoveries) to average loans and leases	0.07%	(0.44)%	0.04%	(0.28)%

Our Allowance at September 30, 2016 totaled $59.4 million compared to $63.3 million at December 31, 2015. The decrease in our Allowance during the nine months ended September 30, 2016, was a direct result of a credit to the Provision of $2.9 million and by $1.1 million in net charge-offs.

Our Allowance as a percentage of total loans and leases decreased from 1.97% at December 31, 2015 to 1.73% at September 30, 2016. Our Allowance as a percentage of nonperforming assets increased from 390.10% at December 31, 2015 to 509.03% at September 30, 2016.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”). FHLB membership stock of $12.2 million at September 30, 2016 increased by $3.6 million, or 41.45%, from the FHLB membership stock balance at December 31, 2015.

Deposits

Total deposits of $4.52 billion at September 30, 2016 reflected an increase of $85.1 million, or 1.9%, from total deposits of $4.43 billion at December 31, 2015. The increase was attributable to net increases in noninterest-bearing demand deposits of $49.3 million, government time deposits of $43.3 million, and interest-bearing demand deposits of $24.2 million. These increases were offset by net decreases in savings and money market deposits of $19.6 million and time deposits less than $100,000 of $14.9 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.62 billion at September 30, 2016 and increased by $39.0 million, or 1.1%, from December 31, 2015.

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Noninterest-bearing demand deposits	$1,194,557	$1,145,244	$49,313	4.3%
Interest-bearing demand deposits	849,128	824,895	24,233	2.9
Savings and money market deposits	1,379,484	1,399,093	(19,609)	(1.4)
Time deposits less than $100,000	198,055	212,946	(14,891)	(7.0)
Core deposits	3,621,224	3,582,178	39,046	1.1

Government time deposits	708,034	664,756	43,278	6.5
Other time deposits $100,000 and greater	189,320	186,505	2,815	1.5
Total time deposits $100,000 and greater	897,354	851,261	46,093	5.4

Total deposits	$4,518,578	$4,433,439	$85,139	1.9

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

Common Stock

Shareholders’ equity totaled $519.5 million at September 30, 2016, compared to $494.6 million at December 31, 2015. The increase in total shareholders’ equity was attributable to net income of $34.8 million and other comprehensive income of $16.4 million in the nine months ended September 30, 2016, partially offset by the repurchase of 636,922 shares of common stock under our repurchase program, at a cost of $14.1 million, and cash dividends paid of $13.7 million. During the nine months ended September 30, 2016, we repurchased approximately 2.0% of our common stock outstanding as of December 31, 2015.

Holding Company Capital Resources

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law (“Statutory Retained Earnings”), which differs from GAAP retained earnings. As of September 30, 2016, the bank had Statutory Retained Earnings of $78.8 million. On October 26, 2016, the Company’s Board of Directors declared a cash dividend of $0.16 per share on the Company’s outstanding common stock, which was in-line with the second quarter of 2016 and a 14.3% increase from the $0.14 per share in the third quarter of 2015.

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

In January 2016, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the Board of Directors. As of September 30, 2016, $15.9 million remained of the total $30.0 million total repurchase amount authorized by the Board of Directors under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

As of September 30, 2016, on a stand-alone basis, CPF had an available cash balance of approximately $20.8 million in order to meet its ongoing obligations.

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

The Company’s and the bank’s leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2016 were above the levels required for a “well capitalized” regulatory designation.

The following table sets forth the Company’s and the bank’s capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2016:
Leverage capital	$567,891	10.9%	$208,324	4.0%	$260,405	5.0%
Tier 1 risk-based capital	567,891	14.6	233,445	6.0	311,260	8.0
Total risk-based capital	616,858	15.9	311,260	8.0	389,075	10.0
CET1 risk-based capital	487,097	12.5	175,084	4.5	252,899	6.5

At December 31, 2015:
Leverage capital	$532,787	10.7%	$199,350	4.0%	$249,187	5.0%
Tier 1 risk-based capital	532,787	14.4	221,808	6.0	295,745	8.0
Total risk-based capital	579,651	15.7	295,745	8.0	369,681	10.0
CET1 risk-based capital	472,698	12.8	166,356	4.5	240,292	6.5

Central Pacific Bank
At September 30, 2016:
Leverage capital	$545,578	10.6%	$206,280	4.0%	$257,850	5.0%
Tier 1 risk-based capital	545,578	14.1	233,068	6.0	310,757	8.0
Total risk-based capital	594,407	15.3	310,757	8.0	388,446	10.0
CET1 risk-based capital	545,578	14.1	174,801	4.5	252,490	6.5

At December 31, 2015:
Leverage capital	$518,617	10.4%	$199,098	4.0%	$248,872	5.0%
Tier 1 risk-based capital	518,617	14.1	221,435	6.0	295,247	8.0
Total risk-based capital	565,231	15.3	295,247	8.0	369,058	10.0
CET1 risk-based capital	518,617	14.1	166,076	4.5	239,888	6.5

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

The bank is a member of and maintained a $1.4 billion line of credit with the FHLB as of September 30, 2016. Short-term borrowings under this arrangement totaled $150.0 million at September 30, 2016, compared to $69.0 million at December 31, 2015, respectively. There were no long-term borrowings under this arrangement at September 30, 2016 and December 31, 2015. FHLB advances outstanding at September 30, 2016 were secured by unencumbered investment securities with a fair value of $0.3 million and certain real estate loans with a carrying value of $1.8 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2016, $1.2 billion was undrawn under this arrangement.

At September 30, 2016 and December 31, 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.4 million and $40.8 million, respectively. As of September 30, 2016 and December 31, 2015, certain commercial and commercial real estate loans with a carrying value totaling $129.5 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income (“NII”) as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2016 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended September 30, 2016, 144,000 shares of common stock, at an aggregate cost of $3.5 million, excluding fees and expenses, were repurchased under this program as described in the table below. A total of $15.9 million remained available for repurchase under the program at September 30, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
July 1-31, 2016	48,000	$23.13	48,000	$18,345,599
August 1-31, 2016	12,000	25.13	12,000	18,044,058
September 1-30, 2016	84,000	25.37	84,000	15,912,819
Total	144,000	$24.60	144,000	$15,912,819

(1)
On January 27, 2016, our Board of Directors (the “BOD”) approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which supersedes in its entirety the repurchase plan that was previously approved by the BOD. As of September 30, 2016, $15.9 million remained of the total $30.0 million total repurchase amount authorized by the BOD under the 2016 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date: November 8, 2016	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date: November 8, 2016	/s/ David S. Morimoto
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