Form 10-K
period 2016-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2017-03-01
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $705,554,000. As of February 10, 2017, the number of shares of common stock of the registrant outstanding was 30,773,493 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position and other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeted," "continue," "remain," "will," "should," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness;

•
the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, and the results of regulatory examinations or reviews;

•
the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" of the "Federal Reserve");

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

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters;

•	our ability to attract and retain skilled employees;

•	changes in our organization, compensation and benefit plans; and

•	our success at managing any of the risks involved in the foregoing items.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see also "Risk Factors" under Part I, Item 1A of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Form 10-K. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2016, we had total assets of $5.38 billion, total loans of $3.52 billion, total deposits of $4.61 billion and shareholders' equity of $504.7 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 35 bank branches and 103 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The bank is not a member of the Federal Reserve System.

Central Pacific Bank is a full-service commercial bank offering a broad range of banking products and services, including accepting time and demand deposits and originating loans. Our loans include commercial loans, construction loans, commercial and residential mortgage loans and consumer loans.

We derive our income primarily from interest and fees on loans, interest on investment securities and fees received in connection with deposit and other services. Our major operating expenses are the interest paid by our bank on deposits and borrowings, salaries and employee benefits and general operating expenses. Our bank relies substantially on a foundation of locally generated deposits. For financial reporting purposes, we have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. For further information about our reporting segments, including information about the assets and operating results of each, see "Note 26 - Segment Information" in the accompanying consolidated financial statements.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation" below for other information about the regulation of our holding company and bank.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in five principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan size of approximately $0.5 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. The majority of our first residential mortgage loan originations are sold in the secondary market.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2016.

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

For further discussion of factors affecting our operations see, "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 73% of our loan portfolio at December 31, 2016 consisted of real estate-related loans, including residential mortgage loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

As of December 31, 2016, Central Pacific Bank does not have any wholly-owned subsidiaries. Central Pacific Bank owns 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, Island Pacific HomeLoans, LLC, and One Hawaii HomeLoans, LLC.

Supervision and Regulation

General

The Company and the bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislative initiatives may be proposed or enacted or new regulations or guidance may be promulgated nor the effect new laws, regulations and supervisory policies and practices may have on community banks generally or on our financial condition and results of operations. Such developments could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. In addition, President Trump has announced generally that he intends to scale back regulatory requirements on businesses. We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall affect such reduction or elimination may have on the Company and the bank.

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As a bank holding company for Central Pacific Bank, Central Pacific Financial Corp. is regulated under the BHC Act and is subject to inspection, examination and supervision by the FRB. It is also subject to Hawaii's Code of Financial Institutions and is subject to inspection, examination and supervision by the Hawaii Division of Financial Institutions ("DFI".)

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC. Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "CPF," and we are subject to the rules of the NYSE for companies listed there. In addition to the powers of the bank regulatory agencies we are subject to, the SEC and the NYSE have the ability to take enforcement actions against us.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of new capital rules ("New Capital Rules") and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, recent developments include:

(i) the extension of the Volcker Rule conformance period until July 21, 2017 for banking institutions to conform existing investments and relationships, with certain exceptions, with "covered funds", including hedge funds, private equity funds and certain other private funds. The Company and the bank held no investment positions at December 31, 2016 which were subject to the final rule. - See "Volcker Rule".

(ii) the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. Although the bank conducts stress testing, we are not subject to these requirements.

(iii) the continued implementation of an additional "capital conservation buffer" increasing to 1.25% in 2017 for minimum risk-weighted asset ratios under the New Capital Rules. - See "Capital Adequacy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

(iv) the effectiveness of the final TILA-RESPA Integrated Disclosure ("TRID") rules issued by the CFPB as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications. The bank has fully implemented the TRID requirements. - See CFPB.

(v) the release by the Interagency Federal Financial Institutions Examinations Council ("FFIEC") of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank's individual risk profile" and "Cybersecurity maturity".

(vi) the adoption of the Fixing America's Surface Transportation Act (the "FAST Act"), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. As a nonmember state-bank, the bank holds no reserve bank stock.

(vii) the pronouncement by the Office of the Comptroller of the Currency of a limited-purpose “fintech” national bank charter which would enable a fintech company to originate loans and access the payment system directly, without relying on third-party banks. Such a development could further increase competition in the financial services sector, including with the Company and the bank.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, capital planning and stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance; information technology adequacy; cybersecurity preparedness; vendor management; and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The New Capital Rules became fully effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd—Frank Act and to implement the Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the bank. Management believes that, as of December 31, 2016, the Company and the bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect. If the Company were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, including the requirement to conduct an annual company-run stress test, would increase.

Under the risk-based capital guidelines in place prior to the effectiveness of the new capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed "well capitalized," a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively.

The following are among the new capital rules that were phased-in beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for common equity Tier 1 ("CET1") as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

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

•	an additional "countercyclical capital buffer" is required for larger and more complex institutions.

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule which will be phased over four years beginning in 2016 at the rate of 0.625% of risk-weighted assets (1.25% in 2017) and must be met to avoid limitations on the ability of the bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2016, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed "well-capitalized" for regulatory purposes. - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank's capital ratios, the agencies' regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the bank held no investment positions at December 31, 2016 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, they did not require any material changes in our operations or business.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•	require regular periodic reports and such additional reports of information as the Federal Reserve may require;

•
require bank holding companies to meet or exceed minimum capital requirements - See "Capital Adequacy Requirements" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.";

•
require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action" (see "Prompt Corrective Action Provisions");

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

Other Restrictions on the Company's Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Dividends

It is the Federal Reserve's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Company is also subject to restrictions on dividends under applicable Hawaii law.

The bank is a legal entity that is separate and distinct from its holding company. CPF is dependent on the performance of the bank for funds which may be received as dividends from the bank for use in the operation of CPF and the ability of CPF to pay dividends to shareholders. Subject to regulatory and statutory restrictions, including restrictions under applicable Hawaii law, future cash dividends by the bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

Regulation of the Bank

As a Hawaii state-chartered bank whose deposits are insured by the FDIC, the bank is subject to regulation, supervision, and regular examination by the DFI and by the FDIC as a state nonmember bank, as the bank's primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of collateral for certain loans, servicing and foreclosing on loans, transactions with affiliates, officers, directors and other insiders, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

FDIC and DFI Enforcement Authority

The federal and Hawaii regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the bank's deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•
direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	restrict the bank's growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

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

CPF and the bank are not currently subject to any regulatory agreements with our regulators. Nevertheless, we could in the future become subject to other agreements with our regulators or enforcement action, or receive adverse results from an examination which restrict our activities or may also impose increased capital ratios or other requirements on our business.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Effective July 1, 2016, the FDIC imposed an additional surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations initially in April 2011 and in April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and the Bank, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions of the Company’s and the Bank’s size. The regulatory organizations would reserve the authority to impose more stringent requirements on institutions of the Company’s and the Bank’s size. We are evaluating the expected impact of the proposal on our business.

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

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting, and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages, and the loss of certain contractual rights.

The bank received an "Outstanding" rating in the FDIC's 2014 Community Reinvestment Act performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service. The bank's next examination is expected to take place in 2017.

CFPB

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons, and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency.

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require covered persons including banks making residential mortgage loans to: (i) develop and implement procedures to ensure compliance with an "ability-to-repay" test and identify whether a loan meets a new definition for a "qualified mortgage", in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability-to-repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.

The review of products and practices to prevent unfair, deceptive or abusive acts or practices ("UDAAP") is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the bank’s business, financial condition or results of operations.

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We will become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions, however .

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2016, the bank’s total CRE loans represented 25.1% of its capital.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and bank operate and may significantly increase its costs, impede the efficiency of its internal business processes, require the bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company's business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Employees

At December 31, 2016, we employed 837 persons, 745 on a full-time basis and 92 on a part-time basis. We are not a party to any collective bargaining agreement.

Protection of Net Operating Losses

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits would have been limited if we had experienced an "ownership change" for U.S. federal income tax purposes. In general, an "ownership change" would have occurred if there was a cumulative increase in the Company's ownership by "5-percent shareholders" (as defined under U.S. income tax laws) that exceeded 50 percentage points over a rolling three-year period.

In order to protect these benefits, on November 23, 2010, our board declared a dividend of preferred share purchase rights ("Rights") in respect of our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the "Tax Benefits Preservation Plan"), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represented the right to purchase, upon the terms and subject to the conditions in the Tax Benefits Preservation Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan was designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a "Threshold Holder"). Our Board of Directors determined in January 2016 that it was no longer necessary to continue the Tax Benefits Preservation Plan because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. As a result, our Tax Benefits Preservation Plan expired in accordance with its terms on February 18, 2016.

To further protect our tax benefits, on January 26, 2011, our board approved a proposed amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the "Protective Charter Amendment"). At our annual meeting of shareholders on April 27, 2011, our shareholders approved the Protective Charter Amendment. In 2014, our Board of Directors and shareholders approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our Board of Directors did not to seek an amendment to further extend the Protective Charter Amendment because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. Accordingly, the Board allowed the Protective Charter Amendment to also naturally expire in accordance with its terms on May 2, 2016.

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

Our business and operations are sensitive to business and economic conditions globally and domestically. Adverse economic and business conditions in the U.S. generally, and in our market areas, in particular, could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Difficult economic and market conditions in Hawaii would result in significant adverse effects on us because of the geographic concentration of our business.

Unlike larger national or other regional banks that are more geographically diversified, our business and operations are closely tied to the Hawaii market. The Hawaii economy relies on tourism, real estate, government and other service-based industries. Declines in tourism, increases in energy costs, the availability of affordable air transportation, adverse weather and natural disasters, and local budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in Hawaii's general economic condition, which could adversely impact us and our borrowers.

In addition, the high concentration of Hawaii real estate loans in our portfolio, combined with the deterioration in these sectors caused by an economic downturn, previously had and could have in the future a significantly more adverse impact on our operating results than many other banks across the nation. If our borrowers experience financial difficulty, or if property values securing our real estate loans decline, we will incur elevated credit costs due to the composition and concentration of our loan portfolio, which will have an adverse effect on our financial condition and results of operations.

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

For six consecutive years from 2011 through 2016, we recorded a credit to the provision for loan and lease losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of loans collateralized by real estate. If that were to occur, or if we continue to have strong growth in our loan portfolio, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 73% of our loan portfolio as of December 31, 2016 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

In determining the size of the allowance for loan and lease losses, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient to cover the losses. Because of the uncertainty in the economy, volatility in the credit and real estate markets, including specifically, the deterioration in the Hawaii and California real estate markets and our high concentration of real estate loans, we made significant enhancements to our allowance for loan and lease losses methodology over the past several years and may need to make additional enhancements in the future. In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs. See Note 1 - Summary of Significant Accounting Policies.

We are required to act as a source of financial and managerial strength for our bank.

We are required to act as a source of financial and managerial strength to the bank. We may be required to commit additional resources to the bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders’ best interests to do so. Providing such support is more likely during times of financial stress for us and the bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to the bank are subordinate in right of payment to depositors and to certain other indebtedness of the bank.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Periodically the Financial Accounting Standards Board (the "FASB") and the Securities and Exchange Commission change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could adversely affect our business, financial condition and results of operations.

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

We rely on the mortgage secondary market for some of our liquidity.

We originate and sell mortgage loans. We rely on Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and other purchasers to purchase first mortgage loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.

In 2011, Hawaii revised its rules for nonjudicial, or out-of-court, foreclosures. Prior to the revision, most lenders used the nonjudicial foreclosure method to handle foreclosures in Hawaii, as the process was less expensive and quicker than going through the court foreclosure process. After the revised rules went into effect, many lenders ended up forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Many lenders continue to exclusively use the judicial foreclosure process, making the foreclosure process very lengthy. Additionally, the joint federal-state settlement with several mortgage services over abuse of foreclosure practices creates further uncertainty for us and the mortgage servicing industry in general with respect to implementation of mortgage loan modifications and loss mitigation practices going forward. The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could adversely affect our business, financial condition or results of operations.

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

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities' markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our past and future financial condition or concerns about our credit exposure to other parties could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

If our level of deposits were to materially decrease, we would need to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the Federal Home Loan Bank of Des Moines ("FHLB") and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.

Our line of credit with the FHLB serves as our primary outside source of liquidity. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve's primary facility under the borrower-in-custody program. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot assure you that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to remain relatively constant during periods of rising interest rates, and to decline slightly during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRBSF, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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

In addition, bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies, including CPF and the bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations.

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

Increased regulatory capital requirements (and the associated compliance costs), which have been adopted by federal banking regulators, impose additional capital requirements on our business. The administration of existing capital adequacy laws as well as adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase any of our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements as well as our financial condition could require us to raise additional capital which would dilute our existing shareholders at the time of such capital issuance.

If we are unable to effectively manage the composition and risk of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 20.9% of our interest income in the year ended December 31, 2016, as compared to 23.7% of our interest income in the year ended December 31, 2015. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, has become increasingly important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for the bank's customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When the bank's customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

Changes in FRB policies and our regulatory environment are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

We rely on dividends from our subsidiary for most of our revenue.

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues and our liquidity.

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2016, the bank had Statutory Retained Earnings of $83.9 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures. We cannot provide any assurance that we will continue to pay dividends.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners, which may result in financial losses or increased costs to us or, our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets we operate. Additionally, various out of state banks conduct business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings banks, credit unions, finance companies, financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms, brokerage firms, insurance companies, factoring companies and other financial intermediaries.

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

In addition, the soundness of our financial condition may also affect our competitiveness. Customers may decide not to do business with the bank due to its financial condition.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, our Chief Financial Officer, our Chief Information Officer, our Chief Credit Officer, and certain other employees.

We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.

During the ordinary course of business, we may foreclose on and take title to properties securing certain loans that we have originated or acquired. We also own several of our branch locations. For any real property that we may possess, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage and costs of complying with applicable environmental regulatory requirements. Failure to comply with such requirements can result in penalties. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use, sell or lease the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

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

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements. Frequent or rapid changes in procedures, methodologies, systems and technology exacerbate the challenge of developing and maintaining a system of internal controls and can increase the cost and level of effort to develop and maintain such systems.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management identified a material weakness in internal controls over the completeness and accuracy of the information used in determining the allowance for loan and lease losses. See Item 9A, “Controls and Procedures” in this Form 10-K for additional information. Although the Company has already commenced efforts to remediate the material weakness, there can be no assurance that management will be able to remediate the material weakness in a timely manner, which could adversely affect our business and our ability to report our financial condition and results of operations accurately and on a timely basis.

Risk Factors Related to Our Securities

The market price of our common stock could decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	failure to comply with all of the requirements of any governmental orders or agreements we may become subject to and the possibility of resulting action by the regulators;

•	deterioration of asset quality;

•	the incurrence of losses;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts' revenue or earnings/losses estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as mergers, acquisitions, restructurings, or public offerings;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of other equity or debt securities, including our common stock;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	breaches in our security systems and loss of customer data;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or nonobjection or being able to rely on an exemption from such acquisition. See "Supervision and Regulation." Collectively, these provisions of our restated articles of incorporation and bylaws and applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2016, we had $90.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.3 million. We also had short-term borrowings of $135.0 million as of December 31, 2016. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2016. Last year, we submitted to the NYSE on May 5, 2016 our annual CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company's annual meeting of shareholders, which is scheduled for April 28, 2017.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to a portion of the land our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain administrative and support operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2016, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2011 and ending December 31, 2016. The graph assumes the investment of $100 on December 31, 2011.

Indexed Total Annual Return
(as of December 31, 2016)

	December 31,
Index	2011	2012	2013	2014	2015	2016
Central Pacific Financial Corp.	$100.00	$120.67	$156.78	$171.11	$181.61	$265.60
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
S&P 600 Commercial Bank Index	100.00	114.85	174.13	180.09	191.70	277.59

The following table sets forth information on the range of high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within 2016 and 2015:

	Year Ended December 31,
	2016		2015
	High	Low	High	Low
First quarter	$21.98	$18.47	$25.34	$20.52
Second quarter	24.91	20.15	24.81	20.75
Third quarter	25.99	22.61	24.31	20.38
Fourth quarter	31.99	24.54	24.69	21.61

As of February 10, 2017, there were 2,571 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2016 and 2015. The dividend in the fourth quarter of 2015 includes a special dividend of $0.32 per share:

	Year Ended December 31,
	2016	2015
First quarter	$0.14	$0.12
Second quarter	0.14	0.12
Third quarter	0.16	0.12
Fourth quarter	0.16	0.46

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors.

During the first three quarters of 2015, the Company declared quarterly cash dividends of $0.12 per share. During the fourth quarter of 2015, the Company increased its quarterly cash dividend to $0.14 per share. In addition, the Company declared a special cash dividend of $0.32 per share, which was paid on December 15, 2015 to shareholders of record as of November 30, 2015. During the third quarter of 2016, the Company increased its quarterly cash dividend to $0.16 per share.

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

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities were not current. Our obligations on our outstanding trust preferred securities are current as of December 31, 2016.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2016, the bank had Statutory Retained Earnings of $83.9 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

In January 2016, our Board of Directors authorized the repurchase of up to $30 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaced and superseded in its entirety the previous share repurchase program.

During the quarter ended December 31, 2016, 159,900 shares of common stock, at a cost of $4.1 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan. A total of $11.8 million remained available for repurchase under the 2016 Repurchase Plan at December 31, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	84,000	$25.23	84,000	—	$2,119,467	$13,793,350
November 1-30	69,550	26.08	69,550	—	1,814,017	11,979,333
December 1-31	6,350	29.77	6,350	—	189,063	11,790,270
Total	159,900	$25.78	159,900	—	$4,122,547	$11,790,270

During the entire year of 2016, 796,822 shares of common stock, at a cost of $18.2 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan.

In January 2017, our Board of Directors authorized the repurchase of up to $30 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan. We cannot provide any assurance that we will be able to repurchase any of our common stock. In addition, our ability to repurchase common stock may be restricted by applicable federal or Hawaii law or by our regulators.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2016. This information is not necessarily indicative of results of future operations and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes contained in "Part II, Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
Selected Financial Data	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$167,139	$156,035	$149,809	$140,278	$128,445
Total interest expense	9,189	6,507	6,391	7,169	8,734
Net interest income	157,950	149,528	143,418	133,109	119,711
Provision (credit) for loan and lease losses	(5,517)	(15,671)	(6,414)	(11,310)	(18,885)
Net interest income after provision for loan and lease losses	163,467	165,199	149,832	144,419	138,596
Other operating income (1)	42,316	34,799	41,166	50,201	54,239
Other operating expense (1)	133,563	127,042	130,156	134,792	145,414
Income before income taxes	72,220	72,956	60,842	59,828	47,421
Income tax expense (benefit)	25,228	27,088	20,389	(112,247)	—
Net income	46,992	45,868	40,453	172,075	47,421

Balance Sheet Data (as of Year-End):
Interest-bearing deposits in other banks	$9,069	$8,397	$13,691	$4,256	$120,902
Investment securities (2)	1,461,515	1,520,172	1,467,305	1,660,046	1,698,593
Loans and leases	3,524,890	3,211,532	2,932,198	2,630,601	2,203,944
Allowance for loan and lease losses	56,631	63,314	74,040	83,820	96,413
Mortgage servicing rights	15,779	17,797	19,668	20,079	22,121
Other intangible assets	4,680	7,355	10,029	12,704	15,378
Total assets	5,384,236	5,131,288	4,852,987	4,741,198	4,370,368
Core deposits (3)	3,713,567	3,582,178	3,306,133	3,093,279	3,006,657
Total deposits	4,608,201	4,433,439	4,110,300	3,936,173	3,680,772
Long-term debt	92,785	92,785	92,785	92,799	108,281
Total shareholders’ equity	504,650	494,614	568,041	660,113	504,822

Per Share Data:
Basic earnings per common share	$1.52	$1.42	$1.08	$4.10	$1.14
Diluted earnings per common share	1.50	1.40	1.07	4.07	1.13
Cash dividends declared per common share	0.60	0.82	0.36	0.16	—
Book value per common share	16.39	16.06	16.12	15.68	12.06
Diluted weighted average shares outstanding (in thousands)	31,225	32,651	37,937	42,317	42,084

Financial Ratios:
Return on average assets	0.90%	0.92%	0.85%	3.73%	1.13%
Return on average shareholders’ equity	9.16	8.91	6.80	27.70	9.81
Net income to average tangible shareholders’ equity	9.27	9.06	6.93	28.34	10.17
Average shareholders’ equity to average assets	9.78	10.37	12.50	13.47	11.49
Dividend payout ratio	40.00	58.57	33.64	3.93	N/A
Efficiency ratio (1) (4)	66.69	68.92	70.51	73.53	83.60
Net interest margin (5)	3.27	3.30	3.32	3.19	3.10

Asset Quality:
Net loan charge-offs (recoveries) to average loans and leases	0.03	(0.16)	0.12	0.05	0.32
Nonaccrual loans to total loans and leases (6)	0.24	0.44	1.33	1.58	3.60
Allowance for loan and lease losses to total loans and leases	1.61	1.97	2.53	3.19	4.37
Allowance for loan and lease losses to nonaccrual loans (6)	674.50	443.75	189.42	201.55	121.53

(1)
Amortization of mortgage servicing rights has been reclassified from other operating expense to other operating income in the consolidated statements of income. Prior period amounts have been reclassified to conform to the current period presentation. See Note 1 - Summary of Significant Accounting Policies and Note 15 - Mortgage Banking Income.

(2)Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(3)Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(4)
The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  Our efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income). Prior period amounts have been revised to conform to current period which reflects reclassifications referred to in note (1). See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Table 5 - Reconciliation of Efficiency Ratio.

(5)	Computed on a taxable equivalent basis using an assumed income tax rate of 35%.

(6)	Nonaccrual loans exclude nonaccrual loans-held-for-sale, if any.

Five Year Performance Comparison

Significant items affecting the comparability of the five years' performance include:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Provision (credit) for loan and lease losses:	$(5,517)	$(15,671)	$(6,414)	$(11,310)	$(18,885)

Other operating income:
Mortgage banking income	8,069	7,254	8,980	11,636	16,727
Net gain on sales of foreclosed assets	607	568	971	8,584	4,999
Investment securities gains (losses)	—	(1,866)	240	482	789
Gain on early extinguishment of debt (included in other)	—	—	—	1,000	—
Gain on sale of premises and equipment	3,537	—	—	—	—
Other operating expense:
Share-based compensation (included in salaries and employee benefits)	3,094	4,181	6,101	6,367	4,432
Pension obligation settlement (included in salaries and employee benefits)	3,848	—	—	—	—
One-time reversal of an accrual for a former executive's retirement benefits that will not be paid (included in salaries and employee benefits)	—	(2,400)	—	—	—
Severance, early retirement, and retention benefits (included in salaries and employee benefits)	—	—	979	3,042	—
Foreclosed asset expense	152	486	1,710	1,036	6,887
Charitable contributions (included in other)	660	2,559	565	1,142	780
FDIC insurance premium (included in other)	2,052	2,706	2,848	2,727	4,867
Provision (credit) for residential mortgage loan repurchase losses (included in other)	(387)	(1,352)	467	(130)	(2,022)
Reserve (credit) for unfunded loan commitments (included in other)	141	(271)	(373)	(3,501)	(1,680)
Branch consolidation and relocation costs (included in other)	737	—	1,336	—	—
Premium paid on repurchase of preferred stock of subsidiaries (included in other)	—	—	—	1,895	—
Write-down of assets	—	—	—	—	2,586

Income tax expense (benefit):	25,228	27,088	20,389	(112,247)	—

ITEM 7.                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking in the state of Hawaii.

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well and residential mortgage and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

•
Deposits: We offer a full range of deposit products and services including checking, savings and time deposits, cash management, and electronic banking services. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

Executive Overview

In 2016 we continued to achieve key objectives for the Company.

•	We recorded our sixth consecutive profitable year in 2016 with net income of $47.0 million, or $1.50 per diluted common share.

•	We saw continued improvement in our asset quality as our nonperforming assets declined by $7.0 million to $9.2 million at December 31, 2016 from $16.2 million at December 31, 2015.

•
As a result of the continued improvement in our credit risk profile, we were able to further reduce our allowance for loan and lease losses (the "Allowance"), which again resulted in a positive impact to earnings. Our total provision for loan and lease losses (the "Provision") was a credit of $5.5 million, compared to a credit of $15.7 million in 2015.

•
With the improving market conditions in Hawaii, together with our efforts to expand and strengthen customer relationships, we realized strong loan growth of $313.4 million, or 9.8%, as well as an increase of $131.4 million, or 3.7% in our core deposit base in 2016.

•
Our capital position remained strong, supported by six consecutive years of profitability and the improvements in our asset quality. With consistent profitability, we were able to increase our regular cash dividends paid from $0.50 per share in 2015 to $0.60 per share in 2016. In December 2015, we also paid a special cash dividend of $0.32 per share.

•
In 2016, our strong capital position and consistent profitability also allowed us to execute on our stock buyback program and repurchase 796,822 shares, or approximately 2.5% of outstanding shares as of December 31, 2015.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part II, Item 8. Financial Statements and Supplementary Data."

Business Environment

While the U.S. economy is in its 7th year of recovery following the downturn, there is continued uncertainty in the U.S. and global macroeconomic environments. Job gains have been moderate and wages have not increased significantly, while inflation has remained below the Federal Reserve's long term objective and business fixed investment remains low. Furthermore. the policy actions of the new U.S. Presidential Administration also add further uncertainty to the economic and regulatory environment until policy details are solidified.

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

Hawaii's general economic conditions continued to improve in 2016. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the fifth straight year, Hawaii's strong visitor industry broke records for visitor arrivals and visitor spending. According to the Hawaii Tourism Authority ("HTA"), 8.9 million total visitors arrived in the state in 2016. This was an increase of 3.0% from the previous high of 8.7 million visitor arrivals in 2015. The HTA also reported that total spending by visitors increased to $15.61 billion in 2016, an increase of 4.2%, from the previous high of $14.98 billion in 2015. According to the Hawaii Department of Business Economic Development & Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to gain 1.8% and 4.0% in 2017, respectively.

Hawaii's labor market conditions also continued to improve in 2016. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.9% in December 2016, compared to 3.3% in December 2015. The last time the seasonally adjusted annual unemployment rate was at 2.9% was in September 2007. In addition, Hawaii's unemployment rate in December 2016 of 2.9%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 4.7%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be 3.4% in 2017.

Real personal income and real gross state product grew by approximately 2.4% and 2.0%, respectively, in 2016. DBEDT projects real personal income and real gross state product to grow by 2.6% and 1.9%, respectively, in 2017. Based on the recent developments in the national and global economy, the performance of Hawaii's tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, DBEDT expects Hawaii's economy will continue to experience positive growth in 2017.

Real estate lending is a primary focus for us, including residential mortgage, commercial mortgage and construction loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong in 2016. According to the Honolulu Board of Realtors, Oahu single-family home prices soared to record highs in 2016. The median resale price in 2016 for single-family homes on Oahu was $735,000, representing an increase of 5.0% from the median resale price of $700,000 in 2015. The median resale price for condominiums on Oahu was $390,000 in 2016, representing an increase of 8.3% from the median resale price of $360,000 in 2015. Oahu unit sales volume increased by 6.5% for single-family homes and increased by 8.4% for condominiums in 2016 from 2015. We believe the Hawaii real estate market will continue to remain strong in 2017, however, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by: (i) the economy in Hawaii, and to a significantly lesser extent, California, and (ii) the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate as they did in the latter part of 2007 through 2010, our results of operations would be negatively impacted. See "—Overview of Results of Operations—Concentrations of Credit Risk" for a further discussion on how a deteriorating real estate market, combined with the elevated concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made. Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

Allowance for Loan and Lease Losses

The Allowance is management's estimate of incurred credit losses in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At December 31, 2016, we had an Allowance of $56.6 million, compared to $63.3 million at December 31, 2015.

During the fourth quarter of 2016, the Company implemented an enhanced Allowance methodology due to the growth in the portfolio and improved credit quality. Management believes the enhanced methodology provides for greater precision in calculating the Allowance. The following summarizes the key enhancements made to the Allowance methodology:

•	Collapsed 128 segments into nine segments. The enhanced methodology uses FDIC Call Report codes to identify the nine segments.

•	Expanded the look-back period to 28 quarters to capture a longer economic cycle.

•	Utilized a migration analysis, versus average historical loss rate, to determine the historical loss rates for segments, with the exception of national syndicated loans due to limited loss history.

•	Applied a segment specific loss emergence period.

•	Determined qualitative reserves, calculated at the segment level, considering nine qualitative factors and based on a baseline risk weighting adjusted for current internal and external factors.

•	Eliminated the Moody's proxy rate that was applied under the previous methodology.

•	Eliminated the unallocated reserve.

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of December 31, 2016, compared to $51 thousand at December 31, 2015.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogenous groups. The enhanced methodology segments the portfolio by FDIC Call Report codes. This results in nine segments, and is more consistent with industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula ‘net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company intends to extend its look back period moving forward.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan portfolio, and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. In order to ensure that the qualitative adjustments are in compliance with current regulatory standards and U.S. GAAP, the Company is primarily basing adjustments on the nine standard factors outlined in the FRB's 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors include: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal & external factors.

In recognizing that current and relevant environmental (economic, market or other) conditions that can affect repayment may not yet be fully reflected in historical loss experience, qualitative adjustments are applied to factor in current loan portfolio and market intelligence. These adjustments, which are added to the historical loss rate, consider the nature of the Company's primary markets and are reasonable, consistently determined and appropriately documented. Management reviews the results of the qualitative adjustment quarterly to ensure it is consistent with the trends in the overall economy, and from time to time may make adjustments, if necessary, to ensure directional consistency.

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

When a non-residential mortgage loan is transferred to the held for sale category, the loan is recorded at the lower of cost or fair value. Any reduction in the loan's value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the Allowance. In subsequent periods, if the fair value of a loan classified as held for sale is less than its cost basis, a valuation adjustment is recognized in our consolidated statement of income in other operating expense and the carrying value of the loan is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in our consolidated statement of income in other operating expense.

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential mortgage loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. As of December 31, 2016 and 2015, all of our loans held for sale were Hawaii residential mortgage loans.

Mortgage Servicing Rights

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as a result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as a component of mortgage banking income in the other operating income section of our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one pool.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

The fair value of our mortgage servicing rights is validated by first ensuring the completeness and accuracy of the loan data used in the valuation analysis. Reconciliation is performed by comparing the loan data from our loan system to a valuation report prepared by a third-party. Additionally, the critical assumptions which come from the third-party are reviewed by management. This review may include comparing actual assumptions to forecast or evaluating the reasonableness of market assumptions by reviewing them in relation to the values and trends of assumptions used by peer banks. The validation process also includes reviewing key metrics such as the fair value as a percentage of the total unpaid principal balance of the mortgages serviced, and the resulting percentage as a multiple of the net servicing fee. These key metrics are tracked to ensure the trends are reasonable, and are periodically compared to peer banks.

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

We may establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Defined Benefit Retirement Plan

Defined benefit plan obligations and related assets of our defined benefit retirement plan are presented in Note 17 - Pension Plans to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." In 2002, the defined benefit retirement plan was curtailed and all plan benefits were fixed as of that date. Plan assets, which consist primarily of marketable equity and debt securities, are typically valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate, we utilize a yield that reflects the top 50% of the universe of bonds with an AA average rating, ranked in the order of the highest yield. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

At December 31, 2016, we used a weighted-average discount rate of 4.1% and an expected long-term rate of return on plan assets of 6.0%, which affected the amount of pension liability recorded as of year-end 2016 and the amount of pension expense to be recorded in 2017. At December 31, 2015, we used a weighted-average discount rate of 4.3% and an expected long-term rate of return on plan assets of 7.0% in determining the pension liability recorded as of year-end 2015 and the amount of pension expense recorded in 2016. For both the discount rate and the asset return rate, a range of estimates could reasonably have been used which would affect the amount of pension expense and pension liability recorded.

An increase in the discount rate or asset return rate would reduce pension expense in 2016, while a decrease in the discount rate or asset return rate would have had the opposite effect. A 0.25% change in the discount rate assumption would impact 2017 pension expense by less than $0.1 million and year-end 2016 pension liability by $0.6 million, while a 0.25% change in the asset return rate would impact 2017 pension expense by less than $0.1 million.

Overview of Results of Operations

2016 vs. 2015 Comparison

In 2016, we recognized net income of $47.0 million, or $1.50 per diluted common share, compared to net income of $45.9 million, or $1.40 per diluted common share, in 2015.

We recorded a credit to the Provision of $5.5 million in 2016, compared to $15.7 million in 2015.

Net interest income increased by $8.4 million from 2015 to 2016, primarily due to a significant increase in average loans and leases, partially offset by lower yields earned on loans and leases and taxable investment securities, combined with higher rates paid on time deposits $100,000 and over.

Other operating income increased by $7.5 million from 2015 to 2016. The increase in other operating income was due primarily to a $3.5 million gain on the sale of the Company's fee interest in a former branch location in 2016, combined with investment securities losses of $1.9 million recorded in 2015. In addition, we recorded higher mortgage banking income of $0.8 million and higher income from bank-owned life insurance of $0.7 million in 2016 compared to 2015.

Other operating expense increased by $6.5 million, primarily due to the increase in salaries and employee benefits of $7.1 million in 2016 compared to 2015. The higher salaries and employee benefits is primarily due to higher pension expense in 2016 of $4.2 million, combined with the one-time reversal of an accrual in the second quarter of 2015 of $2.4 million for a former executive officer's retirement benefits which will not be paid. In the fourth quarter of 2016, Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses.

In addition, income tax expense decreased by $1.9 million from 2015. The income tax expense and effective tax rate in 2015 was negatively impacted by $0.6 million in additional state income tax expense resulting from the reduction in deferred tax liabilities related to the redemption of Federal Home Loan Bank of Des Moines membership stock in June 2015. The income tax expense and effective tax rate in 2016 was positively impacted by $0.6 million in death benefit proceeds from bank-owned life insurance received in 2016, compared to $0.2 million received in 2015, which are tax-exempt.

Our net income on average assets and average shareholders' equity for 2016 was 0.90% and 9.16%, respectively, compared to 0.92% and 8.91%, respectively, in 2015.

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

Our net income on average assets and average shareholders' equity for 2015 was 0.92% and 8.91%, respectively, compared to 0.85% and 6.80%, respectively, in 2014.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume of the asset multiplied by the prior year's rate) and (ii) changes in rates (change in rate multiplied by the current year's volume).

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable Equivalent)

	2016			2015			2014
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$13,143	0.51%	$67	$13,966	0.25%	$35	$13,207	0.25%	$33
Taxable investment securities (1)	1,307,946	2.36	30,890	1,339,070	2.46	33,005	1,344,821	2.50	33,597
Tax-exempt investment securities (1)	173,062	3.53	6,116	175,919	3.52	6,188	178,275	3.45	6,148
Total investment securities	1,481,008	2.50	37,006	1,514,989	2.59	39,193	1,523,096	2.61	39,745
Loans and leases, incl. loans-held-for-sale (2)	3,385,741	3.90	132,028	3,038,100	3.91	118,887	2,798,826	4.01	112,137
Federal Home Loan Bank stock	10,534	1.70	179	23,631	0.36	86	45,185	0.10	46
Total interest-earning assets	4,890,426	3.46	169,280	4,590,686	3.45	158,201	4,380,314	3.47	151,961
Non-earning assets	359,687			375,003			379,502
Total assets	$5,250,113			$4,965,689			$4,759,816

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$844,507	0.06%	$489	$802,121	0.05%	$399	$764,504	0.05%	$373
Savings and money market deposits	1,406,754	0.07	1,043	1,276,830	0.07	916	1,227,049	0.07	901
Time deposits under $100,000	204,940	0.38	770	227,288	0.37	838	254,572	0.42	1,069
Time deposits $100,000 and over	879,989	0.38	3,304	844,376	0.17	1,474	804,863	0.17	1,384
Total interest-bearing deposits	3,336,190	0.17	5,606	3,150,615	0.12	3,627	3,050,988	0.12	3,727
Short-term borrowings	110,928	0.52	578	92,045	0.28	254	31,732	0.29	92
Long-term debt	92,785	3.24	3,005	92,785	2.83	2,626	92,790	2.77	2,572
Total interest-bearing liabilities	3,539,903	0.26	9,189	3,335,445	0.20	6,507	3,175,510	0.20	6,391
Noninterest-bearing deposits	1,156,906			1,072,998			938,078
Other liabilities	40,029			42,203			51,003
Total liabilities	4,736,838			4,450,646			4,164,591
Shareholders' equity	513,255			515,043			595,210
Non-controlling interests	20			—			15
Total equity	513,275			515,043			595,225
Total liabilities and equity	$5,250,113			$4,965,689			$4,759,816

Net interest income			$160,091			$151,694			$145,570

Net interest margin		3.27%			3.30%			3.32%

(1)	At amortized cost.

(2)	Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable Equivalent)

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets
Interest-bearing deposits in other banks	$(2)	$34	$32	$2	$—	$2
Taxable investment securities	(766)	(1,349)	(2,115)	(144)	(448)	(592)
Tax-exempt investment securities	(101)	29	(72)	(81)	121	40
Total investment securities	(867)	(1,320)	(2,187)	(225)	(327)	(552)
Loans and leases, incl. loans-held-for-sale	13,593	(452)	13,141	9,587	(2,837)	6,750
Federal Home Loan Bank stock	(47)	140	93	(22)	62	40
Total interest-earning assets	12,677	(1,598)	11,079	9,342	(3,102)	6,240

Interest-bearing liabilities
Interest-bearing demand deposits	21	69	90	19	7	26
Savings and money market deposits	91	36	127	35	(20)	15
Time deposits under $100,000	(83)	15	(68)	(115)	(116)	(231)
Time deposits $100,000 and over	61	1,769	1,830	67	23	90
Total interest-bearing deposits	90	1,889	1,979	6	(106)	(100)
Short-term borrowings	53	271	324	175	(13)	162
Long-term debt	—	379	379	—	54	54
Total interest-bearing liabilities	143	2,539	2,682	181	(65)	116

Net interest income	$12,534	$(4,137)	$8,397	$9,161	$(3,037)	$6,124

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $160.1 million in 2016, increasing by $8.4 million, or 5.5%, from $151.7 million in 2015, which increased by $6.1 million, or 4.2%, from net interest income of $145.6 million recognized in 2014. The increase in net interest income for 2016 was primarily the result of a significant increase in average loans and leases as we continued to redeploy our excess liquidity into higher yielding assets. Partially offsetting the increase was the 10 basis points ("bp") decrease in average yields earned on our taxable investment securities, combined with a decrease in our average investment securities. In addition, interest expense on our interest-bearing deposits increased primarily due an increase in interest rates paid on government time deposits, which is included in time deposits $100,000 and over.

Average rates earned on our interest-earning assets increased by 1 bp in the year ended December 31, 2016, from the year ended December 31, 2015. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2016 increased by 6 bp from the year ended December 31, 2015. The increase in average rates paid on our interest-bearing liabilities in 2016 was primarily attributable to the 21 bp increase in average rates paid on our time deposits $100,000 and over.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 78.0%, 75.1%, and 73.8% of tax-equivalent interest income in 2016, 2015 and 2014, respectively, as well as interest earned on investment securities, which represented 21.9%, 24.8%, and 26.2% of interest income (on a taxable-equivalent basis), respectively. Interest income expressed on a taxable-equivalent basis of $169.3 million in 2016 increased by $11.1 million, or 7.0%, from the $158.2 million earned in 2015, which increased by $6.2 million, or 4.1%, from the $152.0 million earned in 2014.

As depicted in Table 2, the increase in interest income in 2016 from the prior year was primarily due to a significant increase in average loans and leases balances, partially offset by a decrease in average loan and taxable investment securities yields. The $347.6 million increase in average loans and leases contributed to an increase of $13.6 million in current year interest income. This increase was partially offset by the 10 bp decrease in average taxable investment securities yields and the $31.1 million decrease in average taxable investment securities balances, which contributed to $1.3 million and $0.8 million in lower interest income, for 2016 respectively. The 1 bp decrease in average loan yields in 2016 contributed to a decrease of $0.5 million in current year interest income.

The increase in interest income in 2015 from 2014 was primarily due to a significant increase in average loans and leases balances, partially offset by a decrease in average loan and taxable investment securities yields. The $239.3 million increase in average loans and leases contributed to an increase of $9.6 million in 2015 interest income. This increase was partially offset by the 10 bp decrease in average loan yields in 2015 which contributed to $2.8 million in lower interest income for 2015. The 4 bp decrease in average taxable investment securities yields contributed to a decrease of $0.4 million in 2015 interest income.

Interest Expense

In 2016, interest expense was $9.2 million which represented an increase of $2.7 million, or 41.2%, compared to interest expense of $6.5 million in 2015, which was an increase of $0.1 million, or 1.8%, compared to $6.4 million in 2014.

In 2016, increases in the average rates paid on time deposits $100,000 and over of 21 bp, long-term debt of 41 bp, and short-term borrowings of 24 bp contributed to the increase in interest expense in 2016 of $1.8 million, $0.4 million, and $0.3 million, respectively.

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

Net Interest Margin

Our net interest margin was 3.27%, 3.30% and 3.32% in 2016, 2015 and 2014, respectively. The decrease in our net interest margin in 2016 reflected the 10 bp and 1 bp decreases in average taxable-investment securities and loan yields, respectively, combined with a 21 bp increase in average rates paid on our time deposits $100,000 and over.

The decline in our net interest margin in 2015 from the prior year reflected the 10 bp and 4 bp decreases in average loan and taxable-investment securities, respectively.

The historically low interest rate environment that we continue to operate in is the result of the target Fed Funds range of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Fed Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and a positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices and a positive economic outlook, the Federal Reserve increased the target Fed Funds range to 0.50% to 0.75% in December 2016.

We expect the target Fed Funds rate to gradually increase throughout 2017, as the labor market continues to strengthen and inflation approaches the FOMC long run objective. Furthermore, the new presidential administration has indicated policy actions that are interpreted as inflationary; however, there is still uncertainty on how fiscal policy will evolve. As a result, we expect the market to exhibit volatility in interest rates as policy actions unfold, coupled with a moderate increase in the yield curve throughout 2017.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,			Dollar Change		Percent Change
				2016	2015	2016	2015
(Dollars in thousands)	2016	2015	2014	to 2015	to 2014	to 2015	to 2014
Mortgage banking income:
Loan servicing fees	$5,421	$5,656	$5,798	$(235)	$(142)	(4.2)%	(2.4)%
Amortization of mortgage servicing rights	(5,066)	(4,185)	(2,657)	(881)	(1,528)	21.1	57.5
Gain on sale of residential mortgage loans	7,631	6,107	5,545	1,524	562	25.0	10.1
Unrealized gain (loss) on interest rate locks	83	(324)	294	407	(618)	(125.6)	(210.2)
Service charges on deposit accounts	7,891	7,829	8,113	62	(284)	0.8	(3.5)
Other service charges and fees	11,449	11,461	11,754	(12)	(293)	(0.1)	(2.5)
Income from fiduciary activities	3,435	3,343	3,552	92	(209)	2.8	(5.9)
Income from bank-owned life insurance	2,685	2,034	2,922	651	(888)	32.0	(30.4)
Net gain on sales of foreclosed assets	607	568	971	39	(403)	6.9	(41.5)
Gain on sale of premises and equipment	3,537	—	—	3,537	—	N.M.	N.M.
Equity in earnings of unconsolidated subsidiaries	723	578	480	145	98	25.1	20.4
Fees on foreign exchange	519	450	464	69	(14)	15.3	(3.0)
Loan placement fees	494	720	437	(226)	283	(31.4)	64.8
Investment securities gains (losses)	—	(1,866)	240	1,866	(2,106)	(100.0)	(877.5)
Other:
Income recovered on nonaccrual loans previously charged-off	1,325	794	1,436	531	(642)	66.9	(44.7)
Other recoveries	313	550	672	(237)	(122)	(43.1)	(18.2)
Commissions on sale of checks	340	325	336	15	(11)	4.6	(3.3)
Other	929	759	809	170	(50)	22.4	(6.2)
Total other operating income	$42,316	$34,799	$41,166	$7,517	$(6,367)	21.6	(15.5)

Total other operating income as a percentage of average assets	0.81%	0.70%	0.86%

Total other operating income of $42.3 million in 2016 increased by $7.5 million, or 21.6%, from the $34.8 million earned in 2015, which decreased by $6.4 million, or 15.5%, from the $41.2 million earned in 2014.

The increase in other operating income in 2016 from 2015 was primarily due to a $3.5 million gain on the sale of the Company's fee interest in a former branch location in 2016, combined with investment securities losses of $1.9 million recorded in 2015. In addition, in 2016 we recorded higher mortgage banking income of $0.8 million, higher income from bank-owned life insurance of $0.7 million, and higher income recovered on loans previously charged-off of $0.5 million compared to 2015.

The decrease in other operating income in 2015 from 2014 was primarily due to investment securities losses of $1.9 million recorded in 2015, compared to investment securities gains of $0.2 million in 2014, lower mortgage banking income of $1.7 million, lower income from bank-owned life insurance of $0.9 million, lower income recovered on nonaccrual loans previously charged-off of $0.6 million, and lower net gains on sales of foreclosed assets of $0.4 million. The lower mortgage banking income was primarily attributable to higher amortization of mortgage servicing rights of $1.5 million in 2015 compared to 2014, and a reversal of unrealized gains on loans-held-for-sale and interest rate locks of $0.3 million in 2015, compared to an increase in unrealized gains on loans-held-for-sale and interest rate locks of $0.3 million in 2014, partially offset by an increase in net gains on sales of residential mortgage loans of $0.6 million in 2015 compared to 2014.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.
Table 4. Components of Other Operating Expense

	Year Ended December 31,			Dollar Change		Percent Change
				2016	2015	2016	2015
(Dollars in thousands)	2016	2015	2014	to 2015	to 2014	to 2015	to 2014
Salaries and employee benefits	$73,500	$66,429	$67,941	$7,071	$(1,512)	10.6%	(2.2)%
Net occupancy	14,065	14,432	15,252	(367)	(820)	(2.5)	(5.4)
Legal and professional services	6,856	7,340	7,806	(484)	(466)	(6.6)	(6.0)
Computer software expense	9,475	8,831	6,327	644	2,504	7.3	39.6
Amortization and impairment of other intangible assets	2,675	2,674	2,675	1	(1)	—	—
Communication expense	3,694	3,483	3,635	211	(152)	6.1	(4.2)
Equipment	3,399	3,475	3,582	(76)	(107)	(2.2)	(3.0)
Advertising expense	2,401	2,550	2,342	(149)	208	(5.8)	8.9
Foreclosed asset expense	152	486	1,710	(334)	(1,224)	(68.7)	(71.6)
Other:
Charitable contributions	660	2,559	565	(1,899)	1,994	(74.2)	352.9
FDIC insurance assessment	2,052	2,706	2,848	(654)	(142)	(24.2)	(5.0)
Miscellaneous loan expenses	1,189	1,348	1,083	(159)	265	(11.8)	24.5
ATM and debit card expenses	1,771	1,538	1,566	233	(28)	15.1	(1.8)
Amortization of investments in low-income housing tax credit partnerships	1,045	1,078	1,363	(33)	(285)	(3.1)	(20.9)
Armored car expenses	879	896	864	(17)	32	(1.9)	3.7
Entertainment and promotions	1,101	1,059	968	42	91	4.0	9.4
Stationery and supplies	902	1,026	1,026	(124)	—	(12.1)	—
Directors' fees and expenses	827	662	795	165	(133)	24.9	(16.7)
Provision (credit) for residential mortgage loan repurchase losses	(387)	(1,352)	467	965	(1,819)	(71.4)	(389.5)
Reserve (credit) for unfunded loan commitments	141	(271)	(373)	412	102	(152.0)	(27.3)
Branch consolidation and relocation costs	737	—	1,336	737	(1,336)	N.M.	(100.0)
Other	6,429	6,093	6,378	336	(285)	5.5	(4.5)
Total other operating expense	$133,563	$127,042	$130,156	$6,521	$(3,114)	5.1	(2.4)

Total other operating expense as a percentage of average assets	2.54%	2.56%	2.73%

Total other operating expense of $133.6 million in 2016 increased by $6.5 million, or 5.1%, from total operating expense of $127.0 million in 2015, which decreased by $3.1 million, or 2.4%, compared to 2014.

The increase in total other operating expense in 2016, compared to 2015, was primarily due to higher salaries and employee benefits of $7.1 million. The higher salaries and employee benefits are primarily due to higher pension expense in 2016 of $4.2 million, combined with the one-time reversal of an accrual in the second quarter of 2015 of $2.4 million for a former executive officer's retirement benefits which will not be paid. In the fourth quarter of 2016, Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses. In addition to the higher salaries and employee benefits, the Company recognized a $0.7 million charge related to the early termination of a lease and recorded a credit to the provision for residential mortgage loan repurchase losses of $0.4 million in 2016, compared to a credit of $1.4 million in 2015. These increases were partially offset by lower charitable contributions of $1.9 million in 2016.

The decrease in total other operating expense in 2015, compared to 2014, was primarily due to a credit to the provision for residential mortgage loan repurchase losses of $1.4 million in 2015, compared to a charge of $0.5 million in 2014. In addition, in 2015 we recorded lower salaries and employee benefits of $1.5 million, no branch consolidation and relocation costs compared to $1.3 million in 2014, lower foreclosed asset expense of $1.2 million, and lower net occupancy expense of $0.8 million. These decreases were partially offset by increases in computer software expense of $2.5 million and charitable contributions of $2.0 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total operating expenses by total revenue. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 66.69% in 2016, compared to 68.92% in 2015 and 70.51% in 2014. The decrease in our efficiency ratio was primarily driven by the aforementioned decrease in other operating expenses and increase in net interest income.

On December 31, 2016, the Company elected to reclassify loan servicing fees, amortization of mortgage servicing rights, net gain on sale of residential mortgage loans, and unrealized gain (loss) on interest rate locks into a single line item called "mortgage banking income" in the Company's consolidated statements of income. Loan servicing fees and net gain on sale of residential mortgage loans were previously recorded in its own line in the other operating income section of the consolidated statements of income, while unrealized gain (loss) on interest rate locks was included as a component of other operating income - other. The amortization of mortgage servicing rights was previously recorded as a component of amortization and impairment of other intangible assets in the other operating expense section of the Company's consolidated statements of income. The components of mortgage banking income are disclosed in Note 15 - Mortgage Banking Income to the consolidated financial statements. The Company believes the reclassification provides a better presentation of revenues and costs of our mortgage banking activities. Comparative financial statements of prior years have been adjusted retrospectively.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of mortgage banking income in the consolidated statements of income:

Table 5. Reconciliation of Efficiency Ratio

As Reclassified:	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total operating expenses	$133,563	$127,042	$130,156	$134,792	$145,414

Net interest income	157,950	149,528	143,418	$133,109	$119,711
Total other operating income	42,316	34,799	41,166	50,201	54,239
Total revenue	$200,266	$184,327	$184,584	$183,310	$173,950

Efficiency ratio	66.69%	68.92%	70.51%	73.53%	83.60%

As Previously Reported:	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total operating expenses	$138,629	$131,227	$132,813	$139,536	$151,918

Net interest income	157,950	149,528	143,418	$133,109	$119,711
Total other operating income	47,382	38,984	43,823	54,945	60,743
Total revenue	$205,332	$188,512	$187,241	$188,054	$180,454

Efficiency ratio	67.51%	69.61%	70.93%	74.20%	84.19%

Impact of Change:	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total operating expenses	$(5,066)	$(4,185)	$(2,657)	$(4,744)	$(6,504)

Net interest income	—	—	—	$—	$—
Total other operating income	(5,066)	(4,185)	(2,657)	(4,744)	(6,504)
Total revenue	$(5,066)	$(4,185)	$(2,657)	$(4,744)	$(6,504)

Efficiency ratio	(0.82)%	(0.69)%	(0.42)%	(0.67)%	(0.59)%

Income Taxes

In 2016, the Company recorded net income tax expense of $25.2 million, compared to $27.1 million in 2015, and $20.4 million in 2014. Our effective tax rate was 34.9% in 2016 compared to 37.1% in 2015 and 33.5% in 2014. The decrease in the effective tax rate in 2016 from 2015 was primarily due to lower state income taxes. 2015 state income taxes included an additional expense for the reversal of a deferred tax liability that was taxed at the Hawaii long-term capital gain tax rate.

As of December 31, 2016, the valuation allowance on our net DTA totaled $2.8 million, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $58.9 million as of December 31, 2016, compared to a net DTA of $82.0 million as of December 31, 2015, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets of $5.38 billion at December 31, 2016 increased by $252.9 million, or 4.9%, from the $5.13 billion at December 31, 2015, and total liabilities of $4.88 billion at December 31, 2016 increased by $242.9 million, or 5.2%, from December 31, 2015. The increase in total assets and total liabilities in 2016 was due primarily to our deposit growth and deployment of these proceeds into higher yielding assets.

Loan Portfolio

Our lending activities are focused on commercial loans, commercial mortgages, construction loans, and leases to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgages and consumer loans to local homebuyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

To manage credit risk (i.e., the ability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers. The general underwriting guidelines require analysis and documentation to include among other things, overall credit worthiness of borrower, guarantor support, use of funds, loan term, minimum equity, loan-to-value standards, repayment terms, sources of repayment, covenants, pricing, collateral, insurance, and documentation standards.   All loan requests considered by us should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, asset verification, tax returns, title reports, and appraisals (where appropriate).

We score consumer and small business loans using underwriting matrices ("Scorecards") developed based on the results of an analysis from a reputable national credit scoring company commissioned by our Bank. The Scorecards use the attributes that were determined to most highly correlate with probability of repayment.  Those attributes include (i) credit score, (ii) credit limit amount, and (iii) debt-to-income ratio.

Loans and leases totaled $3.52 billion at December 31, 2016, which increased by $313.4 million, or 9.8%, from the $3.21 billion at December 31, 2015, which increased by $279.3 million, or 9.5%, from the $2.93 billion held at December 31, 2014. The increase in our loan portfolio in 2016 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was due to net increases in the following loan portfolios: commercial mortgage of $124.7 million, or 16.4%, residential mortgage of $82.9 million, or 7.3%, home equity of $59.2 million, or 19.6%, automobiles of $22.7 million, or 11.9%, other consumer of $18.2 million, or 8.4%, and construction of $16.7 million, or 19.6%. These increases were offset by net decreases in the commercial, financial, and agricultural loan portfolio of $10.6 million, or 2.0%, and the lease portfolio of $0.4 million, or 34.1%. In 2016, we transferred the collateral in two portfolio loans with a carrying value of $1.3 million to other real estate and recorded charge-offs of loans and leases of $6.9 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Commercial, financial and agricultural	$510,440	$521,086	$463,763	$398,716	$246,218
Real estate:
Construction	101,538	84,885	114,554	75,616	96,194
Mortgage:
Residential	1,217,234	1,134,325	1,054,005	960,961	811,870
Home equity	361,209	301,980	228,319	175,612	154,195
Commercial	885,439	760,749	703,273	702,767	741,580
Consumer:
Automobiles	212,926	190,202	150,559	149,780	70,219
Other consumer	235,427	217,277	214,585	160,908	73,164
Leases	677	1,028	3,140	6,241	10,504
Total loans and leases	3,524,890	3,211,532	2,932,198	2,630,601	2,203,944
Allowance for loan and lease losses	(56,631)	(63,314)	(74,040)	(83,820)	(96,413)
Net loans and leases	$3,468,259	$3,148,218	$2,858,158	$2,546,781	$2,107,531

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2016.

Table 7. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$373,006	$137,434	$510,440
Real estate:
Construction	97,873	3,665	101,538
Mortgage:
Residential	1,217,234	—	1,217,234
Home equity	361,209	—	361,209
Commercial	767,586	117,853	885,439
Consumer:
Automobiles	131,037	81,889	212,926
Other consumer	177,122	58,305	235,427
Leases	677	—	677
Total loans and leases	3,125,744	399,146	3,524,890
Allowance for loan and lease losses	(49,350)	(7,281)	(56,631)
Net loans and leases	$3,076,394	$391,865	$3,468,259

Commercial, Financial and Agricultural

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risk of credit losses could be greater in this loan category relative to secured loans where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our historical approach to commercial lending involves teams of lending and cash management personnel who focus on relationship development including loans, deposits and other bank services to new and existing commercial clients.

Our commercial, financial, and agricultural loan portfolio decreased by $10.6 million in 2016 after increasing by $57.3 million, $65.0 million, and $152.5 million in 2015, 2014, and 2013, respectively. The decrease in 2016 was primarily attributable to run-off of U.S. Mainland shared national credit balances of $43.9 million.

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

Our construction loan portfolio decreased by $20.6 million in 2013, then increased by $38.9 million in 2014. In 2015, our construction loan portfolio decreased by $29.7 million. In 2016, our construction loan portfolio increased by $16.7 million. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $50.5 million at December 31, 2016, compared to $47.5 million in the prior year, while remaining interest reserves was $1.0 million, or 1.9% of the outstanding principal balance of loans with interest reserves at December 31, 2016, compared to $2.5 million, or 5.3% of the outstanding principal balance of loans with interest reserves at December 31, 2015.

Interest reserves allow the Company to advance funds to borrowers to make scheduled payments during the construction period. These advances typically are capitalized and added to the borrower's outstanding loan balance, although we have the right to demand payment under certain circumstances. Our policy is to determine if interest reserve amounts are appropriately included in each project's construction budget and are adequate to cover the expected duration of the construction period.

The amount, terms, and conditions of the interest reserve are established when a loan is originated, although we generally have the option to demand payment if the credit profile of the borrower changes. We evaluate the viability and appropriateness of the construction project based on the project's complexity and feasibility, the time-line, as well as the creditworthiness of the borrowers, sponsors and/or guarantors, and the value of the collateral.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Closed-end loans	$1,217,234	49.4%	$1,134,325	51.7%	$1,054,005	53.1%	$960,961	52.2%	$811,870	47.6%
Home equity line-of-credit ("HELOC")	361,209	14.7	301,980	13.7	228,319	11.5	175,612	9.6	154,195	9.0
Subtotal	1,578,443	64.1	1,436,305	65.4	1,282,324	64.6	1,136,573	61.8	966,065	56.6

Commercial mortgage	885,439	35.9	760,749	34.6	703,273	35.4	702,767	38.2	741,580	43.4
Total mortgage loans	$2,463,882	100.0%	$2,197,054	100.0%	$1,985,597	100.0%	$1,839,340	100.0%	$1,707,645	100.0%

Residential

Residential mortgage loans include fixed- and adjustable-rate loans primarily secured by single-family owner-occupied residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed- and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. We emphasize residential mortgage loans for owner-occupied primary residences. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.5 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgages had been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2016 totaled $1.22 billion, increasing by $82.9 million, or 7.3%, from the $1.13 billion held at year-end 2015, which increased by $80.3 million, or 7.6%, from the $1.05 billion held at year-end 2014. The increase in closed-end residential mortgage loan balances was due primarily to the reinvestment of cash flow into higher yielding assets and increased demand from both new and existing customers as the real estate economy in Hawaii has continued to improve.

Residential mortgage loans held for sale at December 31, 2016 totaled $31.9 million, an increase of $17.8 million, or 126.0%, from the December 31, 2015 balance of $14.1 million, which increased by $1.7 million, or 14.1%, from the December 31, 2014 balance of $12.4 million. In 2016, 2015 and 2014, we did not securitize any residential mortgage loans.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating interest rates, are underwritten according to a policy and guidelines reviewed and approved by the Board of Directors annually. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. As of December 31, 2016, approximately 70% of the HELOCS in the portfolio are fully amortizing and the remaining 30% have a balloon payment due at maturity. All HELOCs today are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio (DTI), and maximum combined loan-to-value ratio (CLTV). During 2016, the weighted average FICO score for newly originated lines exceeded 760 and the weighted average CLTV was less than 60%. Any underwriting exceptions are recorded and tracked. As of December 31, 2016, more than 30% of all lines in the portfolio were secured by 1st lien mortgages at origination. All HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

HELOC balances as of December 31, 2016 totaled $361.2 million, increasing by $59.2 million, or 19.6%, from the $302.0 million held at year-end 2015, which increased by $73.7 million, or 32.3%, from the $228.3 million held at year-end 2014.

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

Commercial mortgage balances as of December 31, 2016 totaled $885.4 million, increasing by $124.7 million, or 16.4%, from the $760.7 million held at year-end 2015, which increased by $57.5 million, or 8.2%, from the $703.3 million held at year-end 2014. The increase in commercial mortgage balances was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$212,926	47.5%	$190,202	46.7%	$150,559	41.2%	$149,780	48.2%	$70,219	48.9%
Other revolving credit plans	81,124	18.1	73,756	18.1	67,099	18.4	61,835	19.9	35,074	24.5
Student loans	25,053	5.6	38,636	9.5	57,776	15.8	15,971	5.1	—	—
Other	129,250	28.8	104,885	25.7	89,710	24.6	83,102	26.8	38,090	26.6
Total consumer	$448,353	100.0%	$407,479	100.0%	$365,144	100.0%	$310,688	100.0%	$143,383	100.0%

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

Consumer loans totaled $448.4 million at December 31, 2016, increasing by $40.9 million, or 10.0%, from 2015's year-end balance of $407.5 million, which increased by $42.3 million, or 11.6%, compared to the $365.1 million held at year-end 2014. At December 31, 2016, automobile loans, primarily indirect dealer loans, comprised 47.5% of consumer loans outstanding.

Total automobile loans of $212.9 million at year-end 2016 increased by $22.7 million, or 11.9%, from 2015's year-end balance of $190.2 million, which increased by $39.6 million, or 26.3%, from $150.6 million at year-end 2014.

In 2016, we purchased two auto loan portfolios totaling $41.2 million, which included a $0.9 million premium over the $40.3 million outstanding balance. In 2015, we purchased two auto loan portfolios totaling $52.8 million, which included a $1.7 million premium over the $51.1 million outstanding balance. In 2014, we purchased a participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance.

Total student loans of $25.1 million at year-end 2016 decreased by $13.6 million, or 35.2%, from 2015's year-end balance of $38.6 million, which decreased by $19.1 million, or 33.1%, from $57.8 million at year-end 2014, primarily due to run-off.

In 2014, we purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchase.

Other consumer loans of $129.3 million at year-end 2016 increased by $24.4 million, or 23.3%, from 2015's year-end balance of $104.9 million, which increased by $15.2 million, or 16.9%, from $89.7 million at year-end 2014, primarily due to fixed-rate unsecured consumer loan portfolio purchases.

In 2016 and 2015, we also purchased fixed-rate unsecured consumer loan portfolios (included in other) totaling $35.7 million and $15.9 million, respectively, which represented the outstanding balances at the time of purchase.

We also issue solar photovoltaic loans (included in other) which totaled $10.4 million at December 31, 2016, compared to $13.9 million at December 31, 2015 and $17.7 million at December 31, 2014.

Concentrations of Credit Risk

As of December 31, 2016, approximately $2.57 billion, or 72.8% of loans outstanding were real estate related, including construction loans, residential mortgage loans and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 88.7% of our loan portfolio was concentrated in the Hawaii market while 11.3% was concentrated in the U.S. Mainland as of December 31, 2016.

Our foreign credit exposure as of December 31, 2016 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2016, commercial, financial and agricultural loans were 36.5% fixed rate and 63.5% variable rate. Real estate construction loans were 37.1% fixed rate and 62.9% variable rate. Residential mortgage loans, which include home equity lines and loans, were 63.1% fixed rate and 36.9% variable rate. Commercial mortgage loans were 32.4% fixed rate and 67.6% variable rate. Consumer loans were 76.5% fixed rate and 23.5% variable rate.

Commercial loans and commercial mortgage loans with variable interest rates are underwritten at the current market rate of interest. For commercial loans and commercial real estate loans with a fixed rate period that are not fully amortizing, the loans are underwritten at the current market rate of interest. At the expiration of the fixed rate period and/or maturity, the projected loan balance at that time is underwritten at an interest rate based on the current interest rate plus two percent per annum (2%).

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2016. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 21 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural
With fixed interest rates	$7,317	$91,351	$87,811	$186,479
With variable interest rates	21,459	164,974	137,528	323,961
	28,776	256,325	225,339	510,440
Real estate:
Construction
With fixed interest rates	7,058	14,546	16,032	37,636
With variable interest rates	11,788	36,636	15,478	63,902
	18,846	51,182	31,510	101,538
Residential mortgage and home equity
With fixed interest rates	2,828	5,998	986,783	995,609
With variable interest rates	4,136	25,840	552,858	582,834
	6,964	31,838	1,539,641	1,578,443
Commercial mortgage
With fixed interest rates	13,113	76,147	197,429	286,689
With variable interest rates	22,858	117,504	458,388	598,750
	35,971	193,651	655,817	885,439
Consumer - Automobiles and other
With fixed interest rates	4,721	242,767	95,543	343,031
With variable interest rates	31,741	42,810	30,771	105,322
	36,462	285,577	126,314	448,353
Leases
With fixed interest rates	62	615	—	677
With variable interest rates	—	—	—	—
	62	615	—	677
Total	$127,081	$819,188	$2,578,621	$3,524,890

All loans
With fixed interest rates	$35,099	$431,424	$1,383,598	$1,850,121
With variable interest rates	91,982	387,764	1,195,023	1,674,769
Total	$127,081	$819,188	$2,578,621	$3,524,890

Provision and Allowance for Loan and Lease Losses

As described above under "—Critical Accounting Policies and Use of Estimates," the Provision is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Company maintains its Allowance at an appropriate level as of a given balance sheet date to absorb management's best estimate of probable credit losses inherent in its loan portfolios that will likely be realized over various loss emergence periods. These periods are based upon management's comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of Allowance appropriateness is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a Board-approved policy and methodology.

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average amount of loans outstanding	$3,385,741	$3,038,100	$2,798,826	$2,394,955	$2,130,758

Allowance for loan and lease losses:
Balance at beginning of year	$63,314	$74,040	$83,820	$96,413	$122,093

Charge-offs:
Commercial, financial and agricultural	1,599	5,658	5,268	2,884	3,798
Real estate:
Construction	—	—	—	358	8,435
Mortgage:
Residential	—	—	—	750	689
Home equity	—	110	139	333	975
Commercial	209	838	1,041	6,768	2,033
Consumer:
Automobiles	1,563	1,479	907	6	1
Other consumer	3,491	3,171	2,574	1,517	1,470
Leases	—	—	8	—	28
Total	6,862	11,256	9,937	12,616	17,429

Recoveries:
Commercial, financial and agricultural	2,114	4,788	2,382	1,397	1,618
Real estate:
Construction	133	880	2,040	3,596	6,622
Mortgage:
Residential	695	1,121	907	1,091	835
Home equity	15	1,056	85	16	41
Commercial	1,024	6,719	53	4,240	488
Consumer:
Automobiles	888	948	576	18	—
Other consumer	827	662	520	629	1,025
Leases	—	27	8	346	5
Total	5,696	16,201	6,571	11,333	10,634
Net loans charged off (recovered)	1,166	(4,945)	3,366	1,283	6,795

Provision (credit) charged to operations	(5,517)	(15,671)	(6,414)	(11,310)	(18,885)

Balance at end of year	$56,631	$63,314	$74,040	$83,820	$96,413

Ratios:
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.61%	1.97%	2.53%	3.19%	4.37%

Net loans charged off (recovered) during year to average loans and leases outstanding during year	0.03%	(0.16)%	0.12%	0.05%	0.32%

Our Allowance at December 31, 2016 totaled $56.6 million, which represented a decrease of $6.7 million, or 10.6%, from year-end 2015. When expressed as a percentage of total loans and leases, our Allowance decreased to 1.61% at December 31, 2016, from 1.97% at year-end 2015. The decrease in our Allowance during 2016 was a result of a credit to the Provision of $5.5 million recognized during the year and $1.2 million in net charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2015 to year-end 2016 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets increased from 390.10% at December 31, 2015 to 616.43% at December 31, 2016. Our Allowance as a percentage of our nonaccrual loans increased from 443.75% at December 31, 2015 to 674.50% at December 31, 2016.

This trend was consistent with the improving credit quality as represented by non-performing assets of $9.2 million, $16.2 million, and $42.0 million at December 31, 2016, 2015 and 2014, respectively.  Net charge-offs were $1.2 million and $3.4 million, respectively, for the years ended December 31, 2016 and 2014, compared to net recoveries for the year ended December 31, 2015 of $4.9 million.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$8,637	14.5%	$6,905	16.2%	$8,954	15.8%	$13,196	15.2%	$4,987	11.2%
Real estate:
Construction	4,224	2.9	8,454	2.7	14,969	3.9	2,774	2.9	4,510	4.3
Mortgage:
Residential	15,055	34.5	14,642	35.3	15,031	36.0	21,303	36.5	22,857	36.8
Home equity	3,502	10.3	3,096	9.4	2,896	7.8	3,969	6.7	4,979	7.0
Commercial	19,104	25.1	21,847	23.7	20,869	24.0	29,947	26.7	50,574	33.7
Consumer:
Automobiles	3,000	6.0	2,891	5.9	3,373	5.1	3,170	5.7	1,186	3.2
Other	3,109	6.7	3,339	6.8	3,941	7.3	3,406	6.1	1,235	3.3
Leases	—	—	—	—	7	0.1	55	0.2	85	0.5
Unallocated	—	—	2,140	—	4,000	—	6,000	—	6,000	—
Total	$56,631	100.0%	$63,314	100.0%	$74,040	100.0%	$83,820	100.0%	$96,413	100.0%

The Allowance allocated to commercial loans totaled $8.6 million, or 1.7%, of commercial loans at December 31, 2016, compared to $6.9 million, or 1.3%, of related loans at December 31, 2015.

The Allowance allocated to construction loans totaled $4.2 million, or 4.2%, of construction loans at December 31, 2016, compared to $8.5 million, or 10.0%, of construction loans outstanding at December 31, 2015. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to improvement in credit quality of the portfolio and enhancements made to the Allowance methodology which eliminated the use of proxy loss rates.

The Allowance allocated to our residential mortgage loans totaled $15.1 million, or 1.2%, of total residential mortgage loans at December 31, 2016, compared to $14.6 million, or 1.3%, of related loans at December 31, 2015.

The Allowance allocated to our home equity loans totaled $3.5 million, or 1.0%, of total home equity loans at December 31, 2016, compared to $3.1 million, or 1.0%, of related loans at December 31, 2015.

The Allowance allocated to commercial mortgage loans totaled $19.1 million, or 2.2%, of those loans at December 31, 2016, compared to $21.8 million, or 2.9%, of related loans at December 31, 2015.

The Allowance allocated to automobile loans at December 31, 2016 totaled $3.0 million, or 1.4% of automobile loans at December 31, 2016, compared to $2.9 million, or 1.5%, of related loans at December 31, 2015.

The allowance for other consumer loans totaled $3.1 million, or 1.3% of other consumer loans at December 31, 2016, compared to $3.3 million, or 1.5% of related loans at December 31, 2015.

We did not allocate an Allowance for leases as of December 31, 2016 and 2015.

The unallocated portion of the Allowance at December 31, 2015 was $2.1 million. During the fourth quarter of 2016, the Company enhanced its Allowance methodology and eliminated the unallocated portion of the Allowance.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$1,877	$1,044	$13,007	$3,533	$3,510
Real estate:
Construction	—	—	310	4,015	38,742
Mortgage:
Residential	5,322	5,464	12,571	19,027	25,748
Home equity	333	666	477	1,244	1,751
Commercial	864	7,094	12,722	13,769	9,487
Leases	—	—	—	—	94
Total nonaccrual loans	8,396	14,268	39,087	41,588	79,332

Other real estate
Real estate:
Construction	—	—	747	3,770	8,105
Mortgage:
Residential	791	1,962	2,201	1,184	2,372
Commercial	—	—	—	209	209
Other real estate	791	1,962	2,948	5,163	10,686
Total nonperforming assets	9,187	16,230	42,035	46,751	90,018

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	—	—	—	—	344
Home equity	1,120	—	—	—	43
Consumer:
Automobiles	208	151	37	—	—
Other consumer	63	122	40	—	116
Leases	—	—	—	15	—
Total accruing loans delinquent for 90 days or more	1,391	273	77	15	503

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Restructured loans still accruing interest
Commercial, financial & agricultural	—	—	361	406	447
Real estate:
Construction	21	809	892	3,857	9,522
Mortgage:
Residential	14,292	16,224	16,878	15,648	15,366
Home equity	—	—	967	860	—
Commercial	1,879	3,224	10,405	2,502	6,425
Total restructured loans still accruing interest	16,192	20,257	29,503	23,273	31,760

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$26,770	$36,760	$71,615	$70,039	$122,281

Total nonperforming assets as a percentage of loans and leases and other real estate	0.26%	0.51%	1.43%	1.77%	4.06%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	0.30	0.51	1.43	1.77	4.09

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	0.76	1.14	2.44	2.66	5.52

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$16,230	$42,035	$46,751	$90,018	$195,594
Additions	6,326	11,863	28,295	27,648	46,641
Reductions:
Payments	(6,390)	(9,564)	(9,630)	(41,766)	(63,107)
Return to accrual status	(4,546)	(11,486)	(15,761)	(17,247)	(26,261)
Sales of foreclosed assets	(2,599)	(13,307)	(3,457)	(9,519)	(53,029)
Charge-offs and/or valuation adjustments	166	(3,311)	(4,163)	(2,383)	(9,820)
Total reductions	(13,369)	(37,668)	(33,011)	(70,915)	(152,217)
Balance at end of year	$9,187	$16,230	$42,035	$46,751	$90,018

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $9.2 million at December 31, 2016, compared to $16.2 million at December 31, 2015. Nonperforming assets at December 31, 2016 were comprised of $8.4 million in nonaccrual loans, none of which were loans classified as held for sale, and $0.8 million in other real estate.

The decline in 2016 was attributable to $6.4 million in repayments, $4.5 million in loans restored to accrual status, the sale of $2.6 million of foreclosed assets, and charge-offs and valuation adjustments totaling $0.2 million. All of these decreases were offset by $6.3 million in gross additions.

Net changes to nonperforming assets by category during 2016 included net decreases in Hawaii commercial mortgage assets totaling $6.2 million, Hawaii home equity assets totaling $0.3 million, and Hawaii residential mortgage assets totaling $1.3 million. These decreases were offset by an increase in Hawaii commercial, financial and agricultural assets totaling $0.8 million.

Loans delinquent for 90 days or more still accruing interest totaled $1.4 million at December 31, 2016, compared to $0.3 million at December 31, 2015. The increase was primarily attributable to a single home equity borrower totaling $1.1 million.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2016		2015		2014
	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)
	(Dollars in thousands)
Debt securities:
States and political subdivisions	$—	$185,041	$—	$190,473	$—	$191,645
Corporate securities	—	99,389	—	108,571	—	100,604
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	124,082	769,986	152,315	771,909	140,741	751,558
Residential-Non-government sponsored entities	—	51,547	—	64,032	—	46,693
Commercial-U.S. Government sponsored entities	93,586	—	95,602	—	97,546	—
Commercial-Non-government sponsored entities	—	137,224	—	136,354	—	137,641
Other	—	660	—	916	—	877
Total	$217,668	$1,243,847	$247,917	$1,272,255	$238,287	$1,229,018

Investment securities totaled $1.46 billion at December 31, 2016, decreasing by $58.7 million, or 3.9%, from the $1.52 billion held at December 31, 2015, which increased by $52.9 million, or 3.60%, from the $1.47 billion at year-end 2014.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2016.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
(Dollars in thousands)
Held-to-maturity portfolio:
Mortgage-backed securities - U.S. Government sponsored entities:
Within one year	$—	—%
After one but within five years	—	—

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
After five but within ten years	93,586	2.07
After ten years	124,082	1.93
Total mortgage-backed securities - U.S. Government sponsored entities:	217,668	1.99

Total held-to-maturity portfolio	$217,668	1.99%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$1,694	0.93%
After one but within five years	44,608	2.55
After five but within ten years	62,045	2.98
After ten years	76,694	3.61
Total debt securities - States and political subdivisions	185,041	3.12

Debt securities - Corporate:
Within one year	5,005	3.05
After one but within five years	88,766	2.75
After five but within ten years	5,618	3.15
After ten years	—	—
Total debt securities - Corporate	99,389	2.79

Mortgage-backed securities - U.S. Government sponsored entities:
Within one year	42	4.65
After one but within five years	9,891	2.83
After five but within ten years	70,587	2.41
After ten years	689,466	2.16
Total mortgage-backed securities - U.S. Government sponsored entities	769,986	2.19

Mortgage-backed securities - Non-government sponsored entities:
Within one year	—	—
After one but within five years	26,457	3.01
After five but within ten years	110,767	3.27
After ten years	51,547	3.44
Total mortgage-backed securities - Non-government sponsored entities	188,771	3.28

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	660	—
Total other	660	—

Total available-for-sale portfolio	$1,243,847	2.54%

Total investment securities	$1,461,515	2.46%

(1)	Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using an assumed tax rate of 35%.

As of December 31, 2016, the weighted average yield of the investment portfolio of 2.46% decreased by 16 bp from 2.62% in the prior year.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,265,246	$1,145,244	$1,034,146	$891,017	$843,292
Interest-bearing demand deposits	862,991	824,895	788,272	728,619	672,838
Savings and money market deposits	1,390,600	1,399,093	1,242,598	1,207,016	1,186,011
Time deposits less than $100,000	194,730	212,946	241,117	266,627	304,516
Core deposits	3,713,567	3,582,178	3,306,133	3,093,279	3,006,657

Government time deposits	701,417	664,756	600,504	612,592	434,566
Other time deposits $100,000 and greater	193,217	186,505	203,663	230,302	239,549
Total time deposits $100,000 and greater	894,634	851,261	804,167	842,894	674,115

Total deposits	$4,608,201	$4,433,439	$4,110,300	$3,936,173	$3,680,772

Total deposits of $4.61 billion at December 31, 2016 reflected an increase of $174.8 million, or 3.9%, from total deposits of $4.43 billion at December 31, 2015. Total deposits at December 31, 2015 increased by $323.1 million, or 7.9%, over the year-end 2014 balance of $4.11 billion. The increase in deposits in 2016 reflects net increases in savings and money market deposits of $8.5 million, noninterest-bearing demand deposits of $120.0 million, time deposits $100,000 and greater of $43.4 million, and interest-bearing demand deposits of $38.1 million. The net increases were offset by a net decrease in time deposits less than $100,000 of $18.2 million.

Core deposits totaled $3.71 billion at December 31, 2016 and increased by $131.4 million, or 3.7%, from December 31, 2015, which increased by $276.0 million or 8.3% from December 31, 2014. Core deposits as a percentage of total deposits was 80.6% at December 31, 2016, compared to 80.8% at December 31, 2015 and 80.4% at December 31, 2014. For additional information regarding the maturity of our time deposits of $100,000 or more, See Note 11 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 16 bp in 2016, while savings and money market deposit rates and interest-bearing demand deposit rates remained relatively unchanged. The average rate paid on all deposits increased 3 bp to 0.12% in 2016 from 0.09% in 2015, which remained unchanged from 0.09% in 2014.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,156,906	—%	$1,072,998	—%	$938,078	—%
Interest-bearing demand deposits	844,507	0.06	802,121	0.05	764,504	0.05
Savings and money market deposits	1,406,754	0.07	1,276,830	0.07	1,227,049	0.07
Time deposits	1,084,929	0.38	1,071,664	0.22	1,059,435	0.23
Total	$4,493,096	0.12%	$4,223,613	0.09%	$3,989,066	0.09%

We expect overall deposit rates to increase slightly in 2017 based on the FRB's expected path of interest rate increase throughout the year. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2016.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$135,000	$—	$—	$—	$135,000
Long-term debt	—	—	—	92,785	92,785
Pension plan and SERP obligations	2,273	4,364	4,163	23,169	33,969
Operating leases	6,564	11,124	9,168	21,488	48,344
Purchase obligations	16,761	6,725	1,534	107	25,127
Total	$160,598	$22,213	$14,865	$137,549	$335,225

Components of short-term borrowings and long-term debt are discussed in Note 12 - Short-Term Borrowings and Note 13 - Long-Term Debt, respectively, to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 17 - Pension Plans to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases represent leases on bank premises as discussed in Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts.

Contractual obligations in Table 18 - Contractual Obligations do not include off-balance sheet arrangements. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 24 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

Common and Preferred Equity

Shareholders' equity totaled $504.7 million at December 31, 2016, an increase of $10.0 million, or 2.0%, from the $494.6 million at December 31, 2015, which decreased by $73.4 million, or 12.9%, from December 31, 2014. When expressed as a percentage of total assets, shareholders' equity was 9.4% at December 31, 2016, compared to 9.6% at December 31, 2015 and 11.7% at December 31, 2014.

The increase in shareholders' equity from December 31, 2015 to December 31, 2016 was primarily attributable to net income of $47.0 million, partially offset by: 1) the repurchase of 796,822 shares of our common stock for a total cost of $18.2 million, excluding fees and expenses, under our stock repurchase program, and 2) cash dividends paid of $18.6 million. During 2016 we repurchased approximately 2.5% of our common stock outstanding at December 31, 2015.

The significant decrease in shareholders' equity from December 31, 2014 to December 31, 2015 was primarily attributable to : 1) the repurchase of 4,122,881 shares of our common stock for a total cost of $93.3 million, excluding fees and expenses, under our stock repurchase program, and 2) cash dividends paid of $26.1 million. These decreases were partially offset by $45.9 million in net income in 2015, respectively. During 2015 we repurchased approximately 11.70% of our common stock outstanding at December 31, 2015.

Our tangible common equity ratio was 9.29% at December 31, 2016, compared to 9.51% at December 31, 2015 and 11.52% at December 31, 2014. Our book value per share was $16.39, $16.06, and $16.12 at year-end 2016, 2015 and 2014, respectively. The decrease in our tangible common equity ratio in 2015 from 2014 was primarily attributable to the reduction in our common equity due to common stock repurchases completed in 2015, as well as the quarterly and special dividends paid in 2015. The increase in our book value per share from 2015 was primarily attributable to net income recorded in 2016 of $47.0 million, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2016.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 19. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Total shareholders’ equity	$504,650	$494,614	$568,041
Less:
Other intangible assets (excluding mortgage servicing rights)	(4,680)	(7,355)	(10,029)
Tangible common equity	499,970	487,259	558,012

Total assets	5,384,236	5,131,288	4,852,987
Less: Other intangible assets (excluding mortgage servicing rights)	(4,680)	(7,355)	(10,029)
Tangible assets	5,379,556	5,123,933	4,842,958

Tangible common equity to tangible assets	9.29%	9.51%	11.52%
Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II, CPB Statutory Trust III, CPB Capital Trust IV and CPB Statutory Trust V, which issued a total of $90.0 million in trust preferred securities. We previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014 as discussed below. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

In June 2013, the Company was notified that $10.0 million of the $15.0 million in trust preferred securities of Trust I would be auctioned off as part of a larger pooled collateralized debt obligation liquidation. The Company placed a bid of $9.0 million for the securities which was accepted by the trustee and the transaction closed on June 18, 2013. Because our accepted bid of $9.0 million was less than the $10.0 million carrying value, we recognized a gain of $1.0 million related to this transaction on October 7, 2013, when these securities were called. The Company determined that its investment in Trust I did not represent a variable interest and therefore the Company was not the primary beneficiary of Trust I. As a result, consolidation of Trust I by the Company was not required. In October 2013, the Company purchased the remaining $5.0 million in trust preferred securities of Trust I and in April 2014, the remaining $0.5 million in common stock of the Trust I was called. On August 27, 2014, Trust I was canceled with the state of Delaware.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2016, on a stand-alone basis, CPF had an available cash balance of approximately $19.5 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2016, the bank had Statutory Retained Earnings of $83.9 million.

Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures. For further information, see

"Dividends — Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

Share Repurchases

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share (the "Tender Offer").

The Tender Offer expired on March 21, 2014 and we accepted for purchase 3,405,888 shares of our common stock at the purchase price of $20.20 per share for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

On February 20, 2014, we also entered into repurchase agreements (the "Repurchase Agreements") with each of Carlyle Financial Services Harbor, L.P. ("Carlyle") and ACMO-CPF, L.L.C. ("Anchorage" and together with Carlyle, the "Lead Investors"), each of whom was the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate at that time) of our common stock, pursuant to which we agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price of the Tender Offer (the "Private Repurchases") (or an aggregate of $56.2 million of shares). Conditions to the Private Repurchases were satisfied and we purchased 1,391,089 shares from each of Carlyle and Anchorage at the Purchase Price for a total cost of $56.2 million, excluding fees and expenses related to the Private Repurchases. The Private Repurchases closed on April 7, 2014, the eleventh business day following the expiration of the Tender Offer.

The completion of the Tender Offer and the Private Repurchases resulted in the aggregate repurchase by us of 6,188,066 shares totaling $125 million, or 14.7% of our issued and outstanding shares of our common stock prior to the completion of the Tender Offer and the Private Repurchases.

On March 26, 2015, the Company, Carlyle and Anchorage (together the "Selling Shareholders"), and Citigroup Global Markets, Inc. (the "Underwriter") entered into a secondary offering underwriting agreement (the "March 2015 Underwriting Agreement") pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175.0 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75.0 million, excluding fees and expenses. On April 1, 2015, the transactions were consummated. The Company did not receive any of the proceeds from the sale of these shares and no shares were sold by the Company. The Company incurred $0.4 million of costs recorded in other expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

On June 4, 2015, the Company, the Selling Shareholders, and the Underwriter entered into another secondary offering underwriting agreement (the "June 2015 Underwriting Agreement") pursuant to which the Selling Shareholders agreed to each sell 1,500,000 shares for a total of 3,000,000 shares of CPF common stock, no par value per share, to the Underwriter at a price of $22.15 per common share for a total of approximately $66.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company incurred $0.2 million of costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders.

On August 3, 2015, the Company, the Selling Shareholders, and the Underwriter and UBS Investment Bank ("UBS") entered into a final underwriting agreement (the "August 2015 Underwriting Agreement") pursuant to which the Selling Shareholders sold their aggregate remaining interest in the Company of 5,538,624 shares of CPF common stock to the Underwriter and UBS at a price of $22.11 per common share for a total of approximately $122.5 million. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company did not incur any costs related to the final underwriting agreement.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company's outstanding common stock (the "2014 Repurchase Plan"). In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program.

In January 2015, our Board of Directors increased our repurchase authority under the 2014 Repurchase Plan by $25.0 million. In March, 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In 2015, an additional 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under this program. A total of $20.2 million authorized remained available for repurchase under the 2014 Repurchase Plan at December 31, 2015.

In January 2016, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaced and superseded in its entirety the 2014 Repurchase Plan. In 2016, 796,822 shares of common stock, at a cost of $18.2 million, excluding fees and expenses, were repurchased under this program. A total of $11.8 million authorized remained available for repurchase under the 2016 Repurchase Plan at December 31, 2016.

In January 2017, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2016. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other banks	$9,069	$—	$—	$—	$—	$—	$9,069
Investment securities	69,504	59,951	118,811	395,989	816,600	660	1,461,515
Loans held for sale	31,827	—	—	—	—	54	31,881
Loans and leases	847,425	256,042	451,177	1,112,453	855,714	2,079	3,524,890
Federal Home Loan Bank stock	11,572	—	—	—	—	—	11,572
Other assets	—	—	—	—	—	345,309	345,309
Total assets	$969,397	$315,993	$569,988	$1,508,442	$1,672,314	$348,102	$5,384,236

Liabilities and Equity
Noninterest-bearing deposits	$1,265,246	$—	$—	$—	$—	$—	$1,265,246
Interest-bearing deposits	2,714,950	365,573	161,104	77,559	23,769	—	3,342,955
Short-term borrowings	135,000	—	—	—	—	—	135,000
Long-term debt	92,785	—	—	—	—	—	92,785
Other liabilities	—	—	—	—	—	43,575	43,575
Equity	—	—	—	—	—	504,675	504,675
Total liabilities and equity	$4,207,981	$365,573	$161,104	$77,559	$23,769	$548,250	$5,384,236

Interest rate sensitivity gap	$(3,238,584)	$(49,580)	$408,884	$1,430,883	$1,648,545	$(200,148)	$—

Cumulative interest rate sensitivity gap	$(3,238,584)	$(3,288,164)	$(2,879,280)	$(1,448,397)	$200,148	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2016, over a one-year horizon, assuming no balance sheet growth and given both a 200 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+200bp	0.31%
-100bp	(4.36)%

Table 21. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other banks	$9,069	$—	$—	$—	$—	$—	$9,069	$9,069
Weighted average yields	0.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.50%

Fixed rate investments	$248,772	$188,076	$208,720	$227,515	$123,098	$467,651	$1,463,832	$1,457,553
Weighted average yields	2.25%	2.24%	2.20%	2.46%	2.48%	2.48%	2.37%

Equity investments	$—	$—	$—	$—	$—	$564	$564	$660
Weighted average yields	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed rate loans	$587,901	$412,663	$310,990	$198,135	$143,574	$335,589	$1,988,852	$1,930,502
Weighted average yields	3.93%	3.90%	3.87%	3.94%	4.08%	4.02%	3.94%

Variable rate loans	$540,434	$322,112	$222,620	$168,202	$128,988	$183,430	$1,565,786	$1,528,355
Weighted average yields	3.96%	3.45%	3.37%	3.32%	3.31%	3.18%	3.56%

Total - December 31, 2016	$1,386,176	$922,851	$742,330	$593,852	$395,660	$987,234	$5,028,103	$4,926,139
Total - December 31, 2015	$1,234,264	$797,450	$598,269	$496,747	$434,296	$1,187,417	$4,748,443	$4,632,287

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,253,591	$—	$—	$—	$—	$—	$2,253,591	$2,253,591
Weighted average rates paid	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%

Time deposits	$986,798	$38,779	$39,481	$11,928	$11,835	$543	$1,089,364	$1,088,436
Weighted average rates paid	0.48%	0.51%	0.86%	0.99%	1.06%	0.32%	0.51%

Short-term borrowings	$135,000	$—	$—	$—	$—	$—	$135,000	$135,000
Weighted average rates paid	0.74%	0.00%	0.00%	0.00%	0.00%	0.00%	0.74%

Long-term debt	$—	$—	$—	$—	$—	$92,785	$92,785	$68,186
Weighted average rates paid	0.00%	0.00%	0.00%	0.00%	0.00%	3.45%	3.45%

Total - December 31, 2016	$3,375,389	$38,779	$39,481	$11,928	$11,835	$93,328	$3,570,740	$3,545,213
Total - December 31, 2015	$3,257,440	$41,513	$26,016	$19,395	$12,275	$93,341	$3,449,980	$3,424,664

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including: the magnitude and timing of interest rate changes, prepayments on loans and investment securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment of asset and liability cash flows and others.

The table above presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. This differs from the assumptions used in Table 10 - Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates. See Note 25 - Fair Value of Assets and Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2016 was 76.5% compared to 72.4% at December 31, 2015. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $76.5 million in 2016, $74.5 million in 2015, and $71.4 million in 2014. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $277.2 million, $315.1 million and $83.1 million in 2016, 2015 and 2014, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2016, 2015 and 2014, net loan originations accounted for $239.0 million, $218.2 million and $245.1 million, respectively, of cash used in investing activities. Net proceeds received from sales and maturities of investment securities totaled $38.3 million and $223.0 million in 2016 and 2014, respectively, compared to net purchases of investment securities of $72.3 million in 2014. Investing activities included proceeds from sales of loans originated for investment of $6.7 million in 2015, and other real estate of $2.9 million, $6.7 million, and $3.9 million in 2016, 2015 and 2014, respectively. We did not sell any loans originated for investment in 2016 and 2014.

Cash provided by financing activities totaled $204.9 million, $234.8 million, and $48.4 million in 2016, 2015 and 2014, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2016, 2015 and 2014, we increased net deposits by $174.8 million, $323.1 million and $174.1 million, respectively. Net cash inflows from short-term debt totaled $66.0 million in 2016, $31.0 million in 2015 and $30.0 million in 2014. There were no cash outflows for long-term debt in 2016 and 2015. Net cash outflows for long-term debt totaled $14 thousand in 2014. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily dividends and stock repurchases, totaled $35.9 million, $119.3 million and $155.7 million of cash used in 2016, 2015 and 2014, respectively, due primarily to share repurchases under the Tender Offer, the Private Repurchases, and the 2014 and 2016 Repurchase Plans.

Core deposits have historically provided us with a sizeable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, continued access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company's and bank's financial position.

The bank is a member of and maintained a $1.41 billion line of credit with the FHLB as of December 31, 2016. Short-term borrowings under this arrangement totaled $135.0 million and $69.0 million at December 31, 2016 and 2015, respectively. There were no long-term borrowings under this arrangement at December 31, 2016 and 2015. FHLB advances outstanding at December 31, 2016 were secured by unencumbered investment securities with a fair value of $0.2 million and certain real estate loans with a carrying value of $1.84 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB. At December 31, 2016, $1.28 billion remained available under this arrangement.

The bank also maintained a line of credit with the Federal Reserve discount window of $63.7 million and $40.8 million as of December 31, 2016 and 2015, respectively. There were no advances outstanding under this arrangement at December 31, 2016 and 2015. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $129.9 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 12 - Short-Term Borrowings to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2016, net cash provided by operating activities amounted to $42.8 million. The primary source of funds in operating activities included dividends received from the bank of $30.0 million. Net cash used in financing activities amounted to $35.9 million. The primary use of funds in financing activities included the repurchases of common stock totaling $18.2 million and cash dividends of $18.6 million paid to our common shareholders.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 24 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

Impact of New Accounting Standards on Future Filings

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Principal versus Agent Considerations," ASU 2016-10, "Identifying Performance Obligations and Licensing," and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and other operating income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of other operating income. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. ASU 2016-02 is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the new pronouncement will not have a significant impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of our current total assets.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under "Part II, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk" and in Note 25 - Fair Value of Assets and Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Pacific Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Pacific Financial Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Pacific Financial Corp.:

We have audited Central Pacific Financial Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s allowance for loan and lease losses has been identified and included in Management’s Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Central Pacific Financial Corp. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
Honolulu, Hawaii
March 1, 2017

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and due from banks	$75,272	$71,797
Interest-bearing deposits in other banks	9,069	8,397
Investment securities:
Available for sale, at fair value	1,243,847	1,272,255
Held to maturity, at amortized cost (fair value of $214,366 at December 31, 2016 and $244,136 at December 31, 2015)	217,668	247,917
Total investment securities	1,461,515	1,520,172

Loans held for sale	31,881	14,109
Loans and leases	3,524,890	3,211,532
Allowance for loan and lease losses	(56,631)	(63,314)
Net loans and leases	3,468,259	3,148,218

Premises and equipment, net	48,258	49,161
Accrued interest receivable	15,675	14,898
Investment in unconsolidated subsidiaries	6,889	6,157
Other real estate	791	1,962
Mortgage servicing rights	15,779	17,797
Other intangible assets	4,680	7,355
Bank-owned life insurance	155,593	153,967
Federal Home Loan Bank stock	11,572	8,606
Other assets	79,003	108,692
Total assets	$5,384,236	$5,131,288

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,265,246	$1,145,244
Interest-bearing demand	862,991	824,895
Savings and money market	1,390,600	1,399,093
Time	1,089,364	1,064,207
Total deposits	4,608,201	4,433,439

Short-term borrowings	135,000	69,000
Long-term debt	92,785	92,785
Other liabilities	43,575	41,425
Total liabilities	4,879,561	4,636,649

Equity:
Preferred stock, no par value, authorized 1,000,000 shares, issued and outstanding none at December 31, 2016 and 2015	—	—
Common stock, no par value, authorized 185,000,000 shares, issued and outstanding 30,796,243 and 31,361,452 shares at December 31, 2016 and 2015, respectively	530,932	548,878
Surplus	84,180	82,847
Accumulated deficit	(108,941)	(137,314)
Accumulated other comprehensive income	(1,521)	203
Total shareholders' equity	504,650	494,614
Non-controlling interest	25	25
Total equity	504,675	494,639
Total liabilities and equity	$5,384,236	$5,131,288

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$132,028	$118,887	$112,137
Interest and dividends on investment securities:
Taxable interest	30,848	32,969	33,574
Tax-exempt interest	3,975	4,022	3,996
Dividends	42	36	23
Interest on deposits in other banks	67	35	33
Dividends on Federal Home Loan Bank stock	179	86	46
Total interest income	167,139	156,035	149,809
Interest expense:
Interest on deposits:
Demand	489	399	373
Savings and money market	1,043	916	901
Time	4,074	2,312	2,453
Interest on short-term borrowings	578	254	92
Interest on long-term debt	3,005	2,626	2,572
Total interest expense	9,189	6,507	6,391
Net interest income	157,950	149,528	143,418
Provision (credit) for loan and lease losses	(5,517)	(15,671)	(6,414)
Net interest income after provision for loan and lease losses	163,467	165,199	149,832
Other operating income:
Mortgage banking income	8,069	7,254	8,980
Service charges on deposit accounts	7,891	7,829	8,113
Other service charges and fees	11,449	11,461	11,754
Income from fiduciary activities	3,435	3,343	3,552
Income from bank-owned life insurance	2,685	2,034	2,922
Net gain on sales of foreclosed assets	607	568	971
Gain on sale of premises and equipment	3,537	—	—
Equity in earnings of unconsolidated subsidiaries	723	578	480
Fees on foreign exchange	519	450	464
Loan placement fees	494	720	437
Investment securities gains (losses)	—	(1,866)	240
Other	2,907	2,428	3,253
Total other operating income	42,316	34,799	41,166
Other operating expense:
Salaries and employee benefits	73,500	66,429	67,941
Net occupancy	14,065	14,432	15,252
Legal and professional services	6,856	7,340	7,806
Computer software expense	9,475	8,831	6,327
Amortization and impairment of other intangible assets	2,675	2,674	2,675
Communication expense	3,694	3,483	3,635
Equipment	3,399	3,475	3,582
Advertising expense	2,401	2,550	2,342
Foreclosed asset expense	152	486	1,710
Other	17,346	17,342	18,886
Total other operating expense	133,563	127,042	130,156
Income before income taxes	72,220	72,956	60,842
Income tax expense	25,228	27,088	20,389
Net income	$46,992	$45,868	$40,453

Per common share data:
Basic earnings per share	$1.52	$1.42	$1.08
Diluted earnings per share	1.50	1.40	1.07
Cash dividends declared	0.60	0.82	0.36
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$46,992	$45,868	$40,453
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(4,452)	(4,405)	22,711
Minimum pension liability adjustment	2,728	1,449	(3,707)
Other comprehensive income (loss), net of tax	(1,724)	(2,956)	19,004
Comprehensive income	$45,268	$42,912	$59,457

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2013	42,107,633	$—	$784,547	$75,498	$(184,087)	$(15,845)	$61	$660,174
Net income	—	—	—	—	40,453	$—	—	40,453
Other comprehensive loss	—	—	—	—	—	19,004	—	19,004
Cash dividends ($0.36 per share)	—	—	—	—	(13,405)	—	—	(13,405)
1,118 net shares of common stock sold by directors' deferred compensation plan	—	—	(11)	—	—	—	—	(11)
7,045,620 shares of common stock repurchased and other related costs	(7,045,620)	—	(142,405)	—	—	—	—	(142,405)
Share-based compensation	171,661	—	74	4,218	—	—	—	4,292
Non-controlling interests	—	—	—	—	—	—	(61)	(61)
Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	45,868	—	—	45,868
Other comprehensive income	—	—	—	—	—	(2,956)	—	(2,956)
Cash dividends ($0.82 per share)	—	—	—	—	(26,143)	—	—	(26,143)
8,159 net shares of common stock sold by directors' deferred compensation plan	—	—	(154)	—	—	—	—	(154)
4,122,881 shares of common stock repurchased and other related costs	(4,122,881)	—	(93,533)	—	—	—	—	(93,533)
Share-based compensation	250,659	—	360	3,131	—	—	—	3,491
Non-controlling interests	—	—	—	—	—	—	25	25
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	46,992	—	—	46,992
Other comprehensive income	—	—	—	—	—	(1,724)	—	(1,724)
Cash dividends ($0.60 per share)	—	—	—	—	(18,619)	—	—	(18,619)
22,800 net shares of common stock sold by directors' deferred compensation plan	—	—	(681)	—	—	—	—	(681)
796,822 shares of common stock repurchased and other related costs	(796,822)	—	(18,206)	—	—	—	—	(18,206)
Share-based compensation	231,613	—	941	1,333	—	—	—	2,274
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$46,992	$45,868	$40,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(5,517)	(15,671)	(6,414)
Depreciation and amortization	6,049	5,870	5,842
Gain on sale of premises and equipment	(3,537)	—	—
Amortization of mortgage servicing rights and other intangible assets	7,741	6,859	5,332
Write down of other real estate, net of gain on sale	(251)	198	1,133
Net amortization of investment securities	12,945	10,246	7,807
Share-based compensation	1,333	3,131	4,218
Net (gain) loss on sale of investment securities	—	1,866	(240)
Net gain on sales of residential loans	(7,631)	(6,107)	(5,545)
Proceeds from sales of loans held for sale	432,331	379,318	373,061
Originations of loans held for sale	(442,472)	(377,638)	(364,828)
Equity in earnings of unconsolidated subsidiaries	(723)	(578)	(480)
Increase in cash surrender value of bank-owned life insurance	(3,132)	(2,407)	(3,161)
Deferred income taxes	24,427	26,079	20,482
Net change in other assets and liabilities	7,930	(2,529)	(6,228)
Net cash provided by operating activities	76,485	74,505	71,432

Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	204,426	165,492	145,592
Proceeds from sales of investment securities available for sale	—	117,496	162,470
Purchases of investment securities available for sale	(195,456)	(344,766)	(98,408)
Proceeds from maturities of and calls on investment securities held to maturity	30,989	26,524	15,814
Purchases of investment securities held to maturity	(1,644)	(37,043)	(2,443)
Net loan originations	(239,006)	(218,195)	(245,099)
Purchases of loan portfolios	(76,946)	(68,754)	(62,648)
Proceeds from sales of loans originated for investment	—	6,658	—
Proceeds from sales of other real estate	2,850	6,691	3,865
Proceeds from bank-owned life insurance	1,506	723	481
Proceeds from sale of premises and equipment	4,287	—	—
Purchases of premises and equipment	(5,896)	(5,817)	(6,017)
Distributions from unconsolidated subsidiaries	645	524	531
Net return of capital from (contributions to) unconsolidated subsidiaries	(5)	—	466
Proceeds from redemption (purchases) of FHLB stock	(2,966)	35,326	2,261
Net cash used in investing activities	(277,216)	(315,141)	(83,135)

Cash flows from financing activities:
Net increase in deposits	174,762	323,139	174,127
Repayments of long-term debt	—	—	(14)
Net increase in short-term borrowings	66,000	31,000	29,985
Cash dividends paid on common stock	(18,619)	(26,143)	(13,405)
Repurchases of common stock	(18,206)	(93,533)	(142,405)
Net proceeds from issuance of common stock and stock option exercises	941	360	74
Net cash provided by financing activities	204,878	234,823	48,362
Net increase (decrease) in cash and cash equivalents	4,147	(5,813)	36,659

Cash and cash equivalents at beginning of year	80,194	86,007	49,348
Cash and cash equivalents at end of year	$84,341	$80,194	$86,007

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,705	$6,453	$6,413
Income taxes	—	1,642	—
Cash received during the year for:
Income taxes	1,605	—	185
Supplemental disclosure of noncash investing and financing activities:
Net change in common stock held by directors' deferred compensation plan	$681	$154	$11
Net reclassification of loans to other real estate	1,428	5,903	2,783
Net transfer of loans to loans held for sale	—	6,658	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015, and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 35 branches and 103 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, traveler's checks, safe deposit boxes, international banking services, night depository facilities and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. & Subsidiaries (consolidated). When we refer to "Central Pacific Financial Corp." or to the holding company, we are referring to the parent company on a standalone basis. When we refer to "our bank" or "the bank," we mean "Central Pacific Bank."

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

We have the following three reportable segments: (1) Banking Operations, (2) Treasury and (3) All Others. The Banking Operations segment includes construction and commercial real estate lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services, and our retail branch offices, which provide a full range of deposit and loan products, as well as various other banking services. The Treasury segment is responsible for managing the Company's investment securities portfolio and wholesale funding activities. The All Others segment consists of all activities not captured by the Banking Operations and Treasury segments described above and includes activities such as electronic banking, data processing and management of bank owned properties. For further information, see Note 26 - Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation". The bank also concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements as of December 31, 2016 and 2015.

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.7 million and $6.2 million, respectively, at December 31, 2016 and $0.6 million and $5.5 million, respectively, at December 31, 2015. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded loan commitments, deferred income tax assets and income tax expense, valuation of investment securities, other intangible assets and the related amortization thereon, pension liability and the fair value of certain financial instruments.

Consolidated Statements of Income Reclassification

On December 31, 2016, the Company elected to reclassify loan servicing fees, amortization of mortgage servicing rights, net gain on sale of residential mortgage loans, and unrealized gain (loss) on interest rate locks into a single line item called "mortgage banking income" in the Company's consolidated statements of income. Loan servicing fees and net gain on sale of residential mortgage loans were previously recorded in its own line in the other operating income section of the consolidated statements of income, while unrealized gain (loss) on interest rate locks was included as a component of other operating income - other. The amortization of mortgage servicing rights was previously recorded as a component of amortization and impairment of other intangible assets in the other operating expense section of the Company's consolidated statements of income. The components of mortgage banking income are disclosed in Note 15 - Mortgage Banking Income to the consolidated financial statements. The Company believes the reclassification provides a better presentation of revenues and costs of our mortgage banking activities. Comparative financial statements of prior years have been adjusted retrospectively.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available for sale, or held to maturity. Securities are designated as held to maturity only if we have the positive intent and ability to hold these securities to maturity. Held to maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI").

We use current quotations, where available, to estimate the fair value of investment securities. Where current quotations are not available, we estimate fair value based on the present value of expected future cash flows. We consider the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security's performance and our intent and ability to hold the security until recovery. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in other operating income. Realized gains and losses on the sale of investment securities are recorded in other operating income using the specific identification method.

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

Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when our intent to hold for the foreseeable future has changed. At the time of a loan's transfer to the held for sale account, the loan is recorded at the lower of cost or fair value. Any reduction in the loan's value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the allowance for loan and lease losses.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of incurred credit losses resulting from repurchased loans.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Unearned income represents net deferred loan fees (costs) that are recognized over the life of the related loan as an adjustment to yield. Net deferred loan fees (costs) are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Unamortized fees (costs) on loans paid in full are recognized as a component of interest income.

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

Our lease portfolio has declined over the last eight years and had an outstanding balance of $0.7 million and $1.0 million at December 31, 2016 and 2015, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is established through provisions for loan and lease losses (the "Provision") charged against income. Our policy is to charge a loan off in the period in which the loan is deemed to be uncollectible and all interest previously accrued but not collected is reversed against current period interest income. We consider a loan to be uncollectible when it is probable that a loss has been incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood of and/or timeframe for recovery of the amount due is uncertain, weak, or protracted. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

The Allowance is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

During the fourth quarter of 2016, the Company implemented an enhanced Allowance methodology due to the growth in the portfolio and improved credit quality. Management believes the enhanced methodology provides for greater precision in calculating the Allowance. The following summarizes the key enhancements made to the Allowance methodology:

•	Collapsed 128 segments into nine segments. The enhanced methodology uses FDIC Call Report codes to identify the nine segments.

•	Expanded the look-back period to 28 quarters to capture a longer economic cycle.

•	Utilized a migration analysis, versus average historical loss rate, to determine the historical loss rates for segments, with the exception of national syndicated loans due to limited loss history.

•	Applied a segment specific loss emergence period.

•	Determined qualitative reserves, calculated at the segment level, considering nine qualitative factors and based on a baseline risk weighting adjusted for current internal and external factors.

•	Eliminated the Moody's proxy rate that was applied under the previous methodology.

•	Eliminated the unallocated reserve.

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company. These three elements are explained below.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, Fair Value of Collateral, Observable Market Price, or Cash Flow. A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogenous groups. The enhanced methodology segments the portfolio by FDIC Call Report codes. This results in nine segments, and is more consistent with industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula ‘net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company intends to extend its look back period moving forward.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan portfolio, and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. In order to ensure that the qualitative adjustments are in compliance with current regulatory standards and U.S. GAAP, the Company is primarily basing adjustments on the nine standard factors outlined in the FRB's 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors include: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal & external factors.

In recognizing that current and relevant environmental (economic, market or other) conditions that can affect repayment may not yet be fully reflected in historical loss experience, qualitative adjustments are applied to factor in current loan portfolio and market intelligence. These adjustments, which are added to the historical loss rate, consider the nature of the Company's primary markets and are reasonable, consistently determined and appropriately documented. Management reviews the results of the qualitative adjustment quarterly to ensure it is consistent with the trends in the overall economy, and from time to time may make adjustments, if necessary, to ensure directional consistency.

Reserve for Unfunded Commitments

Our process for determining the reserve for unfunded loan commitments utilizes historical loss rates and is adjusted for estimated loan funding probabilities. The reserve for unfunded loan commitments is recorded separately through a valuation allowance included in other liabilities. Credit losses for off-balance sheet credit exposures are deducted from the allowance for credit losses on off-balance sheet credit exposures in the period in which the liability is settled. The allowance for credit losses on off-balance sheet credit losses is established by a charge to other operating expense.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are included in other operating expense and are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the applicable leases. Useful lives generally range from five to thirty-nine years for premises and improvements, and one to seven years for equipment. Major improvements and betterments are capitalized, while recurring maintenance and repairs are charged to operating expense. Net gains or losses on dispositions of premises and equipment are included in other operating income and operating expense.

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

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates, servicing cost and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

Non-Controlling Interest

Non-controlling interest at December 31, 2016 was comprised of capital and undistributed profits of the member of One Hawaii HomeLoans, LLC, other than the bank. Non-controlling interest on our consolidated balance sheet at December 31, 2016 and December 31, 2015 totaled $25 thousand.

Share Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock options and we recognize compensation expense for all share-based payment awards on a straight-line basis over their respective vesting period. See Note 16 - Share-Based Compensation for further discussion of our stock-based compensation.

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

Derivatives and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of an identified asset or liability ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability ("cash flow hedge") or (3) a transaction not qualifying for hedge accounting ("free standing derivative"). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income (loss) ("OCI"). These changes in fair value are subsequently reclassified to net income in the same period(s) that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As of December 31, 2016, the Company did not have any share-based payment awards that included performance targets that could be achieved after the requisite service period. As such, the adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments:1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." ASU 2016-15 provides guidance on eight statement of cash flow classification issues and is intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. ASU 2016-15 is effective for the Company's reporting period beginning January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary evaluation, our current practice is consistent with the update and we thus do not expect the update to have a reclassification impact. Additionally, we do not expect other changes in classification resulting from this update to be significant.

2. RESERVE REQUIREMENTS

The bank is required by the Federal Reserve Bank of San Francisco to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2016 and 2015 was $63.1 million and $59.5 million, respectively.

3. INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2016 and 2015 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	$124,082	$92	$(2,474)	$121,700
Commercial-U.S. Government sponsored entities	93,586	—	(920)	92,666
Total	$217,668	$92	$(3,394)	$214,366

Available-for-Sale:
Debt securities:
States and political subdivisions	$184,836	$2,002	$(1,797)	$185,041
Corporate securities	98,596	974	(181)	99,389
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	775,803	3,698	(9,515)	769,986
Residential-Non-government sponsored entities	51,681	627	(761)	51,547
Commercial-Non-government sponsored entities	135,248	2,387	(411)	137,224
Other	564	96	—	660
Total	$1,246,728	$9,784	$(12,665)	$1,243,847

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2015
Held-to-Maturity:
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	$152,315	$123	$(2,915)	$149,523
Commercial-U.S. Government sponsored entities	95,602	—	(989)	94,613
Total	$247,917	$123	$(3,904)	$244,136

Available-for-Sale:
Debt securities:
States and political subdivisions	$187,552	$3,819	$(898)	$190,473
Corporate securities	107,721	1,077	(227)	108,571
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	771,657	5,885	(5,633)	771,909
Residential-Non-government sponsored entities	64,286	733	(987)	64,032
Commercial-Non-government sponsored entities	135,439	2,033	(1,118)	136,354
Other	848	68	—	916
Total	$1,267,503	$13,615	$(8,863)	$1,272,255

The amortized cost and estimated fair value of our investment securities at December 31, 2016 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held-to-Maturity:
Mortgage-backed securities	$217,668	$214,366

Available-for-Sale:
Due in one year or less	$6,701	$6,699
Due after one year through five years	132,559	133,374
Due after five years through ten years	67,541	67,664
Due after ten years	76,631	76,693
Mortgage-backed securities	962,732	958,757
Other	564	660
Total	$1,246,728	$1,243,847

There were no investment security sales in 2016.

In the second quarter of 2015, we completed an investment portfolio repositioning strategy designed to reduce net interest income volatility and enhance the potential prospective earnings and an improved net interest margin. In connection with the repositioning, we sold $119.4 million in lower-yielding available-for-sale non-agency collateralized mortgage obligation securities, and purchased $120.6 million in higher yielding, longer duration mortgage-backed securities. The securities sold had an average net yield of 1.35% and a weighted average life of 4.4 years. Gross proceeds of the sale of $117.5 million were reinvested into agency mortgage-backed securities with an average net yield of 2.71% and weighted average life of 7.6 years. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the available-for-sale investment securities. Gross realized losses on the sale of the available-for-sale investment securities were $1.9 million. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Investment securities of $1.1 billion and $1.0 billion at December 31, 2016 and 2015, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were a total of 242 and 155 securities in an unrealized loss position at December 31, 2016 and 2015, respectively. Provided below is a summary of investment securities which were in an unrealized loss position at December 31, 2016 and 2015:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2016
Debt securities:
States and political subdivisions	$85,288	$(1,797)	$—	$—	$85,288	$(1,797)
Corporate securities	20,357	(181)	—	—	20,357	(181)

Mortgage-backed securities:
Residential-U.S. Government sponsored entities	648,923	(11,766)	3,978	(223)	652,901	(11,989)
Residential-Non-government sponsored entities	30,596	(761)	—	—	30,596	(761)
Commercial-U.S. Government sponsored entities	92,666	(920)	—	—	92,666	(920)
Commercial-Non-government sponsored entities	52,880	(411)	—	—	52,880	(411)
Total temporarily impaired securities	$930,710	$(15,836)	$3,978	$(223)	$934,688	$(16,059)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2015
Debt securities:
States and political subdivisions	$30,481	$(532)	$12,576	$(366)	$43,057	$(898)
Corporate securities	32,977	(227)	—	—	32,977	(227)

Mortgage-backed securities:
Residential-U.S. Government sponsored entities	507,525	(6,241)	88,271	(2,307)	595,796	(8,548)
Residential-Non-government sponsored entities	37,975	(987)	—	—	37,975	(987)
Commercial-U.S. Government sponsored entities	94,613	(989)	—	—	94,613	(989)
Commercial-Non-government sponsored entities	62,555	(961)	4,644	(157)	67,199	(1,118)
Total temporarily impaired securities	$766,126	$(9,937)	$105,491	$(2,830)	$871,617	$(12,767)

The unrealized losses on the Company's investment securities were caused by market conditions. Investment securities are evaluated on a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer, and for mortgage related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security. All of these investment securities continue to be investment grade rated by one or more major rating agencies.

Other-than-temporary impairment ("OTTI")

Unrealized losses for all investment securities are reviewed to determine whether the losses are "other-than-temporary." Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

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

The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses.

The declines in market value were primarily attributable to changes in interest rates and volatility in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider our investments to be other-than-temporarily impaired.

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Commercial, financial & agricultural	$509,987	$520,457
Real estate:
Construction	101,729	85,196
Mortgage:
Residential	1,213,983	1,131,882
Home equity	361,210	301,980
Commercial	886,615	761,566
Consumer:
Automobiles	212,926	190,202
Other consumer	235,684	217,822
Leases	677	1,028
Subtotal	3,522,811	3,210,133
Net deferred costs	2,079	1,399
Total loans and leases	$3,524,890	$3,211,532

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment's predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial and industrial (including leases)

segment's predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The consumer segment's predominant risk characteristics are employment and income levels as they relate to the consumer.

During the year ended December 31, 2016, we transferred the collateral in two portfolio loans with a carrying value of $1.3 million to other real estate. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2016. In addition, we did not sell any portfolio loans during the year ended December 31, 2016.

In 2016, we purchased two auto loan portfolios totaling $41.2 million, which included a $0.9 million premium over the $40.3 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 64 months. In 2016, we also purchased two unsecured consumer loan portfolios totaling $35.7 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months.

During the year ended December 31, 2015, we transferred the collateral in eight portfolio loans with a carrying value of $2.2 million to other real estate. In the second quarter of 2015, we transferred two portfolio loans with a carrying value of $6.6 million to the held-for-sale category, and later sold the two loans in the second quarter of 2015 at its carrying value.

In 2015, we purchased two auto loan portfolios for $52.8 million, which included a $1.7 million premium over the $51.1 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 74 months. In 2015, we also purchased unsecured consumer loans totaling $15.9 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 37 months.

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. An analysis of the activity of such loans follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$10,475	$29,231
Additions	8,398	10,392
Repayments	(1,726)	(20,863)
Other changes	—	(8,285)
Balance, end of year	$17,147	$10,475
Other changes represent changes in the composition of directors, executive officers and their affiliates that occurred during the year.

Impaired Loans

The following tables present by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company's impairment method as of December 31, 2016 and 2015:

		Real Estate
	Comm., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer - Auto.	Consumer - Other	Leases	Total
	(Dollars in thousands)
December 31, 2016
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,637	4,224	15,055	3,502	19,104	3,000	3,109	—	56,631
Total ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	$3,109	$—	$56,631

Loans and leases:
Individually evaluated for impairment	$1,877	$2,936	$19,940	$333	$5,637	$—	$—	$—	$30,723
Collectively evaluated for impairment	508,110	98,793	1,194,043	360,877	880,978	212,926	235,684	677	3,492,088
Subtotal	509,987	101,729	1,213,983	361,210	886,615	212,926	235,684	677	3,522,811
Net deferred costs (income)	453	(191)	3,251	(1)	(1,176)	—	(257)	—	2,079
Total ending balance	$510,440	$101,538	$1,217,234	$361,209	$885,439	$212,926	$235,427	$677	$3,524,890

		Real Estate
	Comm., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer - Auto.	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
December 31, 2015
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$51	$—	$—	$—	$—	$51
Collectively evaluated for impairment	6,905	8,454	14,642	3,096	21,796	2,891	3,339	—	—	61,123
Subtotal	6,905	8,454	14,642	3,096	21,847	2,891	3,339	—	—	61,174
Unallocated	—	—	—	—	—	—	—	—	2,140	2,140
Total ending balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314

Loans and leases:
Individually evaluated for impairment	$1,044	$4,126	$21,940	$776	$10,318	$—	$—	$—	$—	$38,204
Collectively evaluated for impairment	519,413	81,070	1,109,942	301,204	751,248	190,202	217,822	1,028	—	3,171,929
Subtotal	520,457	85,196	1,131,882	301,980	761,566	190,202	217,822	1,028	—	3,210,133
Net deferred costs (income)	629	(311)	2,443	—	(817)	—	(545)	—	—	1,399
Total ending balance	$521,086	$84,885	$1,134,325	$301,980	$760,749	$190,202	$217,277	$1,028	$—	$3,211,532

The following table presents by class, impaired loans as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$1,988	$1,877	$—	$1,155	$1,044	$—
Real estate:
Construction	9,056	2,936	—	10,472	4,126	—
Residential mortgage	21,568	19,940	—	24,016	21,940	—
Home equity	333	333	—	776	776	—
Commercial mortgage	5,637	5,637	—	10,010	9,152	—
Total	38,582	30,723	—	46,429	37,038	—
Impaired loans with an Allowance recorded:
Real estate: Commercial mortgage	—	—	—	1,166	1,166	51
Total	—	—	—	1,166	1,166	51
Total impaired loans	$38,582	$30,723	$—	$47,595	$38,204	$51

The following table presents by class, the average recorded investment and interest income recognized on impaired loans as of December 31, 2016, 2015 and 2014:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial & agricultural	$1,891	$10	$6,273	$17	$14,303	$22
Real estate:
Construction	3,509	123	4,428	190	5,517	163
Residential mortgage	21,809	236	25,556	60	30,938	564
Home equity	472	17	545	18	2,164	63
Commercial mortgage	8,537	321	14,240	373	18,692	397
Total	$36,218	$707	$51,042	$658	$71,614	$1,209

Foreclosure Proceedings

The Company had $0.3 million and $0.9 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2016 and 2015, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of December 31, 2016 and 2015:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2016
Commercial, financial & agricultural	$761	$80	$—	$1,877	$2,718	$507,722	$510,440
Real estate:
Construction	—	—	—	—	—	101,538	101,538
Mortgage:
Residential	5,014	478	—	5,322	10,814	1,206,420	1,217,234
Home equity	43	280	1,120	333	1,776	359,433	361,209
Commercial	127	—	—	864	991	884,448	885,439
Consumer:
Automobiles	743	353	208	—	1,304	211,622	212,926
Other consumer	639	272	63	—	974	234,453	235,427
Leases	—	—	—	—	—	677	677
Total	$7,327	$1,463	$1,391	$8,396	$18,577	$3,506,313	$3,524,890

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2015
Commercial, financial & agricultural	$276	$140	$—	$1,044	$1,460	$519,626	$521,086
Real estate:
Construction	—	—	—	—	—	84,885	84,885
Mortgage:
Residential	3,134	325	—	5,464	8,923	1,125,402	1,134,325
Home equity	700	220	—	666	1,586	300,394	301,980
Commercial	54	—	—	7,094	7,148	753,601	760,749
Consumer:
Automobiles	912	168	151	—	1,231	188,971	190,202
Other consumer	531	353	122	—	1,006	216,271	217,277
Leases	—	—	—	—	—	1,028	1,028
Total	$5,607	$1,206	$273	$14,268	$21,354	$3,190,178	$3,211,532

Interest income totaling $0.6 million, $0.5 million, and $0.4 million was recognized on nonaccrual loans, including loans held for sale, in 2016, 2015 and 2014, respectively. Additional interest income of $1.2 million, $1.5 million, and $4.0 million would have been recognized in 2016, 2015 and 2014, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $1.3 million, $0.8 million, and $0.2 million was collected and recognized on charged-off loans in 2016, 2015 and 2014, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2016 consisted of 21 Hawaii residential mortgage loans with a combined principal balance of $2.8 million and three Hawaii commercial loans with a combined principal balance of $0.8 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. At December 31, 2015, TDRs included in nonperforming assets consisted of 26 loans with a combined principal balance of $6.6 million.

There were $16.2 million of TDRs still accruing interest at December 31, 2016, none of which were more than 90 days delinquent. At December 31, 2015, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2016 and 2015.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016			Year ended December 31, 2015
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Commercial, financial & agricultural	—	$—	$—	1	$488	$—
Real estate: Residential mortgage	3	282	—	3	4,131	—
Total	3	282	—	4	4,619	—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2016 and 2015.

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

Special Mention. Loans and leases classified as special mention, while still adequately protected by the borrower's capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management's close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans and leases classified as substandard are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following tables present by class and credit indicator, the recorded investment in the Company's loans and leases as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2016
Commercial, financial & agricultural	$502,305	$2,632	$5,050	$—	$509,987	$453	$510,440
Real estate:
Construction	91,812	9,896	21	—	101,729	(191)	101,538
Mortgage:
Residential	1,208,552	109	5,322	—	1,213,983	3,251	1,217,234
Home equity	359,757	—	1,453	—	361,210	(1)	361,209
Commercial	852,872	18,845	14,898	—	886,615	(1,176)	885,439
Consumer:
Automobiles	212,718	—	50	158	212,926	—	212,926
Other consumer	235,544	—	140	—	235,684	(257)	235,427
Leases	677	—	—	—	677	—	677
Total	$3,464,237	$31,482	$26,934	$158	$3,522,811	$2,079	$3,524,890

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2015
Commercial, financial & agricultural	$514,971	$2,168	$3,318	$—	$520,457	$629	$521,086
Real estate:
Construction	83,601	808	787	—	85,196	(311)	84,885
Mortgage:
Residential	1,126,418	—	5,464	—	1,131,882	2,443	1,134,325
Home equity	301,314	—	666	—	301,980	—	301,980
Commercial	705,520	41,335	14,711	—	761,566	(817)	760,749
Consumer:
Automobiles	190,051	—	151	—	190,202	—	190,202
Other consumer	217,727	95	—	—	217,822	(545)	217,277
Leases	1,028	—	—	—	1,028	—	1,028
Total	$3,140,630	$44,406	$25,097	$—	$3,210,133	$1,399	$3,211,532

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2016 and 2015, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	1,217	(4,363)	(282)	391	(3,558)	784	2,434	—	(2,140)	(5,517)
	8,122	4,091	14,360	3,487	18,289	3,675	5,773	—	—	57,797
Charge-offs	1,599	—	—	—	209	1,563	3,491	—	—	6,862
Recoveries	2,114	133	695	15	1,024	888	827	—	—	5,696
Net charge-offs (recoveries)	(515)	(133)	(695)	(15)	(815)	675	2,664	—	—	1,166
Ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	$3,109	$—	$—	$56,631

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2015
Beginning balance	$8,954	$14,969	$15,031	$2,896	$20,869	$3,373	$3,941	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(1,179)	(7,395)	(1,510)	(746)	(4,903)	49	1,907	(34)	(1,860)	(15,671)
	7,775	7,574	13,521	2,150	15,966	3,422	5,848	(27)	2,140	58,369
Charge-offs	5,658	—	—	110	838	1,479	3,171	—	—	11,256
Recoveries	4,788	880	1,121	1,056	6,719	948	662	27	—	16,201
Net charge-offs (recoveries)	870	(880)	(1,121)	(946)	(5,881)	531	2,509	(27)	—	(4,945)
Ending balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2014
Beginning balance	$13,196	$2,774	$22,102	$3,170	$29,947	$3,170	$3,406	$55	$6,000	$83,820
Provision (credit) for loan and lease losses	(1,356)	10,155	(7,978)	(220)	(8,090)	534	2,589	(48)	(2,000)	(6,414)
	11,840	12,929	14,124	2,950	21,857	3,704	5,995	7	4,000	77,406
Charge-offs	5,268	—	—	139	1,041	907	2,574	8	—	9,937
Recoveries	2,382	2,040	907	85	53	576	520	8	—	6,571
Net charge-offs	2,886	(2,040)	(907)	54	988	331	2,054	—	—	3,366
Ending balance	$8,954	$14,969	$15,031	$2,896	$20,869	$3,373	$3,941	$7	$4,000	$74,040

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of year	$51	$1,533	$349
Provision for loan and lease losses	—	51	1,354
Other changes	(51)	(1,533)	(170)
Balance, end of year	$—	$51	$1,533

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2016 and 2015, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan's observable market price, or the net present value of future cash flows, as appropriate.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $2.0 million and $2.7 million at December 31, 2016 and 2015, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.2 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2016 and 2015, respectively.

7. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
Land	$8,309	$9,006
Office buildings and improvements	96,898	100,892
Furniture, fixtures and equipment	34,191	30,963
Gross premises and equipment	139,398	140,861
Accumulated depreciation and amortization	(91,140)	(91,700)
Net premises and equipment	$48,258	$49,161

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net occupancy	$4,097	$3,997	$3,845
Equipment	1,952	1,873	1,997
Total	$6,049	$5,870	$5,842

8. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries as of December 31, 2016 and 2015 consisted of the following components:

	December 31,
	2016	2015
	(Dollars in thousands)
Investments in low income housing tax credit partnerships	$3,353	$2,699
Trust preferred investments	2,792	2,792
Investments in affiliates	690	612
Other	54	54
Total	$6,889	$6,157

The Company had $1.7 million in unfunded low income housing commitments as of December 31, 2016. The entire amount is expected to be paid in 2018. The Company did not have any unfunded low income housing commitments as of December 31, 2015.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cost method:
Amortization expense recognized in other operating expense	$1,045	$1,078	$1,363
Federal and state tax credits recognized in income tax expense	1,174	1,225	1,870

9. OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the periods presented:

	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance as of December 31, 2014	$10,029	$19,668	$29,697
Additions	—	2,314	2,314
Amortization	(2,674)	(4,185)	(6,859)
Balance as of December 31, 2015	$7,355	$17,797	$25,152
Additions	—	3,048	3,048
Amortization	(2,675)	(5,066)	(7,741)
Balance as of December 31, 2016	$4,680	$15,779	$20,459

The gross carrying value, accumulated amortization and net carrying value related to our other intangible assets are presented below:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Core deposit premium	$44,642	$(39,962)	$4,680	$44,642	$(37,287)	$7,355
Mortgage servicing rights	62,049	(46,270)	15,779	59,001	(41,204)	17,797
Total	$106,691	$(86,232)	$20,459	$103,643	$(78,491)	$25,152

Based on our other intangible assets held as of December 31, 2016, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
2017	$2,674	$2,623	$5,297
2018	2,006	2,176	4,182
2019	—	1,848	1,848
2020	—	1,597	1,597
2021	—	1,345	1,345
Thereafter	—	6,190	6,190
Total	$4,680	$15,779	$20,459

At December 31, 2016, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations segment, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $3.0 million, $2.3 million, and $2.2 million in 2016, 2015 and 2014, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates, servicing costs and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Fair market value, beginning of period	$18,345	$19,975
Fair market value, end of period	18,087	18,345
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	14.3%	14.3%

Fair values at December 31, 2016 and 2015 reflected approximately $2.12 billion and $2.17 billion, respectively, in loans serviced for others.

10. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2016.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2016, we were a party to interest rate lock and forward sale commitments on $0.9 million and $32.5 million of mortgage loans, respectively. At December 31, 2015, we were a party to interest rate lock and forward sale commitments on $24.0 million and $10.0 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
hedging instruments	Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
(Dollars in thousands)
Interest rate contracts	Other assets / other liabilities	$260	$68	$118	$9

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives not in Cash Flow Hedging Relationship	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2016
Interest rate contracts	Mortgage banking income	$83

Year ended December 31, 2015
Interest rate contracts	Mortgage banking income	(324)

11. DEPOSITS

Time deposits of $100,000 or more totaled $894.6 million and $851.3 million at December 31, 2016 and 2015, respectively.

Interest expense on certificates of deposits of $100,000 or more totaled $3.3 million, $1.5 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Maturities of time deposits of $100,000 or more as of December 31, 2016 were as follows (in thousands):

Period Ending:
Three months or less	$421,536
Over three through six months	321,475
Over six through twelve months	101,892
2018	19,235
2019	18,234
2020	4,871
2021	7,391
Thereafter	—
Total	$894,634

At December 31, 2016 and 2015, overdrawn deposit accounts totaling $0.7 million and $0.5 million have been reclassified as loans on the consolidated balance sheets.

12. SHORT-TERM BORROWINGS

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.41 billion line of credit, of which $1.28 billion remained available as of December 31, 2016. At December 31, 2016, short-term borrowings under this arrangement totaled $135.0 million. At December 31, 2015, short-term borrowings under this arrangement totaled $69.0 million.

At December 31, 2016 and 2015, our bank had additional unused borrowings available at the Federal Reserve discount window of $63.7 million and $40.8 million, respectively. As of December 31, 2016 and 2015, certain commercial real estate and commercial loans with a carrying value totaling $129.9 million and $87.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $0.6 million, $0.3 million and $0.1 million in 2016, 2015 and 2014, respectively.

A summary of our short-term borrowings as of December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amount outstanding at December 31	$135,000	$69,000	$38,000
Average amount outstanding during year	110,928	92,045	31,732
Highest month-end balance during year	226,000	157,000	102,000
Weighted average interest rate on balances outstanding at December 31	0.74%	0.35%	0.25%
Weighted average interest rate during year	0.52%	0.28%	0.29%

13. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
Subordinated debentures	$92,785	$92,785

FHLB Advances

There were no FHLB long-term Advances outstanding as of December 31, 2016 and 2015. At December 31, 2016, our bank had FHLB advances available of approximately $1.28 billion, which was secured by unencumbered investment securities with a fair value of $0.2 million and certain real estate loans with a carrying value of $1.84 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. There was no interest expense on long-term FHLB advances in 2016 and 2015, compared to less than $1 thousand in 2014, respectively.

Subordinated Debentures

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"). Trust II issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The principal assets of Trust II are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. Trust II issued $0.6 million of common securities to the Company.

Trust III issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. Trust III issued $0.6 million of common securities to the Company.

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV ("Trust IV"). Trust IV issued $30.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company's subordinated debentures with an identical interest rate and maturity as the Trust IV trust preferred securities. Trust IV issued $0.9 million of common securities to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V ("Trust V"). Trust V issued $20.0 million in trust preferred securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company's subordinated debentures with an identical interest rate and maturity as the Trust V trust preferred securities. Trust V issued $0.6 million of common securities to the Company.

The trust preferred securities, the subordinated debentures that are the assets of Trusts II, III, IV and V and the common securities issued by Trusts II, III, IV and V are redeemable in whole or in part on any interest payment date on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

At December 31, 2016, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year Ending December 31:
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	92,785
Total	$92,785

14. EQUITY

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits in the future would have been limited if we had experienced an "ownership change" for U.S. federal income tax purposes. In general, an "ownership change" would have occurred if there was a cumulative increase in the Company's ownership by "5-percent shareholders" (as defined under U.S. income tax laws) that exceeded 50 percentage points over a rolling three-year period.

On November 23, 2010, our board declared a dividend of preferred share purchase rights ("Rights") in respect to our common stock which were issued pursuant to a Tax Benefits Preservation Plan, dated as of November 23, 2010 (the "Tax Benefits Preservation Plan"), between the Company and Wells Fargo Bank, National Association, as rights agent. Each Right represents the right to purchase, upon the terms and subject to the conditions in the Plan, 1/10,000th of a share of our Junior Participating Preferred Stock, Series C, no par value, for $6.00, subject to adjustment. The Tax Benefits Preservation Plan was designed to reduce the likelihood that the Company will experience an ownership change by discouraging any person from becoming a beneficial owner of 4.99% or more of our common stock (a "Threshold Holder"). Our Board of Directors determined in January 2016 that it was no longer necessary to continue the Tax Benefits Preservation Plan because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs. As a result, our Tax Benefits Preservation Plan expired in accordance with its terms on February 18, 2016.

To further protect our tax benefits, on January 26, 2011, our Board approved an amendment to our restated articles of incorporation to restrict transfers of our stock if the effect of an attempted transfer would cause the transferee to become a Threshold Holder or to cause the beneficial ownership of a Threshold Holder to increase (the "Protective Charter Amendment"). At our annual meeting of shareholders on April 27, 2011, we proposed the amendment which shareholders approved. In 2014, our Board of Directors and shareholders approved an amendment to the Protective Charter Amendment to extend it for up to an additional two years (until May 2, 2016). Our Board of Directors determined to let the Protective Charter Amendment naturally expire in accordance with its terms on May 2, 2016 because we have utilized a significant portion of our tax benefits and we expect to be able to utilize the remaining benefits even if an ownership change occurs.

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2016, the bank had Statutory Retained Earnings of $83.9 million.

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

On February 21, 2014, we announced a tender offer to purchase for cash up to $68.8 million in value of shares of our common stock at a price not greater than $21.00 nor less than $18.50 per share (the "Tender Offer").

The Tender Offer expired on March 21, 2014 and 3,369,850 shares of our common stock were properly tendered and not withdrawn at or below the purchase price of $20.20 per share ("Purchase Price"). In addition, 167,572 shares were tendered through notice of guaranteed delivery at or below the Purchase Price. Based on these results, we accepted for purchase 3,405,888 shares, at the Purchase Price for a total cost of $68.8 million, excluding fees and expenses related to the Tender Offer. The Tender Offer closed on March 28, 2014.

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

On February 20, 2014, we also entered into repurchase agreements (the "Repurchase Agreements") with each of Carlyle Financial Services Harbor, L.P. ("Carlyle") and ACMO-CPF, L.L.C. ("Anchorage" and together with Carlyle, the "Lead Investors"), each of whom was the owner of 9,463,095 shares (representing 22.5% of the outstanding shares or 44.9% in the aggregate at that time) of our common stock, pursuant to which we agreed to purchase up to $28.1 million of shares of common stock from each of the Lead Investors at the Purchase Price of the Tender Offer (the "Private Repurchases") (or an aggregate of $56.2 million of shares). Conditions to the Private Repurchases were satisfied and we purchased 1,391,089 shares from each of Carlyle and Anchorage at the Purchase Price for a total cost of $56.2 million, excluding fees and expenses related to the Private Repurchases. The Private Repurchases closed on April 7, 2014, the eleventh business day following the expiration of the Tender Offer.

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

On March 26, 2015, the Company, Carlyle and Anchorage (together the "Selling Shareholders"), and Citigroup Global Markets, Inc. (the "Underwriter") entered into a secondary offering underwriting agreement (the "March 2015 Underwriting Agreement") pursuant to which the Selling Shareholders agreed to each sell 3,802,694 shares for a total of 7,605,388 shares of CPF common stock, no par value per share, to the Underwriter at a price of $23.01 per common share for a total of approximately $175.0 million. In connection with the March 2015 Underwriting Agreement, the Company repurchased 3,259,452 shares of its common stock from the Underwriter at a price of $23.01 per share for an aggregate cost of approximately $75.0 million, excluding fees and expenses. The transactions were consummated on April 1, 2015. The Company did not receive any of the proceeds from the sale of these shares by the Selling Shareholders and no shares were sold by the Company. The Company incurred $0.4 million in costs recorded in other operating expenses related to the secondary offering by the Selling Shareholders. In addition, the Company incurred $0.2 million in costs recorded in equity related to the repurchase of its common stock from the Underwriter.

On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company's outstanding common stock (the "2014 Repurchase Plan"). Repurchases under the 2014 Repurchase Plan may be made from time to time on the open market or in privately negotiated transactions. In 2014, 857,554 shares of common stock, at a cost of $16.5 million, were repurchased under this program.

In January 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by an additional $75.0 million in connection with the March 2015 Underwriting Agreement. In the year ended December 31, 2015, an additional 4,122,881 shares of common stock, at a cost of $93.3 million, excluding fees and expenses, were repurchased under this program.

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the 2014 Repurchase Plan previously approved by the Company's Board of Directors. In the year ended December 31, 2016, 796,822 shares of common stock, at a cost of $18.2 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan. A total of $11.8 million remained available for repurchase under the 2016 Repurchase Plan at December 31, 2016.

15. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Mortgage banking income:
Loan servicing fees	$5,421	$5,656	$5,798
Amortization of mortgage servicing rights	(5,066)	(4,185)	(2,657)
Gain on sale of residential mortgage loans	7,631	6,107	5,545
Unrealized gain (loss) on interest rate locks	83	(324)	294
Total mortgage banking income	$8,069	$7,254	$8,980

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation to options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$3,094	$4,181	$6,101
Directors stock awards	97	78	37
Income tax benefit	(1,269)	(1,694)	(2,443)
Net share-based compensation effect	$1,922	$2,565	$3,695

The Company's share-based compensation arrangements are described below:

Equity Incentive Plans

We have adopted equity incentive plans for the purpose of granting options, restricted stock and other equity based awards for the Company's common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below). We have historically issued new shares of common stock upon exercises of stock options and purchases of restricted awards.

In September 2004, we adopted and our shareholders approved the 2004 Stock Compensation Plan ("2004 Plan") making available 1,500,000 shares for grants to employees and directors. Upon adoption of the 2004 Plan, all unissued shares from the previous 1997 Plan were frozen and no new options were granted under the 1997 Plan. In May 2007, the 2004 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. In April 2011, the 2004 Plan was amended to increase the number of shares authorized from 1,402,589 to 4,944,831.

In April 2013, we adopted and our shareholders approved the 2013 Stock Compensation Plan ("2013 Plan") making available 2,200,000 shares for grants to employees and directors. Upon adoption of the 2013 Plan, all unissued shares from the 2004 Plan were frozen and no new grants will be granted under the 2004 Plan. Shares may continue to be settled under the 2004 Plan pursuant to previously outstanding awards. New shares are issued from the 2013 Plan.

At December 31, 2016, 2015 and 2014, a total of 1,671,752, 1,922,130 and 1,993,385 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected volatility—Expected volatilities are based on the historical volatility of the Company's common stock.

Risk-free interest rate—The risk-free interest rate for periods within the contractual life of the option is based on the Treasury yield curve in effect at the time of grant.

Expected dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	239,417	$22.01
Changes during the year:
Exercised	(65,472)	14.36
Expired	—	—
Forfeited	(11,882)	24.21
Outstanding at December 31, 2016	162,063	24.95	5.2	$2,657

Exercisable at December 31, 2016	134,331	27.14	5.1	2,183

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money at December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, the aggregate intrinsic value of options exercised under our stock option plan was $0.8 million, $0.2 million and $31 thousand, respectively, determined as of the date of exercise.

As of December 31, 2016, the total compensation cost that was not yet recognized related to stock options granted to employees under our stock option plans was approximately $0.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 0.3 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.7 million, respectively.

No stock options were granted during 2016, 2015 and 2014.

Restricted Stock Awards and Units

Under the 1997, 2004 and 2013 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock awards and units for the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	463,917	$17.41
Changes during the year:
Granted	296,078	23.65
Forfeited	(66,972)	20.97
Vested	(255,326)	15.83
Unvested at December 31, 2016	437,697	22.01

As of December 31, 2016, there was $7.0 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.8 years.

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

In December 2016, the Company purchased non-participating annuity contracts totaling $9.4 million to settle the pension obligation for a portion of the Company's plan participants. The purchase of the annuity contracts were settled by using plan assets. As a result of the settlement, we recognized a pro-rata net actuarial loss of $3.8 million in pension expense and other comprehensive income.

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$33,067	$36,330
Interest cost	1,374	1,383
Actuarial (gains) losses	1,039	(2,228)
Benefits paid	(2,413)	(2,418)
Annuity purchase	(9,390)	—
Benefit obligation at end of the year	23,677	33,067

Change in plan assets
Fair value of plan assets at beginning of year	26,321	27,891
Actual return on plan assets	1,021	(152)
Employer contributions	3,000	1,000
Benefits paid	(2,413)	(2,418)
Annuity purchase	(9,390)	—
Fair value of plan assets at end of year	18,539	26,321

Funded status at end of year	$(5,138)	$(6,746)

Amounts recognized in AOCI
Net actuarial losses	$(10,052)	$(13,887)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.1%	4.3%

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,374	$1,383	$1,485
Expected return on plan assets	(1,542)	(1,893)	(1,924)
Amortization of net actuarial losses	1,548	1,577	1,068
Settlement	3,847	—	—
Net periodic benefit cost	$5,227	$1,067	$629

Net periodic cost actuarial assumptions
Weighted average discount rate	4.3%	4.0%	4.7%
Expected long-term rate of return on plan assets	6.0%	7.0%	7.0%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2017 is approximately $1.1 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2016	2015
Equity securities	50.6%	40.6%
Debt securities	34.0	41.6
Other	15.4	17.8
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2016 and 2015.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2016 and 2015 by asset category were as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2016
Money market accounts	$2,852	$—	$—	$2,852
Mutual funds	7,250	—	—	7,250
Government obligations	—	2,134	—	2,134
Common stocks	4,474			4,474
Preferred stocks	130	—	—	130
Corporate bonds and debentures	—	1,699	—	1,699
	$14,706	$3,833	$—	$18,539

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2015
Money market accounts	$4,672	$—	$—	$4,672
Mutual funds	9,140	—	—	9,140
Government obligations	—	4,117	—	4,117
Common stocks	5,552	—	—	5,552
Preferred stocks	187	—	—	187
Corporate bonds and debentures	—	2,653	—	2,653
	$19,551	$6,770	$—	$26,321

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2017.

Estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2017	$1,921
2018	1,856
2019	1,816
2020	1,775
2021	1,733
2022-2026	7,797
Total	$16,898

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,651	$10,930
Interest cost	465	440
Actuarial (gains) losses	(598)	(504)
Benefits paid	(226)	(215)
Benefit obligation at end of year	10,292	10,651

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	226	215
Benefits paid	(226)	(215)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(10,292)	$(10,651)

Amounts recognized in AOCI
Net transition obligation	$(112)	$(129)
Prior service cost	(66)	(84)
Net actuarial losses	(701)	(1,353)
Total amounts recognized in AOCI	$(879)	$(1,566)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.1%	4.4%

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$465	$440	$450
Amortization of net transition obligation	17	16	17
Amortization of prior service cost	18	18	18
Amortization of net actuarial (gains) losses	51	111	2
Net periodic benefit cost	$551	$585	$487

Net periodic cost actuarial assumptions
Weighted average discount rate	4.4%	4.1%	5.0%

The estimated amortization of components included in AOCI that will be recognized into net periodic cost for 2017 is as follows (in thousands):

Amortization of net transition obligation	$17
Amortization of prior service cost	18
Amortization of net actuarial losses	51

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.4 million to the SERP in 2017.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2017	$352
2018	348
2019	344
2020	335
2021	320
2022-2026	3,067
Total	$4,766

18. 401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan ("Retirement Savings Plan") that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer profit sharing contributions.

We match 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $2.0 million, $1.6 million and $1.5 million in 2016, 2015 and 2014, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2016, 2015 and 2014.

19. OPERATING LEASES

We lease certain property and equipment with lease terms expiring through 2045. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Rent expense charged to net occupancy	$8,700	$9,287	$10,210
Less: sublease income	(43)	(25)	—
Net rent expense charged to net occupancy	8,657	9,262	10,210
Add: rent expense charged to equipment expense	19	30	53
Total net rent expense	$8,676	$9,292	$10,263

The following is a schedule of future minimum rental commitments for all non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2016 (in thousands):

Year Ending December 31:
2017	$6,564
2018	5,810
2019	5,314
2020	4,851
2021	4,317
Thereafter	21,488
Total	$48,344

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2016 (in thousands):

Year Ending December 31:
2017	$2,109
2018	1,089
2019	476
2020	250
2021	200
Thereafter	230
Total	$4,354

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20. INCOME AND FRANCHISE TAXES

Components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2016
Federal	$805	$19,842	$20,647
State	(4)	4,585	4,581
Total	$801	$24,427	$25,228

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2015
Federal	$1,128	$20,061	$21,189
State	(119)	6,018	5,899
Total	$1,009	$26,079	$27,088

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2014
Federal	$—	$18,710	$18,710
State	(93)	1,772	1,679
Total	$(93)	$20,482	$20,389

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$25,260	$25,535	$21,295
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,410)	(1,420)	(1,412)
Other tax-exempt income	(940)	(712)	(1,023)
Low-income housing and energy tax credits	(899)	(946)	(1,540)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	2,981	3,834	2,569
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(52)	(44)	(158)
Other	288	841	658
Total	$25,228	$27,088	$20,389

At December 31, 2016, there was $28 thousand of current federal income taxes payable, compared to a $0.6 million receivable at December 31, 2015. Current state income taxes receivable was $4 thousand and $1.7 million at December 31, 2016 and 2015, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$19,926	$22,275
Accrued expenses	644	2,555
Employee retirement benefits	6,138	6,921
Federal and state tax credit carryforwards	33,803	34,821
Interest on nonaccrual loans	493	606
Federal and state net operating loss carryforwards	2,732	19,850
Restricted stock and nonqualified stock options	412	1,049
Premises and equipment	4,106	4,269
Other	4,567	4,958
Total deferred tax assets	72,821	97,304

Deferred tax liabilities
Intangible assets	8,138	10,006
Leases	284	423
Other	2,722	2,093
Total deferred tax liabilities	11,144	12,522

Deferred tax valuation allowance	2,751	2,803

Net deferred tax assets	$58,926	$81,979

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

As of December 31, 2016, the valuation allowance on our net deferred tax assets totaled $2.8 million, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was a decrease of $52 thousand and $44 thousand in 2016 and 2015, respectively.

Net of this valuation allowance, the Company's net DTA totaled $58.9 million as of December 31, 2016, compared to a net DTA of $82.0 million as of December 31, 2015.

At December 31, 2016, the Company had net operating loss carryforwards for California state income tax purposes of $38.8 million, which are available to offset future state taxable income, if any, through 2030. The Company did not have any net operating loss carryforwards for U.S. federal or Hawaii state income tax purposes. In addition, we have state tax credit carryforwards of $12.3 million that do not expire, and federal tax credit carryforwards of $19.8 million, of which $12.2 million will expire within 20 years, and $7.6 million do not expire.

At December 31, 2016, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2012 are closed.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2016
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(7,397)	$(2,945)	$(4,452)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	(7,397)	(2,945)	(4,452)

Defined benefit plans:
Net actuarial losses arising during the period	(963)	(385)	(578)
Amortization of net actuarial losses	1,599	634	965
Amortization of net transition obligation	17	6	11
Amortization of prior service cost	18	7	11
Settlement	3,847	1,528	2,319
Defined benefit plans, net	4,518	1,790	2,728

Other comprehensive income	$(2,879)	$(1,155)	$(1,724)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2015
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(9,184)	$(3,655)	$(5,529)
Less: Reclassification adjustment for losses realized in net income	1,866	742	1,124
Net unrealized losses on investment securities	(7,318)	(2,913)	(4,405)

Defined benefit plans:
Net actuarial gains arising during the period	687	274	413
Amortization of net actuarial losses	1,688	672	1,016
Amortization of net transition obligation	16	7	9
Amortization of prior service cost	18	7	11
Defined benefit plans, net	2,409	960	1,449

Other comprehensive income	$(4,909)	$(1,953)	$(2,956)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2014
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$36,780	$14,714	$22,066
Less: Reclassification adjustment for gains realized in net income	1,071	426	645
Net unrealized gains on investment securities	37,851	15,140	22,711

Defined benefit plans:
Net actuarial losses arising during the period	(7,409)	(3,052)	(4,357)
Amortization of net actuarial losses	1,070	441	629
Amortization of net transition obligation	17	7	10
Amortization of prior service cost	18	7	11
Defined benefit plans, net	(6,304)	(2,597)	(3,707)

Other comprehensive loss	$31,547	$12,543	$19,004

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2016, 2015 and 2014:

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income (loss) before reclassifications	(4,452)	(578)	(5,030)
Amounts reclassified from AOCI	—	3,306	3,306
Total other comprehensive income (loss)	(4,452)	2,728	(1,724)
Balance at end of period	$4,729	$(6,250)	$(1,521)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive income (loss) before reclassifications	(5,529)	413	(5,116)
Amounts reclassified from AOCI	1,124	1,036	2,160
Total other comprehensive income (loss)	(4,405)	1,449	(2,956)
Balance at end of period	$9,181	$(8,978)	$203

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2014
Balance at beginning of period	$(9,125)	$(6,720)	$(15,845)

Other comprehensive income (loss) before reclassifications	22,066	(4,357)	17,709
Amounts reclassified from AOCI	645	650	1,295
Total other comprehensive loss	22,711	(3,707)	19,004
Balance at end of period	$13,586	$(10,427)	$3,159

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2016, 2015 and 2014:

	Amount Reclassified from AOCI			Affected Line Item in the
Details about AOCI Components (Dollars in Thousands)	Year ended December 31,			Statement Where Net
	2016	2015	2014	Income is Presented

Sale of investment securities available for sale	$—	$(1,866)	$(1,071)	Investment securities gains (losses)
	—	742	426	Tax benefit
	$—	$(1,124)	$(645)	Net of tax

Defined benefit plan items:
Amortization of net actuarial losses	$(1,599)	$(1,688)	$(1,070)	(1)
Amortization of net transition obligation	(17)	(16)	(17)	(1)
Amortization of prior service cost	(18)	(18)	(18)	(1)
Settlement	(3,847)	—	—	(1)
	(5,481)	(1,722)	(1,105)	Total before tax
	2,175	686	455	Tax benefit
	$(3,306)	$(1,036)	$(650)	Net of tax

Total reclassifications for the period	$(3,306)	$(2,160)	$(1,295)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income	$46,992	$45,868	$40,453

Weighted average shares outstanding - basic	31,009	32,238	37,366
Dilutive effect of employee stock options and awards	216	413	571
Weighted average shares outstanding - diluted	31,225	32,651	37,937

Basic earnings per share	$1.52	$1.42	$1.08
Diluted earnings per share	$1.50	$1.40	$1.07

A total of 1,892, 8,217 and 13,510 potentially dilutive securities have been excluded from the dilutive share calculation for the years ended December 31, 2016, 2015 and 2014, respectively, as their effect was anti-dilutive.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by us to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold collateral supporting those commitments for which collateral is deemed necessary.

Interest rate options issued on residential mortgage loans expose us to interest rate risk, which is economically hedged with forward interest rate contracts. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. The amount of interest rate options fluctuates based on residential mortgage volume.

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. We enter into forward interest rate contracts on our residential mortgage held for sale loans. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of the counterparties to its forward interest rate contracts.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2016 and 2015, we did not have any forward foreign exchange contracts.

At December 31, 2016 and 2015, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$825,304	$801,835
Standby letters of credit and financial guarantees written	16,073	13,434

Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	879	24,009
Forward interest rate contracts	32,497	9,973

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

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$75,272	$75,272	$75,272	$—	$—
Interest-bearing deposits in other banks	9,069	9,069	9,069	—	—
Investment securities	1,461,515	1,458,213	660	1,445,357	12,196
Loans held for sale	31,881	31,881	—	31,881	—
Net loans and leases	3,468,259	3,426,976	—	30,723	3,396,253
Accrued interest receivable	15,675	15,675	15,675	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,265,246	1,265,246	1,265,246	—	—
Interest-bearing demand and savings deposits	2,253,591	2,253,591	2,253,591	—	—
Time deposits	1,089,364	1,088,436	—	—	1,088,436
Short-term debt	135,000	135,000	—	135,000	—
Long-term debt	92,785	68,186	—	68,186	—
Accrued interest payable (included in other liabilities)	1,556	1,556	1,556	—	—

Off-balance sheet financial instruments:
Commitments to extend credit	825,304	1,046	—	1,046	—
Standby letters of credit and financial guarantees written	16,073	241	—	241	—
Interest rate options	879	6	—	6	—
Forward interest rate contracts	32,497	136	—	136	—

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$71,797	$71,797	$71,797	$—	$—
Interest-bearing deposits in other banks	8,397	8,397	8,397	—	—
Investment securities	1,520,172	1,516,391	916	1,502,996	12,479
Loans held for sale	14,109	14,109	—	14,109	—
Net loans and leases	3,148,218	3,094,404	—	38,205	3,056,199
Accrued interest receivable	14,898	14,898	14,898	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,145,244	1,145,244	1,145,244	—	—
Interest-bearing demand and savings deposits	2,223,988	2,223,988	2,223,988	—	—
Time deposits	1,064,207	1,064,255	—	—	1,064,255
Short-term debt	69,000	69,000	—	69,000	—
Long-term debt	92,785	67,421	—	67,421	—
Accrued interest payable (included in other liabilities)	1,072	1,072	1,072	—	—

Off-balance sheet financial instruments:
Commitments to extend credit	801,835	1,014	—	1,014	—
Standby letters of credit and financial guarantees written	13,434	202	—	202	—
Interest rate options	24,009	43	—	43	—
Forward interest rate contracts	9,973	15	—	15	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016.

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$185,041	$—	$172,845	$12,196
Corporate securities	99,389	—	99,389	—
Mortgage-backed securities:
U.S. Government sponsored entities	769,986	—	769,986	—
Non-government sponsored entities	188,771	—	188,771	—
Other	660	660	—	—
Derivatives - Interest rate contracts	142	—	142	—
Total	$1,243,989	$660	$1,231,133	$12,196

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Available for sale securities:
Debt securities:
States and political subdivisions	$190,473	$—	$177,994	$12,479
Corporate securities	108,571	—	108,571	—
Mortgage-backed securities:
U.S. Government sponsored entities	771,909	—	771,909	—
Non-government sponsored entities	200,386	—	200,386	—
Other	916	916	—	—
Derivatives - Interest rate contracts	59	—	59	—
Total	$1,272,314	$916	$1,258,919	$12,479

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)
Balance as of December 31, 2014	$13,095
Principal payments received	(987)
Purchases	—
Unrealized net loss included in other comprehensive loss	371
Balance as of December 31, 2015	$12,479
Principal payments received	(338)
Purchases	—
Unrealized net gain included in other comprehensive income	55
Balance as of December 31, 2016	$12,196

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.2 million and $12.5 million at December 31, 2016 and 2015, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2016, the weighted average discount rate utilized was 3.00%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2016
Impaired loans (1)	$30,723	$—	$30,723	$—	$—
Other real estate (2)	791	—	791	—	—
					$—

December 31, 2015
Impaired loans (1)	$38,153	$—	$38,153	$—	$111
Other real estate (2)	1,962	—	1,962	—	220
					$331

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

The accounting policies of the segments are consistent with those described in Note 1 - Summary of Significant Accounting Policies. The majority of the Company’s net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment net income (loss) and assets are provided in the following table for the periods indicated:

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2016
Net interest income	$128,673	$29,277	$—	$157,950
Intersegment net interest income (expense)	36,655	(26,618)	(10,037)	—
Credit (provision) for loan and lease losses	5,517	—	—	5,517
Other operating income	25,994	3,148	13,174	42,316
Other operating expense	(58,856)	(1,616)	(73,091)	(133,563)
Administrative and overhead expense allocation	(64,139)	(918)	65,057	—
Income taxes	(25,796)	(1,143)	1,711	(25,228)
Net income (loss)	$48,048	$2,130	$(3,186)	$46,992

Balance as of December 31, 2016
Investment securities	$—	$1,461,515	$—	$1,461,515
Loans and leases (including loans held for sale)	3,556,771	—	—	3,556,771
Other	56,482	241,387	68,081	365,950
Total assets	$3,613,253	$1,702,902	$68,081	$5,384,236

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2015
Net interest income	$115,936	$33,592	$—	$149,528
Intersegment net interest income (expense)	43,686	(31,576)	(12,110)	—
Credit (provision) for loan and lease losses	15,671	—	—	15,671
Other operating income	23,447	967	10,385	34,799
Other operating expense	(59,273)	(1,859)	(65,910)	(127,042)
Administrative and overhead expense allocation	(59,266)	(1,042)	60,308	—
Income taxes	(28,070)	(29)	1,011	(27,088)
Net income	$52,131	$53	$(6,316)	$45,868

Balance as of December 31, 2015
Investment securities	$—	$1,520,172	$—	$1,520,172
Loans and leases (including loans held for sale)	3,225,641	—	—	3,225,641
Other	74,963	226,172	84,340	385,475
Total assets	$3,300,604	$1,746,344	$84,340	$5,131,288

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2014
Net interest income	$108,815	$34,603	$—	$143,418
Intersegment net interest income (expense)	34,308	(33,356)	(952)	—
Credit (provision) for loan and lease losses	6,414	—	—	6,414
Other operating income	24,496	4,042	12,628	41,166
Other operating expense	(60,587)	(2,086)	(67,483)	(130,156)
Administrative and overhead expense allocation	(59,610)	(1,126)	60,736	—
Income taxes	(18,843)	(727)	(819)	(20,389)
Net income (loss)	$34,993	$1,350	$4,110	$40,453

27. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2016, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $397.7 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2016, the bank had Statutory Retained Earnings of $83.9 million. For further information, see Note 14 - Equity.

Section 131 of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the Board of Governors of the Federal Reserve System, FDIC, and the Comptroller of the Currency (collectively, the "Agencies") to develop a mechanism to take prompt corrective action to resolve the problems of insured depository institutions. The final rules to implement FDICIA’s Prompt Corrective Action provisions established minimum regulatory capital standards to determine an insured depository institution’s capital category. However, the Agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one capital category to a lower capital category because of safety and soundness concerns.

The Prompt Corrective Action provisions impose certain restrictions on institutions that are under-capitalized. The restrictions become increasingly more severe as an institution’s capital category declines from under-capitalized to critically under-capitalized.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1, total risk-based capital ratios, and common equity Tier 1 (CET1) risk based capital as of December 31, 2016 were above the levels required for a "well-capitalized" regulatory designation.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2016
Leverage capital	$562,460	10.6%	$211,383	4.0%	$264,229	5.0%
Tier 1 risk-based capital	562,460	14.2	237,157	6.0	316,209	8.0
Total risk-based capital	612,202	15.5	316,209	8.0	395,261	10.0
CET1 risk-based capital	485,268	12.3	177,868	4.5	256,920	6.5

As of December 31, 2015
Leverage capital	532,787	10.7	199,350	4.0	249,187	5.0
Tier 1 risk-based capital	532,787	14.4	221,808	6.0	295,745	8.0
Total risk-based capital	579,651	15.7	295,745	8.0	369,681	10.0
CET1 risk-based capital	472,698	12.8	166,356	4.5	240,292	6.5

Central Pacific Bank
As of December 31, 2016
Leverage capital	541,577	10.3	211,135	4.0	263,918	5.0
Tier 1 risk-based capital	541,577	13.7	236,806	6.0	315,741	8.0
Total risk-based capital	591,185	15.0	315,741	8.0	394,677	10.0
CET1 risk-based capital	541,577	13.7	177,604	4.5	256,540	6.5

As of December 31, 2015
Leverage capital	518,617	10.4	199,098	4.0	248,872	5.0
Tier 1 risk-based capital	518,617	14.1	221,435	6.0	295,247	8.0
Total risk-based capital	565,231	15.3	295,247	8.0	369,058	10.0
CET1 risk-based capital	518,617	14.1	166,076	4.5	239,888	6.5

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents	$19,500	$12,559
Investment securities available for sale	660	917
Investment in subsidiary bank, at equity in underlying net assets	569,898	551,156
Accrued interest receivable and other assets	10,682	24,560
Total assets	$600,740	$589,192

Liabilities and Equity
Long-term debt	$92,785	$92,785
Other liabilities	3,280	1,768
Total liabilities	96,065	94,553

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at December 31, 2016 and 2015	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 30,796,243 and 31,361,452 shares at December 31, 2016 and 2015 , respectively	530,932	548,878
Surplus	84,180	82,847
Accumulated deficit	(108,941)	(137,314)
Accumulated other comprehensive income (loss)	(1,521)	203
Total shareholders’ equity	504,650	494,614
Non-controlling interest	$25	$25
Total equity	$504,675	$494,639

Total liabilities and equity	$600,740	$589,192

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income:
Dividends from subsidiary banks	$29,965	$111,765	$159,319
Interest income:
Interest from subsidiary banks	6	9	16
Other income	100	91	89
Total income	30,071	111,865	159,424

Expense:
Interest on long-term debt	3,005	2,626	2,572
Other expenses	2,739	2,551	2,262
Total expenses	5,744	5,177	4,834

Gain (loss) before income taxes and equity in undistributed income of subsidiaries	24,327	106,688	154,590
Income tax expense (benefit)	(2,467)	670	(2,520)
Income before equity in undistributed income of subsidiaries	26,794	106,018	157,110

Equity in undistributed income (loss) of subsidiary bank	20,198	(60,150)	(116,657)
Net income	$46,992	$45,868	$40,453

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$46,992	$45,868	$40,453
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	15,683	670	(2,520)
Equity in undistributed income (loss) of subsidiary bank	(20,198)	60,150	116,657
Share-based compensation	1,045	1,429	4,218
Other, net	(697)	983	(923)
Net cash provided by operating activities	42,825	109,100	157,885

Cash flows from investing activities:
Distributions from unconsolidated subsidiaries	—	—	479
Contributions to unconsolidated subsidiaries	—	—	518
Net cash provided by investing activities	—	—	997

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	941	360	74
Repurchases of common stock	(18,206)	(93,533)	(142,405)
Dividends paid	(18,619)	(26,143)	(13,405)
Net cash used in financing activities	(35,884)	(119,316)	(155,736)

Net increase (decrease) in cash and cash equivalents	6,941	(10,216)	3,146

Cash and cash equivalents at beginning of year	12,559	22,775	19,629
Cash and cash equivalents at end of year	$19,500	$12,559	$22,775

28. UNAUDITED QUARTERLY FINANCIAL INFORMATION

As discussed in Note 1 - Summary of Significant Accounting Policies, on December 31, 2016, the Company elected to reclassify loan servicing fees, amortization of mortgage servicing rights, net gain on sale of residential mortgage loans, and unrealized gain (loss) on interest rate locks into a single line item called "mortgage banking income" in the Company’s consolidated statements of income. Loan servicing fees and net gain on sale of residential mortgage loans were previously recorded in its own line in the other operating income section of the consolidated statements of income, while unrealized gain (loss) on interest rate locks was included as a component of other operating income - other. The amortization of mortgage servicing rights was previously recorded as a component of amortization and impairment of other intangible assets in the other operating expense section of the Company’s consolidated statements of income. The components of mortgage banking income are disclosed in Note 15 - Mortgage Banking Income to the consolidated financial statements. The Company believes the reclassification provides a better presentation of revenues and costs of our mortgage banking activities. The following unaudited quarterly financial information has been adjusted retrospectively for the reclassification.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2016
Total interest income	$41,249	$41,870	$41,765	$42,255	$167,139
Total interest expense	2,038	2,261	2,339	2,551	9,189
Net interest income	39,211	39,609	39,426	39,704	157,950
Provision (credit) for loan and lease losses	(747)	(1,382)	(743)	(2,645)	(5,517)
Net interest income after provision (credit) for loan and lease losses	39,958	40,991	40,169	42,349	163,467
Income before income taxes	17,248	18,468	17,858	18,646	72,220
Net income	11,181	12,137	11,466	12,208	46,992
Basic earnings per share	$0.36	$0.39	$0.37	$0.40	$1.52
Diluted earnings per share	0.35	0.39	0.37	0.39	1.50

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2015
Total interest income	$37,781	$38,896	$39,442	$39,916	$156,035
Total interest expense	1,546	1,602	1,637	1,722	6,507
Net interest income	36,235	37,294	37,805	38,194	149,528
Provision (credit) for loan and lease losses	(2,747)	(7,319)	(3,647)	(1,958)	(15,671)
Net interest income after provision (credit) for loan and lease losses	38,982	44,613	41,452	40,152	165,199
Investment securities gains (losses)	—	(1,866)	—	—	(1,866)
Income before income taxes	16,154	20,279	19,106	17,417	72,956
Net income	10,395	12,335	12,206	10,932	45,868
Basic earnings per share	$0.30	$0.39	$0.39	$0.35	$1.42
Diluted earnings per share	0.29	0.39	0.38	0.34	1.40

29. SUBSEQUENT EVENTS

On January 24, 2017, the Company's Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan, previously approved by the Company's Board of Directors, which had approximately $11.8 million in remaining repurchase authority at December 31, 2016.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, because of the material weakness in internal control over financial reporting described below, the principal executive officer and principal financial officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was not effective because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment described above, management identified a material weakness in internal controls over the completeness and accuracy of the information used in determining the allowance for loan and lease losses (Allowance). In the fourth quarter of 2016, the Company implemented an enhanced Allowance methodology and a new Allowance software model. In connection with this implementation, the Company’s internal controls were not properly designed or operating effectively to timely verify the completeness and accuracy of certain information which are inputs into the calculation of the Allowance reserve.

The control deficiencies did not result in a misstatement that was considered to be material to the Company’s consolidated financial statements at December 31, 2016.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Management is committed to timely remediating the identified deficiencies, with appropriate oversight from the Company’s Audit Committee. The Company has already commenced efforts to remediate the material weakness identified above and has engaged a national third party consulting firm to assist in the process.

Additionally, our remediation plan includes the following components:

•	Enhance the level of data validation (completeness and accuracy testing) in critical model calculations;

•	Establish a more comprehensive management review control framework for critical data input, assumptions and results generated from the Allowance model; and

•
On an annual basis, engage an independent third-party to review the Allowance methodology and calculation for conformity with U.S. generally accepted accounting principles and regulatory compliance and to validate the accuracy of the information used in the analysis.

Given the remediation steps outlined above, management believes the efforts will effectively remediate the material weakness. Additionally, management will continually assess the effectiveness of the remediation efforts and may determine to take additional measures to address control deficiencies or modify the remediation plan described above.

(d) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the identification of the material weakness described above.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016. Information concerning the Company’s Code of Conduct and Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics" of the Company’s 2017 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2017 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2017 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2017 Proxy Statement.

The following table provides information as of December 31, 2016 regarding securities issued under our equity compensation plans that were in effect during fiscal 2016.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	162,063	$24.95	1,671,752
Equity compensation plans not approved by security holders	—	—	—
Total	162,063	$24.95	1,671,752

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2017 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 4—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm" of the Company’s 2017 Proxy Statement.

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

(a) 3.                    Exhibits

 ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

10.1	Split Dollar Life Insurance Plan (3) (4)

10.2	Central Pacific Bank Supplemental Executive Retirement Plan (4) (5)

10.3	The Registrant’s Directors’ Deferred Compensation Plan (4) (6)

10.4	The Registrant’s 2004 Stock Compensation Plan, as amended (4) (7)

10.5	Form of Restricted Stock Award Agreement to Non-Employee Director under 2004 Stock Compensation Plan (4) (7)

10.6	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (4) (10)

10.7	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (4) (9)

10.8	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (4) (11)

10.9	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (9)

10.10	The Registrant’s 2004 Annual Executive Incentive Plan (4) (7)

10.11	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (9)

10.12	Amendment No. 2011-1 to the Registrant’s 2004 Annual Executive Incentive Plan (4) (12)

10.13	Amendment No. 2012-01 to the Registrant's 2004 Stock Compensation Plan (13)

10.14	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.15	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.16	The Registrant’s 2013 Stock Compensation Plan (14)

10.17	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.18	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.19	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.20	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

Exhibit No.	Document
10.21	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (11)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (11)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

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

Dated:	March 1, 2017
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Catherine Ngo	President and Chief Executive Officer	March 1, 2017
A. Catherine Ngo	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	March 1, 2017
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ John C. Dean	Executive Chair	March 1, 2017
John C. Dean

/s/ Christine H. H. Camp	Director	March 1, 2017
Christine H. H. Camp

/s/ Earl E. Fry	Director	March 1, 2017
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	March 1, 2017
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	March 1, 2017
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	March 1, 2017
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	March 1, 2017
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	March 1, 2017
Saedene K. Ota

/s/ Crystal K. Rose	Director	March 1, 2017
Crystal K. Rose