Form 10-Q
period 2017-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2017-05-02
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of registrant's common stock, no par value, on April 28, 2017 was 30,635,542 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, net interest margin or other financial items, concerning plans and objectives of management for future operations, concerning future economic performance, or concerning any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words "believes," "plans," "intends," "expects," "anticipates," "forecasts," "hopes," "should," "estimates" or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any further destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; ability to successfully implement our initiatives to lower our efficiency ratio; the ability to address any material weakness in our internal controls over financial reporting or disclosure controls and procedures; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$83,670	$75,272
Interest-bearing deposits in other banks	22,363	9,069
Investment securities:
Available-for-sale, at fair value	1,302,889	1,243,847
Held-to-maturity, at amortized cost; fair value of: $208,181 at March 31, 2017 and $214,366 at December 31, 2016	211,426	217,668
Total investment securities	1,514,315	1,461,515

Loans held for sale	9,905	31,881

Loans and leases	3,545,718	3,524,890
Allowance for loan and lease losses	(55,369)	(56,631)
Net loans and leases	3,490,349	3,468,259

Premises and equipment, net	48,303	48,258
Accrued interest receivable	14,819	15,675
Investment in unconsolidated subsidiaries	6,279	6,889
Other real estate owned	851	791
Mortgage servicing rights	15,847	15,779
Core deposit premium	4,012	4,680
Bank-owned life insurance	155,019	155,593
Federal Home Loan Bank stock	7,333	11,572
Other assets	70,116	79,003
Total Assets	$5,443,181	$5,384,236

Liabilities
Deposits:
Noninterest-bearing demand	$1,290,632	$1,265,246
Interest-bearing demand	898,306	862,991
Savings and money market	1,430,399	1,390,600
Time	1,158,107	1,089,364
Total deposits	4,777,444	4,608,201

Short-term borrowings	21,000	135,000
Long-term debt	92,785	92,785
Other liabilities	40,391	43,575
Total Liabilities	4,931,620	4,879,561

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 30,701,219 at March 31, 2017 and 30,796,243 at December 31, 2016	527,403	530,932
Surplus	84,678	84,180
Accumulated deficit	(100,784)	(108,941)
Accumulated other comprehensive income	239	(1,521)
Total Shareholders' Equity	511,536	504,650
Non-controlling interest	25	25
Total Equity	511,561	504,675
Total Liabilities and Equity	$5,443,181	$5,384,236
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Interest income:
Interest and fees on loans and leases	$34,957	$31,793
Interest and dividends on investment securities:
Taxable interest	8,135	8,396
Tax-exempt interest	979	996
Dividends	12	10
Interest on deposits in other banks	74	17
Dividends on Federal Home Loan Bank stock	56	37
Total interest income	44,213	41,249
Interest expense:
Interest on deposits:
Demand	140	111
Savings and money market	257	263
Time	1,717	898
Interest on short-term borrowings	31	50
Interest on long-term debt	813	716
Total interest expense	2,958	2,038
Net interest income	41,255	39,211
Provision (credit) for loan and lease losses	(80)	(747)
Net interest income after credit for loan and lease losses	41,335	39,958
Other operating income:
Mortgage banking income	1,943	1,240
Service charges on deposit accounts	2,036	1,964
Other service charges and fees	2,748	2,767
Income from fiduciary activities	864	840
Equity in earnings of unconsolidated subsidiaries	61	90
Fees on foreign exchange	163	148
Income from bank-owned life insurance	1,117	625
Loan placement fees	134	46
Net gain on sales of foreclosed assets	102	308
Other	846	628
Total other operating income	10,014	8,656
Other operating expense:
Salaries and employee benefits	17,387	16,937
Net occupancy	3,414	3,314
Equipment	842	811
Amortization of other intangible assets	668	669
Communication expense	900	959
Legal and professional services	1,792	1,613
Computer software expense	2,252	2,704
Advertising expense	392	634
Foreclosed asset expense	36	15
Other	3,777	3,710
Total other operating expense	31,460	31,366
Income before income taxes	19,889	17,248
Income tax expense	6,810	6,067
Net income	$13,079	$11,181
Per common share data:
Basic earnings per common share	$0.43	$0.36
Diluted earnings per common share	$0.42	$0.35
Cash dividends declared	$0.16	$0.14
Shares used in computation:
Basic shares	30,714,895	31,263,433
Diluted shares	31,001,238	31,506,307

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income	$13,079	$11,181
Other comprehensive income, net of tax:
Net change in unrealized gain on investment securities	2,124	11,853
Minimum pension liability adjustment	(364)	250
Total other comprehensive income, net of tax	1,760	12,103
Comprehensive income	$14,839	$23,284

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	13,079	—	—	13,079
Other comprehensive income	—	—	—	—	—	1,760	—	1,760
Cash dividends ($0.16 per share)	—	—	—	—	(4,922)	—	—	(4,922)
113,750 shares of common stock repurchased and other related costs	(113,750)	—	(3,529)	—	—	—	—	(3,529)
Share-based compensation	18,726	—	—	498	—	—	—	498
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at March 31, 2017	30,701,219	$—	$527,403	$84,678	$(100,784)	$239	$25	$511,561

Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	11,181	—	—	11,181
Other comprehensive income	—	—	—	—	—	12,103	—	12,103
Cash dividends ($0.14 per share)	—	—	—	—	(4,378)	—	—	(4,378)
5,000 net shares of common stock sold by directors' deferred compensation plan	—	—	(99)	—	—	—	—	(99)
233,722 shares of common stock repurchased and other related costs	(233,722)	—	(4,750)	—	—	—	—	(4,750)
Share-based compensation	36,557	—	—	687	—	—	—	687
Non-controlling interest	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2016	31,164,287	$—	$544,029	$83,534	$(130,511)	$12,306	$19	$509,377

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$13,079	$11,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(80)	(747)
Depreciation and amortization	1,537	1,493
Write down of other real estate, net of gain on sale	(162)	(189)
Amortization of mortgage servicing rights and other intangible assets	1,188	2,178
Net amortization of investment securities	2,966	2,718
Share-based compensation	498	687
Net gain on sales of residential loans	(1,312)	(1,466)
Proceeds from sales of loans held for sale	86,663	83,690
Originations of loans held for sale	(63,375)	(79,385)
Equity in earnings of unconsolidated subsidiaries	(61)	(90)
Net increase in cash surrender value of bank-owned life insurance	(208)	(625)
Deferred income taxes	6,685	6,067
Net tax benefits from share-based compensation	125	—
Net change in other assets and liabilities	(2,373)	(1,362)
Net cash provided by operating activities	45,170	24,150
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	49,204	36,427
Purchases of investment securities available for sale	(107,512)	(46,209)
Proceeds from maturities of and calls on investment securities held to maturity	6,069	6,146
Net loan proceeds (originations)	2,111	(45,838)
Purchases of loan portfolios	(24,121)	(52,016)
Proceeds from sale of other real estate	102	891
Proceeds from bank-owned life insurance	782	—
Purchases of premises and equipment	(1,582)	(654)
Net return of capital from unconsolidated subsidiaries	438	368
Contributions to unconsolidated subsidiaries	—	(5)
Net (purchases) proceeds from redemption of FHLB stock	4,239	(1,814)
Net cash used in investing activities	(70,270)	(102,704)
Cash flows from financing activities:
Net increase in deposits	169,243	63,163
Net (decrease) increase in short-term borrowings	(114,000)	37,000
Cash dividends paid on common stock	(4,922)	(4,378)
Repurchases of common stock and other related costs	(3,529)	(4,750)
Net cash provided by financing activities	46,792	91,035
Net increase (decrease) in cash and cash equivalents	21,692	12,481
Cash and cash equivalents at beginning of period	84,341	80,194
Cash and cash equivalents at end of period	$106,033	$92,675

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,396	$1,785
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	—	99

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the "Company," "we," "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements.

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.3 million and $6.0 million, respectively, at March 31, 2017 and $0.7 million and $6.2 million, respectively, at December 31, 2016. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Consolidated Statements of Income Reclassification

On December 31, 2016, the Company elected to reclassify loan servicing fees, amortization of mortgage servicing rights, net gain on sale of residential mortgage loans, and unrealized gain (loss) on interest rate locks into a single line item called "mortgage banking income" in the Company's consolidated statements of income. Loan servicing fees and net gain on sale of residential mortgage loans were previously recorded in its own line in the other operating income section of the consolidated statements of income, while unrealized gain (loss) on interest rate locks was included as a component of other operating income - other. The amortization of mortgage servicing rights was previously recorded as a component of amortization and impairment of other intangible assets in the other operating expense section of the Company's consolidated statements of income. The components of mortgage banking income are disclosed in Note 12 - Mortgage Banking Income to the consolidated financial statements. The Company believes the reclassification provides a better presentation of revenues and costs of our mortgage banking activities. Prior year comparative financial statements have been adjusted retrospectively.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Principal versus Agent Considerations," ASU 2016-10, "Identifying Performance Obligations and Licensing," ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and other operating income. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of other operating income. We expect to adopt the standard beginning January 1, 2018 under the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is selected. ASU 2016-01 is effective for the Company's reporting period beginning January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. ASU 2016-02 is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the new pronouncement will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of our current total assets.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation" ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. We adopted ASU 2016-09 effective January 1, 2017. The adoption of this guidance did not have a material impact to our consolidated financial statements during the three months ended March 31, 2017.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." ASU 2016-15 provides guidance on eight statement of cash flow classification issues and is intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. ASU 2016-15 is effective for the Company's reporting period beginning January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We do not plan to early adopt ASU 2016-15. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance (BOLI) policies. Based on preliminary evaluation, our current practice is consistent with the update and we thus do not expect the update to have a reclassification impact. Additionally, we do not expect other changes in classification resulting from this update to be significant.

3. INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$118,372	$87	$(2,262)	$116,197
Commercial - U.S. Government-sponsored entities	93,054	—	(1,070)	91,984
Total	$211,426	$87	$(3,332)	$208,181

Available-for-Sale:
Debt securities:
States and political subdivisions	$183,547	$2,942	$(1,068)	$185,421
Corporate securities	93,210	1,230	(105)	94,335
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	826,491	3,466	(8,585)	821,372
Commercial - U.S. Government agencies and sponsored entities	13,419	41	—	13,460
Residential - Non-government agencies	49,848	507	(838)	49,517
Commercial - Non-government agencies	135,201	2,980	(79)	138,102
Other	584	98	—	682
Total	$1,302,300	$11,264	$(10,675)	$1,302,889

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$124,082	$92	$(2,474)	$121,700
Commercial - U.S. Government-sponsored entities	93,586	—	(920)	92,666
Total	$217,668	$92	$(3,394)	$214,366

Available-for-Sale:
Debt securities:
States and political subdivisions	$184,836	$2,002	$(1,797)	$185,041
Corporate securities	98,596	974	(181)	99,389
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	775,803	3,698	(9,515)	769,986
Residential - Non-government agencies	51,681	627	(761)	51,547
Commercial - Non-government agencies	135,248	2,387	(411)	137,224
Other	564	96	—	660
Total	$1,246,728	$9,784	$(12,665)	$1,243,847

The amortized cost and estimated fair value of investment securities at March 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$118,372	$116,197
Commercial - U.S. Government-sponsored entities	93,054	91,984
Total	$211,426	$208,181

Available-for-Sale:
Due in one year or less	$6,172	$6,241
Due after one year through five years	147,830	149,514
Due after five years through ten years	52,250	52,852
Due after ten years	70,505	71,149

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	826,491	821,372
Commercial - U.S. Government agencies and sponsored entities	13,419	13,460
Residential - Non-government agencies	49,848	49,517
Commercial - Non-government agencies	135,201	138,102
Other	584	682
Total	$1,302,300	$1,302,889

We did not sell any available-for-sale securities during the three months ended March 31, 2017 and 2016.

Investment securities of $1.10 billion and $1.05 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 191 and 242 investment securities which were in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Debt securities:
States and political subdivisions	$58,442	$(1,068)	$—	$—	$58,442	$(1,068)
Corporate securities	5,353	(105)	—	—	5,353	(105)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	609,420	(10,516)	17,746	(331)	627,166	(10,847)
Residential - Non-government agencies	29,289	(838)	—	—	29,289	(838)
Commercial - U.S. Government agencies and sponsored entities	81,035	(1,070)	—	—	81,035	(1,070)
Commercial - Non-government agencies	28,650	(79)	—	—	28,650	(79)
Total temporarily impaired securities	$812,189	$(13,676)	$17,746	$(331)	$829,935	$(14,007)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Debt securities:
States and political subdivisions	$85,288	$(1,797)	$—	$—	$85,288	$(1,797)
Corporate securities	20,357	(181)	—	—	20,357	(181)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	648,923	(11,766)	3,978	(223)	652,901	(11,989)
Residential - Non-government agencies	30,596	(761)	—	—	30,596	(761)
Commercial - U.S. Government-sponsored entities	92,666	(920)	—	—	92,666	(920)
Commercial - Non-government agencies	52,880	(411)	—	—	52,880	(411)
Total temporarily impaired securities	$930,710	$(15,836)	$3,978	$(223)	$934,688	$(16,059)

Other-Than-Temporary Impairment ("OTTI")

Unrealized losses for all investment securities are reviewed to determine whether the losses are deemed "other-than-temporary." Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, we evaluate a number of factors including, but not limited to:

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

The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-

temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses.

Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider our investments to be other-than-temporarily impaired.

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial, financial and agricultural	$502,796	$509,987
Real estate:
Construction	94,313	101,729
Residential mortgage	1,233,749	1,213,983
Home equity	370,857	361,210
Commercial mortgage	894,994	886,615
Consumer:
Automobiles	233,915	212,926
Other consumer	212,423	235,684
Leases	598	677
Gross loans and leases	3,543,645	3,522,811
Net deferred costs	2,073	2,079
Total loans and leases, net of deferred costs	$3,545,718	$3,524,890

During the three months ended March 31, 2017 and 2016, we did not foreclose on any portfolio loans and we did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans during the three months ended March 31, 2017 and 2016.

In March 2017, we purchased a direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield of 3.75%.

In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield of 3.88%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $28.8 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average interest rate of 7.55%.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of March 31, 2017 and December 31, 2016:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
March 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,346	3,718	14,892	3,425	19,187	2,976	2,825	—	55,369
Total ending balance	$8,346	$3,718	$14,892	$3,425	$19,187	$2,976	$2,825	$—	$55,369

Loans and leases:
Individually evaluated for impairment	$1,336	$2,837	$18,226	$1,491	$5,432	$—	$—	$—	$29,322
Collectively evaluated for impairment	501,460	91,476	1,215,523	369,366	889,562	233,915	212,423	598	3,514,323
Subtotal	502,796	94,313	1,233,749	370,857	894,994	233,915	212,423	598	3,543,645
Net deferred costs (income)	252	(206)	3,401	(1)	(1,206)	—	(167)	—	2,073
Total loans and leases, net of deferred costs (income)	$503,048	$94,107	$1,237,150	$370,856	$893,788	$233,915	$212,256	$598	$3,545,718

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
December 31, 2016
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,637	4,224	15,055	3,502	19,104	3,000	3,109	—	56,631
Total ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	3,109	$—	$56,631

Loans and leases:
Individually evaluated for impairment	$1,877	$2,936	$19,940	$333	$5,637	$—	$—	$—	$30,723
Collectively evaluated for impairment	508,110	98,793	1,194,043	360,877	880,978	212,926	235,684	677	3,492,088
Subtotal	509,987	101,729	1,213,983	361,210	886,615	212,926	235,684	677	3,522,811
Net deferred costs (income)	453	(191)	3,251	(1)	(1,176)	—	(257)	—	2,079
Total loans and leases, net of deferred costs (income)	$510,440	$101,538	$1,217,234	$361,209	$885,439	$212,926	235,427	$677	$3,524,890

The following tables present by class, information related to impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$1,446	$1,336	$—	$1,988	$1,877	$—
Real estate:
Construction	8,187	2,837	—	9,056	2,936	—
Residential mortgage	19,780	18,226	—	21,568	19,940	—
Home equity	1,491	1,491	—	333	333	—
Commercial mortgage	5,432	5,432	—	5,637	5,637	—
Total impaired loans	$36,336	$29,322	$—	$38,582	$30,723	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017		March 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$1,873	$—	$1,423	$—
Real estate:
Construction	2,885	24	4,046	36
Residential mortgage	19,302	97	22,308	(2)
Home equity	1,181	—	—	—
Commercial mortgage	5,519	47	10,140	34
Total	$30,760	$168	$37,917	$68

Foreclosure Proceedings

The Company had $1.5 million and $0.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2017 and December 31, 2016, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
March 31, 2017
Commercial, financial & agricultural	$213	$110	$—	$1,030	$1,353	$501,695	$503,048
Real estate:
Construction	—	—	—	—	—	94,107	94,107
Residential mortgage	4,853	49	—	4,621	9,523	1,227,627	1,237,150
Home equity	214	—	—	1,490	1,704	369,152	370,856
Commercial mortgage	318	—	—	842	1,160	892,628	893,788
Consumer:
Automobiles	597	347	133	—	1,077	232,838	233,915
Other consumer	576	514	107	—	1,197	211,059	212,256
Leases	—	—	—	—	—	598	598
Total	$6,771	$1,020	$240	$7,983	$16,014	$3,529,704	$3,545,718

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2016
Commercial, financial & agricultural	$761	$80	$—	$1,877	$2,718	$507,722	$510,440
Real estate:
Construction	—	—	—	—	—	101,538	101,538
Residential mortgage	5,014	478	—	5,322	10,814	1,206,420	1,217,234
Home equity	43	280	1,120	333	1,776	359,433	361,209
Commercial mortgage	127	—	—	864	991	884,448	885,439
Consumer:
Automobiles	743	353	208	—	1,304	211,622	212,926
Other consumer	639	272	63	—	974	234,453	235,427
Leases	—	—	—	—	—	677	677
Total	$7,327	$1,463	$1,391	$8,396	$18,577	$3,506,313	$3,524,890

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2017 totaled $3.5 million and consisted of 18 Hawaii residential mortgage loans with a combined principal balance of $2.4 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $15.4 million of TDRs still accruing interest at March 31, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three months ended March 31, 2017.

The following table presents by class, information related to loans modified in a TDR during the period presented. No loans were modified in a TDR during the three months ended March 31, 2016.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended March 31, 2017
Commercial, financial & agricultural	1	659	—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2017 and 2016.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
March 31, 2017
Commercial, financial & agricultural	$475,028	$23,681	$4,087	$—	$502,796	$252	$503,048
Real estate:
Construction	84,369	9,944	—	—	94,313	(206)	94,107
Residential mortgage	1,229,019	—	4,730	—	1,233,749	3,401	1,237,150
Home equity	368,773	—	2,084	—	370,857	(1)	370,856
Commercial mortgage	857,976	25,100	11,918	—	894,994	(1,206)	893,788
Consumer:
Automobiles	233,782	—	67	66	233,915	—	233,915
Other consumer	212,244	—	179	—	212,423	(167)	212,256
Leases	598	—	—	—	598	—	598
Total	$3,461,789	$58,725	$23,065	$66	$3,543,645	$2,073	$3,545,718

December 31, 2016
Commercial, financial & agricultural	$502,305	$2,632	$5,050	$—	$509,987	$453	$510,440
Real estate:
Construction	91,812	9,896	21	—	101,729	(191)	101,538
Residential mortgage	1,208,552	109	5,322	—	1,213,983	3,251	1,217,234
Home equity	359,757	—	1,453	—	361,210	(1)	361,209
Commercial mortgage	852,872	18,845	14,898	—	886,615	(1,176)	885,439
Consumer:
Automobiles	212,718	—	50	158	212,926	—	212,926
Other consumer	235,544	—	140	—	235,684	(257)	235,427
Leases	677	—	—	—	677	—	677
Total	$3,464,237	$31,482	$26,934	$158	$3,522,811	$2,079	$3,524,890

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2017 and December 31, 2016, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(dollars in thousands)
Three Months Ended March 31, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	$3,109	$—	$—	$56,631
Provision (credit) for loan and lease losses	(66)	(527)	(259)	(79)	72	302	477	—	—	(80)
	8,571	3,697	14,796	3,423	19,176	3,302	3,586	—	—	56,551
Charge-offs	500	—	—	—	—	520	977	—	—	1,997
Recoveries	275	21	96	2	11	194	216	—	—	815
Net charge-offs (recoveries)	225	(21)	(96)	(2)	(11)	326	761	—	—	1,182
Ending balance	$8,346	$3,718	$14,892	$3,425	$19,187	$2,976	$2,825	$—	$—	$55,369

Three Months Ended March 31, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	98	(4,335)	21	209	3,313	19	68	—	(140)	(747)
	7,003	4,119	14,663	3,305	25,160	2,910	3,407	—	2,000	62,567
Charge-offs	352	—	—	—	—	380	732	—	—	1,464
Recoveries	349	9	33	4	13	193	445	—	—	1,046
Net charge-offs (recoveries)	3	(9)	(33)	(4)	(13)	187	287	—	—	418
Ending balance	$7,000	$4,128	$14,696	$3,309	$25,173	$2,723	$3,120	$—	$2,000	$62,149

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.1 million in the three months ended March 31, 2017, compared to a credit of $0.7 million in the three months ended March 31, 2016.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $1.5 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.1 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income ("AOCI") at March 31, 2017 and December 31, 2016, respectively.

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Investments in low income housing tax credit partnerships	$3,120	$3,353
Trust preferred investments	2,792	2,792
Investments in affiliates	313	690
Other	54	54
Total	$6,279	$6,889

The Company had $1.7 million in unfunded low income housing commitments as of March 31, 2017 and December 31, 2016, of which $1.0 million is expected to be paid in 2018 and $0.7 million is expected to be paid in 2019.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2017 and March 31, 2016:

(dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost method:
Amortization expense recognized in other operating expense	$233	$257
Tax credits recognized in income tax expense	266	293

8. OTHER INTANGIBLE ASSETS

Other intangible assets include a core deposit premium and mortgage servicing rights. The following table presents changes in other intangible assets for the three months ended March 31, 2017:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$4,680	$15,779	$20,459
Additions	—	588	588
Amortization	(668)	(520)	(1,188)
Balance, end of period	$4,012	$15,847	$19,859

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million for the three months ended March 31, 2017, compared to $0.5 million for the three months ended March 31, 2016.

Amortization of mortgage servicing rights was $0.5 million for the three months ended March 31, 2017, compared to $1.5 million for the three months ended March 31, 2016.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Fair market value, beginning of period	$18,087	$18,345
Fair market value, end of period	17,627	17,195
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	15.0	15.3

The gross carrying value and accumulated amortization related to our intangible assets are presented below:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(40,630)	$4,012	$44,642	$(39,962)	$4,680
Mortgage servicing rights	62,637	(46,790)	15,847	62,049	(46,270)	15,779
Total	$107,279	$(87,420)	$19,859	$106,691	$(86,232)	$20,459

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2017, estimated amortization expense for the remainder of fiscal year 2017, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2017 (remainder)	$2,006	$1,498	$3,504
2018	2,006	1,673	3,679
2019	—	1,397	1,397
2020	—	1,191	1,191
2021	—	992	992
2022	—	893	893
Thereafter	—	8,203	8,203
	$4,012	$15,847	$19,859

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

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2017, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2017, we were a party to interest rate lock and forward sale commitments on $7.8 million and $17.6 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
Derivatives Financial Instruments Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$38	$260	$103	$118

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(dollars in thousands)
Three Months Ended March 31, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(207)

Three Months Ended March 31, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	(79)

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.44 billion line of credit as of March 31, 2017, compared to $1.41 billion at December 31, 2016. At March 31, 2017, $1.42 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016. Short-term borrowings under this arrangement totaled $21.0 million at March 31, 2017, compared to $135.0 million at December 31, 2016.  There were no long-term borrowings under this arrangement at March 31, 2017 and December 31, 2016. FHLB advances available at March 31, 2017 were secured by unencumbered investment securities with a fair value of $0.2 million and certain real estate loans with a carrying value of $1.87 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.1 million and $63.7 million, respectively. As of March 31, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $129.9 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11. EQUITY

We have generated considerable tax benefits, including net operating loss carry-forwards and federal and state tax credits. Our use of the tax benefits in the future would be limited if we experience an "ownership change" for U.S. federal income tax purposes. In general, an "ownership change" will occur if there is a cumulative increase in the Company's ownership by "5-percent shareholders" (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2017, the bank had Statutory Retained Earnings of $93.7 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). In January 2017, 1,750 shares of common stock, at a cost of $0.1 million, were repurchased under the 2016 Repurchase Plan.

On January 24, 2017, the Board of Directors also authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan. In the three months ended March 31, 2017, 112,000 shares of common stock, at a cost of $3.5 million, were repurchased under the 2017 Repurchase Plan.

12. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Mortgage banking income:
Loan servicing fees	$1,358	$1,362
Amortization of mortgage servicing rights	(520)	(1,509)
Gain on sale of residential mortgage loans	1,312	1,466
Unrealized gain (loss) on interest rate locks	(207)	(79)
Total mortgage banking income	$1,943	$1,240

13. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	437,697	$22.01
Changes during the period:
Granted	32,689	32.09
Vested	(27,499)	20.75
Forfeited	(1,602)	23.26
Non-vested restricted stock awards and units, end of period	441,285	22.83

14. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Interest cost	$229	$343
Expected return on plan assets	(264)	(439)
Amortization of net actuarial loss	296	354
Net periodic cost	$261	$258

Our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008. The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Interest cost	$115	$116
Amortization of net actuarial loss	26	13
Amortization of net transition obligation	4	4
Amortization of prior service cost	4	5
Net periodic cost	$149	$138

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2017 and 2016, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$3,527	$1,403	$2,124
Less: Reclassification adjustment for gains realized in net income	—	—	—
Net unrealized gains on investment securities	3,527	1,403	2,124

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	421	164	257
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	(613)	(249)	(364)

Other comprehensive income	$2,914	$1,154	$1,760

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$19,683	$7,830	$11,853
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	19,683	7,830	11,853

Defined benefit plans:
Amortization of net actuarial loss	367	124	243
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	376	126	250

Other comprehensive income	$20,059	$7,956	$12,103

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income before reclassifications	2,124	(627)	1,497
Amounts reclassified from AOCI	—	263	263
Total other comprehensive income (loss)	2,124	(364)	1,760

Balance at end of period	$6,853	$(6,614)	$239

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	11,853	—	11,853
Amounts reclassified from AOCI	—	250	250
Total other comprehensive income	11,853	250	12,103

Balance at end of period	$21,034	$(8,728)	$12,306

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2017 and 2016:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2017	2016
Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(421)	$(367)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(4)	(5)	(1)
	(429)	(376)	Total before tax
	166	126	Tax benefit
Total reclassifications for the period	$(263)	$(250)	Net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 - Pension and Supplemental Executive Retirement Plans for additional details).

16. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$13,079	$11,181

Weighted average shares outstanding - basic	30,714,895	31,263,433
Dilutive effect of employee stock options and awards	286,343	242,874
Weighted average shares outstanding - diluted	31,001,238	31,506,307

Basic earnings per common share	$0.43	$0.36
Diluted earnings per common share	$0.42	$0.35

A total of 539 potentially dilutive securities have been excluded from the dilutive share calculation for the three months ended March 31, 2017, as their effect was anti-dilutive, compared to 28,135 for the three months ended March 31, 2016.

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The fair value of loans are not based on the notion of exit price.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Financial assets
Cash and due from banks	$83,670	$83,670	$83,670	$—	$—
Interest-bearing deposits in other banks	22,363	22,363	22,363	—	—
Investment securities	1,514,315	1,511,070	682	1,498,247	12,141
Loans held for sale	9,905	9,905	—	9,905	—
Net loans and leases	3,490,349	3,442,734	—	29,322	3,413,412
Federal Home Loan Bank stock	7,333	7,333	7,333	—	—
Accrued interest receivable	14,819	14,819	14,819	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,290,632	1,290,632	1,290,632	—	—
Interest-bearing demand and savings and money market	2,328,705	2,328,705	2,328,705	—	—
Time	1,158,107	1,154,056	—	—	1,154,056
Short-term borrowings	21,000	21,000	—	21,000	—
Long-term debt	92,785	69,234	—	69,234	—
Accrued interest payable (included in other liabilities)	2,118	2,118	2,118	—	—

Off-balance sheet financial instruments
Commitments to extend credit	841,752	1,066	—	1,066	—
Standby letters of credit and financial guarantees written	16,371	246	—	246	—
Derivatives:
Interest rate lock commitments	7,799	19	—	19	—
Forward sale commitments	17,630	(84)	—	(84)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial assets
Cash and due from banks	$75,272	$75,272	$75,272	$—	$—
Interest-bearing deposits in other banks	9,069	9,069	9,069	—	—
Investment securities	1,461,515	1,458,213	660	1,445,357	12,196
Loans held for sale	31,881	31,881	—	31,881	—
Net loans and leases	3,468,259	3,426,976	—	30,723	3,396,253
Federal Home Loan Bank stock	11,572	11,572	11,572	—	—
Accrued interest receivable	15,675	15,675	15,675	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,265,246	1,265,246	1,265,246	—	—
Interest-bearing demand and savings and money market	2,253,591	2,253,591	2,253,591	—	—
Time	1,089,364	1,088,436	—	—	1,088,436
Short-term borrowings	135,000	135,000	—	135,000	—
Long-term debt	92,785	68,186	—	68,186	—
Accrued interest payable (included in other liabilities)	1,556	1,556	1,556	—	—

Off-balance sheet financial instruments
Commitments to extend credit	825,304	1,046	—	1,046	—
Standby letters of credit and financial guarantees written	16,043	241	—	241	—
Derivatives:
Interest rate lock commitments	879	6	—	6	—
Forward sale commitments	32,497	136	—	136	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Available for sale securities:
Debt securities:
States and political subdivisions	$185,421	$—	$173,280	$12,141
Corporate securities	94,335	—	94,335	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	821,372	—	821,372	—
Commercial - U.S. Government agencies and sponsored entities	13,460	—	13,460	—
Residential - Non-government agencies	49,517	—	49,517	—
Commercial - Non-government agencies	138,102	—	138,102	—
Other	682	682	—	—
Total available for sale securities	1,302,889	682	1,290,066	12,141
Derivatives: Interest rate lock and forward sale commitments	(65)	—	(65)	—
Total	$1,302,824	$682	$1,290,001	$12,141

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$185,041	$—	$172,845	$12,196
Corporate securities	99,389	—	99,389	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	769,986	—	769,986	—
Residential - Non-government agencies	51,547	—	51,547	—
Commercial - Non-government agencies	137,224	—	137,224	—
Other	660	660	—	—
Total available for sale securities	1,243,847	660	1,230,991	12,196
Derivatives: Interest rate lock and forward sale commitments	142	—	142	—
Total	$1,243,989	$660	$1,231,133	$12,196

For the three months ended March 31, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2016	$12,196
Principal payments received	(89)
Unrealized net gain included in other comprehensive income	34
Balance at March 31, 2017	$12,141

Balance at December 31, 2015	$12,479
Principal payments received	(83)
Unrealized net gain included in other comprehensive income	259
Balance at March 31, 2016	$12,655

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.1 million and $12.7 million at March 31, 2017 and March 31, 2016, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of March 31, 2017, the weighted average discount rate utilized was 4.73%, compared to 3.00% at December 31, 2016, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

For assets measured at fair value on a nonrecurring basis that were recorded at fair value on our balance sheet at March 31, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans (1)	$29,322	$—	$29,322	$—
Other real estate (2)	851	—	851	—

December 31, 2016
Impaired loans (1)	$30,723	$—	$30,723	$—
Other real estate (2)	791	—	791	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. The majority of the Company's net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2017
Net interest income	$34,090	$7,165	$—	$41,255
Inter-segment net interest income (expense)	7,927	(6,190)	(1,737)	—
Credit for loan and lease losses	80	—	—	80
Other operating income	5,724	1,261	3,029	10,014
Other operating expense	(15,018)	(388)	(16,054)	(31,460)
Administrative and overhead expense allocation	(13,704)	(202)	13,906	—
Income before taxes	19,099	1,646	(856)	19,889
Income tax (expense) benefit	(6,540)	(564)	294	(6,810)
Net income (loss)	$12,559	$1,082	$(562)	$13,079

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2016
Net interest income	$30,951	$8,260	$—	$39,211
Inter-segment net interest income (expense)	10,558	(7,017)	(3,541)	—
Credit for loan and lease losses	747	—	—	747
Other operating income	5,534	745	2,377	8,656
Other operating expense	(14,743)	(388)	(16,235)	(31,366)
Administrative and overhead expense allocation	(15,750)	(196)	15,946	—
Income before taxes	17,297	1,404	(1,453)	17,248
Income tax (expense) benefit	(6,054)	(491)	478	(6,067)
Net income (loss)	$11,243	$913	$(975)	$11,181

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At March 31, 2017:
Investment securities	$—	$1,514,315	$—	$1,514,315
Loans and leases (including loans held for sale)	3,555,623	—	—	3,555,623
Other	44,175	252,283	76,785	373,243
Total assets	$3,599,798	$1,766,598	$76,785	$5,443,181

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2016:
Investment securities	$—	$1,461,515	$—	$1,461,515
Loans and leases (including loans held for sale)	3,556,771	—	—	3,556,771
Other	56,482	241,387	68,081	365,950
Total assets	$3,613,253	$1,702,902	$68,081	$5,384,236

19. LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Pacific Financial Corp. ("CPF") is a Hawaii corporation and a bank holding company. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank. We refer to Central Pacific Bank herein as "our bank" or "the bank," and when we say "the Company," "we," "us" or "our," we mean the holding company on a consolidated basis with the bank and our other consolidated subsidiaries.

Central Pacific Bank is a full-service community bank with 35 branches and 103 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2017.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At March 31, 2017, we had an Allowance of $55.4 million, compared to $56.6 million at December 31, 2016.

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

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $0.1 million during the first quarter of 2017 and $2.6 million during the fourth quarter of 2016.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of March 31, 2017 and December 31, 2016.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At March 31, 2017 and December 31, 2016, all of our loans held for sale were Hawaii residential mortgage loans.

Mortgage Servicing Rights

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and is a component of mortgage banking income. Amortization of the servicing rights is also reported as a component of mortgage banking income in the other operating income section of our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one pool.

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

Prepayment speeds may be affected by economic factors such as changes in home prices, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized mortgage servicing rights. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of mortgage servicing rights.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets ("DTAs") and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTAs will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTAs may not be realized, which would result in a charge to earnings.

As of March 31, 2017, we have a valuation allowance on our net DTA of $2.7 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our six consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $51.0 million at March 31, 2017 will be realized.

The Company establishes income tax contingency reserves for potential tax liabilities related to uncertain tax positions that arise in the normal course of business. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. The Company did not have any uncertain tax positions as of March 31, 2017 and December 31, 2016.

Impact of Recently Issued Accounting Pronouncements on Future Filings

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires an entity to present the service cost component of the net periodic benefit cost in the same line item or items in the statement of income (i.e. salaries and employee benefits) as other employee compensation costs arising from services rendered by the pertinent employees during the period. In addition, only the service cost component is eligible for capitalization. The other components of net benefit costs are required to be presented in the statement of income separately from the service cost component (i.e. other operating expense - other). ASU 2017-07 is effective for the Company's reporting period beginning on January 1, 2018. Early adoption is permitted, however the Company does not plan to early adopt. The presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of income should be applied retrospectively, while the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets should be applied prospectively. ASU 2017-07 allows a practical expedient that permits the Company to use the amounts disclosed in its pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for the Company's reporting period beginning on January 1, 2018. Early adoption is permitted. ASU 2017-08 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

Financial Summary

Net income for the three months ended March 31, 2017 was $13.1 million, or $0.42 per diluted share, compared to $11.2 million, or $0.35 per diluted share for the three months ended March 31, 2016.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Return on average assets	0.96%	0.87%
Return on average shareholders’ equity	10.24	8.85
Basic earnings per common share	$0.43	$0.36
Diluted earnings per common share	0.42	0.35

Material Trends

While the U.S. economy is in its 8th year of recovery following the downturn, there remains some uncertainty in the U.S. and global macroeconomic environments. Job gains have been moderate and wages have not increased significantly, while inflation has remained below the Federal Reserve's long term objective and business fixed investment remains low. Furthermore, until policy actions of the new U.S. Presidential Administration are solidified, there remains uncertainty in the economic and regulatory environment.

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

In its first quarter of 2017 report, DBEDT projects Hawaii's economy, as measured by the growth of real personal income and real gross state product, will grow steadily at a rate of 2.4% and 1.8% for 2017, respectively. Based on the recent developments in the national and global economy, the performance of Hawaii's tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, DBEDT expects Hawaii's economy will continue to experience positive growth in 2017.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.7% in March 31, 2017, compared to 3.1% in March 31, 2016. The last time Hawaii's unemployment rate was 2.7% was in June 2007. In addition, Hawaii's unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 4.5%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 3.4% in 2017.

Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the fifth straight year,, Hawaii's strong visitor industry broke records for visitor arrivals and visitor spending, and through the three months ended March 31, 2017, is on pace for its sixth straight record-breaking year. According to the Hawaii Tourism Authority ("HTA"), 2.3 million visitors visited the state in the three months ended March 31, 2017. This was an increase of 3.1% from the number of visitor arrivals in the three months ended March 31, 2016. The HTA also reported total spending by visitors increased to $4.4 billion in the three months ended March 31, 2017, or an increase of $412.6 million, or 10.4%, from the three months ended March 31, 2016. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 1.5% and 2.9% in 2017, respectively.

Real estate lending is a primary focus for us, including residential mortgage, commercial mortgage, and construction loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and Oahu single-family home prices soared to record highs in 2016. These trends continued through the three months ended March 31, 2017. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 1.0% for single-family homes and 7.1% for condominiums for the three months ended March 31, 2017 compared to the same time period last year. The median sales price for single-family homes on Oahu for the three months ended March 31, 2017 was $750,000, representing an increase of 3.5% from $724,900 in the same prior year period. The median sales price for condominiums on Oahu for the three months ended March 31, 2017 was $390,000, representing an increase of 2.6% from $380,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong during the remainder of 2017, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis ("net interest income") for the three months ended March 31, 2017 and 2016 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2017			2016			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$39,910	0.75%	74	$13,990	0.49%	17	$25,920	0.26%	57
Investment securities, excluding valuation allowance:
Taxable (1)	1,329,915	2.45	8,147	1,331,717	2.52	8,406	(1,802)	(0.07)	(259)
Tax-exempt (1)	171,139	3.52	1,506	174,044	3.52	1,532	(2,905)	—	(26)
Total investment securities	1,501,054	2.57	9,653	1,505,761	2.64	9,938	(4,707)	(0.07)	(285)
Loans and leases, including loans held for sale (2)	3,547,718	3.98	34,957	3,258,872	3.92	31,793	288,846	0.06	3,164
Federal Home Loan Bank stock	6,773	3.31	56	7,633	1.92	37	(860)	1.39	19
Total interest earning assets	5,095,455	3.54	44,740	4,786,256	3.50	41,785	309,199	0.04	2,955
Noninterest-earning assets	327,074			362,488			(35,414)
Total assets	$5,422,529			$5,148,744			$273,785

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$879,428	0.06%	140	$827,502	0.05%	111	$51,926	0.01%	29
Savings and money market deposits	1,419,420	0.07	257	1,427,733	0.07	263	(8,313)	—	(6)
Time deposits under $100,000	193,638	0.38	180	211,622	0.37	197	(17,984)	0.01	(17)
Time deposits $100,000 and over	1,026,181	0.61	1,537	888,683	0.32	701	137,498	0.29	836
Total interest-bearing deposits	3,518,667	0.24	2,114	3,355,540	0.15	1,272	163,127	0.09	842
Short-term borrowings	14,777	0.84	31	44,423	0.45	50	(29,646)	0.39	(19)
Long-term debt	92,785	3.55	813	92,785	3.10	716	—	0.45	97
Total interest-bearing liabilities	3,626,229	0.33	2,958	3,492,748	0.23	2,038	133,481	0.10	920
Noninterest-bearing deposits	1,244,207			1,112,530			131,677
Other liabilities	41,264			38,111			3,153
Total liabilities	4,911,700			4,643,389			268,311
Shareholders’ equity	510,804			505,330			5,474
Non-controlling interest	25			25			—
Total equity	510,829			505,355			5,474
Total liabilities and equity	$5,422,529			$5,148,744			$273,785

Net interest income			$41,782			$39,747			$2,035

Interest rate spread		3.21%			3.27%			(0.06)%

Net interest margin		3.30%			3.33%			(0.03)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $41.8 million for the first quarter of 2017, representing an increase of 5.1% from $39.7 million in the first quarter of 2016. The increase was primarily attributable to a significant increase in average loans and leases balances funded by growth in lower cost deposits. Offsetting this increase was a significant increase in average time deposits $100,000 and over combined with a 29 basis point ("bp") increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the first quarter of 2017 increased by 4 bp from the first quarter of 2016. Average rates paid on our interest-bearing liabilities increased by 10 bp in the first quarter of 2017 from the first quarter of 2016.

Interest Income

Taxable-equivalent interest income was $44.7 million for the first quarter of 2017, representing an increase of 7.1% from $41.8 million in the first quarter of 2016. The increase was primarily attributable to a $288.8 million increase in average loans and leases compared to the first quarter of 2016, accounting for approximately $2.7 million of the increase in interest income during the first quarter of 2017. In addition, during the first quarter of 2017, the Company received $1.0 million in loan interest recoveries. These increases were partially offset by a 7 bp decrease in average yields earned on investment securities compared to the first quarter of 2016, decreasing interest income by approximately $0.2 million.

Interest Expense

Interest expense for the first quarter of 2017 was $3.0 million, representing an increase of 45.1% from the first quarter of 2016. The increase was primarily attributable to a $137.5 million increase in average time deposits $100,000 and over, combined with a 29 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $0.8 million.

Net Interest Margin

Our net interest margin was 3.30% for the first quarter of 2017, compared to 3.33% for the first quarter of 2016. The decrease in our net interest margin reflects a decrease of 7 bp in yields earned on our average investment securities portfolio, combined with an increase in rates paid on our average time deposits $100,000 and over of 29 bp.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Federal Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range to 0.50% to 0.75% in December 2016, and three months later increased the Federal Funds range to 0.75% to 1.00% in March 2017.
We expect the target Fed Funds rate to gradually increase through the remainder 2017, as the labor market continues to strengthen and inflation approaches the FOMC long run objective. Furthermore, the new presidential administration has indicated policy actions that are interpreted as inflationary; however, there is still uncertainty on how fiscal policy will evolve. As a result, we expect the market to exhibit volatility in interest rates as policy actions unfold, coupled with a moderate increase in the yield curve throughout 2017.

Provision for Loan and Lease Losses

Our Provision was a credit of $0.1 million during the first quarter of 2017, compared to a credit of $0.7 million in the first quarter of 2016. Our net charge-offs were $1.2 million during the first quarter of 2017, compared to net charge-offs of $0.4 million in the first quarter of 2016.

The credit to the provision for loan and lease losses in the three months ended March 31, 2017 was primarily attributable to improving trends in credit quality and market conditions. Nonperforming assets of $8.8 million as of March 31, 2017 decreased by $0.4 million from December 31, 2016.

Other Operating Income

The following table sets forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016	$ Change	% Change
Mortgage banking income	$1,943	$1,240	$703	56.7%
Service charges on deposit accounts	2,036	1,964	72	3.7%
Other service charges and fees	2,748	2,767	(19)	-0.7%
Income from fiduciary activities	864	840	24	2.9%
Equity in earnings of unconsolidated subsidiaries	61	90	(29)	-32.2%
Fees on foreign exchange	163	148	15	10.1%
Income from bank-owned life insurance	1,117	625	492	78.7%
Loan placement fees	134	46	88	191.3%
Net gain on sales of foreclosed assets	102	308	(206)	-66.9%
Other:
Income recovered on nonaccrual loans previously charged-off	561	157	404	257.3%
Other recoveries	37	21	16	76.2%
Commissions on sale of checks	87	86	1	1.2%
Other	161	364	(203)	-55.8%
Total other operating income	$10,014	$8,656	$1,358	15.7%

For the first quarter of 2017, total other operating income of $10.0 million increased by $1.4 million, or 15.7%, from $8.7 million in the year-ago quarter. The increase from the comparable prior year period was primarily due to higher mortgage banking income of $0.7 million, higher income from bank-owned life insurance of $0.5 million, and higher income recovered on nonaccrual loans previously charged-off of $0.4 million. The higher mortgage banking income was primarily attributable to lower amortization of mortgage servicing rights of $1.0 million due to slower prepayment activity. The higher income from bank-owned life insurance during the current quarter was primarily attributable to death benefit income of $0.6 million.

Other Operating Expense

The following table sets forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016	$ Change	% Change
Salaries and employee benefits	$17,387	$16,937	$450	2.7%
Net occupancy	3,414	3,314	100	3.0%
Equipment	842	811	31	3.8%
Amortization of other intangible assets	668	669	(1)	-0.1%
Communication expense	900	959	(59)	-6.2%
Legal and professional services	1,792	1,613	179	11.1%
Computer software expense	2,252	2,704	(452)	-16.7%
Advertising expense	392	634	(242)	-38.2%
Foreclosed asset expense	36	15	21	140.0%
Other:
Charitable contributions	151	218	(67)	-30.7%
FDIC insurance assessment	424	639	(215)	-33.6%
Miscellaneous loan expenses	261	254	7	2.8%
ATM and debit card expenses	450	428	22	5.1%
Amortization of investments in low-income housing tax credit partnerships	233	257	(24)	-9.3%
Armored car expenses	258	201	57	28.4%
Entertainment and promotions	158	231	(73)	-31.6%
Stationery and supplies	178	267	(89)	-33.3%
Directors’ fees and expenses	207	205	2	1.0%
Provision (credit) for residential mortgage loan repurchase losses	—	(351)	351	-100.0%
Increase (decrease) to the reserve for unfunded commitments	70	44	26	59.1%
Other	1,387	1,317	70	5.3%
Total other operating expense	$31,460	$31,366	$94	0.3%

For the first quarter of 2017, total other operating expense was $31.5 million and increased by $0.1 million, or 0.3%, from $31.4 million in the year-ago quarter. The increase from the year-ago quarter was primarily attributable higher salaries and employee benefits of $0.5 million, combined with a credit to the provision for residential mortgage loan repurchase losses of $0.4 million recorded in the year-ago quarter, partially offset by lower computer software expense of $0.5 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total operating expenses by total revenue. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio improved to 61.36% in the first quarter of 2017, compared to 65.53% in the year-ago quarter. The efficiency ratio during the current quarter was positively impacted by the growth in net interest income and the death benefit income received during the quarter.

On December 31, 2016, the Company elected to reclassify loan servicing fees, amortization of mortgage servicing rights, net gain on sale of residential mortgage loans, and unrealized gain (loss) on interest rate locks into a single line item called "mortgage banking income" in the Company's consolidated statements of income. Loan servicing fees and net gain on sale of residential mortgage loans were previously recorded in its own line in the other operating income section of the consolidated statements of income, while unrealized gain (loss) on interest rate locks was included as a component of other operating income - other. The amortization of mortgage servicing rights was previously recorded as a component of amortization and impairment of other intangible assets in the other operating expense section of the Company's consolidated statements of income. The components of mortgage banking income are disclosed in Note 12 - Mortgage Banking Income to the consolidated financial statements. The Company believes the reclassification provides a better presentation of revenues and costs of our mortgage banking activities. Comparative financial statements of prior years have been adjusted retrospectively.

Income Taxes

For the first quarter of 2017, the Company recorded income tax expense of $6.8 million compared to $6.1 million in the same prior year period. The increase in income tax expense in the three months ended March 31, 2017 is primarily due to the increase in pre-tax income.

The effective tax rate for the first quarter of 2017 was 34.24%, compared to 35.18% in the same prior year period. Income tax expense and the effective tax rate in the three months ended March 31, 2017 was positively impacted by $0.6 million in death benefit income from bank-owned life insurance, which is tax-exempt. In addition, during the first quarter of 2017, we recorded $0.1 million in excess tax benefits from the vesting of restricted stock units. Prior to the adoption of ASU 2016-09, excess tax benefits from the vesting of restricted stock units were recorded in shareholders' equity.

The remaining valuation allowance on our net DTA totaled $2.7 million at March 31, 2017 and $2.8 million at December 31, 2016, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $51.0 million at March 31, 2017, compared to a net DTA of $58.9 million as of December 31, 2016, and is included in other assets on our consolidated balance sheets. The decrease in net DTA is primarily due to utilization of income tax credit carryforwards.

Financial Condition

Total assets at March 31, 2017 of $5.44 billion increased by $58.9 million from $5.38 billion at December 31, 2016. The increase in total assets and total liabilities was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.51 billion at March 31, 2017 increased by $52.8 million, or 3.6%, from December 31, 2016. The increase reflects investment securities purchases totaling $107.5 million and a $3.5 million increase in the market valuation on the available-for-sale portfolio, partially offset by principal runoff.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
HAWAII:
Commercial, financial and agricultural	$395,915	$373,006	$22,909	6.1%
Real estate:
Construction	89,970	97,873	(7,903)	(8.1)
Residential mortgage	1,237,150	1,217,234	19,916	1.6
Home equity	370,856	361,209	9,647	2.7
Commercial mortgage	776,098	767,586	8,512	1.1
Consumer:
Automobiles	137,252	131,037	6,215	4.7
Other consumer	162,987	177,122	(14,135)	(8.0)
Leases	598	677	(79)	(11.7)
Total loans and leases	3,170,826	3,125,744	45,082	1.4
Allowance for loan and lease losses	(49,146)	(49,350)	204	(0.4)
Net loans and leases	$3,121,680	$3,076,394	$45,286	1.5

U.S. MAINLAND:
Commercial, financial and agricultural	$107,133	$137,434	$(30,301)	(22.0)
Real estate:
Construction	4,137	3,665	472	12.9
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	117,690	117,853	(163)	(0.1)
Consumer:
Automobiles	96,663	81,889	14,774	18.0
Other consumer	49,269	58,305	(9,036)	(15.5)
Leases	—	—	—	—
Total loans and leases	374,892	399,146	(24,254)	(6.1)
Allowance for loan and lease losses	(6,223)	(7,281)	1,058	(14.5)
Net loans and leases	$368,669	$391,865	$(23,196)	(5.9)

TOTAL:
Commercial, financial and agricultural	$503,048	$510,440	$(7,392)	(1.4)
Real estate:
Construction	94,107	101,538	(7,431)	(7.3)
Residential mortgage	1,237,150	1,217,234	19,916	1.6
Home equity	370,856	361,209	9,647	2.7
Commercial mortgage	893,788	885,439	8,349	0.9
Consumer:
Automobiles	233,915	212,926	20,989	9.9
Other consumer	212,256	235,427	(23,171)	(9.8)
Leases	598	677	(79)	(11.7)
Total loans and leases	3,545,718	3,524,890	20,828	0.6
Allowance for loan and lease losses	(55,369)	(56,631)	1,262	(2.2)
Net loans and leases	$3,490,349	$3,468,259	$22,090	0.6

Loans and leases, net of deferred costs, of $3.55 billion at March 31, 2017 increased by $20.8 million, or 0.6%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: automobiles of $21.0 million, residential mortgage of $19.9 million, home equity of $9.6 million, and commercial mortgage of $8.3 million. These increases were partially offset by net decreases in the following loan portfolios: other consumer of $23.2 million, construction of $7.4 million, and commercial, financial and agricultural of $7.4 million. The net increase in the loan portfolio also reflects loan charge-offs totaling $2.0 million during the three months ended March 31, 2017.

The Hawaii loan portfolio increased by $45.1 million, or 1.4%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: commercial, financial and agricultural of $22.9 million, residential mortgage of $19.9 million, home equity of $9.6 million, commercial mortgage of $8.5 million, and automobiles of $6.2 million. These increases in the real estate portfolios were primarily due to an increased demand from both new and existing customers. The increase was partially offset by net decreases in the Hawaii other consumer and construction loan portfolios.

The U.S. Mainland loan portfolio decreased by $24.3 million, or 6.1% from December 31, 2016. The net decrease was primarily attributable to reductions in the commercial, financial, and agricultural and other consumer loan portfolios, partially offset by a net increase in the automobile loan portfolio. In March 2017, we purchased a U.S. Mainland direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield of 3.75%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$1,030	$1,877	$(847)	(45.1)%
Real estate:
Residential mortgage	4,621	5,322	(701)	(13.2)
Home equity	1,490	333	1,157	347.4
Commercial mortgage	842	864	(22)	(2.5)
Total nonaccrual loans	7,983	8,396	(413)	(4.9)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	851	791	60	7.6
Total OREO	851	791	60	7.6
Total nonperforming assets	8,834	9,187	(353)	(3.8)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Home equity	—	1,120	(1,120)	(100.0)
Consumer:
Automobiles	133	208	(75)	(36.1)
Other consumer	107	63	44	69.8
Total accruing loans delinquent for 90 days or more	240	1,391	(1,151)	(82.7)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	306	—	306	—
Real estate:
Construction	—	21	(21)	(100.0)
Residential mortgage	13,292	14,292	(1,000)	(7.0)
Commercial mortgage	1,777	1,879	(102)	(5.4)
Total restructured loans still accruing interest	15,375	16,192	(817)	(5.0)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$24,449	$26,770	$(2,321)	(8.7)

Ratio of nonaccrual loans to total loans and leases	0.23%	0.24%		(0.01)%
Ratio of nonperforming assets to total loans and leases and OREO	0.25%	0.26%		(0.01)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.26%	0.30%		(0.04)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.69%	0.76%		(0.07)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2016	$9,187
Additions	1,881
Reductions:
Payments	(552)
Return to accrual status	(1,682)
Total reductions	(2,234)
Net increase (decrease)	(353)
Balance at March 31, 2017	$8,834

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $8.8 million at March 31, 2017, compared to $9.2 million at December 31, 2016. There were no nonperforming loans classified as held for sale at March 31, 2017 and December 31, 2016. The decrease in nonperforming assets from December 31, 2016 was attributable to $0.6 million in repayments and $1.7 million in loans restored to accrual status, offset by additions of $1.9 million.

Net changes to nonperforming assets by category included net decreases in Hawaii commercial, financial and agricultural assets of $0.8 million and Hawaii residential mortgage assets of $0.6 million, partially offset by a net increase in Hawaii home equity assets of $1.2 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2017 totaled $3.5 million and consisted of 18 Hawaii residential mortgage loans with a combined principal balance of $2.4 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $15.4 million of TDRs still accruing interest at March 31, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $16.2 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Allowance for Loan and Lease Losses:
Balance at beginning of period	$56,631	$63,314

Provision (credit) for loan and lease losses	(80)	(747)

Charge-offs:
Commercial, financial and agricultural	500	352
Consumer:
Automobiles	520	381
Other consumer	977	731
Leases	—	—
Total charge-offs	1,997	1,464

Recoveries:
Commercial, financial and agricultural	275	349
Real estate:
Construction	21	9
Residential mortgage	96	34
Home equity	2	3
Commercial mortgage	11	13
Consumer:
Automobiles	194	194
Other consumer	216	444
Total recoveries	815	1,046

Net charge-offs (recoveries)	1,182	418

Balance at end of period	$55,369	$62,149

Allowance as a percentage of total loans and leases	1.56%	1.88%

Annualized ratio of net charge-offs (recoveries) to average loans and leases	0.13%	0.05%

Our Allowance at March 31, 2017 totaled $55.4 million compared to $56.6 million at December 31, 2016. The decrease in our Allowance during the three months ended March 31, 2017, was a direct result of $1.2 million in net charge-offs and a credit to the Provision of $0.1 million.

Our Allowance as a percentage of total loans and leases decreased from 1.61% at December 31, 2016 to 1.56% at March 31, 2017. Our Allowance as a percentage of nonperforming assets increased from 616.43% at December 31, 2016 to 626.77% at March 31, 2017.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $7.3 million at March 31, 2017 decreased by $4.2 million, or 36.63%, from the FHLB membership stock balance at December 31, 2016.  FHLB membership stock has an activity-based stock requirement, thus as borrowings decline, so will the FHLB membership stock balance.

Deposits

Total deposits of $4.78 billion at March 31, 2017 reflected an increase of $169.2 million, or 3.7%, from total deposits of $4.61 billion at December 31, 2016. The increase was attributable to net increases in other time deposits $100,000 and greater of $52.9 million, savings and money market deposits of $39.8 million, interest-bearing demand deposits of $35.3 million, noninterest-bearing demand deposits of $25.4 million, and government time deposits of $18.9 million. These increases were offset by a net decrease in time deposits less than $100,000 of $3.1 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.81 billion at March 31, 2017 and increased by $97.4 million, or 2.6%, from December 31, 2016.

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Noninterest-bearing demand deposits	$1,290,632	$1,265,246	$25,386	2.0%
Interest-bearing demand deposits	898,306	862,991	35,315	4.1
Savings and money market deposits	1,430,399	1,390,600	39,799	2.9
Time deposits less than $100,000	191,611	194,730	(3,119)	(1.6)
Core deposits	3,810,948	3,713,567	97,381	2.6

Government time deposits	720,333	701,417	18,916	2.7
Other time deposits $100,000 and greater	246,163	193,217	52,946	27.4
Total time deposits $100,000 and greater	966,496	894,634	71,862	8.0

Total deposits	$4,777,444	$4,608,201	$169,243	3.7

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

Common and Preferred Equity

Shareholders' equity totaled $511.5 million at March 31, 2017, compared to $504.7 million at December 31, 2016. The increase in total shareholders' equity was attributable to net income of $13.1 million and other comprehensive income of $1.8 million in the three months ended March 31, 2017, partially offset by the repurchase of 113,750 shares of common stock under our repurchase program, at a cost of $3.5 million, and cash dividends paid of $4.9 million. During the three months ended March 31, 2017, we repurchased approximately 0.4% of our common stock outstanding as of December 31, 2016.

Our tangible common equity ratio was 9.33% at March 31, 2017, compared to 9.29% at December 31, 2016. Our book value per share was $16.66 and $16.39 at March 31, 2017 and December 31, 2016, respectively. Our tangible book value per share was $16.53 and $16.23 at March 31, 2017 and December 31, 2016, respectively.

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

CPF relies on the bank to pay dividends to it to fund its obligations. As of March 31, 2017, on a stand-alone basis, CPF had an available cash balance of approximately $15.5 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2017, the bank had Statutory Retained Earnings of $93.7 million. On April 25, 2017, the Company's Board of Directors declared a cash dividend of $0.18 per share on the Company's outstanding common stock, which was a 12.5% increase from the $0.16 per share in the current quarter and a 28.6% increase from the $0.14 per share a year-ago.

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

In January 2016, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which superseded in its entirety the repurchase plan that was previously approved by the Board of Directors.

In January 2017, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which supersedes in its entirety the 2016 Repurchase Plan. As of March 31, 2017, $26.5 million remained of the total $30.0 million total repurchase amount authorized by the Board of Directors under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in our 2016 Form 10-K "Business — Supervision and Regulation."

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2017 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2017:
Leverage capital	$577,081	10.7%	$216,000	4.0%	$270,000	5.0%
Tier 1 risk-based capital	577,081	15.2	227,573	6.0	303,431	8.0
Total risk-based capital	624,735	16.5	303,431	8.0	379,289	10.0
CET1 risk-based capital	491,538	13.0	170,680	4.5	246,538	6.5

At December 31, 2016:
Leverage capital	$562,460	10.6%	$211,383	4.0%	$264,229	5.0%
Tier 1 risk-based capital	562,460	14.2	237,157	6.0	316,209	8.0
Total risk-based capital	612,202	15.5	316,209	8.0	395,261	10.0
CET1 risk-based capital	485,268	12.3	177,868	4.5	256,920	6.5

Central Pacific Bank
At March 31, 2017:
Leverage capital	$560,921	10.4%	$215,750	4.0%	$269,687	5.0%
Tier 1 risk-based capital	560,921	14.8	227,225	6.0	302,966	8.0
Total risk-based capital	608,450	16.1	302,966	8.0	378,708	10.0
CET1 risk-based capital	560,921	14.8	170,419	4.5	246,160	6.5

At December 31, 2016:
Leverage capital	$541,577	10.3%	$211,135	4.0%	$263,918	5.0%
Tier 1 risk-based capital	541,577	13.7	236,806	6.0	315,741	8.0
Total risk-based capital	591,185	15.0	315,741	8.0	394,677	10.0
CET1 risk-based capital	541,577	13.7	177,604	4.5	256,540	6.5

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

The bank is a member of and maintained a $1.44 billion line of credit with the FHLB as of March 31, 2017, compared to $1.41 billion at December 31, 2016. Short-term borrowings under this arrangement totaled $21.0 million at March 31, 2017, compared to $135.0 million at December 31, 2016, respectively. There were no long-term borrowings under this arrangement at March 31, 2017 and December 31, 2016. FHLB advances available at March 31, 2017 were secured by unencumbered investment securities with a fair value of $0.2 million and certain real estate loans with a carrying value of $1.87 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2017, $1.42 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016.

At March 31, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.1 million and $63.7 million, respectively. As of March 31, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $129.9 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our contractual obligations since December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk that occurs when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives. The Asset/Liability Committee ("ALCO") monitors interest rate risk through the use of interest rate sensitivity gap, net interest income and market value of portfolio equity simulation, and rate shock analyses. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2017 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's management, including the principal executive officer and principal financial officer conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company's principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective. See further discussion below.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, except as follows. The Company previously reported a material weakness in internal control over financial reporting over the completeness and accuracy of the information used in determining the allowance for loan and lease losses ("Allowance"). As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, the Company implemented an enhanced Allowance methodology and a new Allowance software model. In connection with this implementation, the Company's internal controls were not properly designed or operating effectively to timely verify the completeness and accuracy of certain information which are inputs into the calculation of the Allowance reserve. Subsequent to management's determination of the material weakness, management promptly began taking the following remedial actions to address the reported weakness:

•	The Company enhanced the level of data validation (completeness and accuracy testing) in critical model calculations;

•	The Company established a more comprehensive management review control framework for critical data input, assumptions and results generated from the Allowance model; and

•
The Company engaged an independent third-party to review the Allowance methodology and calculation for conformity with U.S. generally accepted accounting principles and regulatory compliance and to validate the accuracy of the information used in the analysis.

Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2016. Because some of these remedial actions will continue to take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management can conclude that the material weakness has been remediated.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended March 31, 2017, 113,750 shares of common stock, at an aggregate cost of $3.5 million, excluding fees and expenses, were repurchased under the share repurchase programs as described in the table below. A total of $26.5 million remained available for repurchase under the share repurchase program at March 31, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (1)(2)
January 1-31, 2017	1,750	$29.96	1,750	$11,737,847
February 1-28, 2017	50,000	31.66	50,000	28,416,891
March 1-31, 2017	62,000	30.54	62,000	26,523,182
Total	113,750	$31.03	113,750	$26,523,182

(1)
On January 27, 2016, our Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2016 Repurchase Plan"), which superseded in its entirety the share repurchase program that was previously approved by the Board. In January 2017, the Company repurchased 1,750 shares of common stock, at an aggregate cost of $0.1 million, excluding fees and expenses under the 2016 Repurchase Plan.

(2)
On January 24, 2017, our Board approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which superseded in its entirety the 2016 Repurchase Plan. In the first quarter of 2017, the Company repurchased 112,000 shares of common stock, at an aggregate cost of $3.5 million, excluding fees and expenses under the 2017 Repurchase Plan. As of March 31, 2017, $26.5 million remained of the total $30.0 million total repurchase amount authorized by the Board under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 2, 2017	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date:	May 2, 2017	/s/ David S. Morimoto
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