Form 10-Q
period 2017-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2017-08-02
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 27, 2017 was 30,439,187 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$85,975	$75,272
Interest-bearing deposits in other banks	54,576	9,069
Investment securities:
Available-for-sale, at fair value	1,315,895	1,243,847
Held-to-maturity, at amortized cost; fair value of: $203,334 at June 30, 2017 and $214,366 at December 31, 2016	204,588	217,668
Total investment securities	1,520,483	1,461,515

Loans held for sale	13,288	31,881

Loans and leases	3,591,735	3,524,890
Allowance for loan and lease losses	(52,828)	(56,631)
Net loans and leases	3,538,907	3,468,259

Premises and equipment, net	49,252	48,258
Accrued interest receivable	15,636	15,675
Investment in unconsolidated subsidiaries	6,189	6,889
Other real estate owned	1,008	791
Mortgage servicing rights	15,932	15,779
Core deposit premium	3,343	4,680
Bank-owned life insurance	156,053	155,593
Federal Home Loan Bank stock	6,492	11,572
Other assets	66,001	79,003
Total Assets	$5,533,135	$5,384,236

Liabilities
Deposits:
Noninterest-bearing demand	$1,383,754	$1,265,246
Interest-bearing demand	917,956	862,991
Savings and money market	1,453,108	1,390,600
Time	1,131,564	1,089,364
Total deposits	4,886,382	4,608,201

Short-term borrowings	—	135,000
Long-term debt	92,785	92,785
Other liabilities	41,013	43,575
Total Liabilities	5,020,180	4,879,561

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2017 and December 31, 2016	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 30,514,799 at June 30, 2017 and 30,796,243 at December 31, 2016	519,383	530,932
Surplus	84,592	84,180
Accumulated deficit	(94,269)	(108,941)
Accumulated other comprehensive income	3,224	(1,521)
Total Shareholders' Equity	512,930	504,650
Non-controlling interest	25	25
Total Equity	512,955	504,675
Total Liabilities and Equity	$5,533,135	$5,384,236
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans and leases	$35,531	$32,878	$70,488	$64,671
Interest and dividends on investment securities:
Taxable interest	8,481	7,953	16,616	16,349
Tax-exempt interest	974	995	1,953	1,991
Dividends	12	10	24	20
Interest on deposits in other banks	61	11	135	28
Dividends on Federal Home Loan Bank stock	21	23	77	60
Total interest income	45,080	41,870	89,293	83,119
Interest expense:
Interest on deposits:
Demand	154	123	294	234
Savings and money market	259	269	516	532
Time	2,136	957	3,853	1,855
Interest on short-term borrowings	46	177	77	227
Interest on long-term debt	856	735	1,669	1,451
Total interest expense	3,451	2,261	6,409	4,299
Net interest income	41,629	39,609	82,884	78,820
Provision (credit) for loan and lease losses	(2,282)	(1,382)	(2,362)	(2,129)
Net interest income after credit for loan and lease losses	43,911	40,991	85,246	80,949
Other operating income:
Mortgage banking income	1,957	1,423	3,900	2,663
Service charges on deposit accounts	2,120	1,908	4,156	3,872
Other service charges and fees	3,053	3,028	5,801	5,795
Income from fiduciary activities	964	857	1,828	1,697
Equity in earnings of unconsolidated subsidiaries	151	184	212	274
Fees on foreign exchange	130	126	293	274
Investment securities gains (losses)	(1,640)	—	(1,640)	—
Income from bank-owned life insurance	583	1,232	1,700	1,857
Loan placement fees	146	133	280	179
Net gain on sales of foreclosed assets	84	241	186	549
Other	322	805	1,168	1,433
Total other operating income	7,870	9,937	17,884	18,593
Other operating expense:
Salaries and employee benefits	17,983	17,850	35,370	34,787
Net occupancy	3,335	3,557	6,749	6,871
Equipment	967	769	1,809	1,580
Amortization of core deposit premium	669	668	1,337	1,337
Communication expense	891	919	1,791	1,878
Legal and professional services	1,987	1,723	3,779	3,336
Computer software expense	2,190	2,222	4,442	4,926
Advertising expense	390	433	782	1,067
Foreclosed asset expense	63	49	99	64
Other	3,860	4,270	7,637	7,980
Total other operating expense	32,335	32,460	63,795	63,826
Income before income taxes	19,446	18,468	39,335	35,716
Income tax expense	7,421	6,331	14,231	12,398
Net income	$12,025	$12,137	$25,104	$23,318
Per common share data:
Basic earnings per common share	$0.39	$0.39	$0.82	$0.75
Diluted earnings per common share	$0.39	$0.39	$0.81	$0.74
Cash dividends declared	$0.18	$0.14	$0.34	$0.28
Shares used in computation:
Basic shares	30,568,247	31,060,593	30,641,165	31,162,013
Diluted shares	30,803,725	31,262,525	30,879,923	31,359,568

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$12,025	$12,137	$25,104	$23,318
Other comprehensive income, net of tax:
Net change in unrealized gain on investment securities	2,795	5,866	4,919	17,719
Minimum pension liability adjustment	190	249	(174)	499
Total other comprehensive income, net of tax	2,985	6,115	4,745	18,218
Comprehensive income	$15,010	$18,252	$29,849	$41,536

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	25,104	—	—	25,104
Other comprehensive income	—	—	—	—	—	4,745	—	4,745
Cash dividends ($0.34 per share)	—	—	—	—	(10,432)	—	—	(10,432)
10,620 net shares of common stock purchased by directors' deferred compensation plan	—	—	(341)	—	—	—	—	(341)
362,371 shares of common stock repurchased and other related costs	(362,371)	—	(11,208)	—	—	—	—	(11,208)
Share-based compensation	80,927	—	—	412	—	—	—	412
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at June 30, 2017	30,514,799	$—	$519,383	$84,592	$(94,269)	$3,224	$25	$512,955

Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	23,318	—	—	23,318
Other comprehensive income	—	—	—	—	—	18,218	—	18,218
Cash dividends ($0.28 per share)	—	—	—	—	(8,734)	—	—	(8,734)
5,000 net shares of common stock purchased by directors' deferred compensation plan	—	—	(99)	—	—	—	—	(99)
492,922 shares of common stock repurchased and other related costs	(492,922)	—	(10,544)	—	—	—	—	(10,544)
Share-based compensation	168,365	—	199	635	—	—	—	834
Non-controlling interest	—	—	—	—	—	—	(16)	(16)
Balance at June 30, 2016	31,036,895	$—	$538,434	$83,482	$(122,730)	$18,421	$9	$517,616

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$25,104	$23,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,362)	(2,129)
Depreciation and amortization	3,150	2,974
Write down of other real estate, net of gain on sale	(165)	(222)
Amortization of core deposit premium and mortgage servicing rights	2,404	4,601
Net amortization of investment securities	5,826	5,801
Share-based compensation	412	635
Net loss on investment securities	1,640	—
Net gain on sales of residential loans	(2,396)	(3,311)
Proceeds from sales of loans held for sale	168,624	193,848
Originations of loans held for sale	(147,635)	(186,349)
Equity in earnings of unconsolidated subsidiaries	(212)	(274)
Net increase in cash surrender value of bank-owned life insurance	(2,170)	(1,994)
Deferred income taxes	13,648	12,398
Net tax benefits from share-based compensation	583	—
Net change in other assets and liabilities	(8,279)	1,373
Net cash provided by operating activities	58,172	50,669
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	86,372	81,894
Proceeds from sales of investment securities available for sale	96,019	—
Purchases of investment securities available for sale	(253,372)	(46,215)
Proceeds from maturities of and calls on investment securities held to maturity	12,715	13,289
Net loan proceeds (originations)	(17,715)	(115,771)
Purchases of loan portfolios	(50,725)	(77,702)
Proceeds from sale of other real estate	102	1,789
Proceeds from bank-owned life insurance	1,710	1,283
Purchases of premises and equipment	(4,144)	(2,183)
Net return of capital from unconsolidated subsidiaries	455	412
Contributions to unconsolidated subsidiaries	—	(5)
Net (purchases) proceeds from redemption of FHLB stock	5,080	(6,612)
Net cash used in investing activities	(123,503)	(149,821)
Cash flows from financing activities:
Net increase (decrease) in deposits	278,181	(28,297)
Net (decrease) increase in short-term borrowings	(135,000)	157,000
Cash dividends paid on common stock	(10,432)	(8,734)
Repurchases of common stock and other related costs	(11,208)	(10,544)
Net proceeds from issuance of common stock and stock option exercises	—	199
Net cash provided by financing activities	121,541	109,624
Net increase in cash and cash equivalents	56,210	10,472
Cash and cash equivalents at beginning of period	84,341	80,194
Cash and cash equivalents at end of period	$140,551	$90,666

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,461	$3,986
Income taxes	4,000	—
Cash received during the period for:
Income taxes	—	1,605
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	341	99
Net reclassification of loans to other real estate	154	637

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.4 million and $5.8 million, respectively, at June 30, 2017 and $0.7 million and $6.2 million, respectively, at December 31, 2016. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. We adopted ASU 2016-09 effective January 1, 2017 and elected to recognize forfeitures as they occur. The Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU 2016-09 could result in greater volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based payments. The volatility results from changes in the share price and timing of exercise of share options and vesting of share awards. For the six months ended June 30, 2017, the adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the tax benefit from the vesting of restricted stock units.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of of ASU 2014-09, and other operating income. We expect that ASU 2014-09 may require us to change how we recognize certain recurring revenue streams; however, we do not expect these changes to have a material impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on components of other operating income. This includes reviewing the contracts potentially impacted by the ASU in revenue streams such as trust and asset management fees, deposit related fees, and commissions income. Additionally, we continue to follow implementation issues relevant to the banking industry, and consider the disclosure requirements upon implementation. We expect to adopt the standard beginning January 1, 2018 under the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is selected. ASU 2016-01 is effective for the Company's reporting period beginning January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. ASU 2016-02 is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the new pronouncement will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of our current total assets as of December 31, 2016.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for the Company's reporting period beginning January 1, 2020. We are currently evaluating the potential impact the update will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance on eight statement of cash flow classification issues and is intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. ASU 2016-15 is effective for the Company's reporting period beginning January 1, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We do not plan to early adopt ASU 2016-15. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Among other things, the update clarifies the appropriate classification for proceeds from settlement of bank owned life insurance ("BOLI") policies. Based on preliminary evaluation, our current practice is consistent with the update and we thus do not expect the update to have a reclassification impact. Additionally, we do not expect other changes in classification resulting from this update to be significant.

3. INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$112,053	$110	$(1,839)	$110,324
Commercial - U.S. Government-sponsored entities	92,535	475	—	93,010
Total	$204,588	$585	$(1,839)	$203,334

Available-for-Sale:
Debt securities:
States and political subdivisions	$182,853	$3,350	$(521)	$185,682
Corporate securities	92,827	1,325	(80)	94,072
U.S. Treasury obligations and direct obligations of U.S Government agencies	26,395	114	(3)	26,506
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	791,720	3,526	(6,908)	788,338
Commercial - U.S. Government agencies and sponsored entities	32,659	73	(184)	32,548
Residential - Non-government agencies	48,420	773	(239)	48,954
Commercial - Non-government agencies	135,153	3,945	(112)	138,986
Other	694	115	—	809
Total	$1,310,721	$13,221	$(8,047)	$1,315,895

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$124,082	$92	$(2,474)	$121,700
Commercial - U.S. Government-sponsored entities	93,586	—	(920)	92,666
Total	$217,668	$92	$(3,394)	$214,366

Available-for-Sale:
Debt securities:
States and political subdivisions	$184,836	$2,002	$(1,797)	$185,041
Corporate securities	98,596	974	(181)	99,389
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	775,803	3,698	(9,515)	769,986
Residential - Non-government agencies	51,681	627	(761)	51,547
Commercial - Non-government agencies	135,248	2,387	(411)	137,224
Other	564	96	—	660
Total	$1,246,728	$9,784	$(12,665)	$1,243,847

The amortized cost and estimated fair value of investment securities at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$112,053	$110,324
Commercial - U.S. Government-sponsored entities	92,535	93,010
Total	$204,588	$203,334

Available-for-Sale:
Due in one year or less	$8,807	$8,866
Due after one year through five years	144,860	146,731
Due after five years through ten years	53,401	54,410
Due after ten years	95,007	96,253

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	791,720	788,338
Commercial - U.S. Government agencies and sponsored entities	32,659	32,548
Residential - Non-government agencies	48,420	48,954
Commercial - Non-government agencies	135,153	138,986
Other	694	809
Total	$1,310,721	$1,315,895

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher yielding, longer duration investment securities. The investment securities sold had a duration of 3.3 and an average yield of 1.91%. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with a duration of 4.6 and an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold. We did not sell any available-for-sale securities during the three months ended March 31, 2017. We also did not sell any available-for-sale securities during the six months ended June 30, 2016.

Investment securities of $1.02 billion and $1.05 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 138 and 242 investment securities which were in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Debt securities:
States and political subdivisions	$38,303	$(497)	$1,126	$(24)	$39,429	$(521)
Corporate securities	—	—	5,353	(80)	5,353	(80)
U.S. Treasury obligations and direct obligations of U.S Government agencies	3,380	(3)	—	—	3,380	(3)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	547,203	(8,383)	10,747	(364)	557,950	(8,747)
Residential - Non-government agencies	10,506	(239)	—	—	10,506	(239)
Commercial - U.S. Government agencies and sponsored entities	11,548	(184)	—	—	11,548	(184)
Commercial - Non-government agencies	9,498	(112)	—	—	9,498	(112)
Total temporarily impaired securities	$620,438	$(9,418)	$17,226	$(468)	$637,664	$(9,886)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Debt securities:
States and political subdivisions	$85,288	$(1,797)	$—	$—	$85,288	$(1,797)
Corporate securities	20,357	(181)	—	—	20,357	(181)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	648,923	(11,766)	3,978	(223)	652,901	(11,989)
Residential - Non-government agencies	30,596	(761)	—	—	30,596	(761)
Commercial - U.S. Government-sponsored entities	92,666	(920)	—	—	92,666	(920)
Commercial - Non-government agencies	52,880	(411)	—	—	52,880	(411)
Total temporarily impaired securities	$930,710	$(15,836)	$3,978	$(223)	$934,688	$(16,059)

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$499,693	$509,987
Real estate:
Construction	94,324	101,729
Residential mortgage	1,246,159	1,213,983
Home equity	394,721	361,210
Commercial mortgage	896,221	886,615
Consumer:
Automobiles	256,858	212,926
Other consumer	201,392	235,684
Leases	523	677
Gross loans and leases	3,589,891	3,522,811
Net deferred costs	1,844	2,079
Total loans and leases, net of deferred costs	$3,591,735	$3,524,890

During the six months ended June 30, 2017, we foreclosed on one loan totaling $0.1 million. We did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans during the six months ended June 30, 2017.

During the six months ended June 30, 2016, we foreclosed on one portfolio loan totaling $0.5 million. We did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans during the six months ended June 30, 2016.

In May 2017, we purchased an indirect auto loan portfolio totaling $26.6 million which included a $0.9 million premium over the $25.7 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 77 months and a weighted average yield, net of the premium paid and servicing costs, of 2.67%.

In March 2017, we purchased a direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield, net of the premium paid and servicing costs, of 2.60%.

In May 2016, we purchased an indirect auto loan portfolio totaling $18.0 million which included a $0.5 million premium over the $17.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 75 months and a weighted average yield, net of the premium paid and servicing costs, of 2.50%. During the second quarter of 2016, we also purchased unsecured consumer loans totaling $6.9 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 37 months and a weighted average yield net of servicing costs of 5.57%.

In March 2016, we purchased a direct auto loan portfolio totaling $23.2 million which included a $0.3 million premium over the $22.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield, net of the premium paid and servicing costs, of 2.63%. During the first quarter of 2016, we also purchased unsecured consumer loans totaling $28.8 million, which represented the outstanding balance at the time of purchases. At the time of purchases, the unsecured consumer loans had a weighted average remaining term of 38 months and a weighted average yield net of servicing costs of 5.55%.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of June 30, 2017 and December 31, 2016:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
June 30, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,598	3,212	14,034	3,370	18,184	2,780	2,650	—	52,828
Total ending balance	$8,598	$3,212	$14,034	$3,370	$18,184	$2,780	$2,650	$—	$52,828

Loans and leases:
Individually evaluated for impairment	$1,265	$2,757	$17,225	$1,509	$5,302	$—	$—	$—	$28,058
Collectively evaluated for impairment	498,428	91,567	1,228,934	393,212	890,919	256,858	201,392	523	3,561,833
Subtotal	499,693	94,324	1,246,159	394,721	896,221	256,858	201,392	523	3,589,891
Net deferred costs (income)	199	(487)	3,458	(1)	(1,209)	—	(116)	—	1,844
Total loans and leases, net of deferred costs (income)	$499,892	$93,837	$1,249,617	$394,720	$895,012	$256,858	$201,276	$523	$3,591,735

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
December 31, 2016
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,637	4,224	15,055	3,502	19,104	3,000	3,109	—	56,631
Total ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	3,109	$—	$56,631

Loans and leases:
Individually evaluated for impairment	$1,877	$2,936	$19,940	$333	$5,637	$—	$—	$—	$30,723
Collectively evaluated for impairment	508,110	98,793	1,194,043	360,877	880,978	212,926	235,684	677	3,492,088
Subtotal	509,987	101,729	1,213,983	361,210	886,615	212,926	235,684	677	3,522,811
Net deferred costs (income)	453	(191)	3,251	(1)	(1,176)	—	(257)	—	2,079
Total loans and leases, net of deferred costs (income)	$510,440	$101,538	$1,217,234	$361,209	$885,439	$212,926	235,427	$677	$3,524,890

There were no impaired loans with an allowance recorded as of June 30, 2017 and December 31, 2016. The following table presents by class, information related to impaired loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$1,376	$1,265	$—	$1,988	$1,877	$—
Real estate:
Construction	8,107	2,757	—	9,056	2,936	—
Residential mortgage	18,284	17,225	—	21,568	19,940	—
Home equity	1,509	1,509	—	333	333	—
Commercial mortgage	5,302	5,302	—	5,637	5,637	—
Total impaired loans	$34,578	$28,058	$—	$38,582	$30,723	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$1,291	$4	$2,176	$10	$1,624	$4	$1,799	$10
Real estate:
Construction	2,783	24	3,917	34	2,841	48	3,982	70
Residential mortgage	17,658	1,070	22,718	9	18,597	1,167	22,235	7
Home equity	1,482	1	723	—	1,310	1	639	—
Commercial mortgage	5,346	46	8,786	37	5,445	93	9,463	71
Total	$28,560	$1,145	$38,320	$90	$29,817	$1,313	$38,118	$158

Foreclosure Proceedings

The Company had $1.3 million and $0.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2017 and December 31, 2016, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
June 30, 2017
Commercial, financial & agricultural	$225	$53	$—	$1,000	$1,278	$498,614	$499,892
Real estate:
Construction	—	—	—	—	—	93,837	93,837
Residential mortgage	—	1,887	—	4,691	6,578	1,243,039	1,249,617
Home equity	216	183	—	1,509	1,908	392,812	394,720
Commercial mortgage	83	—	—	834	917	894,095	895,012
Consumer:
Automobiles	972	244	130	—	1,346	255,512	256,858
Other consumer	708	368	123	—	1,199	200,077	201,276
Leases	—	—	—	—	—	523	523
Total	$2,204	$2,735	$253	$8,034	$13,226	$3,578,509	$3,591,735

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2016
Commercial, financial & agricultural	$761	$80	$—	$1,877	$2,718	$507,722	$510,440
Real estate:
Construction	—	—	—	—	—	101,538	101,538
Residential mortgage	5,014	478	—	5,322	10,814	1,206,420	1,217,234
Home equity	43	280	1,120	333	1,776	359,433	361,209
Commercial mortgage	127	—	—	864	991	884,448	885,439
Consumer:
Automobiles	743	353	208	—	1,304	211,622	212,926
Other consumer	639	272	63	—	974	234,453	235,427
Leases	—	—	—	—	—	677	677
Total	$7,327	$1,463	$1,391	$8,396	$18,577	$3,506,313	$3,524,890

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2017 totaled $3.8 million and consisted of 12 Hawaii residential mortgage loans with a combined principal balance of $2.8 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $14.2 million of TDRs still accruing interest at June 30, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $20.3 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and six months ended June 30, 2017.

The following table presents by class, information related to loans modified in a TDR during the period presented. No loans were modified in a TDR during the three months ended June 30, 2017 or the three and six months ended June 30, 2016.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Six Months Ended June 30, 2017
Commercial, financial & agricultural	1	653	—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2017 and 2016.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
June 30, 2017
Commercial, financial & agricultural	$475,393	$2,106	$22,194	$—	$499,693	$199	$499,892
Real estate:
Construction	83,720	10,604	—	—	94,324	(487)	93,837
Residential mortgage	1,241,362	—	4,797	—	1,246,159	3,458	1,249,617
Home equity	393,212	—	1,509	—	394,721	(1)	394,720
Commercial mortgage	861,699	22,622	11,900	—	896,221	(1,209)	895,012
Consumer:
Automobiles	256,728	—	66	64	256,858	—	256,858
Other consumer	201,202	—	190	—	201,392	(116)	201,276
Leases	523	—	—	—	523	—	523
Total	$3,513,839	$35,332	$40,656	$64	$3,589,891	$1,844	$3,591,735

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2016
Commercial, financial & agricultural	$502,305	$2,632	$5,050	$—	$509,987	$453	$510,440
Real estate:
Construction	91,812	9,896	21	—	101,729	(191)	101,538
Residential mortgage	1,208,552	109	5,322	—	1,213,983	3,251	1,217,234
Home equity	359,757	—	1,453	—	361,210	(1)	361,209
Commercial mortgage	852,872	18,845	14,898	—	886,615	(1,176)	885,439
Consumer:
Automobiles	212,718	—	50	158	212,926	—	212,926
Other consumer	235,544	—	140	—	235,684	(257)	235,427
Leases	677	—	—	—	677	—	677
Total	$3,464,237	$31,482	$26,934	$158	$3,522,811	$2,079	$3,524,890

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At June 30, 2017 and December 31, 2016, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(dollars in thousands)
Three Months Ended June 30, 2017
Beginning balance	$8,346	$3,718	$14,892	$3,425	$19,187	$2,976	$2,825	$—	$—	$55,369
Provision (credit) for loan and lease losses	353	(562)	(1,495)	(82)	(1,131)	(128)	763	—	—	(2,282)
	8,699	3,156	13,397	3,343	18,056	2,848	3,588	—	—	53,087
Charge-offs	337	—	—	—	—	352	1,118	—	—	1,807
Recoveries	236	56	637	27	128	284	180	—	—	1,548
Net charge-offs (recoveries)	101	(56)	(637)	(27)	(128)	68	938	—	—	259
Ending balance	$8,598	$3,212	$14,034	$3,370	$18,184	$2,780	$2,650	$—	$—	$52,828

Three Months Ended June 30, 2016
Beginning balance	$7,000	$4,128	$14,696	$3,309	$25,173	$2,723	$3,120	$—	$2,000	$62,149
Provision (credit) for loan and lease losses	(3,006)	(314)	(677)	133	2,261	(158)	379	—	—	(1,382)
	3,994	3,814	14,019	3,442	27,434	2,565	3,499	—	2,000	60,767
Charge-offs	272	—	—	—	—	358	777	—	—	1,407
Recoveries	720	9	173	4	14	366	118	—	—	1,404
Net charge-offs (recoveries)	(448)	(9)	(173)	(4)	(14)	(8)	659	—	—	3
Ending balance	$4,442	$3,823	$14,192	$3,446	$27,448	$2,573	$2,840	$—	$2,000	$60,764

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(dollars in thousands)
Six Months Ended June 30, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	$3,109	$—	$—	$56,631
Provision (credit) for loan and lease losses	287	(1,089)	(1,754)	(161)	(1,059)	174	1,240	—	—	(2,362)
	8,924	3,135	13,301	3,341	18,045	3,174	4,349	—	—	54,269
Charge-offs	837	—	—	—	—	872	2,095	—	—	3,804
Recoveries	511	77	733	29	139	478	396	—	—	2,363
Net charge-offs (recoveries)	326	(77)	(733)	(29)	(139)	394	1,699	—	—	1,441
Ending balance	$8,598	$3,212	$14,034	$3,370	$18,184	$2,780	$2,650	$—	$—	$52,828

Six Months Ended June 30, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	(2,908)	(4,649)	(656)	342	5,574	(139)	447	—	(140)	(2,129)
	3,997	3,805	13,986	3,438	27,421	2,752	3,786	—	2,000	61,185
Charge-offs	624	—	—	—	—	738	1,509	—	—	2,871
Recoveries	1,069	18	206	8	27	559	563	—	—	2,450
Net charge-offs (recoveries)	(445)	(18)	(206)	(8)	(27)	179	946	—	—	421
Ending balance	$4,442	$3,823	$14,192	$3,446	$27,448	$2,573	$2,840	$—	$2,000	$60,764

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $2.3 million and $2.4 million in the three and six months ended June 30, 2017, compared to a credit of $1.4 million and $2.1 million in the three and six months ended June 30, 2016.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $1.5 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.1 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income ("AOCI") at June 30, 2017 and December 31, 2016, respectively.

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Investments in low income housing tax credit partnerships	$2,896	$3,353
Trust preferred investments	2,792	2,792
Investments in affiliates	447	690
Other	54	54
Total	$6,189	$6,889

The Company had $1.7 million in unfunded low income housing commitments as of June 30, 2017 and December 31, 2016, of which $1.0 million is expected to be paid in 2018 and $0.7 million is expected to be paid in 2019.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2017 and June 30, 2016:

(dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cost method:
Amortization expense recognized in other operating expense	$223	$258	$456	$515
Tax credits recognized in income tax expense	260	292	526	585

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the six months ended June 30, 2017:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$4,680	$15,779	$20,459
Additions	—	1,220	1,220
Amortization	(1,337)	(1,067)	(2,404)
Balance, end of period	$3,343	$15,932	$19,275

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2017, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2016.

Amortization of mortgage servicing rights was $0.5 million and $1.1 million for the three and six months ended June 30, 2017, compared to $1.8 million and $3.3 million for the three and six months ended June 30, 2016.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Fair market value, beginning of period	$18,087	$18,345
Fair market value, end of period	17,024	16,123
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	16.1	16.5

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(41,299)	$3,343	$44,642	$(39,962)	$4,680
Mortgage servicing rights	63,269	(47,337)	15,932	62,049	(46,270)	15,779
Total	$107,911	$(88,636)	$19,275	$106,691	$(86,232)	$20,459

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2017, estimated amortization expense for the remainder of fiscal year 2017, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2017 (remainder)	$1,337	$1,293	$2,630
2018	2,006	2,148	4,154
2019	—	1,767	1,767
2020	—	1,448	1,448
2021	—	1,201	1,201
2022	—	1,039	1,039
Thereafter	—	7,036	7,036
	$3,343	$15,932	$19,275

We perform an impairment assessment of our core deposit premium and mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgment and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including the uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2017, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2017, we were a party to interest rate lock and forward sale commitments on $3.3 million and $15.1 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest rate lock and forward sale commitments	Other assets / other liabilities	$51	$260	$36	$118

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	$80
Loans held for sale	Other income	(3)

Three Months Ended June 30, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	(29)

Six Months Ended June 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(127)
Loans held for sale	Other income	(3)

Six Months Ended June 30, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	(108)

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.47 billion line of credit as of June 30, 2017, compared to $1.41 billion at December 31, 2016. At June 30, 2017, $1.47 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016. There were no short-term borrowings under this arrangement at June 30, 2017, compared to $135.0 million at December 31, 2016.  There were no long-term borrowings under this arrangement at June 30, 2017 and December 31, 2016. FHLB advances available at June 30, 2017 were secured by certain real estate loans with a carrying value of $1.91 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.6 million and $63.7 million, respectively. As of June 30, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $128.7 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2017, the bank had Statutory Retained Earnings of $88.6 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). In January 2017, prior to the 2017 Repurchase Plan being approved, 1,750 shares of common stock, at a cost of $0.1 million, were repurchased under the 2016 Repurchase Plan.

On January 24, 2017, the Board of Directors also authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase

Plan. In the six months ended June 30, 2017, 360,621 shares of common stock, at a cost of $11.2 million, were repurchased under the 2017 Repurchase Plan.

12. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income:
Loan servicing fees	$1,340	$1,362	$2,698	$2,724
Amortization of mortgage servicing rights	(547)	(1,755)	(1,067)	(3,264)
Gain on sale of residential mortgage loans	1,084	1,845	2,396	3,311
Unrealized gain (loss) on interest rate locks	80	(29)	(127)	(108)
Total mortgage banking income	$1,957	$1,423	$3,900	$2,663

13. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	437,697	$22.01
Changes during the period:
Granted	103,746	31.69
Vested	(117,286)	19.08
Forfeited	(18,729)	24.72
Non-vested restricted stock awards and units, end of period	405,428	25.21

14. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$233	$344	$462	$687
Expected return on plan assets	(264)	(439)	(528)	(878)
Amortization of net actuarial loss	300	354	596	708
Net periodic cost	$269	$259	$530	$517

Our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008.

In the second quarter of 2017, the Company settled a portion of the SERP obligation of a former executive. As a result of the settlement, the Company remeasured the related SERP obligation and net periodic benefit cost and recognized a pro-rata net actuarial loss of $0.1 million in SERP expense and other comprehensive income.

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$100	$117	$215	$233
Amortization of net actuarial loss	25	12	51	25
Amortization of net transition obligation	5	4	9	8
Amortization of prior service cost	4	5	8	10
Settlement	138	—	138	—
Net periodic cost	$272	$138	$421	$276

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2017 and 2016, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$3,001	$1,193	$1,808
Less: Reclassification adjustment for losses realized in net income	1,640	653	987
Net unrealized gains on investment securities	4,641	1,846	2,795

Defined benefit plans:
Amortization of net actuarial loss	325	222	103
Amortization of net transition obligation	5	2	3
Amortization of prior service cost	4	2	2
Settlement	138	56	82
Defined benefit plans, net	472	282	190
Other comprehensive income	$5,113	$2,128	$2,985

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$9,737	$3,871	$5,866
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	9,737	3,871	5,866

Defined benefit plans:
Amortization of net actuarial loss	366	124	242
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	5	1	4
Defined benefit plans, net	375	126	249
Other comprehensive income	$10,112	$3,997	$6,115

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,528	$2,596	$3,932
Less: Reclassification adjustment for losses realized in net income	1,640	653	987
Net unrealized gains on investment securities	8,168	3,249	4,919

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	647	287	360
Amortization of net transition obligation	9	3	6
Amortization of prior service cost	8	3	5
Settlement	138	56	82
Defined benefit plans, net	(240)	(66)	(174)
Other comprehensive income	$7,928	$3,183	$4,745

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$29,420	$11,701	$17,719
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	29,420	11,701	17,719

Defined benefit plans:
Net actuarial losses arising during the period	—	—	—
Amortization of net actuarial loss	733	248	485
Amortization of net transition obligation	8	2	6
Amortization of prior service cost	10	2	8
Defined benefit plans, net	751	252	499
Other comprehensive income	$30,171	$11,953	$18,218

The following tables present the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2017
Balance at beginning of period	$6,853	$(6,614)	$239

Other comprehensive income before reclassifications	1,808	—	1,808
Amounts reclassified from AOCI	987	190	1,177
Total other comprehensive income	2,795	190	2,985
Balance at end of period	$9,648	$(6,424)	$3,224

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2016
Balance at beginning of period	$21,034	$(8,728)	$12,306

Other comprehensive income before reclassifications	5,866	—	5,866
Amounts reclassified from AOCI	—	249	249
Total other comprehensive income	5,866	249	6,115
Balance at end of period	$26,900	$(8,479)	$18,421

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive loss before reclassifications	3,932	(627)	3,305
Amounts reclassified from AOCI	987	453	1,440
Total other comprehensive income (loss)	4,919	(174)	4,745
Balance at end of period	$9,648	$(6,424)	$3,224

(dollars in thousands)	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	17,719	—	17,719
Amounts reclassified from AOCI	—	499	499
Total other comprehensive income	17,719	499	18,218
Balance at end of period	$26,900	$(8,479)	$18,421

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2017 and 2016:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2017	2016
Sale of investment securities available for sale	$(1,640)	$—	Investment securities losses
	653	—	Tax benefit
	$(987)	$—	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(325)	$(366)	(1)
Net transition obligation	(5)	(4)	(1)
Prior service cost	(4)	(5)	(1)
Settlement	(138)	—	(1)
	(472)	(375)	Total before tax
	282	126	Tax benefit
	$(190)	$(249)	Net of tax

Total reclassifications for the period	$(1,177)	$(249)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2017	2016
Sale of investment securities available for sale	$(1,640)	$—	Investment securities losses
	653	—	Tax benefit
	$(987)	$—	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(647)	$(733)	(1)
Net transition obligation	(9)	(8)	(1)
Prior service cost	(8)	(10)	(1)
Settlement	(138)	—	(1)
	(802)	(751)	Total before tax
	349	252	Tax benefit
	$(453)	$(499)	Net of tax

Total reclassifications for the period	$(1,440)	$(499)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost (see Note 14 - Pension and Supplemental Executive Retirement Plans for additional details).

16. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$12,025	$12,137	$25,104	$23,318

Weighted average shares outstanding - basic	30,568,247	31,060,593	30,641,165	31,162,013
Dilutive effect of employee stock options and awards	235,478	201,932	238,758	197,555
Weighted average shares outstanding - diluted	30,803,725	31,262,525	30,879,923	31,359,568

Basic earnings per common share	$0.39	$0.39	$0.82	$0.75
Diluted earnings per common share	$0.39	$0.39	$0.81	$0.74

A total of 33 and 25 potentially dilutive shares of common stock have been excluded from the dilutive share calculation for the three and six months ended June 30, 2017, respectively, as their effect was anti-dilutive, compared to 8,227 and 9,439 potentially dilutive shares of common stock for the three and six months ended June 30, 2016, respectively.

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

Mortgage Servicing Rights

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Financial assets
Cash and due from banks	$85,975	$85,975	$85,975	$—	$—
Interest-bearing deposits in other banks	54,576	54,576	54,576	—	—
Investment securities	1,520,483	1,519,229	809	1,506,231	12,189
Loans held for sale	13,288	13,288	—	13,288	—
Net loans and leases	3,538,907	3,505,125	—	28,058	3,477,067
Mortgage servicing rights	15,932	17,024	—	—	17,024
Federal Home Loan Bank stock	6,492	6,492	6,492	—	—
Accrued interest receivable	15,636	15,636	15,636	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,383,754	1,383,754	1,383,754	—	—
Interest-bearing demand and savings and money market	2,371,064	2,371,064	2,371,064	—	—
Time	1,131,564	1,127,639	—	—	1,127,639
Short-term borrowings	—	—	—	—	—
Long-term debt	92,785	69,265	—	69,265	—
Accrued interest payable (included in other liabilities)	2,504	2,504	2,504	—	—

Off-balance sheet financial instruments
Commitments to extend credit	890,045	1,123	—	1,123	—
Standby letters of credit and financial guarantees written	19,329	290	—	290	—
Derivatives:
Interest rate lock commitments	3,347	(15)	—	(15)	—
Forward sale commitments	15,145	30	—	30	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial assets
Cash and due from banks	$75,272	$75,272	$75,272	$—	$—
Interest-bearing deposits in other banks	9,069	9,069	9,069	—	—
Investment securities	1,461,515	1,458,213	660	1,445,357	12,196
Loans held for sale	31,881	31,881	—	31,881	—
Net loans and leases	3,468,259	3,426,976	—	30,723	3,396,253
Mortgage servicing rights	15,779	18,087	—	—	18,087
Federal Home Loan Bank stock	11,572	11,572	11,572	—	—
Accrued interest receivable	15,675	15,675	15,675	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,265,246	1,265,246	1,265,246	—	—
Interest-bearing demand and savings and money market	2,253,591	2,253,591	2,253,591	—	—
Time	1,089,364	1,088,436	—	—	1,088,436
Short-term borrowings	135,000	135,000	—	135,000	—
Long-term debt	92,785	68,186	—	68,186	—
Accrued interest payable (included in other liabilities)	1,556	1,556	1,556	—	—

Off-balance sheet financial instruments
Commitments to extend credit	825,304	1,046	—	1,046	—
Standby letters of credit and financial guarantees written	16,043	241	—	241	—
Derivatives:
Interest rate lock commitments	879	6	—	6	—
Forward sale commitments	32,497	136	—	136	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2017.

The following tables presents the fair value of assets and liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Available for sale securities:
Debt securities:
States and political subdivisions	$185,682	$—	$173,493	$12,189
Corporate securities	94,072	—	94,072	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	26,506	—	26,506	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	788,338	—	788,338	—
Commercial - U.S. Government agencies and sponsored entities	32,548	—	32,548	—
Residential - Non-government agencies	48,954	—	48,954	—
Commercial - Non-government agencies	138,986	—	138,986	—
Other	809	809	—	—
Total available for sale securities	1,315,895	809	1,302,897	12,189
Derivatives: Interest rate lock and forward sale commitments	15	—	15	—
Total	$1,315,910	$809	$1,302,912	$12,189

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$185,041	$—	$172,845	$12,196
Corporate securities	99,389	—	99,389	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	769,986	—	769,986	—
Residential - Non-government agencies	51,547	—	51,547	—
Commercial - Non-government agencies	137,224	—	137,224	—
Other	660	660	—	—
Total available for sale securities	1,243,847	660	1,230,991	12,196
Derivatives: Interest rate lock and forward sale commitments	142	—	142	—
Total	$1,243,989	$660	$1,231,133	$12,196

For the six months ended June 30, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2016	$12,196
Principal payments received	(183)
Unrealized net gain included in other comprehensive income	176
Balance at June 30, 2017	$12,189

Balance at December 31, 2015	$12,479
Principal payments received	(166)
Unrealized net gain included in other comprehensive income	1,002
Balance at June 30, 2016	$13,315

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.2 million and $13.3 million at June 30, 2017 and June 30, 2016, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of June 30, 2017, the weighted average discount rate utilized was 4.54%, compared to 3.00% at December 31, 2016, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans (1)	$28,058	$—	$28,058	$—
Mortgage servicing rights	17,024	—	—	17,024
Other real estate (2)	1,008	—	1,008	—

December 31, 2016
Impaired loans (1)	$30,723	$—	$30,723	$—
Mortgage servicing rights	18,087	—	—	18,087
Other real estate (2)	791	—	791	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
 Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

18. SEGMENT INFORMATION

We have the following three reportable segments: Banking Operations, Treasury and All Others. These segments are consistent with our internal functional reporting lines and are managed separately because each unit has different target markets, technological requirements, and specialized skills.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2017
Net interest income	$34,558	$7,071	$—	$41,629
Inter-segment net interest income (expense)	8,161	(6,339)	(1,822)	—
Credit for loan and lease losses	2,282	—	—	2,282
Other operating income	5,844	(933)	2,959	7,870
Other operating expense	(14,835)	(322)	(17,178)	(32,335)
Administrative and overhead expense allocation	(15,021)	(228)	15,249	—
Income before taxes	20,989	(751)	(792)	19,446
Income tax (expense) benefit	(7,964)	240	303	(7,421)
Net income (loss)	$13,025	$(511)	$(489)	$12,025

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2016
Net interest income	$31,985	$7,624	$—	$39,609
Inter-segment net interest income (expense)	9,435	(6,900)	(2,535)	—
Credit for loan and lease losses	1,382	—	—	1,382
Other operating income	6,493	1,397	2,047	9,937
Other operating expense	(14,904)	(439)	(17,117)	(32,460)
Administrative and overhead expense allocation	(16,709)	(194)	16,903	—
Income before taxes	17,682	1,488	(702)	18,468
Income tax (expense) benefit	(6,078)	(513)	260	(6,331)
Net income (loss)	$11,604	$975	$(442)	$12,137

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2017
Net interest income	$68,648	$14,236	$—	$82,884
Inter-segment net interest income (expense)	16,088	(12,529)	(3,559)	—
Credit for loan and lease losses	2,362	—	—	2,362
Other operating income	11,568	328	5,988	17,884
Other operating expense	(29,853)	(710)	(33,232)	(63,795)
Administrative and overhead expense allocation	(28,725)	(430)	29,155	—
Income before taxes	40,088	895	(1,648)	39,335
Income tax (expense) benefit	(14,504)	(324)	597	(14,231)
Net income (loss)	$25,584	$571	$(1,051)	$25,104

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2016
Net interest income	$62,936	$15,884	$—	$78,820
Inter-segment net interest income (expense)	19,993	(13,917)	(6,076)	—
Credit for loan and lease losses	2,129	—	—	2,129
Other operating income	12,027	2,142	4,424	18,593
Other operating expense	(29,647)	(827)	(33,352)	(63,826)
Administrative and overhead expense allocation	(28,141)	(390)	28,531	—
Income before taxes	39,297	2,892	(6,473)	35,716
Income tax (expense) benefit	(13,644)	(1,004)	2,250	(12,398)
Net income	$25,653	$1,888	$(4,223)	$23,318

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At June 30, 2017:
Investment securities	$—	$1,520,483	$—	$1,520,483
Loans and leases (including loans held for sale)	3,605,023	—	—	3,605,023
Other	40,235	284,343	83,051	407,629
Total assets	$3,645,258	$1,804,826	$83,051	$5,533,135

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2016:
Investment securities	$—	$1,461,515	$—	$1,461,515
Loans and leases (including loans held for sale)	3,556,771	—	—	3,556,771
Other	56,482	241,387	68,081	365,950
Total assets	$3,613,253	$1,702,902	$68,081	$5,384,236

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

Central Pacific Bank is a full-service community bank with 35 branches and 84 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At June 30, 2017, we had an Allowance of $52.8 million, compared to $56.6 million at December 31, 2016.

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

•
Utilized a migration analysis, versus average historical loss rate, to determine the historical loss rates for segments, with the exception of national syndicated loans due to limited loss history and auto dealer purchased portfolios, which are purchased at a premium.

•	Applied a segment specific loss emergence period.

•	Determined qualitative reserves, calculated at the segment level, considering nine qualitative factors and based on a baseline risk weighting adjusted for current internal and external factors.

•	Eliminated the Moody's proxy rate that was applied under the previous methodology.

•	Eliminated the unallocated reserve.

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016. In the first half of 2017 the Company continued to implement the enhanced Allowance methodology from the fourth quarter of 2016, which together with an increase in recoveries resulted in a $2.3 million and $2.4 million credit to the Provision in the three and six months ended June 30, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of June 30, 2017 and December 31, 2016.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At June 30, 2017 and December 31, 2016, all of our loans held for sale were Hawaii residential mortgage loans.

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

As of June 30, 2017, we have a valuation allowance on our net DTA of $2.7 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our six consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $41.3 million at June 30, 2017 will be realized.

The Company establishes income tax contingency reserves for potential tax liabilities related to uncertain tax positions that arise in the normal course of business. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. The Company did not have any uncertain tax positions as of June 30, 2017 and December 31, 2016.

Impact of Recently Issued Accounting Pronouncements on Future Filings

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires an entity to present the service cost component of the net periodic benefit cost in the same line item or items in the statement of income (i.e. salaries and employee benefits) as other employee compensation costs arising from services rendered by the pertinent employees during the period. In addition, only the service cost component is eligible for capitalization. The other components of net benefit costs are required to be presented in the statement of income separately from the service cost component (i.e. other operating expense - other). ASU 2017-07 is effective for the Company's reporting period beginning on January 1, 2018. Early adoption is permitted, however the Company does not plan to early adopt. The presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of income should be applied retrospectively, while the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets should be applied prospectively. ASU 2017-07 allows a practical expedient that permits the Company to use the amounts disclosed in its pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for the Company's reporting period beginning on January 1, 2018. Early adoption is permitted. ASU 2017-08 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-08 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification." ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the the Company's reporting period beginning on January 1, 2018. Early adoption is permitted. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We are currently in the process of evaluating the potential impact the new standard will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

Financial Summary

Net income for the three months ended June 30, 2017 was $12.0 million, or $0.39 per diluted share, compared to $12.1 million, or $0.39 per diluted share for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was

$25.1 million, or $0.81 per diluted share, compared to $23.3 million, or $0.74 per diluted share for the six months ended June 30, 2016.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average assets	0.88%	0.93%	0.92%	0.90%
Return on average shareholders’ equity	9.32	9.51	9.78	9.18
Basic earnings per common share	$0.39	$0.39	$0.82	$0.75
Diluted earnings per common share	0.39	0.39	0.81	0.74

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

In its second quarter of 2017 report, DBEDT projects Hawaii's economy, as measured by the growth of real personal income and real gross state product, will grow steadily at a rate of 2.4% and 1.9% for 2017, respectively. Based on the recent developments in the national and global economy, the performance of Hawaii's tourism industry, the labor market conditions in the state, and growth of personal income and tax revenues, DBEDT expects Hawaii's economy will continue to experience positive growth in 2017.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.7% in June 2017, compared to 3.1% in June 2016. The last time Hawaii's unemployment rate was 2.7% was in June 2007. In addition, Hawaii's unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 4.4%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 3.4% in 2017.

Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the fifth straight year,, Hawaii's strong visitor industry broke records for visitor arrivals and visitor spending, and through the six months ended June 30, 2017, is on pace for its sixth straight record-breaking year. According to the Hawaii Tourism Authority ("HTA"), 4.6 million visitors visited the state in the six months ended June 30, 2017. This was an increase of 4.3% from the number of visitor arrivals in the six months ended June 30, 2016. The HTA also reported total spending by visitors increased to $8.4 billion in the six months ended June 30, 2017, or an increase of $670.6 million, or 8.7%, from the six months ended June 30, 2016. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 2.0% and 5.1% in 2017, respectively.

Real estate lending is a primary focus for us, including residential mortgage, commercial mortgage, and construction loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and Oahu single-family home prices soared to record highs in 2016. These trends continued through the six months ended June 30, 2017. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 4.4% for single-family homes and 6.0% for condominiums for the six months ended June 30, 2017 compared to the same time period last year. The median sales price for single family homes on Oahu reached an all time high of $795,000 for the month of June 2017. For the six months ended June 30, 2017, the median sales price for single-family homes on Oahu was $750,000, representing an increase of 3.2% from $727,000 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2017 was $399,000, representing an increase of 3.6% from $385,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong during the remainder of 2017, however, there can be no assurance that this will occur.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis ("net interest income") for the three and six months ended June 30, 2017 and 2016 is set forth below.

(dollars in thousands)	Three Months Ended June 30,
	2017			2016			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$22,840	1.07%	61	$8,946	0.48%	11	$13,894	0.59%	50
Investment securities, excluding valuation allowance:
Taxable (1)	1,344,467	2.53	8,493	1,318,579	2.42	7,963	25,888	0.11	530
Tax-exempt (1)	170,169	3.52	1,499	173,396	3.53	1,530	(3,227)	(0.01)	(31)
Total investment securities	1,514,636	2.64	9,992	1,491,975	2.55	9,493	22,661	0.09	499
Loans and leases, including loans held for sale (2)	3,593,347	3.96	35,531	3,377,362	3.91	32,878	215,985	0.05	2,653
Federal Home Loan Bank stock	7,215	1.17	21	12,115	0.76	23	(4,900)	0.41	(2)
Total interest earning assets	5,138,038	3.55	45,605	4,890,398	3.48	42,405	247,640	0.07	3,200
Noninterest-earning assets	329,423			357,690			(28,267)
Total assets	$5,467,461			$5,248,088			$219,373

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$890,827	0.07%	154	$843,611	0.06%	123	$47,216	0.01%	31
Savings and money market deposits	1,426,092	0.07	259	1,435,754	0.08	269	(9,662)	(0.01)	(10)
Time deposits under $100,000	191,833	0.39	188	207,371	0.38	195	(15,538)	0.01	(7)
Time deposits $100,000 and over	981,174	0.80	1,948	837,619	0.37	762	143,555	0.43	1,186
Total interest-bearing deposits	3,489,926	0.29	2,549	3,324,355	0.16	1,349	165,571	0.13	1,200
Short-term borrowings	18,050	1.03	46	148,390	0.48	177	(130,340)	0.55	(131)
Long-term debt	92,785	3.70	856	92,785	3.19	735	—	0.51	121
Total interest-bearing liabilities	3,600,761	0.38	3,451	3,565,530	0.26	2,261	35,231	0.12	1,190
Noninterest-bearing deposits	1,310,889			1,134,664			176,225
Other liabilities	39,812			37,127			2,685
Total liabilities	4,951,462			4,737,321			214,141
Shareholders’ equity	515,974			510,753			5,221
Non-controlling interest	25			14			11
Total equity	515,999			510,767			5,232
Total liabilities and equity	$5,467,461			$5,248,088			$219,373

Net interest income			$42,154			$40,144			$2,010

Interest rate spread		3.17%			3.22%			(0.05)%

Net interest margin		3.29%			3.29%			—%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $42.2 million for the second quarter of 2017, representing an increase of 5.0% from $40.1 million in the second quarter of 2016. The increase was primarily attributable to a significant increase in average loans and leases balances funded by growth in lower cost deposits. Offsetting this increase was a significant increase in average time deposits $100,000 and over, combined with a 43 basis point ("bp") increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the second quarter of 2017 increased by 7 bp from the second quarter of 2016. Average rates paid on our interest-bearing liabilities increased by 12 bp in the second quarter of 2017 compared to the second quarter of 2016.

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale investment securities, and purchased $97.4 million in higher yielding, longer duration investment securities. The securities sold had a duration of 3.3 and an average yield of 1.91%. Gross proceeds from the sale were immediately reinvested back into securities with a duration of 4.6 and an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. Gross realized losses on the sale of the securities were $1.6 million, recorded in other operating income.

	Six Months Ended June 30,
	2017			2016			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$31,328	0.87%	135	$11,468	0.48%	28	$19,860	0.39%	107
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,337,232	2.49	16,640	1,325,148	2.47	16,369	12,084	0.02	271
Tax-exempt investment securities (1)	170,651	3.52	3,005	173,720	3.53	3,063	(3,069)	(0.01)	(58)
Total investment securities	1,507,883	2.61	19,645	1,498,868	2.59	19,432	9,015	0.02	213
Loans and leases, including loans held for sale (2)	3,570,658	3.97	70,488	3,318,117	3.91	64,671	252,541	0.06	5,817
Federal Home Loan Bank stock	6,995	2.20	77	9,874	1.21	60	(2,879)	0.99	17
Total interest earning assets	5,116,864	3.55	90,345	4,838,327	3.49	84,191	278,537	0.06	6,154
Noninterest-earning assets	328,255			360,089			(31,834)
Total assets	$5,445,119			$5,198,416			$246,703

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$885,159	0.07%	294	$835,556	0.06%	234	$49,603	0.01%	60
Savings and money market deposits	1,422,775	0.07	516	1,431,743	0.07	532	(8,968)	—	(16)
Time deposits under $100,000	192,730	0.39	368	209,497	0.38	392	(16,767)	0.01	(24)
Time deposits $100,000 and over	1,003,553	0.70	3,485	863,151	0.34	1,463	140,402	0.36	2,022
Total interest-bearing deposits	3,504,217	0.27	4,663	3,339,947	0.16	2,621	164,270	0.11	2,042
Short-term borrowings	16,423	0.94	77	96,407	0.47	227	(79,984)	0.47	(150)
Long-term debt	92,785	3.63	1,669	92,785	3.14	1,451	—	0.49	218
Total interest-bearing liabilities	3,613,425	0.36	6,409	3,529,139	0.24	4,299	84,286	0.12	2,110
Noninterest-bearing deposits	1,277,733			1,123,597			154,136
Other liabilities	40,533			37,620			2,913
Total liabilities	4,931,691			4,690,356			241,335
Shareholders’ equity	513,403			508,041			5,362
Non-controlling interest	25			19			6
Total equity	513,428			508,060			5,368
Total liabilities and equity	$5,445,119			$5,198,416			$246,703

Net interest income			$83,936			$79,892			$4,044

Interest rate spread		3.19%			3.25%			(0.06)%

Net interest margin		3.29%			3.31%			(0.02)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $83.9 million for the six months ended June 30, 2017, representing an increase of 5.1% from $79.9 million in the six months ended June 30, 2016. The increase was primarily attributable to a significant increase in average loans and leases balances funded by growth in lower cost deposits, combined with a 6 bp increase in average yields earned on loans and leases. Offsetting this increase was a significant increase in average time deposits $100,000 and over, combined with a 36 bp increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the six months ended June 30, 2017 increased by 6 bp from the six months ended June 30, 2016. Average rates paid on our interest-bearing liabilities increased by 12 bp in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Income

Taxable-equivalent interest income was $45.6 million for the second quarter of 2017, representing an increase of 7.5% from $42.4 million in the second quarter of 2016. The increase was primarily attributable to a $216.0 million increase in average loans and leases compared to the second quarter of 2016, accounting for approximately $2.2 million of the increase in interest income during the second quarter of 2017. In addition, average yields earned on loans and leases during the second quarter of 2017 increased by 5 bp compared to the second quarter of 2016. The increase was primarily attributable to $0.4 million in net loan interest recoveries received during the second quarter of 2017. Average yields earned on investment securities compared to the second quarter of 2016 also increased by 9 bp, increasing interest income by approximately $0.4 million.

Taxable-equivalent interest income was $90.3 million for the six months ended June 30, 2017, representing an increase of 7.3% from $84.2 million in the six months ended June 30, 2016. The increase was primarily attributable to a $252.5 million increase in average loans and leases compared to the six months ended June 30, 2016, accounting for approximately $4.8 million of the increase in interest income during the six months ended June 30, 2017. In addition, average yields earned on loans and leases during the six months ended June 30, 2017 increased by 6 bp compared to the six months ended June 30, 2016. The increase was primarily attributable to $1.4 million in net loan interest recoveries received during the six months ended June 30, 2017.

Interest Expense

Interest expense for the second quarter of 2017 was $3.5 million, representing an increase of 52.6% from the second quarter of 2016. The increase was primarily attributable to a $140.4 million increase in average time deposits $100,000 and over, combined with a 43 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.1 million.

Interest expense for the six months ended June 30, 2017 was $6.4 million, representing an increase of 49.1% from the six months ended June 30, 2016. The increase was primarily attributable to a $140.4 million increase in average time deposits $100,000 and over, combined with a 36 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.8 million.

Net Interest Margin

Our net interest margin of 3.29% for the second quarter of 2017 remained unchanged from the second quarter of 2016. Increases in the average yields earned on our investment securities and loans and leases portfolios were offset by the increases in the average rates paid on our time deposits $100,000 and over.

Our net interest margin was 3.29% for the six months ended June 30, 2017, compared to 3.31% for the six months ended June 30, 2016. The decrease in our net interest margin was primarily attributable to a 36 bp increase in average rates paid on our time deposits $100,000 and over, partially offset by a 6 bp increase in average yields earned on our loans and leases portfolio.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Federal Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range to 0.50% to 0.75% in December 2016. In 2017, the Federal Reserve has increased the Federal Funds range twice to 0.75% to 1.00% in March 2017 and 1.00% to 1.25% in June 2017. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that was grown following the recession through their quantitative easing programs.
We do not expect the target Federal Funds range to change during the remainder of 2017 as the outlook for inflation has slowed due to uncertainty around fiscal policy as well as expectations that the Federal Reserves near term monetary policy tightening preference may shift towards unwinding their balance sheet rather than further rate hikes.

Provision for Loan and Lease Losses

Our Provision was a credit of $2.3 million during the second quarter of 2017, compared to a credit of $1.4 million in the second quarter of 2016. Our net charge-offs were $0.3 million during the second quarter of 2017, compared to net charge-offs of $3 thousand in the second quarter of 2016.

Our Provision was a credit of $2.4 million during the six months ended June 30, 2017, compared to a credit of $2.1 million in the six months ended June 30, 2016. Our net charge-offs were $1.4 million during the six months ended June 30, 2017, compared to net charge-offs of $0.4 million in the six months ended June 30, 2016.

The credit to the provision for loan and lease losses in the three and six months ended June 30, 2017 was primarily attributable to continued implementation of the enhanced Allowance methodology from the fourth quarter of 2016 as well as an increase in recoveries in the second quarter of 2017 and continued improvement in portfolio credit quality. Nonperforming assets of $9.0 million as of June 30, 2017 decreased by $0.1 million from December 31, 2016.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	$ Change	% Change
Mortgage banking income	$1,957	$1,423	$534	37.5%
Service charges on deposit accounts	2,120	1,908	212	11.1%
Other service charges and fees	3,053	3,028	25	0.8%
Income from fiduciary activities	964	857	107	12.5%
Equity in earnings of unconsolidated subsidiaries	151	184	(33)	-17.9%
Fees on foreign exchange	130	126	4	3.2%
Investment securities gains (losses)	(1,640)	—	(1,640)	N.M.
Income from bank-owned life insurance	583	1,232	(649)	-52.7%
Loan placement fees	146	133	13	9.8%
Net gain on sales of foreclosed assets	84	241	(157)	-65.1%
Other:
Income recovered on nonaccrual loans previously charged-off	25	301	(276)	-91.7%
Other recoveries	54	249	(195)	-78.3%
Commissions on sale of checks	85	86	(1)	-1.2%
Other	158	169	(11)	-6.5%
Total other operating income	$7,870	$9,937	$(2,067)	-20.8%

For the second quarter of 2017, total other operating income of $7.9 million decreased by $2.1 million, or 20.8%, from $9.9 million in the year-ago quarter. The decrease from the comparable prior year period was primarily due to the investment securities loss of $1.6 million related to the aforementioned investment securities portfolio repositioning, combined with lower income from bank-owned life insurance of $0.6 million and lower income recovered on nonaccrual loans previously charged-off of $0.3 million. The lower income from bank-owned life insurance was primarily attributable to death benefit income of $0.6 million recorded in the year-ago quarter. These negative variances were partially offset by higher mortgage banking income of $0.5 million. The higher mortgage banking income was primarily attributable to lower amortization of mortgage servicing rights of $1.2 million due to slower prepayment activity, partially offset by lower net gains on sales of residential mortgage loans of $0.8 million.

	Six Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	$ Change	% Change
Mortgage banking income	$3,900	$2,663	$1,237	46.5%
Service charges on deposit accounts	4,156	3,872	284	7.3%
Other service charges and fees	5,801	5,795	6	0.1%
Income from fiduciary activities	1,828	1,697	131	7.7%
Equity in earnings of unconsolidated subsidiaries	212	274	(62)	-22.6%
Fees on foreign exchange	293	274	19	6.9%
Investment securities gains (losses)	(1,640)	—	(1,640)	N.M.
Income from bank-owned life insurance	1,700	1,857	(157)	-8.5%
Loan placement fees	280	179	101	56.4%
Net gain on sales of foreclosed assets	186	549	(363)	-66.1%
Other:
Income recovered on nonaccrual loans previously charged-off	586	458	128	27.9%
Other recoveries	91	270	(179)	-66.3%
Commissions on sale of checks	172	172	—	—%
Other	319	533	(214)	-40.2%
Total other operating income	$17,884	$18,593	$(709)	-3.8%

For the six months ended June 30, 2017, total other operating income of $17.9 million decreased by $0.7 million, or 3.8%, from $18.6 million in the comparable prior year period. The decrease from the comparable prior year period was primarily due to the aforementioned investment securities loss of $1.6 million, combined with lower net gain on sales of foreclosed assets of $0.4 million. These negative variances were partially offset by higher mortgage banking income of $1.2 million. The higher mortgage banking income was primarily attributable to lower amortization of mortgage servicing rights of $2.2 million due to slower prepayment activity, partially offset by lower net gains on sales of residential mortgage loans of $0.9 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	$ Change	% Change
Salaries and employee benefits	$17,983	$17,850	$133	0.7%
Net occupancy	3,335	3,557	(222)	-6.2%
Equipment	967	769	198	25.7%
Amortization of core deposit premium	669	668	1	0.1%
Communication expense	891	919	(28)	-3.0%
Legal and professional services	1,987	1,723	264	15.3%
Computer software expense	2,190	2,222	(32)	-1.4%
Advertising expense	390	433	(43)	-9.9%
Foreclosed asset expense	63	49	14	28.6%
Other:
Charitable contributions	136	184	(48)	-26.1%
FDIC insurance assessment	429	563	(134)	-23.8%
Miscellaneous loan expenses	293	306	(13)	-4.2%
ATM and debit card expenses	468	448	20	4.5%
Amortization of investments in low-income housing tax credit partnerships	223	258	(35)	-13.6%
Armored car expenses	198	201	(3)	-1.5%
Entertainment and promotions	246	223	23	10.3%
Stationery and supplies	230	172	58	33.7%
Directors’ fees and expenses	250	199	51	25.6%
Provision (credit) for residential mortgage loan repurchase losses	—	(36)	36	-100.0%
Increase (decrease) to the reserve for unfunded commitments	53	20	33	165.0%
Other	1,334	1,732	(398)	-23.0%
Total other operating expense	$32,335	$32,460	$(125)	-0.4%

For the second quarter of 2017, total other operating expense was $32.3 million and decreased by $0.1 million, or 0.4%, from $32.5 million in the year-ago quarter. Increases in legal and professional services of $0.3 million, equipment expense of $0.2 million, and salaries and employee benefits of $0.1 million were partially offset by decreases in net occupancy expense of $0.2 million and FDIC insurance assessment of $0.1 million.

	Six Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	$ Change	% Change
Salaries and employee benefits	$35,370	$34,787	$583	1.7%
Net occupancy	6,749	6,871	(122)	-1.8%
Equipment	1,809	1,580	229	14.5%
Amortization of core deposit premium	1,337	1,337	—	—%
Communication expense	1,791	1,878	(87)	-4.6%
Legal and professional services	3,779	3,336	443	13.3%
Computer software expense	4,442	4,926	(484)	-9.8%
Advertising expense	782	1,067	(285)	-26.7%
Foreclosed asset expense	99	64	35	54.7%
Other:
Charitable contributions	287	402	(115)	-28.6%
FDIC insurance assessment	853	1,202	(349)	-29.0%
Miscellaneous loan expenses	554	560	(6)	-1.1%
ATM and debit card expenses	918	876	42	4.8%
Amortization of investments in low-income housing tax credit partnerships	456	515	(59)	-11.5%
Armored car expenses	456	402	54	13.4%
Entertainment and promotions	404	454	(50)	-11.0%
Stationery and supplies	408	439	(31)	-7.1%
Directors’ fees and expenses	457	404	53	13.1%
Provision (credit) for residential mortgage loan repurchase losses	—	(387)	387	-100.0%
Increase (decrease) to the reserve for unfunded commitments	123	64	59	92.2%
Other	2,721	3,049	(328)	-10.8%
Total other operating expense	$63,795	$63,826	$(31)	—%

For the six months ended June 30, 2017, total other operating expense was $63.8 million and remained relatively unchanged from the comparable prior year period. Decreases in computer software expense, FDIC insurance assessment, and advertising expense were partially offset by higher salaries and employee benefits and legal and professional services.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total operating expenses by total revenue (net interest income and total other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies.

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Total other operating expense	$32,335	$32,460	$63,795	$63,826

Net interest income	$41,629	$39,609	$82,884	$78,820
Total other operating income	7,870	9,937	17,884	18,593
Total revenue	$49,499	$49,546	$100,768	$97,413

Efficiency ratio	65.32%	65.51%	63.31%	65.52%

Our efficiency ratio of 65.32% in the second quarter of 2017 remained relatively unchanged compared to 65.51% in the year-ago quarter. The improvement in net interest income was offset by the aforementioned investment securities loss related to the investment securities portfolio repositioning. Our efficiency ratio in the six months ended June 30, 2017 improved to 63.31%, compared to 65.52% in the comparable prior year period. The efficiency ratio during the six months ended June 30, 2017 was positively impacted by the growth in net interest income and higher mortgage banking income, partially offset by the aforementioned investment securities loss.

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

Income Taxes

For the second quarter of 2017, the Company recorded income tax expense of $7.4 million compared to $6.3 million in the same prior year period. The increase in income tax expense in the three and six months ended June 30, 2017 is primarily due to the increase in pre-tax income, combined with $0.9 million in additional income tax expense related to a former executive's supplemental executive retirement plan ("SERP") benefit payout and adjustment to the deferred tax asset related to SERP.

The effective tax rate for the second quarter of 2017 was 38.16%, compared to 34.28% in the same prior year period. Income tax expense and the effective tax rate in the three and six months ended June 30, 2017 was negatively impacted by the aforementioned $0.9 million in additional income tax expense. This was partially offset by $0.5 million and $0.6 million in excess tax benefits from the vesting of restricted stock units recorded in the three and six months ended June 30, 2017, respectively. Prior to the adoption of ASU 2016-09, excess tax benefits from the vesting of restricted stock units were recorded in shareholders' equity.

The remaining valuation allowance on our net DTA totaled $2.7 million at June 30, 2017 and $2.8 million at December 31, 2016, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $41.3 million at June 30, 2017, compared to a net DTA of $58.9 million as of December 31, 2016, and is included in other assets on our consolidated balance sheets. The decrease in net DTA is primarily due to projected utilization of income tax credit carryforwards.

Financial Condition

Total assets at June 30, 2017 of $5.53 billion increased by $148.9 million from $5.38 billion at December 31, 2016. The increase in total assets and total liabilities was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.52 billion at June 30, 2017 increased by $59.0 million, or 4.0%, from December 31, 2016. The increase reflects investment securities purchases totaling $253.4 million and a $8.1 million increase in the market valuation on the available-for-sale portfolio, partially offset by the sale of investment securities totaling $97.7 million related to the investment securities portfolio repositioning and $104.9 million in principal runoff.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
HAWAII:
Commercial, financial and agricultural	$395,512	$373,006	$22,506	6.0%
Real estate:
Construction	91,080	97,873	(6,793)	(6.9)
Residential mortgage	1,249,617	1,217,234	32,383	2.7
Home equity	394,720	361,209	33,511	9.3
Commercial mortgage	767,661	767,586	75	—
Consumer:
Automobiles	146,223	131,037	15,186	11.6
Other consumer	159,685	177,122	(17,437)	(9.8)
Leases	523	677	(154)	(22.7)
Total loans and leases	3,205,021	3,125,744	79,277	2.5
Allowance for loan and lease losses	(47,185)	(49,350)	2,165	(4.4)
Net loans and leases	$3,157,836	$3,076,394	$81,442	2.6

U.S. MAINLAND:
Commercial, financial and agricultural	$104,380	$137,434	$(33,054)	(24.1)
Real estate:
Construction	2,757	3,665	(908)	(24.8)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	127,351	117,853	9,498	8.1
Consumer:
Automobiles	110,635	81,889	28,746	35.1
Other consumer	41,591	58,305	(16,714)	(28.7)
Leases	—	—	—	—
Total loans and leases	386,714	399,146	(12,432)	(3.1)
Allowance for loan and lease losses	(5,643)	(7,281)	1,638	(22.5)
Net loans and leases	$381,071	$391,865	$(10,794)	(2.8)

TOTAL:
Commercial, financial and agricultural	$499,892	$510,440	$(10,548)	(2.1)
Real estate:
Construction	93,837	101,538	(7,701)	(7.6)
Residential mortgage	1,249,617	1,217,234	32,383	2.7
Home equity	394,720	361,209	33,511	9.3
Commercial mortgage	895,012	885,439	9,573	1.1
Consumer:
Automobiles	256,858	212,926	43,932	20.6
Other consumer	201,276	235,427	(34,151)	(14.5)
Leases	523	677	(154)	(22.7)
Total loans and leases	3,591,735	3,524,890	66,845	1.9
Allowance for loan and lease losses	(52,828)	(56,631)	3,803	(6.7)
Net loans and leases	$3,538,907	$3,468,259	$70,648	2.0

Loans and leases, net of deferred costs, of $3.59 billion at June 30, 2017 increased by $66.8 million, or 1.9%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: automobiles of $43.9 million, home equity of $33.5 million, residential mortgage of $32.4 million, and commercial mortgage of $9.6 million. These increases were partially offset by net decreases in the following loan portfolios: other consumer of $34.2 million, commercial, financial and agricultural of $10.5 million, and construction of $7.7 million. The net increase in the loan portfolio also includes loan charge-offs totaling $3.8 million during the six months ended June 30, 2017.

The Hawaii loan portfolio increased by $79.3 million, or 2.5%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: home equity of $33.5 million, residential mortgage of $32.4 million, commercial, financial and agricultural of $22.5 million, and automobiles of $15.2 million. The increases in the real estate portfolios were primarily due to an increased demand from both new and existing customers. This was partially offset by net decreases in the Hawaii other consumer and construction loan portfolios.

The U.S. Mainland loan portfolio decreased by $12.4 million, or 3.1% from December 31, 2016. The net decrease was primarily attributable to reductions in the commercial, financial, and agricultural and other consumer loan portfolios, partially offset by a net increase in the automobile loan portfolio. In March 2017, we purchased a U.S. Mainland direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield, net of the premium paid and servicing costs, of 2.60%. In May 2017, we purchased a U.S. Mainland indirect auto loan portfolio totaling $26.6 million which included a $0.9 million premium over the $25.7 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 77 months and a weighted average yield, net of the premium paid and servicing costs, of 2.67%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$1,000	$1,877	$(877)	(46.7)%
Real estate:
Residential mortgage	4,691	5,322	(631)	(11.9)
Home equity	1,509	333	1,176	353.2
Commercial mortgage	834	864	(30)	(3.5)
Total nonaccrual loans	8,034	8,396	(362)	(4.3)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	1,008	791	217	27.4
Total OREO	1,008	791	217	27.4
Total nonperforming assets	9,042	9,187	(145)	(1.6)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Home equity	—	1,120	(1,120)	(100.0)
Consumer:
Automobiles	130	208	(78)	(37.5)
Other consumer	123	63	60	95.2
Total accruing loans delinquent for 90 days or more	253	1,391	(1,138)	(81.8)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	265	—	265	—
Real estate:
Construction	—	21	(21)	(100.0)
Residential mortgage	12,230	14,292	(2,062)	(14.4)
Commercial mortgage	1,675	1,879	(204)	(10.9)
Total restructured loans still accruing interest	14,170	16,192	(2,022)	(12.5)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$23,465	$26,770	$(3,305)	(12.3)

Ratio of nonaccrual loans to total loans and leases	0.22%	0.24%		(0.02)%
Ratio of nonperforming assets to total loans and leases and OREO	0.25%	0.26%		(0.01)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.26%	0.30%		(0.04)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.65%	0.76%		(0.11)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2016	$9,187
Additions	3,411
Reductions:
Payments	(953)
Return to accrual status	(2,696)
Charge-offs and/or valuation adjustments	93
Total reductions	(3,556)
Net increase (decrease)	(145)
Balance at June 30, 2017	$9,042

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $9.0 million at June 30, 2017, compared to $9.2 million at December 31, 2016. There were no nonperforming loans classified as held for sale at June 30, 2017 and December 31, 2016. The decrease in nonperforming assets from December 31, 2016 was attributable to $1.0 million in repayments and $2.7 million in loans restored to accrual status, offset by additions of $3.4 million.

Net changes to nonperforming assets by category included net decreases in Hawaii commercial, financial and agricultural assets of $0.9 million and Hawaii residential mortgage assets of $0.4 million, partially offset by a net increase in Hawaii home equity assets of $1.2 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2017 totaled $3.8 million and consisted of 12 Hawaii residential mortgage loans with a combined principal balance of $2.8 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $14.2 million of TDRs still accruing interest at June 30, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $16.2 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Allowance for Loan and Lease Losses:
Balance at beginning of period	$55,369	$62,149	$56,631	$63,314

Provision (credit) for loan and lease losses	(2,282)	(1,382)	(2,362)	(2,129)

Charge-offs:
Commercial, financial and agricultural	337	272	837	624
Consumer:
Automobiles	352	392	872	773
Other consumer	1,118	743	2,095	1,474
Leases	—	—	—	—
Total charge-offs	1,807	1,407	3,804	2,871

Recoveries:
Commercial, financial and agricultural	236	720	511	1,069
Real estate:
Construction	56	9	77	18
Residential mortgage	637	173	733	207
Home equity	27	4	29	7
Commercial mortgage	128	14	139	27
Consumer:
Automobiles	284	365	478	559
Other consumer	180	119	396	563
Total recoveries	1,548	1,404	2,363	2,450

Net charge-offs (recoveries)	259	3	1,441	421

Balance at end of period	$52,828	$60,764	$52,828	$60,764

Allowance as a percentage of total loans and leases	1.47%	1.79%	1.47%	1.79%

Annualized ratio of net charge-offs (recoveries) to average loans and leases	0.03%	—%	0.08%	0.03%

Our Allowance at June 30, 2017 totaled $52.8 million compared to $56.6 million at December 31, 2016. The decrease in our Allowance during the six months ended June 30, 2017, was a direct result of $1.4 million in net charge-offs and a credit to the Provision of $2.4 million.

Our Allowance as a percentage of total loans and leases decreased from 1.61% at December 31, 2016 to 1.47% at June 30, 2017. Our Allowance as a percentage of nonperforming assets decreased from 616.43% at December 31, 2016 to 584.25% at June 30, 2017.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $6.5 million at June 30, 2017 decreased by $5.1 million, or 43.9%, from the FHLB membership stock balance at December 31, 2016.  FHLB membership stock has an activity-based stock requirement, thus as borrowings decline, so will the FHLB membership stock balance.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Noninterest-bearing demand deposits	$1,383,754	$1,265,246	$118,508	9.4%
Interest-bearing demand deposits	917,956	862,991	54,965	6.4
Savings and money market deposits	1,453,108	1,390,600	62,508	4.5
Time deposits less than $100,000	188,782	194,730	(5,948)	(3.1)
Core deposits	3,943,600	3,713,567	230,033	6.2

Government time deposits	700,284	701,417	(1,133)	(0.2)
Other time deposits $100,000 and greater	242,498	193,217	49,281	25.5
Total time deposits $100,000 and greater	942,782	894,634	48,148	5.4

Total deposits	$4,886,382	$4,608,201	$278,181	6.0

Total deposits of $4.89 billion at June 30, 2017 reflected an increase of $278.2 million, or 6.0%, from total deposits of $4.61 billion at December 31, 2016. The increase was attributable to net increases in noninterest-bearing demand deposits of $118.5 million, savings and money market deposits of $62.5 million, interest-bearing demand deposits of $55.0 million, and other time deposits $100,000 and greater of $49.3 million. These increases were offset by net decreases in time deposits less than $100,000 of $5.9 million and government time deposits of $1.1 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.94 billion at June 30, 2017 and increased by $230.0 million, or 6.2%, from December 31, 2016.

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

Common and Preferred Equity

Shareholders' equity totaled $512.9 million at June 30, 2017, compared to $504.7 million at December 31, 2016. The increase in total shareholders' equity was attributable to net income of $25.1 million and other comprehensive income of $4.7 million in the six months ended June 30, 2017, partially offset by the repurchase of 362,371 shares of common stock under our repurchase program, at a cost of $11.2 million, and cash dividends paid of $10.4 million. During the six months ended June 30, 2017, we repurchased approximately 1.2% of our common stock outstanding as of December 31, 2016.

The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets (core deposit premium), by total assets, less intangible assets (core deposit premium).

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016
Total shareholders' equity	$512,930	$504,650
Less: preferred stock	—	—
Total common equity	512,930	504,650
Less: other intangible assets (core deposit premium)	(3,343)	(4,680)
Tangible common equity	$509,587	$499,970

Total assets	$5,533,135	$5,384,236
Less: other intangible assets (core deposit premium)	(3,343)	(4,680)
Tangible assets	$5,529,792	$5,379,556

Tangible common equity ratio	9.22%	9.29%

Our tangible common equity ratio was 9.22% at June 30, 2017, compared to 9.29% at December 31, 2016. Our book value per share was $16.81 and $16.39 at June 30, 2017 and December 31, 2016, respectively. Our tangible book value per share was $16.70 and $16.23 at June 30, 2017 and December 31, 2016, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to it to fund its obligations. As of June 30, 2017, on a stand-alone basis, CPF had an available cash balance of approximately $19.1 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2017, the bank had Statutory Retained Earnings of $88.6 million. On July 25, 2017, the Company's Board of Directors declared a cash dividend of $0.18 per share on the Company's outstanding common stock, which was a 12.5% increase from the $0.16 per share a year-ago.

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

In January 2017, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which supersedes in its entirety the 2016 Repurchase Plan. As of June 30, 2017, $18.8 million remained of the total $30.0 million total repurchase amount authorized by the Board of Directors under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2017 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2017:
Leverage capital	$584,441	10.7%	$217,867	4.0%	$272,334	5.0%
Tier 1 risk-based capital	584,441	15.2	231,120	6.0	308,160	8.0
Total risk-based capital	632,780	16.4	308,160	8.0	385,199	10.0
CET1 risk-based capital	497,172	12.9	173,340	4.5	250,380	6.5

At December 31, 2016:
Leverage capital	$562,460	10.6%	$211,383	4.0%	$264,229	5.0%
Tier 1 risk-based capital	562,460	14.2	237,157	6.0	316,209	8.0
Total risk-based capital	612,202	15.5	316,209	8.0	395,261	10.0
CET1 risk-based capital	485,268	12.3	177,868	4.5	256,920	6.5

Central Pacific Bank
At June 30, 2017:
Leverage capital	$564,765	10.4%	$217,630	4.0%	$272,037	5.0%
Tier 1 risk-based capital	564,765	14.7	230,754	6.0	307,673	8.0
Total risk-based capital	612,968	15.9	307,673	8.0	384,591	10.0
CET1 risk-based capital	564,765	14.7	173,066	4.5	249,984	6.5

At December 31, 2016:
Leverage capital	$541,577	10.3%	$211,135	4.0%	$263,918	5.0%
Tier 1 risk-based capital	541,577	13.7	236,806	6.0	315,741	8.0
Total risk-based capital	591,185	15.0	315,741	8.0	394,677	10.0
CET1 risk-based capital	541,577	13.7	177,604	4.5	256,540	6.5

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

The bank is a member of and maintained a $1.47 billion line of credit with the FHLB as of June 30, 2017, compared to $1.41 billion at December 31, 2016. We did not have any short-term borrowings under this arrangement at June 30, 2017, compared to $135.0 million at December 31, 2016. There were no long-term borrowings under this arrangement at June 30, 2017 and December 31, 2016. FHLB advances available at June 30, 2017 were secured by certain real estate loans with a carrying value of $1.91 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2017, $1.47 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016.

At June 30, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $68.6 million and $63.7 million, respectively. As of June 30, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $128.7 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our contractual obligations since December 31, 2016.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2017 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Recently, the Company engaged an independent third-party to perform an ALLL model validation review to identify opportunities for improvement in checks and balances to the model and other change management processes. Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2016. Because some of these remedial actions will continue to take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management can conclude that the material weakness has been remediated.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended June 30, 2017, 248,621 shares of common stock, at an aggregate cost of $7.7 million, excluding fees and expenses, were repurchased under the share repurchase programs as described in the table below. A total of $18.8 million remained available for repurchase under the share repurchase program at June 30, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1-30, 2017	66,000	$30.07	66,000	$24,538,289
May 1-31, 2017	83,017	31.28	83,017	21,941,804
June 1-30, 2017	99,604	31.10	99,604	18,844,388
Total	248,621	$30.89	248,621	$18,844,388

(1)
On January 24, 2017, our Board approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which superseded in its entirety the 2016 Repurchase Plan. In the three and six months ended June 30, 2017, the Company repurchased 248,621 and 360,621 shares of common stock, at an aggregate cost of $7.7 million and $11.2 million, under the 2017 Repurchase Plan. As of June 30, 2017, $18.8 million remained of the total $30.0 million total repurchase amount authorized by the Board under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 2, 2017	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date:	August 2, 2017	/s/ David S. Morimoto
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