Form 10-Q
period 2017-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2017-11-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 27, 2017 was 30,127,748 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning: projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, net interest margin or other financial items, plans and objectives of management for future operations, future economic performance, or any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words "believes," "plans," "intends," "expects," "anticipates," "forecasts," "hopes," "should," "estimates" or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as wildfires, tsunamis, storms and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the ability to address any material weakness in our internal controls over financial reporting or disclosure controls and procedures; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$90,080	$75,272
Interest-bearing deposits in other banks	18,195	9,069
Investment securities:
Available-for-sale, at fair value	1,350,105	1,243,847
Held-to-maturity, at amortized cost; fair value of: $195,714 at September 30, 2017 and $214,366 at December 31, 2016	197,672	217,668
Total investment securities	1,547,777	1,461,515

Loans held for sale	10,828	31,881

Loans and leases	3,636,370	3,524,890
Allowance for loan and lease losses	(51,217)	(56,631)
Net loans and leases	3,585,153	3,468,259

Premises and equipment, net	48,339	48,258
Accrued interest receivable	15,434	15,675
Investment in unconsolidated subsidiaries	7,101	6,889
Other real estate owned	851	791
Mortgage servicing rights	16,093	15,779
Core deposit premium	2,674	4,680
Bank-owned life insurance	155,928	155,593
Federal Home Loan Bank stock	6,484	11,572
Other assets	64,293	79,003
Total Assets	$5,569,230	$5,384,236

Liabilities
Deposits:
Noninterest-bearing demand	$1,383,548	$1,265,246
Interest-bearing demand	911,273	862,991
Savings and money market	1,476,017	1,390,600
Time	1,156,659	1,089,364
Total deposits	4,927,497	4,608,201

Short-term borrowings	—	135,000
Long-term debt	92,785	92,785
Other liabilities	39,078	43,575
Total Liabilities	5,059,360	4,879,561

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2017 and December 31, 2016	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 30,188,748 at September 30, 2017 and 30,796,243 at December 31, 2016	509,243	530,932
Surplus	85,300	84,180
Accumulated deficit	(87,913)	(108,941)
Accumulated other comprehensive income (loss)	3,216	(1,521)
Total Shareholders' Equity	509,846	504,650
Non-controlling interest	24	25
Total Equity	509,870	504,675
Total Liabilities and Equity	$5,569,230	$5,384,236
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans and leases	$36,289	$33,384	$106,777	$98,055
Interest and dividends on investment securities:
Taxable interest	8,540	7,296	25,156	23,645
Tax-exempt interest	966	995	2,919	2,986
Dividends	12	10	36	30
Interest on deposits in other banks	163	17	298	45
Dividends on Federal Home Loan Bank stock	23	63	100	123
Total interest income	45,993	41,765	135,286	124,884
Interest expense:
Interest on deposits:
Demand	177	126	471	360
Savings and money market	281	254	797	786
Time	2,637	1,044	6,490	2,899
Interest on short-term borrowings	9	160	86	387
Interest on long-term debt	894	755	2,563	2,206
Total interest expense	3,998	2,339	10,407	6,638
Net interest income	41,995	39,426	124,879	118,246
Provision (credit) for loan and lease losses	(126)	(743)	(2,488)	(2,872)
Net interest income after credit for loan and lease losses	42,121	40,169	127,367	121,118
Other operating income:
Mortgage banking income	1,531	2,561	5,431	5,224
Service charges on deposit accounts	2,182	1,954	6,338	5,826
Other service charges and fees	3,185	2,821	8,986	8,616
Income from fiduciary activities	911	880	2,739	2,577
Equity in earnings of unconsolidated subsidiaries	176	182	388	456
Fees on foreign exchange	101	129	394	403
Investment securities gains (losses)	—	—	(1,640)	—
Income from bank-owned life insurance	1,074	555	2,774	2,412
Loan placement fees	86	140	366	319
Net gain on sales of foreclosed assets	19	57	205	606
Other	304	675	1,472	2,108
Total other operating income	9,569	9,954	27,453	28,547
Other operating expense:
Salaries and employee benefits	18,157	17,459	53,527	52,246
Net occupancy	3,404	3,588	10,153	10,459
Equipment	969	852	2,778	2,432
Amortization of core deposit premium	669	669	2,006	2,006
Communication expense	944	948	2,735	2,826
Legal and professional services	1,854	1,699	5,633	5,035
Computer software expense	2,346	2,217	6,788	7,143
Advertising expense	626	772	1,408	1,839
Foreclosed asset expense	24	72	123	136
Other	4,518	3,989	12,155	11,969
Total other operating expense	33,511	32,265	97,306	96,091
Income before income taxes	18,179	17,858	57,514	53,574
Income tax expense	6,367	6,392	20,598	18,790
Net income	$11,812	$11,466	$36,916	$34,784
Per common share data:
Basic earnings per common share	$0.39	$0.37	$1.21	$1.12
Diluted earnings per common share	$0.39	$0.37	$1.20	$1.11
Cash dividends declared	$0.18	$0.16	$0.52	$0.44
Shares used in computation:
Basic shares	30,300,195	30,943,756	30,526,260	31,088,729
Diluted shares	30,514,459	31,142,128	30,758,989	31,277,402

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$11,812	$11,466	$36,916	$34,784
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(293)	(2,042)	4,626	15,677
Minimum pension liability adjustment	285	249	111	748
Total other comprehensive income (loss), net of tax	(8)	(1,793)	4,737	16,425
Comprehensive income	$11,804	$9,673	$41,653	$51,209

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	36,916	—	—	36,916
Other comprehensive income	—	—	—	—	—	4,737	—	4,737
Cash dividends ($0.52 per share)	—	—	—	—	(15,888)	—	—	(15,888)
12,020 net shares of common stock purchased by directors' deferred compensation plan	—	—	(385)	—	—	—	—	(385)
697,483 shares of common stock repurchased and other related costs	(697,483)	—	(21,304)	—	—	—	—	(21,304)
Share-based compensation	89,988	—	—	1,120	—	—	—	1,120
Non-controlling interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2017	30,188,748	$—	$509,243	$85,300	$(87,913)	$3,216	$24	$509,870

Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	34,784	—	—	34,784
Other comprehensive income	—	—	—	—	—	16,425	—	16,425
Cash dividends ($0.44 per share)	—	—	—	—	(13,695)	—	—	(13,695)
22,800 net shares of common stock purchased by directors' deferred compensation plan	—	—	(537)	—	—	—	—	(537)
636,922 shares of common stock repurchased and other related costs	(636,922)	—	(14,084)	—	—	—	—	(14,084)
Share-based compensation	206,068	—	599	1,360	—	—	—	1,959
Non-controlling interest	—	—	—	—	—	—	1	1
Balance at September 30, 2016	30,930,598	$—	$534,856	$84,207	$(116,225)	$16,628	$26	$519,492

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$36,916	$34,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,488)	(2,872)
Depreciation and amortization	4,768	4,493
Write down of other real estate, net of gain on sale	(192)	(251)
Amortization of core deposit premium and mortgage servicing rights	3,549	6,291
Net amortization of investment securities	8,960	9,326
Share-based compensation	1,120	1,360
Net loss on investment securities	1,640	—
Net gain on sales of residential loans	(3,101)	(5,523)
Proceeds from sales of loans held for sale	249,866	315,348
Originations of loans held for sale	(225,712)	(308,471)
Equity in earnings of unconsolidated subsidiaries	(388)	(456)
Net increase in cash surrender value of bank-owned life insurance	(3,256)	(2,772)
Deferred income taxes	19,984	18,790
Net tax benefits from share-based compensation	614	—
Net change in other assets and liabilities	(15,701)	(1,035)
Net cash provided by operating activities	76,579	69,012
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available for sale	128,588	140,258
Proceeds from sales of investment securities available for sale	96,019	—
Purchases of investment securities available for sale	(333,242)	(112,870)
Proceeds from maturities of and calls on investment securities held to maturity	19,455	22,335
Purchases of investment securities held to maturity	—	(1,644)
Net loan proceeds (originations)	(63,835)	(152,906)
Purchases of loan portfolios	(50,725)	(77,702)
Proceeds from sale of other real estate	286	2,850
Proceeds from bank-owned life insurance	2,921	1,506
Purchases of premises and equipment	(4,849)	(3,574)
Net return of capital from unconsolidated subsidiaries	549	528
Contributions to unconsolidated subsidiaries	(4)	(5)
Net proceeds (purchases) from redemption of FHLB stock	5,088	(3,567)
Net cash used in investing activities	(199,749)	(184,791)
Cash flows from financing activities:
Net increase in deposits	319,296	85,139
Net (decrease) increase in short-term borrowings	(135,000)	81,000
Cash dividends paid on common stock	(15,888)	(13,695)
Repurchases of common stock and other related costs	(21,304)	(14,084)
Net proceeds from issuance of common stock and stock option exercises	—	599
Net cash provided by financing activities	147,104	138,959
Net increase in cash and cash equivalents	23,934	23,180
Cash and cash equivalents at beginning of period	84,341	80,194
Cash and cash equivalents at end of period	$108,275	$103,374

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,097	$6,261
Income taxes	7,900	—
Cash received during the period for:
Income taxes	—	1,605
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	385	537
Net reclassification of loans to other real estate	154	1,428

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.5 million and $6.6 million, respectively, at September 30, 2017 and $0.7 million and $6.2 million, respectively, at December 31, 2016. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. We adopted ASU 2016-09 effective January 1, 2017 and elected to recognize forfeitures as they occur. The Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU 2016-09 could result in greater volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based payments. The volatility results from changes in the share price and timing of exercise of share options and vesting of share awards. For the nine months ended September 30, 2017, the adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the tax benefit from the vesting of restricted stock units.

Accounting Standards Pending Adoption

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This includes reviewing the contracts potentially impacted by the standard in revenue streams such as deposit related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. Based on our analysis, we expect that the standard will require us to change how we recognize certain recurring revenue streams on a gross versus net basis; however, we do not expect these changes to have an impact to our net income or any material impact to our consolidated financial statements. Additionally, we continue to follow implementation issues relevant to the banking industry, and consider the disclosure requirements upon implementation. We expect to adopt the standard beginning January 1, 2018 under the modified retrospective approach; however, we do not believe a cumulative effect adjustment to opening retained earnings will be needed.

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

3. INVESTMENT SECURITIES

A summary of held-to-maturity and available-for-sale investment securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$105,659	$127	$(1,832)	$103,954
Commercial - U.S. Government-sponsored entities	92,013	178	(431)	91,760
Total	$197,672	$305	$(2,263)	$195,714

Available-for-Sale:
Debt securities:
States and political subdivisions	$181,665	$3,244	$(555)	$184,354
Corporate securities	92,440	1,444	(54)	93,830
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,991	116	(129)	25,978
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	822,342	3,720	(6,976)	819,086
Commercial - U.S. Government agencies and sponsored entities	40,385	29	(186)	40,228
Residential - Non-government agencies	46,881	794	(211)	47,464
Commercial - Non-government agencies	135,105	3,273	(7)	138,371
Other	665	129	—	794
Total	$1,345,474	$12,749	$(8,118)	$1,350,105

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$124,082	$92	$(2,474)	$121,700
Commercial - U.S. Government-sponsored entities	93,586	—	(920)	92,666
Total	$217,668	$92	$(3,394)	$214,366

Available-for-Sale:
Debt securities:
States and political subdivisions	$184,836	$2,002	$(1,797)	$185,041
Corporate securities	98,596	974	(181)	99,389
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	—	—	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	775,803	3,698	(9,515)	769,986
Residential - Non-government agencies	51,681	627	(761)	51,547
Commercial - Non-government agencies	135,248	2,387	(411)	137,224
Other	564	96	—	660
Total	$1,246,728	$9,784	$(12,665)	$1,243,847

The amortized cost and estimated fair value of investment securities at September 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$105,659	$103,954
Commercial - U.S. Government-sponsored entities	92,013	91,760
Total	$197,672	$195,714

Available-for-Sale:
Due in one year or less	$10,193	$10,228
Due after one year through five years	152,586	154,716
Due after five years through ten years	52,282	53,293
Due after ten years	85,035	85,925

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	822,342	819,086
Commercial - U.S. Government agencies and sponsored entities	40,385	40,228
Residential - Non-government agencies	46,881	47,464
Commercial - Non-government agencies	135,105	138,371
Other	665	794
Total	$1,345,474	$1,350,105

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher yielding, longer duration investment securities. The investment securities sold had a duration of 3.3 and an average yield of 1.91%. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with a duration of 4.6 and an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold. We did not sell any available-for-sale securities during the first and third quarters of 2017. We also did not sell any available-for-sale securities during the nine months ended September 30, 2016.

Investment securities of $1.11 billion and $1.05 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 144 and 242 investment securities which were in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively, segregated by continuous length of impairment.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Debt securities:
States and political subdivisions	$30,233	$(414)	$5,591	$(141)	$35,824	$(555)
Corporate securities	—	—	5,354	(54)	5,354	(54)
U.S. Treasury obligations and direct obligations of U.S Government agencies	12,090	(129)	—	—	12,090	(129)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	415,136	(5,012)	152,528	(3,796)	567,664	(8,808)
Residential - Non-government agencies	10,129	(211)	—	—	10,129	(211)
Commercial - U.S. Government agencies and sponsored entities	40,690	(617)	—	—	40,690	(617)
Commercial - Non-government agencies	14,616	(7)	—	—	14,616	(7)
Total temporarily impaired securities	$522,894	$(6,390)	$163,473	$(3,991)	$686,367	$(10,381)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Debt securities:
States and political subdivisions	$85,288	$(1,797)	$—	$—	$85,288	$(1,797)
Corporate securities	20,357	(181)	—	—	20,357	(181)
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	—	—	—	—	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	648,923	(11,766)	3,978	(223)	652,901	(11,989)
Residential - Non-government agencies	30,596	(761)	—	—	30,596	(761)
Commercial - U.S. Government-sponsored entities	92,666	(920)	—	—	92,666	(920)
Commercial - Non-government agencies	52,880	(411)	—	—	52,880	(411)
Total temporarily impaired securities	$930,710	$(15,836)	$3,978	$(223)	$934,688	$(16,059)

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$486,975	$509,987
Real estate:
Construction	98,371	101,729
Residential mortgage	1,263,545	1,213,983
Home equity	396,812	361,210
Commercial mortgage	941,591	886,615
Consumer:
Automobiles	249,797	212,926
Other consumer	196,897	235,684
Leases	448	677
Gross loans and leases	3,634,436	3,522,811
Net deferred costs	1,934	2,079
Total loans and leases, net of deferred costs	$3,636,370	$3,524,890

During the nine months ended September 30, 2017, we foreclosed on one loan totaling $0.1 million. We did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, we foreclosed on two loans totaling $1.3 million. We did not transfer any loans to the held-for-sale category. In addition, we did not sell any portfolio loans during the nine months ended September 30, 2016.

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

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of September 30, 2017 and December 31, 2016:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
September 30, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,644	3,045	13,632	3,242	17,650	3,325	2,679	—	51,217
Total ending balance	$7,644	$3,045	$13,632	$3,242	$17,650	$3,325	$2,679	$—	$51,217

Loans and leases:
Individually evaluated for impairment	$1,173	$2,677	$15,304	$1,449	$4,426	$—	$—	$—	$25,029
Collectively evaluated for impairment	485,802	95,694	1,248,241	395,363	937,165	249,797	196,897	448	3,609,407
Subtotal	486,975	98,371	1,263,545	396,812	941,591	249,797	196,897	448	3,634,436
Net deferred costs (income)	210	(385)	3,599	—	(1,399)	—	(91)	—	1,934
Total loans and leases, net of deferred costs (income)	$487,185	$97,986	$1,267,144	$396,812	$940,192	$249,797	$196,806	$448	$3,636,370

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer - Auto	Consumer - Other	Leases	Total
December 31, 2016
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,637	4,224	15,055	3,502	19,104	3,000	3,109	—	56,631
Total ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	3,109	$—	$56,631

Loans and leases:
Individually evaluated for impairment	$1,877	$2,936	$19,940	$333	$5,637	$—	$—	$—	$30,723
Collectively evaluated for impairment	508,110	98,793	1,194,043	360,877	880,978	212,926	235,684	677	3,492,088
Subtotal	509,987	101,729	1,213,983	361,210	886,615	212,926	235,684	677	3,522,811
Net deferred costs (income)	453	(191)	3,251	(1)	(1,176)	—	(257)	—	2,079
Total loans and leases, net of deferred costs (income)	$510,440	$101,538	$1,217,234	$361,209	$885,439	$212,926	235,427	$677	$3,524,890

There were no impaired loans with an allowance recorded as of September 30, 2017 and December 31, 2016. The following table presents by class, information related to impaired loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$1,283	$1,173	$—	$1,988	$1,877	$—
Real estate:
Construction	8,027	2,677	—	9,056	2,936	—
Residential mortgage	16,362	15,304	—	21,568	19,940	—
Home equity	1,449	1,449	—	333	333	—
Commercial mortgage	4,426	4,426	—	5,637	5,637	—
Total impaired loans	$31,547	$25,029	$—	$38,582	$30,723	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$1,212	$3	$2,047	$—	$1,500	$7	$1,882	$10
Real estate:
Construction	2,704	26	3,101	31	2,800	74	3,688	101
Residential mortgage	16,444	189	22,299	201	17,951	1,356	22,272	195
Home equity	1,418	—	659	5	1,343	1	630	18
Commercial mortgage	4,440	179	8,091	51	5,143	272	9,006	122
Total	$26,218	$397	$36,197	$288	$28,737	$1,710	$37,478	$446

Foreclosure Proceedings

The Company had $1.3 million and $0.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2017 and December 31, 2016, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
September 30, 2017
Commercial, financial & agricultural	$990	$40	$—	$956	$1,986	$485,199	$487,185
Real estate:
Construction	—	—	—	—	—	97,986	97,986
Residential mortgage	—	2,060	50	2,633	4,743	1,262,401	1,267,144
Home equity	204	—	108	1,449	1,761	395,051	396,812
Commercial mortgage	1,839	—	—	81	1,920	938,272	940,192
Consumer:
Automobiles	1,147	326	149	—	1,622	248,175	249,797
Other consumer	804	557	67	—	1,428	195,378	196,806
Leases	—	—	—	—	—	448	448
Total	$4,984	$2,983	$374	$5,119	$13,460	$3,622,910	$3,636,370

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2016
Commercial, financial & agricultural	$761	$80	$—	$1,877	$2,718	$507,722	$510,440
Real estate:
Construction	—	—	—	—	—	101,538	101,538
Residential mortgage	5,014	478	—	5,322	10,814	1,206,420	1,217,234
Home equity	43	280	1,120	333	1,776	359,433	361,209
Commercial mortgage	127	—	—	864	991	884,448	885,439
Consumer:
Automobiles	743	353	208	—	1,304	211,622	212,926
Other consumer	639	272	63	—	974	234,453	235,427
Leases	—	—	—	—	—	677	677
Total	$7,327	$1,463	$1,391	$8,396	$18,577	$3,506,313	$3,524,890

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2017 totaled $1.7 million and consisted of six Hawaii residential mortgage loans with a combined principal balance of $0.7 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $14.2 million of TDRs still accruing interest at September 30, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $16.2 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and nine months ended September 30, 2017.

The following table presents by class, information related to loans modified in a TDR during the period presented.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended September 30, 2017
Real estate: Residential mortgage	1	70	—

Nine Months Ended September 30, 2017
Commercial, financial & agricultural	1	632	—
Real estate: Residential mortgage	1	70	—
Total	2	702	—

Three Months Ended September 30, 2016
Real estate: Residential mortgage	3	289	—

Nine Months Ended September 30, 2016
Real estate: Residential mortgage	3	289	—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2017 and 2016.

Credit Quality Indicators

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases by credit risk. This analysis includes non-homogeneous loans and leases, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2017
Commercial, financial & agricultural	$459,752	$5,059	$22,164	$—	$486,975	$210	$487,185
Real estate:
Construction	89,492	8,879	—	—	98,371	(385)	97,986
Residential mortgage	1,260,756	—	2,789	—	1,263,545	3,599	1,267,144
Home equity	395,256	—	1,556	—	396,812	—	396,812
Commercial mortgage	919,358	11,258	10,975	—	941,591	(1,399)	940,192
Consumer:
Automobiles	249,648	—	68	81	249,797	—	249,797
Other consumer	196,767	—	130	—	196,897	(91)	196,806
Leases	448	—	—	—	448	—	448
Total	$3,571,477	$25,196	$37,682	$81	$3,634,436	$1,934	$3,636,370

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2016
Commercial, financial & agricultural	$502,305	$2,632	$5,050	$—	$509,987	$453	$510,440
Real estate:
Construction	91,812	9,896	21	—	101,729	(191)	101,538
Residential mortgage	1,208,552	109	5,322	—	1,213,983	3,251	1,217,234
Home equity	359,757	—	1,453	—	361,210	(1)	361,209
Commercial mortgage	852,872	18,845	14,898	—	886,615	(1,176)	885,439
Consumer:
Automobiles	212,718	—	50	158	212,926	—	212,926
Other consumer	235,544	—	140	—	235,684	(257)	235,427
Leases	677	—	—	—	677	—	677
Total	$3,464,237	$31,482	$26,934	$158	$3,522,811	$2,079	$3,524,890

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At September 30, 2017 and December 31, 2016, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(dollars in thousands)
Three Months Ended September 30, 2017
Beginning balance	$8,598	$3,212	$14,034	$3,370	$18,184	$2,780	$2,650	$—	$—	$52,828
Provision (credit) for loan and lease losses	(690)	(207)	(526)	(134)	(541)	813	1,159	—	—	(126)
	7,908	3,005	13,508	3,236	17,643	3,593	3,809	—	—	52,702
Charge-offs	429	—	—	—	—	333	1,376	—	—	2,138
Recoveries	165	40	124	6	7	65	246	—	—	653
Net charge-offs (recoveries)	264	(40)	(124)	(6)	(7)	268	1,130	—	—	1,485
Ending balance	$7,644	$3,045	$13,632	$3,242	$17,650	$3,325	$2,679	$—	$—	$51,217

Three Months Ended September 30, 2016
Beginning balance	$4,442	$3,823	$14,192	$3,446	$27,448	$2,573	$2,840	$—	$2,000	$60,764
Provision (credit) for loan and lease losses	20	(1,528)	(451)	562	(1,206)	658	1,202	—	—	(743)
	4,462	2,295	13,741	4,008	26,242	3,231	4,042	—	2,000	60,021
Charge-offs	465	—	—	—	—	409	940	—	—	1,814
Recoveries	555	91	173	4	128	115	111	—	—	1,177
Net charge-offs (recoveries)	(90)	(91)	(173)	(4)	(128)	294	829	—	—	637
Ending balance	$4,552	$2,386	$13,914	$4,012	$26,370	$2,937	$3,213	$—	$2,000	$59,384

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer - Auto	Consumer - Other	Leases	Unallocated	Total
	(dollars in thousands)
Nine Months Ended September 30, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$3,000	$3,109	$—	$—	$56,631
Provision (credit) for loan and lease losses	(403)	(1,296)	(2,280)	(295)	(1,600)	987	2,399	—	—	(2,488)
	8,234	2,928	12,775	3,207	17,504	3,987	5,508	—	—	54,143
Charge-offs	1,266	—	—	—	—	1,205	3,471	—	—	5,942
Recoveries	676	117	857	35	146	543	642	—	—	3,016
Net charge-offs (recoveries)	590	(117)	(857)	(35)	(146)	662	2,829	—	—	2,926
Ending balance	$7,644	$3,045	$13,632	$3,242	$17,650	$3,325	$2,679	$—	$—	$51,217

Nine Months Ended September 30, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$2,891	$3,339	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	(2,888)	(6,177)	(1,119)	916	4,368	2,294	(126)	—	(140)	(2,872)
	4,017	2,277	13,523	4,012	26,215	5,185	3,213	—	2,000	60,442
Charge-offs	1,089	—	—	—	—	3,596	—	—	—	4,685
Recoveries	1,624	109	391	—	155	1,348	—	—	—	3,627
Net charge-offs (recoveries)	(535)	(109)	(391)	—	(155)	2,248	—	—	—	1,058
Ending balance	$4,552	$2,386	$13,914	$4,012	$26,370	$2,937	$3,213	$—	$2,000	$59,384

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.1 million and $2.5 million in the three and nine months ended September 30, 2017, compared to a credit of $0.7 million and $2.9 million in the three and nine months ended September 30, 2016.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

6. SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization.

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $1.5 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.1 million on unsold mortgage-backed securities were recorded in accumulated other comprehensive income ("AOCI") at September 30, 2017 and December 31, 2016, respectively.

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Investments in low income housing tax credit partnerships	$3,726	$3,353
Trust preferred investments	2,792	2,792
Investments in affiliates	529	690
Other	54	54
Total	$7,101	$6,889

The Company had $2.7 million in unfunded low income housing commitments as of September 30, 2017 compared to $1.7 million at December 31, 2016. The Company expects to fund $0.1 million in the fourth quarter of 2017, $1.9 million in 2018, and $0.7 million in 2019.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2017 and September 30, 2016:

(dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cost method:
Amortization expense recognized in other operating expense	$174	$259	$630	$774
Tax credits recognized in income tax expense	218	292	744	877

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the nine months ended September 30, 2017:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$4,680	$15,779	$20,459
Additions	—	1,857	1,857
Amortization	(2,006)	(1,543)	(3,549)
Balance, end of period	$2,674	$16,093	$18,767

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2017, compared to $0.9 million and $2.1 million for the three and nine months ended September 30, 2016.

Amortization of mortgage servicing rights was $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, compared to $1.0 million and $4.3 million for the three and nine months ended September 30, 2016.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

(dollars in thousands)	September 30, 2017	September 30, 2016
Fair market value, beginning of period	$18,087	$18,345
Fair market value, end of period	16,777	16,025
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	16.5	16.7

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(41,968)	$2,674	$44,642	$(39,962)	$4,680
Mortgage servicing rights	63,906	(47,813)	16,093	62,049	(46,270)	15,779
Total	$108,548	$(89,781)	$18,767	$106,691	$(86,232)	$20,459

Based on the core deposit premium and mortgage servicing rights held as of September 30, 2017, estimated amortization expense for the remainder of fiscal year 2017, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2017 (remainder)	$668	$772	$1,440
2018	2,006	2,595	4,601
2019	—	2,047	2,047
2020	—	1,677	1,677
2021	—	1,393	1,393
2022	—	1,179	1,179
Thereafter	—	6,430	6,430
	$2,674	$16,093	$18,767

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

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2017, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2017, we were a party to interest rate lock and forward sale commitments on $2.8 million and $12.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest rate lock and forward sale commitments	Other assets / other liabilities	$27	$260	$34	$118

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	$(21)
Loans held for sale	Other income	3

Three Months Ended September 30, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	13

Nine Months Ended September 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(148)
Loans held for sale	Other income	—

Nine Months Ended September 30, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	(95)

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.49 billion line of credit as of September 30, 2017, compared to $1.41 billion at December 31, 2016. At September 30, 2017, $1.49 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016. There were no short-term borrowings under this arrangement at September 30, 2017, compared to $135.0 million at December 31, 2016.  There were no long-term borrowings under this arrangement at September 30, 2017 and December 31, 2016. FHLB advances available at September 30, 2017 were secured by certain real estate loans with a carrying value of $1.94 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $71.9 million and $63.7 million, respectively. As of September 30, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $127.5 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2017, the bank had Statutory Retained Earnings of $89.3 million.

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

On January 24, 2017, the Board of Directors also authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan. In the nine months ended September 30, 2017, 695,733 shares of common stock, at a cost of $21.3 million, were repurchased under the 2017 Repurchase Plan. In the nine months ended September 30, 2017, a total of 697,483 shares of common stock, at a cost of $21.3 million, were repurchased under the 2016 and 2017 Repurchase Plans.

12. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income:
Loan servicing fees	$1,323	$1,357	$4,021	$4,081
Amortization of mortgage servicing rights	(476)	(1,021)	(1,543)	(4,285)
Gain on sale of residential mortgage loans	705	2,212	3,101	5,523
Unrealized gain (loss) on interest rate locks	(21)	13	(148)	(95)
Total mortgage banking income	$1,531	$2,561	$5,431	$5,224

13. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	437,697	$22.01
Changes during the period:
Granted	111,084	31.57
Vested	(131,034)	19.60
Forfeited	(27,903)	25.12
Non-vested restricted stock awards and units, end of period	389,844	25.32

14. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$232	$343	$694	$1,030
Expected return on plan assets	(264)	(438)	(792)	(1,316)
Amortization of net actuarial loss	298	353	894	1,061
Net periodic cost	$266	$258	$796	$775

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

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Interest cost	$107	$117	$322	$350
Amortization of net actuarial loss	26	13	77	38
Amortization of net transition obligation	4	4	13	12
Amortization of prior service cost	5	4	13	14
Settlement	—	—	138	—
Net periodic cost	$142	$138	$563	$414

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2017 and 2016, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2017
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(487)	$(194)	$(293)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	(487)	(194)	(293)

Defined benefit plans:
Amortization of net actuarial loss	324	44	280
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Defined benefit plans, net	333	48	285
Other comprehensive loss	$(154)	$(146)	$(8)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2016
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(3,390)	$(1,348)	$(2,042)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	(3,390)	(1,348)	(2,042)

Defined benefit plans:
Amortization of net actuarial loss	366	123	243
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	374	125	249
Other comprehensive loss	$(3,016)	$(1,223)	$(1,793)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,042	$2,403	$3,639
Less: Reclassification adjustment for losses realized in net income	1,640	653	987
Net unrealized gains on investment securities	7,682	3,056	4,626

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	971	331	640
Amortization of net transition obligation	13	5	8
Amortization of prior service cost	13	5	8
Settlement	138	56	82
Defined benefit plans, net	93	(18)	111
Other comprehensive income	$7,775	$3,038	$4,737

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2016
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$26,030	$10,353	$15,677
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized gains on investment securities	26,030	10,353	15,677

Defined benefit plans:
Net actuarial losses arising during the period	—	—	—
Amortization of net actuarial loss	1,099	371	728
Amortization of net transition obligation	12	3	9
Amortization of prior service cost	14	3	11
Defined benefit plans, net	1,125	377	748
Other comprehensive income	$27,155	$10,730	$16,425

The following tables present the changes in each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the three and nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2017
Balance at beginning of period	$9,648	$(6,424)	$3,224

Other comprehensive loss before reclassifications	(293)	—	(293)
Amounts reclassified from AOCI	—	285	285
Total other comprehensive income (loss)	(293)	285	(8)
Balance at end of period	$9,355	$(6,139)	$3,216

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2016
Balance at beginning of period	$26,900	$(8,479)	$18,421

Other comprehensive income before reclassifications	(2,042)	—	(2,042)
Amounts reclassified from AOCI	—	249	249
Total other comprehensive income	(2,042)	249	(1,793)
Balance at end of period	$24,858	$(8,230)	$16,628

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive loss before reclassifications	3,639	(627)	3,012
Amounts reclassified from AOCI	987	738	1,725
Total other comprehensive income	4,626	111	4,737
Balance at end of period	$9,355	$(6,139)	$3,216

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income before reclassifications	15,677	—	15,677
Amounts reclassified from AOCI	—	748	748
Total other comprehensive income	15,677	748	16,425
Balance at end of period	$24,858	$(8,230)	$16,628

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2017 and 2016:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2017	2016
Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(324)	$(366)	(1)
Net transition obligation	(4)	(4)	(1)
Prior service cost	(5)	(4)	(1)
Settlement	—	—	(1)
	(333)	(374)	Total before tax
	48	125	Tax benefit
	$(285)	$(249)	Net of tax

Total reclassifications for the period	$(285)	$(249)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2017	2016
Sale of investment securities available for sale	$(1,640)	$—	Investment securities losses
	653	—	Tax benefit
	$(987)	$—	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(971)	$(1,099)	(1)
Net transition obligation	(13)	(12)	(1)
Prior service cost	(13)	(14)	(1)
Settlement	(138)	—	(1)
	(1,135)	(1,125)	Total before tax
	397	377	Tax benefit
	$(738)	$(748)	Net of tax

Total reclassifications for the period	$(1,725)	$(748)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost (see Note 14 - Pension and Supplemental Executive Retirement Plans for additional details).

16. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$11,812	$11,466	$36,916	$34,784

Weighted average shares outstanding - basic	30,300,195	30,943,756	30,526,260	31,088,729
Dilutive effect of employee stock options and awards	214,264	198,372	232,729	188,673
Weighted average shares outstanding - diluted	30,514,459	31,142,128	30,758,989	31,277,402

Basic earnings per common share	$0.39	$0.37	$1.21	$1.12
Diluted earnings per common share	$0.39	$0.37	$1.20	$1.11

A total of 80 and 8 potentially dilutive shares of common stock have been excluded from the dilutive share calculation for the three and nine months ended September 30, 2017, respectively, as their effect was anti-dilutive, compared to 8,902 and 9,381 potentially dilutive shares of common stock for the three and nine months ended September 30, 2016, respectively.

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

Loans Held for Sale

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of Hawaii and U.S. Mainland construction and commercial real estate loans, if any, net of applicable selling costs on our consolidated balance sheets.

Mortgage Servicing Rights

The initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

Federal Home Loan Bank Stock

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Financial assets
Cash and due from banks	$90,080	$90,080	$90,080	$—	$—
Interest-bearing deposits in other banks	18,195	18,195	18,195	—	—
Investment securities	1,547,777	1,545,819	794	1,532,927	12,098
Loans held for sale	10,828	10,828	—	10,828	—
Net loans and leases	3,585,153	3,576,442	—	25,029	3,551,413
Mortgage servicing rights	16,093	16,777	—	—	16,777
Federal Home Loan Bank stock	6,484	6,484	6,484	—	—
Accrued interest receivable	15,434	15,434	15,434	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,383,548	1,383,548	1,383,548	—	—
Interest-bearing demand and savings and money market	2,387,290	2,387,290	2,387,290	—	—
Time	1,156,659	1,152,757	—	—	1,152,757
Long-term debt	92,785	69,353	—	69,353	—
Accrued interest payable (included in other liabilities)	2,866	2,866	2,866	—	—

Off-balance sheet financial instruments
Commitments to extend credit	915,735	1,142	—	1,142	—
Standby letters of credit and financial guarantees written	13,252	199	—	199	—
Derivatives:
Interest rate lock commitments	2,787	(1)	—	(1)	—
Forward sale commitments	12,443	(6)	—	(6)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial assets
Cash and due from banks	$75,272	$75,272	$75,272	$—	$—
Interest-bearing deposits in other banks	9,069	9,069	9,069	—	—
Investment securities	1,461,515	1,458,213	660	1,445,357	12,196
Loans held for sale	31,881	31,881	—	31,881	—
Net loans and leases	3,468,259	3,426,976	—	30,723	3,396,253
Mortgage servicing rights	15,779	18,087	—	—	18,087
Federal Home Loan Bank stock	11,572	11,572	11,572	—	—
Accrued interest receivable	15,675	15,675	15,675	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,265,246	1,265,246	1,265,246	—	—
Interest-bearing demand and savings and money market	2,253,591	2,253,591	2,253,591	—	—
Time	1,089,364	1,088,436	—	—	1,088,436
Short-term borrowings	135,000	135,000	—	135,000	—
Long-term debt	92,785	68,186	—	68,186	—
Accrued interest payable (included in other liabilities)	1,556	1,556	1,556	—	—

Off-balance sheet financial instruments
Commitments to extend credit	825,304	1,046	—	1,046	—
Standby letters of credit and financial guarantees written	16,043	241	—	241	—
Derivatives:
Interest rate lock commitments	879	6	—	6	—
Forward sale commitments	32,497	136	—	136	—

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available for sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans, mortgage servicing rights, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2017. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2017.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Available for sale securities:
Debt securities:
States and political subdivisions	$184,354	$—	$172,256	$12,098
Corporate securities	93,830	—	93,830	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,978	—	25,978	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	819,086	—	819,086	—
Commercial - U.S. Government agencies and sponsored entities	40,228	—	40,228	—
Residential - Non-government agencies	47,464	—	47,464	—
Commercial - Non-government agencies	138,371	—	138,371	—
Other	794	794	—	—
Total available for sale securities	1,350,105	794	1,337,213	12,098
Derivatives: Interest rate lock and forward sale commitments	(7)	—	(7)	—
Total	$1,350,098	$794	$1,337,206	$12,098

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$185,041	$—	$172,845	$12,196
Corporate securities	99,389	—	99,389	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	—	—	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	769,986	—	769,986	—
Residential - Non-government agencies	51,547	—	51,547	—
Commercial - Non-government agencies	137,224	—	137,224	—
Other	660	660	—	—
Total available for sale securities	1,243,847	660	1,230,991	12,196
Derivatives: Interest rate lock and forward sale commitments	142	—	142	—
Total	$1,243,989	$660	$1,231,133	$12,196

For the nine months ended September 30, 2017 and 2016, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2016	$12,196
Principal payments received	(268)
Unrealized net gain included in other comprehensive income	170
Balance at September 30, 2017	$12,098

Balance at December 31, 2015	$12,479
Principal payments received	(268)
Unrealized net gain included in other comprehensive income	822
Balance at September 30, 2016	$13,033

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $12.1 million and $13.0 million at September 30, 2017 and September 30, 2016, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of September 30, 2017, the weighted average discount rate utilized was 4.50%, compared to 3.89% at September 30, 2016 and 3.00% at December 31, 2016, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans (1)	$25,029	$—	$25,029	$—
Mortgage servicing rights	16,777	—	—	16,777
Other real estate (2)	851	—	851	—

December 31, 2016
Impaired loans (1)	$30,723	$—	$30,723	$—
Mortgage servicing rights	18,087	—	—	18,087
Other real estate (2)	791	—	791	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
 Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

The significant unobservable inputs used in the fair value measurement of the Company's mortgage servicing rights are the weighted average discount rate and the forecasted constant prepayment rate. As of September 30, 2017, the weighted average discount rate and the forecasted constant prepayment rate utilized were 9.5% and 16.5%, respectively, compared to 9.5% and 16.7%, respectively, as of September 30, 2016 and 9.5% and 14.3%, respectively, as of December 31, 2016. Significant increases (decreases) in the weighted average discount rate and/or the forecasted constant prepayment rate could result in a significantly lower (higher) fair value measurement.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2017
Net interest income	$35,191	$6,804	$—	$41,995
Inter-segment net interest income (expense)	8,530	(6,299)	(2,231)	—
Credit for loan and lease losses	126	—	—	126
Other operating income	5,505	1,159	2,905	9,569
Other operating expense	(15,242)	(338)	(17,931)	(33,511)
Administrative and overhead expense allocation	(15,635)	(311)	15,946	—
Income before taxes	18,475	1,015	(1,311)	18,179
Income tax (expense) benefit	(6,470)	(360)	463	(6,367)
Net income (loss)	$12,005	$655	$(848)	$11,812

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2016
Net interest income	$32,583	$6,843	$—	$39,426
Inter-segment net interest income (expense)	8,588	(6,398)	(2,190)	—
Credit for loan and lease losses	743	—	—	743
Other operating income	6,833	652	2,469	9,954
Other operating expense	(15,875)	(410)	(15,980)	(32,265)
Administrative and overhead expense allocation	(14,873)	(253)	15,126	—
Income before taxes	17,999	434	(575)	17,858
Income tax (expense) benefit	(6,452)	(162)	222	(6,392)
Net income (loss)	$11,547	$272	$(353)	$11,466

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2017
Net interest income	$103,839	$21,040	$—	$124,879
Inter-segment net interest income (expense)	24,618	(18,828)	(5,790)	—
Credit for loan and lease losses	2,488	—	—	2,488
Other operating income	17,073	1,487	8,893	27,453
Other operating expense	(45,095)	(1,048)	(51,163)	(97,306)
Administrative and overhead expense allocation	(44,360)	(741)	45,101	—
Income before taxes	58,563	1,910	(2,959)	57,514
Income tax (expense) benefit	(20,974)	(684)	1,060	(20,598)
Net income (loss)	$37,589	$1,226	$(1,899)	$36,916

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2016
Net interest income	$95,519	$22,727	$—	$118,246
Inter-segment net interest income (expense)	28,581	(20,315)	(8,266)	—
Credit for loan and lease losses	2,872	—	—	2,872
Other operating income	18,860	2,794	6,893	28,547
Other operating expense	(45,522)	(1,237)	(49,332)	(96,091)
Administrative and overhead expense allocation	(43,014)	(643)	43,657	—
Income before taxes	57,296	3,326	(7,048)	53,574
Income tax (expense) benefit	(20,095)	(1,167)	2,472	(18,790)
Net income	$37,201	$2,159	$(4,576)	$34,784

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At September 30, 2017:
Investment securities	$—	$1,547,777	$—	$1,547,777
Loans and leases (including loans held for sale)	3,647,198	—	—	3,647,198
Other	44,369	249,635	80,251	374,255
Total assets	$3,691,567	$1,797,412	$80,251	$5,569,230

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
At December 31, 2016:
Investment securities	$—	$1,461,515	$—	$1,461,515
Loans and leases (including loans held for sale)	3,556,771	—	—	3,556,771
Other	56,482	241,387	68,081	365,950
Total assets	$3,613,253	$1,702,902	$68,081	$5,384,236

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

Central Pacific Bank is a full-service community bank with 35 branches and 81 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At September 30, 2017, we had an Allowance of $51.2 million, compared to $56.6 million at December 31, 2016.

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

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016. In 2017 the Company continued to implement the enhanced Allowance methodology from the fourth quarter of 2016, which together with an increase in recoveries resulted in a $0.1 million and $2.5 million credit to the Provision in the three and nine months ended September 30, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of September 30, 2017 and December 31, 2016.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogenous groups. The enhanced methodology segments the portfolio by FDIC Call Report codes. This results in ten segments, and is consistent with industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan portfolio, and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. In order to ensure that the qualitative adjustments are in compliance with current regulatory standards and U.S. GAAP, the Company is primarily basing adjustments on the nine standard factors outlined in the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors include: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal & external factors.

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

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of the non-residential loans classified as held for sale net of applicable selling costs on our consolidated balance sheets. At September 30, 2017 and December 31, 2016, all of our loans held for sale were Hawaii residential mortgage loans.

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

As of September 30, 2017, we have a valuation allowance on our net DTA of $2.7 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our six consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $36.4 million at September 30, 2017 will be realized.

The Company establishes income tax contingency reserves for potential tax liabilities related to uncertain tax positions that arise in the normal course of business. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. The Company did not have any uncertain tax positions as of September 30, 2017 and December 31, 2016.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." ASU 2017-07 requires an entity to present the service cost component of the net periodic benefit cost in the same line item or items in the statement of income (i.e. salaries and employee benefits) as other employee compensation costs arising from services rendered by the pertinent employees during the period. In addition, only the service cost component is eligible for capitalization. The other components of net benefit costs are required to be presented in the statement of income separately from the service cost component (i.e. other operating expense - other). ASU 2017-07 is effective for the Company's reporting period beginning on January 1, 2018. Early adoption is permitted, however the Company does not plan to early adopt. The presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the statement of income should be applied retrospectively, while the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in assets should be applied prospectively. ASU 2017-07 allows a practical expedient that permits the Company to use the amounts disclosed in its pension and other post-retirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-07 to have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification." ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the the Company's reporting period beginning on January 1, 2018. Early adoption is permitted, however the Company does not plan to early adopt. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We are currently in the process of evaluating the potential impact the new standard will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will (1) improve the transparency of information about an entity’s risk management activities and (2) simplify the application of hedge accounting. ASU 2017-12 is effective for the the Company's reporting period beginning on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact the amendments will have on our consolidated financial statements, but we do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.

Financial Summary

Net income for the three months ended September 30, 2017 was $11.8 million, or $0.39 per diluted share, compared to $11.5 million, or $0.37 per diluted share for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $36.9 million, or $1.20 per diluted share, compared to $34.8 million, or $1.11 per diluted share for the nine months ended September 30, 2016.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets	0.85%	0.87%	0.90%	0.89%
Return on average shareholders’ equity	9.16	8.81	9.57	9.05
Basic earnings per common share	$0.39	$0.37	$1.21	$1.12
Diluted earnings per common share	0.39	0.37	1.20	1.11

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

After two years of consecutive growth above 2%, the Department of Business, Economic Development and Tourism ("DBEDT") projects Hawaii's economy, as measured by the growth of real personal income and real gross state product, to continue positive growth, but at a slower pace for the remainder of the year and the next few years. In its third quarter of 2017 report, DBEDT projects real personal income and real gross state product to grow at a rate of 1.7% and 1.4%, respectively, for 2017 and 1.5% and 1.5%, respectively, for 2018.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.5% in September 2017, compared to 3.0% in September 2016. The 2.5% unemployment rate is one tenth of one percentage point from the lowest unemployment rate dating back to 1976. In addition, Hawaii's unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 4.2%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.9% in 2017 and 3.1% in 2018.

Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the fifth straight year in 2016, Hawaii's strong visitor industry broke records for visitor arrivals and visitor spending, and through the nine months ended September 30, 2017, is on pace for its sixth straight record-breaking year. According to the Hawaii Tourism Authority ("HTA"), 7.0 million visitors visited the state in the nine months ended September 30, 2017. This was an increase of 4.9% from the number of visitor arrivals in the nine months ended September 30, 2016. The HTA also reported total spending by visitors increased to $12.6 billion in the nine months ended September 30, 2017, or an increase of $827.2 million, or 7.1%, from the nine months ended September 30, 2016. According to DBEDT, total visitor arrivals and visitor spending are expected to increase 3.2% and 6.5% in 2017, respectively, and 1.4% and 2.2% in 2018, respectively.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and Oahu single-family home prices soared to record highs in 2016. These trends continued through the nine months ended September 30, 2017. According to the Honolulu Board of Realtors, Oahu unit sales volume increased by 5.0% for single-family homes and 5.8% for condominiums for the nine months ended September 30, 2017 compared to the same time period last year. For the nine months ended September 30, 2017, the median sales price for single-family homes on Oahu was $757,000, representing an increase of 3.4% from $732,000 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2017 was $407,000, representing an increase of 5.4% from $386,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong during the remainder of 2017, however, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate, as they did in the latter part of 2007 through 2010, our results of operations would be negatively impacted.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using an assumed income tax rate of 35%. A comparison of net interest income on a taxable equivalent basis ("net interest income") for the three and nine months ended September 30, 2017 and 2016 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2017			2016			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$51,392	1.26%	163	$14,140	0.49%	17	$37,252	0.77%	146
Investment securities, excluding valuation allowance:
Taxable (1)	1,363,289	2.51	8,552	1,288,569	2.27	7,306	74,720	0.24	1,246
Tax-exempt (1)	169,347	3.51	1,486	172,743	3.54	1,531	(3,396)	(0.03)	(45)
Total investment securities	1,532,636	2.62	10,038	1,461,312	2.42	8,837	71,324	0.20	1,201
Loans and leases, including loans held for sale (2)	3,625,455	3.98	36,289	3,415,505	3.90	33,384	209,950	0.08	2,905
Federal Home Loan Bank stock	6,606	1.38	23	11,194	2.25	63	(4,588)	(0.87)	(40)
Total interest earning assets	5,216,089	3.55	46,513	4,902,151	3.44	42,301	313,938	0.11	4,212
Noninterest-earning assets	329,820			364,437			(34,617)
Total assets	$5,545,909			$5,266,588			$279,321

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$916,885	0.08%	177	$851,775	0.06%	126	$65,110	0.02%	51
Savings and money market deposits	1,458,393	0.08	281	1,367,459	0.07	254	90,934	0.01	27
Time deposits under $100,000	187,231	0.41	192	202,719	0.37	190	(15,488)	0.04	2
Time deposits $100,000 and over	955,644	1.02	2,445	892,188	0.38	854	63,456	0.64	1,591
Total interest-bearing deposits	3,518,153	0.35	3,095	3,314,141	0.17	1,424	204,012	0.18	1,671
Short-term borrowings	2,934	1.27	9	125,408	0.50	160	(122,474)	0.77	(151)
Long-term debt	92,785	3.82	894	92,785	3.24	755	—	0.58	139
Total interest-bearing liabilities	3,613,872	0.44	3,998	3,532,334	0.26	2,339	81,538	0.18	1,659
Noninterest-bearing deposits	1,375,625			1,171,923			203,702
Other liabilities	40,808			41,558			(750)
Total liabilities	5,030,305			4,745,815			284,490
Shareholders’ equity	515,580			520,757			(5,177)
Non-controlling interest	24			16			8
Total equity	515,604			520,773			(5,169)
Total liabilities and equity	$5,545,909			$5,266,588			$279,321

Net interest income			$42,515			$39,962			$2,553

Interest rate spread		3.11%			3.18%			(0.07)%

Net interest margin		3.25%			3.25%			—%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $42.5 million for the third quarter of 2017, representing an increase of 6.4% from $40.0 million in the third quarter of 2016. The increase was primarily attributable to a significant increase in average loans and leases and investment securities balances funded by growth in lower cost deposits, combined with increases in the average yields earned on these balances. Offsetting this increase was a significant increase in average time deposits $100,000 and over, combined with a 64 basis point ("bp") increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the third quarter of 2017 increased by 11 bp from the third quarter of 2016. Average rates paid on our interest-bearing liabilities increased by 18 bp in the third quarter of 2017 compared to the third quarter of 2016.

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

	Nine Months Ended September 30,
	2017			2016			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$38,089	1.05%	298	$12,365	0.48%	45	$25,724	0.57%	253
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,346,013	2.50	25,192	1,312,866	2.40	23,675	33,147	0.10	1,517
Tax-exempt investment securities (1)	170,211	3.52	4,491	173,392	3.53	4,593	(3,181)	(0.01)	(102)
Total investment securities	1,516,224	2.61	29,683	1,486,258	2.54	28,268	29,966	0.07	1,415
Loans and leases, including loans held for sale (2)	3,589,124	3.97	106,777	3,350,817	3.91	98,055	238,307	0.06	8,722
Federal Home Loan Bank stock	6,865	1.94	100	10,317	1.59	123	(3,452)	0.35	(23)
Total interest earning assets	5,150,302	3.55	136,858	4,859,757	3.47	126,491	290,545	0.08	10,367
Noninterest-earning assets	328,783			361,549			(32,766)
Total assets	$5,479,085			$5,221,306			$257,779

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$895,850	0.07%	471	$841,002	0.06%	360	$54,848	0.01%	111
Savings and money market deposits	1,434,778	0.07	797	1,410,159	0.07	786	24,619	—	11
Time deposits under $100,000	190,877	0.39	560	207,222	0.38	582	(16,345)	0.01	(22)
Time deposits $100,000 and over	987,408	0.80	5,930	872,900	0.35	2,317	114,508	0.45	3,613
Total interest-bearing deposits	3,508,913	0.30	7,758	3,331,283	0.16	4,045	177,630	0.14	3,713
Short-term borrowings	11,877	0.97	86	106,144	0.49	387	(94,267)	0.48	(301)
Long-term debt	92,785	3.69	2,563	92,785	3.18	2,206	—	0.51	357
Total interest-bearing liabilities	3,613,575	0.39	10,407	3,530,212	0.25	6,638	83,363	0.14	3,769
Noninterest-bearing deposits	1,310,722			1,139,823			170,899
Other liabilities	40,626			38,942			1,684
Total liabilities	4,964,923			4,708,977			255,946
Shareholders’ equity	514,137			512,311			1,826
Non-controlling interest	25			18			7
Total equity	514,162			512,329			1,833
Total liabilities and equity	$5,479,085			$5,221,306			$257,779

Net interest income			$126,451			$119,853			$6,598

Interest rate spread		3.16%			3.22%			(0.06)%

Net interest margin		3.28%			3.29%			(0.01)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $126.5 million for the nine months ended September 30, 2017, representing an increase of 5.5% from $119.9 million in the nine months ended September 30, 2016. The increase was primarily attributable to a significant increase in average loans and leases and investment securities balances funded by growth in lower cost deposits, combined with 6 bp and 7 bp increases in average yields earned on loans and leases and investment securities balances, respectively. Offsetting this increase was a significant increase in average time deposits $100,000 and over, combined with a 45 bp increase in rates paid on time deposits $100,000 and over.

Average yields earned on our interest-earning assets during the nine months ended September 30, 2017 increased by 8 bp from the nine months ended September 30, 2016. Average rates paid on our interest-bearing liabilities increased by 14 bp in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Income

Taxable-equivalent interest income was $46.5 million for the third quarter of 2017, representing an increase of 10.0% from $42.3 million in the third quarter of 2016. The increase was primarily attributable to a $210.0 million increase in average loans and leases and a $71.3 million increase in average investment securities compared to the third quarter of 2016, accounting for approximately $2.1 million and $0.4 million of the increase in interest income during the third quarter of 2017, respectively. In addition, average yields earned on loans and leases during the third quarter of 2017 increased by 8 bp compared to the third quarter of 2016, accounting for approximately $0.8 million of the increase in interest income. The increase was primarily attributable to $0.5 million in net loan interest recoveries received during the third quarter of 2017. Average yields earned on investment securities compared to the third quarter of 2016 also increased by 20 bp, increasing interest income by approximately $0.8 million.

Taxable-equivalent interest income was $136.9 million for the nine months ended September 30, 2017, representing an increase of 8.2% from $126.5 million in the nine months ended September 30, 2016. The increase was primarily attributable to a $238.3 million increase in average loans and leases and a $30.0 million increase in average investment securities compared to the nine months ended September 30, 2016, accounting for approximately $7.1 million and $0.5 million of the increase in interest income during the nine months ended September 30, 2017, respectively. In addition, average yields earned on loans and leases during the nine months ended September 30, 2017 increased by 6 bp compared to the nine months ended September 30, 2016, accounting for approximately $1.6 million of the increase in interest income. The increase was primarily attributable to $1.9 million in net loan interest recoveries received during the nine months ended September 30, 2017. Average yields earned on investment securities compared to the nine months ended September 30, 2016 also increased by 7 bp, increasing interest income by approximately $0.9 million.

Interest Expense

Interest expense for the third quarter of 2017 was $4.0 million, representing an increase of 70.9% from the third quarter of 2016. The increase was primarily attributable to a $63.5 million increase in average time deposits $100,000 and over, combined with a 64 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.6 million.

Interest expense for the nine months ended September 30, 2017 was $10.4 million, representing an increase of 56.8% from the nine months ended September 30, 2016. The increase was primarily attributable to a $114.5 million increase in average time deposits $100,000 and over, combined with a 45 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $3.6 million.

Net Interest Margin

Our net interest margin of 3.25% for the third quarter of 2017 remained unchanged from the third quarter of 2016. Increases in the average yields earned on our investment securities and loans and leases portfolios of 20 bp and 8 bp, respectively, were offset by the 64 bp increase in the average rates paid on our time deposits $100,000 and over.

Our net interest margin was 3.28% for the nine months ended September 30, 2017, compared to 3.29% for the nine months ended September 30, 2016. The decrease in our net interest margin was primarily attributable to a 45 bp increase in average rates paid on our time deposits $100,000 and over, partially offset by 7 bp and 6 bp increases in average yields earned on our investment securities and loans and leases portfolios, respectively.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0% to 0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Federal Funds range to 0.25% to 0.50% based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range to 0.50% to 0.75% in December 2016. In 2017, the Federal Reserve has increased the Federal Funds range twice to 0.75% to 1.00% in March 2017 and 1.00% to 1.25% in June 2017. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that grew following the recession through their quantitative easing programs.

Although the outlook for inflation has slowed due to uncertainty around fiscal policy, we may see another increase in the target Federal Funds range in December 2017.

Provision for Loan and Lease Losses

Our Provision was a credit of $0.1 million during the third quarter of 2017, compared to a credit of $0.7 million in the third quarter of 2016. Our net charge-offs were $1.5 million during the third quarter of 2017, compared to net charge-offs of $0.6 million in the third quarter of 2016.

Our Provision was a credit of $2.5 million during the nine months ended September 30, 2017, compared to a credit of $2.9 million in the nine months ended September 30, 2016. Our net charge-offs were $2.9 million during the nine months ended September 30, 2017, compared to net charge-offs of $1.1 million in the nine months ended September 30, 2016.

The credit to the provision for loan and lease losses in the three and nine months ended September 30, 2017 was primarily attributable to continued implementation of the enhanced Allowance methodology from the fourth quarter of 2016 and continued improvement in portfolio credit quality. Nonperforming assets of $6.0 million as of September 30, 2017 decreased by $3.2 million from December 31, 2016.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	$ Change	% Change
Mortgage banking income	$1,531	$2,561	$(1,030)	-40.2%
Service charges on deposit accounts	2,182	1,954	228	11.7%
Other service charges and fees	3,185	2,821	364	12.9%
Income from fiduciary activities	911	880	31	3.5%
Equity in earnings of unconsolidated subsidiaries	176	182	(6)	-3.3%
Fees on foreign exchange	101	129	(28)	-21.7%
Investment securities gains (losses)	—	—	—	N.M.
Income from bank-owned life insurance	1,074	555	519	93.5%
Loan placement fees	86	140	(54)	-38.6%
Net gain on sales of foreclosed assets	19	57	(38)	-66.7%
Other:
Income recovered on nonaccrual loans previously charged-off	25	423	(398)	-94.1%
Other recoveries	32	24	8	33.3%
Commissions on sale of checks	86	84	2	2.4%
Other	161	144	17	11.8%
Total other operating income	$9,569	$9,954	$(385)	-3.9%

For the third quarter of 2017, total other operating income of $9.6 million decreased by $0.4 million, or 3.9%, from $10.0 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower mortgage banking income of $1.0 million and lower income recovered on nonaccrual loans previously charged-off of $0.4 million, partially offset by higher income from bank-owned life insurance ("BOLI") of $0.5 million. The lower mortgage banking income was primarily attributable to lower net gains on sales of residential mortgage loans of $1.5 million, partially offset by lower amortization of mortgage servicing rights of $0.5 million due to slower prepayment activity. The higher income from BOLI was primarily attributable to death benefit income of $0.4 million recorded during the current quarter.

	Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	$ Change	% Change
Mortgage banking income	$5,431	$5,224	$207	4.0%
Service charges on deposit accounts	6,338	5,826	512	8.8%
Other service charges and fees	8,986	8,616	370	4.3%
Income from fiduciary activities	2,739	2,577	162	6.3%
Equity in earnings of unconsolidated subsidiaries	388	456	(68)	-14.9%
Fees on foreign exchange	394	403	(9)	-2.2%
Investment securities gains (losses)	(1,640)	—	(1,640)	N.M.
Income from bank-owned life insurance	2,774	2,412	362	15.0%
Loan placement fees	366	319	47	14.7%
Net gain on sales of foreclosed assets	205	606	(401)	-66.2%
Other:
Income recovered on nonaccrual loans previously charged-off	611	881	(270)	-30.6%
Other recoveries	123	294	(171)	-58.2%
Commissions on sale of checks	258	256	2	0.8%
Other	480	677	(197)	-29.1%
Total other operating income	$27,453	$28,547	$(1,094)	-3.8%

For the nine months ended September 30, 2017, total other operating income of $27.5 million decreased by $1.1 million, or 3.8%, from $28.5 million in the comparable prior year period. The decrease from the comparable prior year period was primarily due to the investment securities loss of $1.6 million related to the investment portfolio repositioning transaction completed in the second quarter of 2017, combined with lower net gain on sales of foreclosed assets of $0.4 million and lower income recovered on nonaccrual loans previously charged-off of $0.3 million. These negative variances were partially offset by higher service charges on deposit accounts of $0.5 million and higher other service charges and fees of $0.4 million, combined with higher income from BOLI of $0.4 million due to higher death benefit income. The higher service charges on deposit accounts were primarily attributable to higher non-sufficient funds fees of $0.6 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	$ Change	% Change
Salaries and employee benefits	$18,157	$17,459	$698	4.0%
Net occupancy	3,404	3,588	(184)	-5.1%
Equipment	969	852	117	13.7%
Amortization of core deposit premium	669	669	—	—%
Communication expense	944	948	(4)	-0.4%
Legal and professional services	1,854	1,699	155	9.1%
Computer software expense	2,346	2,217	129	5.8%
Advertising expense	626	772	(146)	-18.9%
Foreclosed asset expense	24	72	(48)	-66.7%
Other:
Charitable contributions	141	156	(15)	-9.6%
FDIC insurance assessment	433	430	3	0.7%
Miscellaneous loan expenses	302	358	(56)	-15.6%
ATM and debit card expenses	548	451	97	21.5%
Amortization of investments in low-income housing tax credit partnerships	174	259	(85)	-32.8%
Armored car expenses	176	258	(82)	-31.8%
Entertainment and promotions	818	198	620	313.1%
Stationery and supplies	204	242	(38)	-15.7%
Directors’ fees and expenses	208	215	(7)	-3.3%
Increase (decrease) to the reserve for unfunded commitments	72	37	35	94.6%
Other	1,442	1,385	57	4.1%
Total other operating expense	$33,511	$32,265	$1,246	3.9%

For the third quarter of 2017, total other operating expense was $33.5 million and increased by $1.2 million, or 3.9%, from $32.3 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $0.7 million and higher entertainment and promotions of $0.6 million. The increase in salaries and employee benefits was primarily attributable to higher commissions and bonuses plus merit increases combined with an increase in insurance benefits costs. The increase in entertainment and promotions expenses was primarily attributable to costs associated with a recent core deposit gathering campaign.

	Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	$ Change	% Change
Salaries and employee benefits	$53,527	$52,246	$1,281	2.5%
Net occupancy	10,153	10,459	(306)	-2.9%
Equipment	2,778	2,432	346	14.2%
Amortization of core deposit premium	2,006	2,006	—	—%
Communication expense	2,735	2,826	(91)	-3.2%
Legal and professional services	5,633	5,035	598	11.9%
Computer software expense	6,788	7,143	(355)	-5.0%
Advertising expense	1,408	1,839	(431)	-23.4%
Foreclosed asset expense	123	136	(13)	-9.6%
Other:
Charitable contributions	428	558	(130)	-23.3%
FDIC insurance assessment	1,286	1,632	(346)	-21.2%
Miscellaneous loan expenses	856	918	(62)	-6.8%
ATM and debit card expenses	1,466	1,327	139	10.5%
Amortization of investments in low-income housing tax credit partnerships	630	774	(144)	-18.6%
Armored car expenses	632	660	(28)	-4.2%
Entertainment and promotions	1,222	652	570	87.4%
Stationery and supplies	612	681	(69)	-10.1%
Directors’ fees and expenses	665	619	46	7.4%
Provision (credit) for residential mortgage loan repurchase losses	—	(387)	387	-100.0%
Increase (decrease) to the reserve for unfunded commitments	195	101	94	93.1%
Other	4,163	4,434	(271)	-6.1%
Total other operating expense	$97,306	$96,091	$1,215	1.3%

For the nine months ended September 30, 2017, total other operating expense was $97.3 million and increased by $1.2 million, or 1.3% from the comparable prior year period. The increase was primarily due to higher salaries and employee benefits of $1.3 million, legal and professional services of $0.6 million, and entertainment and promotions of $0.6 million, partially offset by lower advertising of $0.4 million, computer software of $0.4 million, and FDIC insurance assessment of $0.3 million.

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

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Total other operating expense	$33,511	$32,265	$97,306	$96,091

Net interest income	$41,995	$39,426	$124,879	$118,246
Total other operating income	9,569	9,954	27,453	28,547
Total revenue	$51,564	$49,380	$152,332	$146,793

Efficiency ratio	64.99%	65.34%	63.88%	65.46%

Our efficiency ratio improved to 64.99% in the third quarter of 2017 compared to 65.34% in the year-ago quarter. The improvement in net interest income was offset by lower other operating income combined with higher other operating expenses as noted above. Our efficiency ratio in the nine months ended September 30, 2017 improved to 63.88%, compared to 65.46% in the comparable prior year period. The efficiency ratio during the nine months ended September 30, 2017 was positively impacted by the growth in net interest income, offset by lower other operating income including the aforementioned investment securities loss and higher other operating expenses as noted above.

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

Income Taxes

The Company recorded income tax expense of $6.4 million and $20.6 million for the three and nine months ended September 30, 2017, respectively, compared to $6.4 million and $18.8 million in the same prior year periods. The increase in income tax expense in the nine months ended September 30, 2017 was primarily due to the increase in pre-tax income, combined with $0.9 million in additional income tax expense related to a former executive's supplemental executive retirement plan ("SERP") benefit payout and adjustment to the deferred tax asset related to our SERP recorded in the second quarter of 2017.

The effective tax rate for the three and nine months ended September 30, 2017 was 35.0% and 35.8%, respectively, compared to 35.8% and 35.1% in the same prior year periods. Income tax expense and the effective tax rate was positively impacted by death benefit income from BOLI recorded in the three and nine months ended September 30, 2017, which is tax-exempt. In addition, income tax expense and the effective tax rate was positively impacted by $31 thousand and $0.6 million in excess tax benefits from the vesting of restricted stock units recorded in the three and nine months ended September 30, 2017, respectively. Prior to the adoption of ASU 2016-09, excess tax benefits from the vesting of restricted stock units were recorded in shareholders' equity. This was partially offset by the aforementioned $0.9 million in additional income tax expense related to our SERP recorded in the second quarter of 2017.

The remaining valuation allowance on our net DTA totaled $2.7 million at September 30, 2017 and $2.8 million at December 31, 2016, which related to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $36.4 million at September 30, 2017, compared to a net DTA of $58.9 million as of December 31, 2016, and is included in other assets on our consolidated balance sheets. The decrease in net DTA is primarily due to projected utilization of income tax credit carryforwards.

Financial Condition

Total assets at September 30, 2017 of $5.57 billion increased by $185.0 million from $5.38 billion at December 31, 2016. The increase in total assets was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.55 billion at September 30, 2017 increased by $86.3 million, or 5.9%, from December 31, 2016. The increase reflects investment securities purchases totaling $333.2 million and a $7.5 million increase in the market valuation on the available-for-sale portfolio, partially offset by the sale of investment securities totaling $97.7 million related to the investment securities portfolio repositioning and $157.0 million in principal runoff.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$398,619	$373,006	$25,613	6.9%
Real estate:
Construction	95,309	97,873	(2,564)	(2.6)
Residential mortgage	1,267,144	1,217,234	49,910	4.1
Home equity	396,812	361,209	35,603	9.9
Commercial mortgage	801,113	767,586	33,527	4.4
Consumer:
Automobiles	151,487	131,037	20,450	15.6
Other consumer	162,219	177,122	(14,903)	(8.4)
Leases	448	677	(229)	(33.8)
Total loans and leases	3,273,151	3,125,744	147,407	4.7
Allowance for loan and lease losses	(46,337)	(49,350)	3,013	(6.1)
Net loans and leases	$3,226,814	$3,076,394	$150,420	4.9

U.S. Mainland:
Commercial, financial and agricultural	$88,566	$137,434	$(48,868)	(35.6)
Real estate:
Construction	2,677	3,665	(988)	(27.0)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	139,079	117,853	21,226	18.0
Consumer:
Automobiles	98,310	81,889	16,421	20.1
Other consumer	34,587	58,305	(23,718)	(40.7)
Leases	—	—	—	—
Total loans and leases	363,219	399,146	(35,927)	(9.0)
Allowance for loan and lease losses	(4,880)	(7,281)	2,401	(33.0)
Net loans and leases	$358,339	$391,865	$(33,526)	(8.6)

Total:
Commercial, financial and agricultural	$487,185	$510,440	$(23,255)	(4.6)
Real estate:
Construction	97,986	101,538	(3,552)	(3.5)
Residential mortgage	1,267,144	1,217,234	49,910	4.1
Home equity	396,812	361,209	35,603	9.9
Commercial mortgage	940,192	885,439	54,753	6.2
Consumer:
Automobiles	249,797	212,926	36,871	17.3
Other consumer	196,806	235,427	(38,621)	(16.4)
Leases	448	677	(229)	(33.8)
Total loans and leases	3,636,370	3,524,890	111,480	3.2
Allowance for loan and lease losses	(51,217)	(56,631)	5,414	(9.6)
Net loans and leases	$3,585,153	$3,468,259	$116,894	3.4

Loans and leases, net of deferred costs, of $3.64 billion at September 30, 2017 increased by $111.5 million, or 3.2%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: commercial mortgage of $54.8 million, residential mortgage of $49.9 million, automobiles of $36.9 million, and home equity of $35.6 million. These increases were partially offset by net decreases in the following loan portfolios: other consumer of $38.6 million, commercial, financial and agricultural of $23.3 million, and construction of $3.6 million. The net increase in the loan portfolio also includes loan charge-offs totaling $5.9 million during the nine months ended September 30, 2017.

The Hawaii loan portfolio increased by $147.4 million, or 4.7%, from December 31, 2016. The increase reflects net increases in the following loan portfolios: residential mortgage of $49.9 million, home equity of $35.6 million, commercial mortgage of $33.5 million, commercial, financial and agricultural of $25.6 million, and automobiles of $20.5 million. The increases in the real estate portfolios were primarily due to an increased demand from both new and existing customers. This was partially offset by net decreases in the Hawaii other consumer and construction loan portfolios.

The U.S. Mainland loan portfolio decreased by $35.9 million, or 9.0% from December 31, 2016. The net decrease was primarily attributable to reductions in the commercial, financial, and agricultural loan portfolio of $48.9 million and the other consumer loan portfolio of $23.7 million, partially offset by net increases in the commercial mortgage loan portfolio of $21.2 million and the automobile loan portfolio of $16.4 million. In March 2017, we purchased a U.S. Mainland direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield, net of the premium paid and servicing costs, of 2.60%. In May 2017, we purchased a U.S. Mainland indirect auto loan portfolio totaling $26.6 million which included a $0.9 million premium over the $25.7 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 77 months and a weighted average yield, net of the premium paid and servicing costs, of 2.67%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Commercial, financial and agricultural	$956	$1,877	$(921)	(49.1)%
Real estate:
Residential mortgage	2,633	5,322	(2,689)	(50.5)
Home equity	1,449	333	1,116	335.1
Commercial mortgage	81	864	(783)	(90.6)
Total nonaccrual loans	5,119	8,396	(3,277)	(39.0)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	851	791	60	7.6
Total OREO	851	791	60	7.6
Total nonperforming assets	5,970	9,187	(3,217)	(35.0)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	50	—	50	—
Home equity	108	1,120	(1,012)	(90.4)
Consumer:
Automobiles	149	208	(59)	(28.4)
Other consumer	67	63	4	6.3
Total accruing loans delinquent for 90 days or more	374	1,391	(1,017)	(73.1)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	217	—	217	—
Real estate:
Construction	—	21	(21)	(100.0)
Residential mortgage	12,373	14,292	(1,919)	(13.4)
Commercial mortgage	1,571	1,879	(308)	(16.4)
Total restructured loans still accruing interest	14,161	16,192	(2,031)	(12.5)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$20,505	$26,770	$(6,265)	(23.4)

Ratio of nonaccrual loans to total loans and leases	0.14%	0.24%		(0.10)%
Ratio of nonperforming assets to total loans and leases and OREO	0.16%	0.26%		(0.10)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.17%	0.30%		(0.13)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.56%	0.76%		(0.20)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2016	$9,187
Additions	3,571
Reductions:
Payments	(3,462)
Return to accrual status	(3,254)
Sales of nonperforming assets	(165)
Charge-offs and/or valuation adjustments	93
Total reductions	(6,788)
Net decrease	(3,217)
Balance at September 30, 2017	$5,970

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $6.0 million at September 30, 2017, compared to $9.2 million at December 31, 2016. There were no nonperforming loans classified as held for sale at September 30, 2017 and December 31, 2016. The decrease in nonperforming assets from December 31, 2016 was primarily attributable to $3.5 million in repayments and $3.3 million in loans restored to accrual status, offset by additions of $3.6 million.

Net changes to nonperforming assets by category included net decreases in Hawaii commercial, financial and agricultural assets of $0.9 million, Hawaii residential mortgage assets of $2.6 million, and Hawaii commercial mortgage assets of $0.8 million, partially offset by a net increase in Hawaii home equity assets of $1.1 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2017 totaled $1.7 million and consisted of six Hawaii residential mortgage loans with a combined principal balance of $0.7 million and two Hawaii commercial, financial and agricultural loans with a combined principal balance of $1.0 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $14.2 million of TDRs still accruing interest at September 30, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $16.2 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Allowance for Loan and Lease Losses:
Balance at beginning of period	$52,828	$60,764	$56,631	$63,314

Provision (credit) for loan and lease losses	(126)	(743)	(2,488)	(2,872)

Charge-offs:
Commercial, financial and agricultural	429	465	1,266	1,089
Consumer:
Automobiles	333	409	1,205	1,182
Other consumer	1,376	940	3,471	2,414
Leases	—	—	—	—
Total charge-offs	2,138	1,814	5,942	4,685

Recoveries:
Commercial, financial and agricultural	165	555	676	1,624
Real estate:
Construction	40	91	117	109
Residential mortgage	124	173	857	380
Home equity	6	4	35	11
Commercial mortgage	7	128	146	155
Consumer:
Automobiles	65	115	543	674
Other consumer	246	111	642	674
Total recoveries	653	1,177	3,016	3,627

Net charge-offs	1,485	637	2,926	1,058

Balance at end of period	$51,217	$59,384	$51,217	$59,384

Allowance as a percentage of total loans and leases	1.41%	1.73%	1.41%	1.73%

Annualized ratio of net charge-offs to average loans and leases	0.16%	0.07%	0.11%	0.04%

Our Allowance at September 30, 2017 totaled $51.2 million compared to $56.6 million at December 31, 2016. The decrease in our Allowance during the nine months ended September 30, 2017, was a direct result of $2.9 million in net charge-offs and a credit to the Provision of $2.5 million.

Our Allowance as a percentage of total loans and leases decreased from 1.61% at December 31, 2016 to 1.41% at September 30, 2017. Our Allowance as a percentage of nonperforming assets increased from 616.43% at December 31, 2016 to 857.91% at September 30, 2017.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $6.5 million at September 30, 2017 decreased by $5.1 million, or 44.0%, from the FHLB membership stock balance at December 31, 2016.  FHLB membership stock has an activity-based stock requirement, thus as borrowings decline, so will the FHLB membership stock balance.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Noninterest-bearing demand deposits	$1,383,548	$1,265,246	$118,302	9.4%
Interest-bearing demand deposits	911,273	862,991	48,282	5.6
Savings and money market deposits	1,476,017	1,390,600	85,417	6.1
Time deposits less than $100,000	184,459	194,730	(10,271)	(5.3)
Core deposits	3,955,297	3,713,567	241,730	6.5

Government time deposits	710,658	701,417	9,241	1.3
Other time deposits $100,000 and greater	261,542	193,217	68,325	35.4
Total time deposits $100,000 and greater	972,200	894,634	77,566	8.7

Total deposits	$4,927,497	$4,608,201	$319,296	6.9

Total deposits of $4.93 billion at September 30, 2017 reflected an increase of $319.3 million, or 6.9%, from total deposits of $4.61 billion at December 31, 2016. The increase was attributable to net increases in noninterest-bearing demand deposits of $118.3 million, savings and money market deposits of $85.4 million, other time deposits $100,000 and greater of $68.3 million, interest-bearing demand deposits of $48.3 million, and government time deposits of $9.2 million. These increases were offset by a net decrease in time deposits less than $100,000 of $10.3 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $3.96 billion at September 30, 2017 and increased by $241.7 million, or 6.5%, from December 31, 2016.

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

Common and Preferred Equity

Shareholders' equity totaled $509.8 million at September 30, 2017, compared to $504.7 million at December 31, 2016. The increase in total shareholders' equity was attributable to net income of $36.9 million and other comprehensive income of $4.7 million in the nine months ended September 30, 2017, partially offset by the repurchase of 697,483 shares of common stock under our repurchase program, at a cost of $21.3 million, and cash dividends paid of $15.9 million. During the nine months ended September 30, 2017, we repurchased approximately 2.3% of our common stock outstanding as of December 31, 2016.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016
Total shareholders' equity	$509,846	$504,650
Less: preferred stock	—	—
Total common equity	509,846	504,650
Less: other intangible assets (core deposit premium)	(2,674)	(4,680)
Tangible common equity	$507,172	$499,970

Total assets	$5,569,230	$5,384,236
Less: other intangible assets (core deposit premium)	(2,674)	(4,680)
Tangible assets	$5,566,556	$5,379,556

Tangible common equity ratio	9.11%	9.29%

Our tangible common equity ratio was 9.11% at September 30, 2017, compared to 9.29% at December 31, 2016. Our book value per share was $16.89 and $16.39 at September 30, 2017 and December 31, 2016, respectively. Our tangible book value per share was $16.80 and $16.23 at September 30, 2017 and December 31, 2016, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to it to fund its obligations. As of September 30, 2017, on a stand-alone basis, CPF had an available cash balance of approximately $15.7 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2017, the bank had Statutory Retained Earnings of $89.3 million. On October 24, 2017, the Company's Board of Directors declared a cash dividend of $0.18 per share on the Company's outstanding common stock, which was a 12.5% increase from the $0.16 per share a year-ago.

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

In January 2017, the Board of Directors approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which supersedes in its entirety the 2016 Repurchase Plan. As of September 30, 2017, $8.7 million remained of the total $30.0 million total repurchase amount authorized by the Board of Directors under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2017 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2017:
Leverage capital	$585,950	10.6%	$221,056	4.0%	$276,320	5.0%
Tier 1 risk-based capital	585,950	15.1	233,124	6.0	310,833	8.0
Total risk-based capital	634,677	16.3	310,833	8.0	388,541	10.0
CET1 risk-based capital	497,828	12.8	174,843	4.5	252,552	6.5

At December 31, 2016:
Leverage capital	$562,460	10.6%	$211,383	4.0%	$264,229	5.0%
Tier 1 risk-based capital	562,460	14.2	237,157	6.0	316,209	8.0
Total risk-based capital	612,202	15.5	316,209	8.0	395,261	10.0
CET1 risk-based capital	485,268	12.3	177,868	4.5	256,920	6.5

Central Pacific Bank
At September 30, 2017:
Leverage capital	$569,990	10.3%	$220,816	4.0%	$276,020	5.0%
Tier 1 risk-based capital	569,990	14.7	232,767	6.0	310,355	8.0
Total risk-based capital	618,576	15.9	310,355	8.0	387,944	10.0
CET1 risk-based capital	569,990	14.7	174,575	4.5	252,164	6.5

At December 31, 2016:
Leverage capital	$541,577	10.3%	$211,135	4.0%	$263,918	5.0%
Tier 1 risk-based capital	541,577	13.7	236,806	6.0	315,741	8.0
Total risk-based capital	591,185	15.0	315,741	8.0	394,677	10.0
CET1 risk-based capital	541,577	13.7	177,604	4.5	256,540	6.5

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

The bank is a member of and maintained a $1.49 billion line of credit with the FHLB as of September 30, 2017, compared to $1.41 billion at December 31, 2016. We did not have any short-term borrowings under this arrangement at September 30, 2017, compared to $135.0 million at December 31, 2016. There were no long-term borrowings under this arrangement at September 30, 2017 and December 31, 2016. FHLB advances available at September 30, 2017 were secured by certain real estate loans with a carrying value of $1.94 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2017, $1.49 billion was undrawn under this arrangement, compared to $1.28 billion at December 31, 2016.

At September 30, 2017 and December 31, 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $71.9 million and $63.7 million, respectively. As of September 30, 2017 and December 31, 2016, certain commercial and commercial real estate loans with a carrying value totaling $127.5 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2017 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, except as follows. The Company previously reported a material weakness in internal control over financial reporting over the completeness and accuracy of the information used in determining the allowance for loan and lease losses ("Allowance"). As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016, the Company implemented an enhanced Allowance methodology and a new Allowance software model. In connection with this implementation, the Company's internal controls were not properly designed or operating effectively to timely verify the completeness and accuracy of certain information which are inputs into the calculation of the Allowance reserve. Subsequent to management's determination of the material weakness, management promptly took the following remedial actions to address the reported weakness:

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

Recently, an independent third-party also completed an ALLL model validation review for the Company. Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2016. Because some of these remedial actions will continue to take place on a quarterly basis, their successful implementation will be evaluated at year end before management can conclude that the material weakness has been remediated.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In the three months ended September 30, 2017, 335,112 shares of common stock, at an aggregate cost of $10.1 million, excluding fees and expenses, were repurchased under the share repurchase programs as described in the table below. A total of $8.7 million remained available for repurchase under the share repurchase program at September 30, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1-31, 2017	85,612	$31.43	85,612	$16,153,810
August 1-31, 2017	127,000	29.92	127,000	12,353,391
September 1-30, 2017	122,500	29.43	122,500	8,748,682
Total	335,112	$30.13	335,112	$8,748,682

(1)
On January 24, 2017, our Board approved the authorization to repurchase up to $30.0 million of the Company's common stock (the "2017 Repurchase Plan"), which superseded in its entirety the 2016 Repurchase Plan. In the three and nine months ended September 30, 2017, the Company repurchased 335,112 and 695,733 shares of common stock, at an aggregate cost of $10.1 million and $21.3 million, under the 2017 Repurchase Plan. As of September 30, 2017, $8.7 million remained of the total $30.0 million total repurchase amount authorized by the Board under the 2017 Repurchase Plan. The plan has no set expiration or termination date.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	November 7, 2017	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date:	November 7, 2017	/s/ David S. Morimoto
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