Form 10-K
period 2017-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2018-02-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $926,672,000. As of February 13, 2018, the number of shares of common stock of the registrant outstanding was 29,872,222 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes;

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2017, we had total assets of $5.62 billion, total loans of $3.77 billion, total deposits of $4.96 billion and shareholders' equity of $500.0 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 35 bank branches and 79 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The bank is not a member of the Federal Reserve System.

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

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry, as well as the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See the "Supervision and Regulation" section below for other information about the regulation of our holding company and bank.

Our Services

We offer a full range of banking services and products to businesses, professionals and individuals. We provide our customers with an array of loan products, including residential mortgage loans, commercial and consumer loans and lines of credit, commercial real estate loans and construction loans.

Through our bank, we concentrate our lending activities in five principal areas:

(1)
Residential Mortgage Lending.  Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan size of approximately $0.5 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. A portion of our first residential mortgage loan originations are sold in the secondary market and a portion is put into our loan portfolio.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2017.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms. Some of these competitors are much larger by total assets and capitalization, and have greater access to capital markets.

In order to compete with the other financial services providers in the state of Hawaii, we principally rely upon personal relationships between customers and our officers, directors and employees, and specialized services tailored to meet the needs of our customers and the communities we serve. We remain competitive by offering flexibility and superior service levels to our customers, coupled with competitive interest rates and pricing and local promotional activities.

For further discussion of factors affecting our operations see, "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 74% of our loan portfolio at December 31, 2017 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

As of December 31, 2017, Central Pacific Bank does not have any wholly-owned subsidiaries. Central Pacific Bank owns 50% of Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, Island Pacific HomeLoans, LLC, and One Hawaii HomeLoans, LLC. Pacific Access Mortgage, LLC and One Hawaii HomeLoans, LLC were terminated in 2017 with final payment of taxes and distributions to members pending.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of new capital rules ("New Capital Rules") and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, on February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries around the following principles.

Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;

•	Aligning the financial system to help support the U.S. economy;

•	Reducing regulatory burden by decreasing unnecessary complexity;

•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and

•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order have not yet been determined.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"), which among other items, reduces the corporate federal income tax rate from 35% to 21% and changes or limits certain tax deductions effective January 1, 2018. In response to the enactment of Tax Reform, in December 2017, the Company paid special, one-time bonuses to all employees with the exception of executives on its managing committee. Secondly, the Company raised its minimum starting pay rate and increased the pay rate above the minimum rate for certain positions effective January 1, 2018. Additionally, the Company increased its quarterly cash dividend payable in March 2018 to $0.19 per common share and reiterated its intent to maintain a dividend payout ratio comparable to its peers. Finally, the Company plans to evaluate additional opportunities to utilize the savings from the reduced corporate income tax rate.

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

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd—Frank Act and to implement the Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the bank. Management believes that, as of December 31, 2017, the Company and the bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect. If the Company were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, including the requirement to conduct an annual company-run stress test, would increase.

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

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. At December 31, 2017, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed "well-capitalized" for regulatory purposes. - See the "Capital Resources" section in the MD&A.

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

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions on items such as brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the bank held no investment positions at December 31, 2017 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, they did not require any material changes in our operations or business.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•	require regular periodic reports and such additional reports of information as the Federal Reserve may require;

•	require bank holding companies to meet or exceed minimum capital requirements (see the "Capital Adequacy Requirements" section above and the "Capital Resources" section in the MD&A);

•
require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action" (see the "Prompt Corrective Action Provisions" section above);

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Effective July 1, 2016, the DRR reached 1.15% which resulted in a lower assessment rate schedule and at the same time, the FDIC imposed an additional surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The bank received an "Outstanding" rating in the FDIC's 2017 Community Reinvestment Act performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

CFPB

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons, and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency.

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

The review of products and practices to prevent unfair, deceptive or abusive acts or practices ("UDAAP") has been a focus of the CFPB, and of banking regulators more broadly. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the bank’s business, financial condition or results of operations.
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

Currently, we qualify for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. We will become subject to the interchange fee cap beginning July 1 of the year following the time when our total assets reaches or exceeds $10 billion. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2017, the bank’s total CRE loans represented 208.4% of its capital.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and bank operate and may significantly increase its costs, impede the efficiency of its internal business processes, require the bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. Under these circumstances, the Company's business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Employees

At December 31, 2017, we employed 838 persons, 766 on a full-time basis and 72 on a part-time basis. We are not a party to any collective bargaining agreement.

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

For seven consecutive years from 2011 through 2017, we recorded a credit to the provision for loan and lease losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of loans collateralized by real estate. If that were to occur, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income. Under typical stable portfolio and market conditions, we would generally record a provision for loan and leases losses when there is growth in our loan portfolio.

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 74% of our loan portfolio as of December 31, 2017 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

The implementation of CECL, including the design and maintenance of related internal controls over financial reporting, will require a significant amount of time and resources which may have a material impact on our results of operations.

The Financial Accounting Standards Board (the "FASB") has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan and lease losses. A significant amount of time and resources may be needed in order to implement CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL , our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

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

Periodically the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could adversely affect our business, financial condition and results of operations. See Note 1 - Summary of Significant Accounting Policies.

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

We originate and sell mortgage loans. We rely on Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and other purchasers to purchase first mortgage loans in order to reduce our credit risk and interest rate risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting, documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRB, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

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

In addition, bank regulatory authorities may bring enforcement actions against banks and bank holding companies, including CPF and the bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination as well as be required to perform more comprehensive stress-testing on our business and operations.

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

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 20.7% of our interest income in the year ended December 31, 2017, as compared to 20.9% of our interest income in the year ended December 31, 2016. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

We expect that the FRB will continue to increase interest rates. Should the FRB continue to raise interest rates significantly and rapidly, there is potential for decreased demand for our loan products, an increase in our cost of funds, and curtailment of the current economic recovery.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2017, the bank had Statutory Retained Earnings of $85.6 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions. In particular, both federal and state law limit the acquisition of ownership of, generally, 10% or more of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or nonobjection or being able to rely on an exemption from such acquisition. See the "Supervision and Regulation" section. Collectively, these provisions of our restated articles of incorporation and bylaws and applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2017, we had $90.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.3 million. We also had short-term borrowings of $32.0 million as of December 31, 2017. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2017. Last year, we submitted to the NYSE on May 3, 2017 our annual CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company's annual meeting of shareholders, which is scheduled for April 27, 2018.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to a portion of the land our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2017, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the S&P SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2012 and ending December 31, 2017. The graph assumes the investment of $100 on December 31, 2012.

Indexed Total Annual Return
(as of December 31, 2017)

	December 31,
Index	2012	2013	2014	2015	2016	2017
Central Pacific Financial Corp.	$100.00	$129.93	$141.80	$150.51	$220.11	$213.75
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P 600 Commercial Bank Index	100.00	148.39	152.96	164.45	234.75	238.69

The following table sets forth information on the historical market prices of our common stock as reported by the NYSE, for each full quarterly period within 2017 and 2016:

	Year Ended December 31,
	2017			2016
	High	Low	Close	High	Low	Close
First quarter	$33.12	$28.45	$30.54	$21.98	$18.47	$21.77
Second quarter	33.55	28.55	31.47	24.91	20.15	23.60
Third quarter	32.50	27.34	32.18	25.99	22.61	25.19
Fourth quarter	33.15	28.86	29.83	31.99	24.54	31.42

As of February 13, 2018, there were 2,560 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

The following table sets forth information on dividends declared per share of common stock for each quarterly period within 2017 and 2016:

	Year Ended December 31,
	2017	2016
First quarter	$0.16	$0.14
Second quarter	0.18	0.14
Third quarter	0.18	0.16
Fourth quarter	0.18	0.16

The holders of our common stock share proportionately, on a per share basis, in all dividends and other distributions declared by our Board of Directors.

During the first two quarters of 2016, the Company declared quarterly cash dividends of $0.14 per share. During the third quarter of 2016, the Company increased its quarterly cash dividend to $0.16 per share. During the second quarter of 2017, the Company increased its quarterly cash dividend to $0.18 per share.

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

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities were not current. Our obligations on our outstanding trust preferred securities are current as of December 31, 2017.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2017, the bank had Statutory Retained Earnings of $85.6 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

In January 2017, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaced and superseded in its entirety the previous share repurchase program.

In November 2017, the Board of Directors authorized an increase in the 2017 Repurchase Plan authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). We cannot provide any assurance that we will be able to repurchase any of our common stock. In addition, our ability to repurchase common stock may be restricted by applicable federal or Hawaii law or by our regulators.

During the quarter ended December 31, 2017, 167,000 shares of common stock, at a cost of $5.3 million, excluding fees and expenses, were repurchased under the Repurchase Plan. A total of $53.5 million remained available for repurchase under the Repurchase Plan at December 31, 2017. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	69,000	$32.36	69,000	—	$2,233,177	$6,515,505
November 1-30	63,000	30.55	63,000	—	1,924,421	54,591,084
December 1-31	35,000	31.38	35,000	—	1,098,372	53,492,712
Total	167,000	$31.47	167,000	—	$5,255,970	$53,492,712

During the entire year of 2017, 864,483 shares of common stock, at a cost of $26.6 million or an average cost per share of $30.72, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2017. This information is not necessarily indicative of results of future operations and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes contained in "Part II, Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
Selected Financial Data	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$182,562	$167,139	$156,035	$149,809	$140,278
Total interest expense	14,859	9,189	6,507	6,391	7,169
Net interest income	167,703	157,950	149,528	143,418	133,109
Provision (credit) for loan and lease losses	(2,674)	(5,517)	(15,671)	(6,414)	(11,310)
Net interest income after provision for loan and lease losses	170,377	163,467	165,199	149,832	144,419
Other operating income	36,496	42,316	34,799	41,166	50,201
Other operating expense	131,817	133,563	127,042	130,156	134,792
Income before income taxes	75,056	72,220	72,956	60,842	59,828
Income tax expense (benefit)	33,852	25,228	27,088	20,389	(112,247)
Net income	41,204	46,992	45,868	40,453	172,075

Balance Sheet Data (as of Year-End):
Interest-bearing deposits in other banks	$6,975	$9,069	$8,397	$13,691	$4,256
Investment securities (1)	1,496,644	1,461,515	1,520,172	1,467,305	1,660,046
Loans and leases	3,770,615	3,524,890	3,211,532	2,932,198	2,630,601
Allowance for loan and lease losses	50,001	56,631	63,314	74,040	83,820
Mortgage servicing rights	15,843	15,779	17,797	19,668	20,079
Core deposit premium	2,006	4,680	7,355	10,029	12,704
Total assets	5,623,708	5,384,236	5,131,288	4,852,987	4,741,198
Core deposits (2)	3,991,234	3,713,567	3,582,178	3,306,133	3,093,279
Total deposits	4,956,354	4,608,201	4,433,439	4,110,300	3,936,173
Long-term debt	92,785	92,785	92,785	92,785	92,799
Total shareholders’ equity	500,011	504,650	494,614	568,041	660,113

Per Share Data:
Basic earnings per common share	$1.36	$1.52	$1.42	$1.08	$4.10
Diluted earnings per common share	1.34	1.50	1.40	1.07	4.07
Cash dividends declared per common share	0.70	0.60	0.82	0.36	0.16
Book value per common share	16.65	16.39	16.06	16.12	15.68
Diluted weighted average shares outstanding (in thousands)	30,638	31,225	32,651	37,937	42,317

Financial Ratios:
Return on average assets	0.75%	0.90%	0.92%	0.85%	3.73%
Return on average shareholders’ equity	8.03	9.16	8.91	6.80	27.70
Net income to average tangible shareholders’ equity	8.08	9.27	9.06	6.93	28.34
Average shareholders’ equity to average assets	9.32	9.78	10.37	12.50	13.47
Dividend payout ratio	52.24	40.00	58.57	33.64	3.93
Efficiency ratio (3)	64.55	66.69	68.92	70.51	73.53
Net interest margin (4)	3.28	3.27	3.30	3.32	3.19

Regulatory Capital Ratios:
Leverage capital	10.4%	10.6%	10.7%	12.0%	13.7%
Tier 1 risk-based capital	14.7	14.2	14.4	17.0	20.3
Total risk-based capital	15.9	15.5	15.7	18.2	21.5
CET1 risk-based capital	12.4	12.3	12.8	N/A	N/A

	Year Ended December 31,
Selected Financial Data	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Asset Quality:
Net loan charge-offs (recoveries) to average loans and leases	0.11%	0.03%	(0.16)%	0.12%	0.05%
Nonaccrual loans to total loans and leases (5)	0.07	0.24	0.44	1.33	1.58
Allowance for loan and lease losses to total loans and leases	1.33	1.61	1.97	2.53	3.19
Allowance for loan and lease losses to nonaccrual loans (5)	1,801.84	674.50	443.75	189.42	201.55

(1)	Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(2)	Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

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

(4)	Computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

(5)	Nonaccrual loans exclude nonaccrual loans-held-for-sale, if any.

Five Year Performance Comparison

Significant items affecting the comparability of the five years' performance include:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Provision (credit) for loan and lease losses	$(2,674)	$(5,517)	$(15,671)	$(6,414)	$(11,310)

Other operating income:
Mortgage banking income	6,962	8,069	7,254	8,980	11,636
Net gain on sales of foreclosed assets	205	607	568	971	8,584
Gain on sale of premises and equipment	—	3,537	—	—	—
Investment securities gains (losses)	(1,410)	—	(1,866)	240	482
Gain on early extinguishment of debt (included in other)	—	—	—	—	1,000

Other operating expense:
Share-based compensation (included in salaries and employee benefits)	3,266	3,094	4,181	6,101	6,367
Pension obligation settlement (included in salaries and employee benefits)	—	3,848	—	—	—
One-time reversal of an accrual for a former executive's retirement benefits that will not be paid (included in salaries and employee benefits)	—	—	(2,400)	—	—
Severance, early retirement, and retention benefits (included in salaries and employee benefits)	—	—	—	979	3,042
Foreclosed asset expense	151	152	486	1,710	1,036
Charitable contributions (included in other)	593	660	2,559	565	1,142
FDIC insurance premium (included in other)	1,724	2,052	2,706	2,848	2,727
Provision (credit) for residential mortgage loan repurchase losses (included in other)	209	(387)	(1,352)	467	(130)
Reserve (credit) for unfunded loan commitments (included in other)	94	141	(271)	(373)	(3,501)
Branch consolidation and relocation costs (included in other)	—	737	—	1,336	—
Premium paid on repurchase of preferred stock of subsidiaries (included in other)	—	—	—	—	1,895

Income tax expense (benefit)	33,852	25,228	27,088	20,389	(112,247)

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well and residential mortgage, home equity and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

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

Executive Overview

In 2017 we continued to achieve key objectives for the Company.

•	We recorded our seventh consecutive profitable year in 2017 with net income of $41.2 million, or $1.34 per diluted common share.

•	We saw continued improvement in our asset quality as our nonperforming assets declined by $5.6 million to $3.6 million at December 31, 2017 from $9.2 million at December 31, 2016.

•
As a result of the continued improvement in our credit risk profile, we were able to further reduce our allowance for loan and lease losses (the "Allowance"), which again resulted in a positive impact to earnings. Our total provision for loan and lease losses (the "Provision") was a credit of $2.7 million, compared to a credit of $5.5 million in 2016.

•
With the healthy market conditions in Hawaii, together with our efforts to expand and strengthen customer relationships, we realized strong loan growth of $245.7 million, or 7.0%, as well strong core deposit growth of $277.7 million, or 7.5% in 2017.

•
Our capital position remained strong, supported by seven consecutive years of profitability and the improvements in our asset quality. With consistent profitability, we were able to increase our regular cash dividends paid from $0.60 per share in 2016 to $0.70 per share in 2017.

•
In 2017, our strong capital position and consistent profitability also allowed us to execute on our stock repurchase program and repurchase 864,483 shares, or approximately 2.8% of outstanding shares as of December 31, 2016.

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

Hawaii's general economic conditions continued to improve in 2017. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the sixth consecutive year, Hawaii's strong visitor industry broke records in five key categories, including visitor arrivals and visitor spending. According to the Hawaii Tourism Authority ("HTA"), 9.4 million total visitors arrived in the state in 2017. This was an increase of 5.0% from the previous high of 8.9 million visitor arrivals in 2016. The HTA also reported that total spending by visitors increased to $16.78 billion in 2017, an increase of 6.2%, from the previous high of $15.79 billion in 2016. According to the Hawaii Department of Business Economic Development & Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase by 2.7% and 4.5% in 2018, respectively.

After two years of consecutive growth above 2%, the Department of Business, Economic Development and Tourism ("DBEDT") reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2017, but at a slower pace. DBEDT reported real personal income and real gross state product grew at a rate of approximately 1.2% and 1.6%, respectively, for 2017 and projects a growth rate of 1.5% and 1.7%, respectively, for 2018.

Hawaii's labor market is extremely robust. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate in December 2017, which improved to 2.0% compared to 2.9% in December 2016, was the historically lowest unemployment rate on record dating back to 1976. In addition, Hawaii's unemployment rate in December 2017 of 2.0%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 4.1%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.9% in 2018.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and the housing market set several new records in 2017. According to the Honolulu Board of Realtors, three records were set in June when the median price of single-family homes hit a high of $795,000 while also selling at 12 days on market for single-family homes and 13 days for condominiums. In July, the medium price of condominiums reached $425,000 for the first time, which was repeated in September. The median resale price for the year ended December 31, 2017 for single-family homes on Oahu was $755,000, representing an increase of 2.7% from the median resale price of $735,000 for the year ended December 31, 2016. The median resale price for condominiums on Oahu was $405,000 for the year ended December 31, 2017, representing an increase of 3.8% from the median resale price of $390,000 for the year ended December 31, 2016. Oahu unit sales volume increased by 6.3% for single-family homes and increased by 6.9% for condominiums in 2017 from 2016. We believe the Hawaii real estate market will continue to remain strong in 2018, however, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate our results of operations would be negatively impacted. See the "Overview of Results of Operations—Concentrations of Credit Risk" section for a further discussion on how a deteriorating real estate market, combined with the elevated concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. During 2017, the FRB increased the Fed Funds rate three times, each time by 25 basis points, and has indicated that further increases are likely during 2018, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits and (iv) the fair value of our assets and liabilities.

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

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available-for-sale, or held-to-maturity. Securities are designated as held-to-maturity only if we have the positive intent and ability to hold these securities to maturity. Held-to-maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings during the periods in which they arise. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI").

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

Allowance for Loan and Lease Losses

The Allowance is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At December 31, 2017, we had an Allowance of $50.0 million, compared to $56.6 million at December 31, 2016.

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

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016. In 2017 the Company continued to implement the enhanced Allowance methodology from the fourth quarter of 2016, which resulted in a credit to the Provision of $2.7 million in the year ended December 31, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of December 31, 2017 and December 31, 2016.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The enhanced methodology segments the portfolio by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. This results in ten segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan portfolio, and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. In order to ensure that the qualitative adjustments are in compliance with current regulatory standards and U.S. GAAP, the Company is primarily basing adjustments on the nine standard factors outlined in the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors include: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal and external factors.

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

Mortgage Servicing Rights

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

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and balloon loans) include average discount rates and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

Deferred Tax Assets and Tax Contingencies

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets, net of deferred tax liabilities ("DTA") will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our DTA may not be realized, which would result in a charge to earnings.

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

Overview of Results of Operations

2017 vs. 2016 Comparison

In 2017, we recognized net income of $41.2 million, or $1.34 per diluted common share, compared to net income of $47.0 million, or $1.50 per diluted common share, in 2016.

Our 2017 results were significantly impacted by federal tax legislation. On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"), which among other items, reduces the corporate federal income tax rate from 35% to 21% and changes or limits certain tax deductions effective January 1, 2018. The Company's net deferred tax assets ("DTA") represent expected corporate tax benefits anticipated to be realized in the future. The reduction in the corporate federal income tax rate reduces these benefits. Based on the Company's evaluation of the estimated impact of Tax Reform on its DTA, the Company recorded a one-time, non-cash estimated charge of $7.4 million of additional income tax expense in December 2017.

We recorded a credit to the provision for loan and lease losses of $2.7 million in 2017, compared to a credit of $5.5 million in 2016.

Net interest income increased by $9.8 million from 2016 to 2017, primarily due to a significant increase in average loans and leases and taxable investment securities, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the significant increase in interest rates paid on time deposits $100,000 and over.

Other operating income decreased by $5.8 million from 2016 to 2017. The decrease in other operating income was primarily due to a $3.5 million gain on the sale of the Company's fee interest in a former branch location recognized in 2016, combined with net losses on sales of investment securities of $1.4 million recognized in 2017. The investment securities losses were primarily attributable to the investment portfolio repositioning completed in 2017. In addition, in 2017 we recorded lower mortgage banking income of $1.1 million and lower income recovered on loans previously charged-off of $0.6 million compared to 2016. The lower mortgage banking income was primarily due to lower net gains on sales of residential mortgage loans of $3.6 million, partially offset by lower amortization of mortgage servicing rights of $2.8 million compared to 2016. These decreases were partially offset by higher income from bank-owned life insurance of $0.7 million, primarily attributable to death benefit income, and higher service charges on deposit accounts of $0.6 million compared to 2016.

Other operating expense decreased by $1.7 million, primarily due to the decrease in salaries and employee benefits of $1.2 million, branch consolidation and relocation costs of $0.7 million, net occupancy expense of $0.5 million, and decreases in FDIC insurance assessment, amortization of investments in low-income housing tax partnerships, and computer software expenses of $0.3 million each compared to 2016. The lower salaries and employee benefits is primarily due to lower pension expense in 2017 of $4.1 million, partially offset by $0.8 million in special, one-time bonuses given to all employees, with the exception of executives on its managing committee in the fourth quarter of 2017. In the fourth quarter of 2016, the Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses. In the fourth quarter of 2016, the Company also recognized a $0.7 million charge related to the early termination of a lease (included in branch consolidated and relocation costs). These decreases were partially offset by increases in legal and professional services of $0.9 million, provision for residential mortgage loan repurchase losses of $0.6 million, entertainment and promotions of $0.6 million, and equipment expenses of $0.4 million.

Income tax expense increased by $8.6 million from 2016, primarily due the aforementioned estimated one-time, non-cash charge to income tax expense of $7.4 million due to the revaluation of the Company's net deferred tax assets resulting from the reduction in the corporate Federal income tax rate in connection with Tax Reform.

Our net income on average assets and average shareholders' equity for 2017 was 0.75% and 8.03%, respectively, compared to 0.90% and 9.16%, respectively, in 2016.

2016 vs. 2015 Comparison

In 2016, we recognized net income of $47.0 million, or $1.50 per diluted common share, compared to net income of $45.9 million, or $1.40 per diluted common share, in 2015.

We recorded a credit to the provision for loan and lease losses of $5.5 million in 2016, compared to a credit of $15.7 million in 2015.

Net interest income increased by $8.4 million from 2015 to 2016, primarily due to a significant increase in average loans and leases, partially offset by lower yields earned on loans and leases and taxable investment securities, combined with higher rates paid on time deposits $100,000 and over.

Other operating income increased by $7.5 million from 2015 to 2016. The increase in other operating income was primarily due to the aforementioned $3.5 million gain on the sale of the Company's fee interest in a former branch location in 2016, combined with investment securities losses of $1.9 million recorded in 2015. In addition, we recorded higher mortgage banking income of $0.8 million and higher income from bank-owned life insurance of $0.7 million in 2016 compared to 2015.

Other operating expense increased by $6.5 million, primarily due to the increase in salaries and employee benefits of $7.1 million in 2016 compared to 2015. The higher salaries and employee benefits is primarily due to the aforementioned higher pension expense in 2016 of $4.2 million, combined with the one-time reversal of an accrual in the second quarter of 2015 of $2.4 million for a former executive officer's retirement benefits which will not be paid.

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

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 35%. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2017			2016			2015
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$33,012	1.08%	$356	$13,143	0.51%	$67	$13,966	0.25%	$35
Taxable investment securities (1)	1,351,436	2.51	33,982	1,307,946	2.36	30,890	1,339,070	2.46	33,005
Tax-exempt investment securities (1)	169,318	3.52	5,960	173,062	3.53	6,116	175,919	3.52	6,188
Total investment securities	1,520,754	2.63	39,942	1,481,008	2.50	37,006	1,514,989	2.59	39,193
Loans and leases, incl. loans-held-for-sale (2)	3,622,033	3.98	144,224	3,385,741	3.90	132,028	3,038,100	3.91	118,887
Federal Home Loan Bank stock	7,033	1.79	126	10,534	1.70	179	23,631	0.36	86
Total interest-earning assets	5,182,832	3.56	184,648	4,890,426	3.46	169,280	4,590,686	3.45	158,201
Noninterest-earning assets	328,174			359,687			375,003
Total assets	$5,511,006			$5,250,113			$4,965,689

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$901,171	0.07%	$641	$844,507	0.06%	$489	$802,121	0.05%	$399
Savings and money market deposits	1,449,379	0.08	1,099	1,406,754	0.07	1,043	1,276,830	0.07	916
Time deposits under $100,000	188,951	0.40	758	204,940	0.38	770	227,288	0.37	838
Time deposits $100,000 and over	984,069	0.88	8,699	879,989	0.38	3,304	844,376	0.17	1,474
Total interest-bearing deposits	3,523,570	0.32	11,197	3,336,190	0.17	5,606	3,150,615	0.12	3,627
Federal Home Loan Bank advances and other short-term borrowings	15,531	1.18	183	110,928	0.52	578	92,045	0.28	254
Long-term debt	92,785	3.75	3,479	92,785	3.24	3,005	92,785	2.83	2,626
Total interest-bearing liabilities	3,631,886	0.41	14,859	3,539,903	0.26	9,189	3,335,445	0.20	6,507
Noninterest-bearing deposits	1,325,583			1,156,906			1,072,998
Other liabilities	40,097			40,029			42,203
Total liabilities	4,997,566			4,736,838			4,450,646
Shareholders' equity	513,416			513,255			515,043
Non-controlling interest	24			20			—
Total equity	513,440			513,275			515,043
Total liabilities and equity	$5,511,006			$5,250,113			$4,965,689

Net interest income			$169,789			$160,091			$151,694

Net interest margin		3.28%			3.27%			3.30%

(1)	At amortized cost.

(2)	Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets
Interest-bearing deposits in other financial institutions	$101	$188	$289	$(2)	$34	$32
Taxable investment securities	1,039	2,053	3,092	(781)	(1,334)	(2,115)
Tax-exempt investment securities	(138)	(18)	(156)	(87)	15	(72)
Total investment securities	901	2,035	2,936	(868)	(1,319)	(2,187)
Loans and leases, incl. loans-held-for-sale	9,278	2,918	12,196	13,477	(336)	13,141
Federal Home Loan Bank stock	(59)	6	(53)	(46)	139	93
Total interest-earning assets	10,221	5,147	15,368	12,561	(1,482)	11,079

Interest-bearing liabilities
Interest-bearing demand deposits	42	110	152	18	72	90
Savings and money market deposits	10	46	56	127	—	127
Time deposits under $100,000	(32)	20	(12)	(90)	22	(68)
Time deposits $100,000 and over	402	4,993	5,395	58	1,772	1,830
Total interest-bearing deposits	422	5,169	5,591	113	1,866	1,979
Federal Home Loan Bank advances and other short-term borrowings	(499)	104	(395)	54	270	324
Long-term debt	—	474	474	—	379	379
Total interest-bearing liabilities	(77)	5,747	5,670	167	2,515	2,682

Net interest income	$10,298	$(600)	$9,698	$12,394	$(3,997)	$8,397

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $169.8 million in 2017, which increased by $9.7 million, or 6.1%, from $160.1 million in 2016, which increased by $8.4 million, or 5.5%, from net interest income of $151.7 million recognized in 2015. The increase in net interest income for 2017 was primarily the result of a significant increase in average loans and leases and taxable investment securities as we continued to redeploy our excess liquidity into higher yielding assets, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the 50 basis points ("bp") increase in interest rates paid on time deposits $100,000 and over, primarily attributable to the increase in rates paid on government time deposits.

Average yields earned on our interest-earning assets increased by 10 bp in the year ended December 31, 2017, from the year ended December 31, 2016. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2017 increased by 15 bp from the year ended December 31, 2016. The increase in average rates paid on our interest-bearing liabilities in 2017 was primarily attributable to the 50 bp increase in average rates paid on our time deposits $100,000 and over.

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher-yielding, longer duration investment securities. The investment securities sold had an average yield of 1.91% and a duration of 3.3 years. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with an average yield of 2.57% and a duration of 4.6 years. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2015, we completed an investment portfolio repositioning strategy also designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $119.4 million in lower-yielding available-for-sale mortgage-backed securities with an average yield of 1.35% and a weighted average life of 4.4 years. Gross proceeds of the sale were immediately reinvested into investment securities totaling $120.6 million with an average yield of 2.71% and a weighted average life of 7.6 years. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.9 million. The specific identification method was used as the basis for determining the cost of all securities sold.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 78.1%, 78.0%, and 75.1% of taxable-equivalent interest income in 2017, 2016 and 2015, respectively, as well as interest earned on investment securities, which represented 21.6%, 21.9%, and 24.8% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $184.6 million in 2017 increased by $15.4 million, or 9.1%, from the $169.3 million earned in 2016, which increased by $11.1 million, or 7.0%, from the $158.2 million earned in 2015.

As depicted in Table 2, the increase in interest income in 2017 from 2016 was primarily due to a significant increase in average loans and leases and taxable investment securities balances, combined with higher yields earned on the loans and leases and taxable investment securities portfolios. The $236.3 million increase in average loans and leases contributed to an increase of $9.3 million in current year interest income. The $43.5 million increase in average taxable investment securities contributed to an increase of $1.0 million in current year interest income. The 8 bp and 15 bp increases in average yields earned on the loans and leases and taxable investment securities portfolios contributed to increases of $2.9 million and $2.1 million in current year interest income, respectively.

The increase in interest income in 2016 from 2015 was primarily due to a significant increase in average loans and leases balances, partially offset by a decrease in average loan and taxable investment securities yields. The $347.6 million increase in average loans and leases contributed to an increase of $13.5 million in 2016 interest income. This increase was partially offset by the 10 bp decrease in average taxable investment securities yields and the $31.1 million decrease in average taxable investment securities balances, which contributed to $1.3 million and $0.8 million in lower interest income, for 2016 respectively. The 1 bp decrease in average loan yields in 2016 contributed to a decrease of $0.3 million in 2016 interest income.

Interest Expense

In 2017, interest expense was $14.9 million which represented an increase of $5.7 million, or 61.7%, compared to interest expense of $9.2 million in 2016, which was an increase of $2.7 million, or 41.2%, compared to $6.5 million in 2015.

In 2017, the increase in the average rates paid on time deposits $100,000 and over of 50 bp, long-term debt of 51 bp, and Federal Home Loan Bank advances and other short-term borrowings of 66 bp contributed to the increase in interest expense in 2017 from 2016 of $5.0 million, $0.5 million, and $0.1 million, respectively.

In 2016, increases in the average rates paid on time deposits $100,000 and over of 21 bp, long-term debt of 41 bp, and Federal Home Loan Bank advances and other short-term borrowings of 24 bp contributed to the increase in interest expense in 2016 from 2015 of $1.8 million, $0.4 million, and $0.3 million, respectively.

Net Interest Margin

Our net interest margin was 3.28%, 3.27% and 3.30% in 2017, 2016 and 2015, respectively. The increase in our net interest margin in 2017 from 2016 reflected the 8 bp and 15 bp increases in average yields earned on the loans and leases and taxable investment securities portfolios, respectively, partially offset by a 50 bp increase in average rates paid on time deposits $100,000 and over.

The decline in our net interest margin in 2016 from 2015 reflected the 10 bp decrease in average taxable investment securities yields and the 1 bp decrease in average loan yields, combined with increases in the average rates paid on time deposits $100,000 and over of 21 bp, long-term debt of 41 bp, and Federal Home Loan Bank advances and other short-term borrowings of 24 bp.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0%-0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the

FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Federal Funds range to 0.25%-0.50% based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range to 0.50%-0.75% in December 2016. In 2017, the Federal Reserve increased the Federal Funds range three times to 0.75%-1.00% in March 2017, 1.00%-1.25% in June 2017, and 1.25%-1.50% in December 2017. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that grew following the recession through their quantitative easing programs.

We expect the target Fed Funds rate to gradually increase throughout 2018, as the labor market continues to strengthen and inflation expectations increase. Furthermore, fiscal policy actions have been interpreted as inflationary with the passage of the Tax Reform at the end of 2017.

As part of Tax Reform, the U.S. corporate federal income tax rate decreased from 35% to 21% for year beginning January 1, 2018. The lower tax rate is estimated to reduce the taxable-equivalent yield on tax-exempt investment securities to result in a 2 bp reduction in net interest margin beginning in 2018.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

	Year Ended December 31,			Dollar Change		Percent Change
				2017	2016	2017	2016
(Dollars in thousands)	2017	2016	2015	to 2016	to 2015	to 2016	to 2015
Mortgage banking income:
Loan servicing fees	$5,337	$5,421	$5,656	$(84)	$(235)	(1.5)%	(4.2)%
Amortization of mortgage servicing rights	(2,288)	(5,066)	(4,185)	2,778	(881)	(54.8)	21.1
Net gain on sale of residential mortgage loans	4,069	7,631	6,107	(3,562)	1,524	(46.7)	25.0
Unrealized gain (loss) on interest rate locks	(156)	83	(324)	(239)	407	(288.0)	(125.6)
Service charges on deposit accounts	8,468	7,891	7,829	577	62	7.3	0.8
Other service charges and fees	11,518	11,449	11,461	69	(12)	0.6	(0.1)
Income from fiduciary activities	3,674	3,435	3,343	239	92	7.0	2.8
Income from bank-owned life insurance	3,388	2,685	2,034	703	651	26.2	32.0
Net gain on sales of foreclosed assets	205	607	568	(402)	39	(66.2)	6.9
Gain on sale of premises and equipment	—	3,537	—	(3,537)	3,537	(100.0)	N.M.
Equity in earnings of unconsolidated subsidiaries	602	723	578	(121)	145	(16.7)	25.1
Fees on foreign exchange	529	519	450	10	69	1.9	15.3
Loan placement fees	536	494	720	42	(226)	8.5	(31.4)
Net losses on sales of investment securities	(1,410)	—	(1,866)	(1,410)	1,866	N.M.	(100.0)
Other:
Income recovered on nonaccrual loans previously charged-off	767	1,325	794	(558)	531	(42.1)	66.9
Other recoveries	149	313	550	(164)	(237)	(52.4)	(43.1)
Commissions on sale of checks	341	340	325	1	15	0.3	4.6
Other	767	929	759	(162)	170	(17.4)	22.4
Total other operating income	$36,496	$42,316	$34,799	$(5,820)	$7,517	(13.8)	21.6

Total other operating income as a percentage of average assets	0.66%	0.81%	0.70%

Total other operating income of $36.5 million in 2017 decreased by $5.8 million, or 13.8%, from the $42.3 million earned in 2016, which increased by $7.5 million, or 21.6%, from the $34.8 million earned in 2015.

The decrease in other operating income in 2017 from 2016 was primarily due to a $3.5 million gain on the sale of the Company's fee interest in a former branch location recognized in 2016, combined with net losses on sales of investment securities of $1.4 million recognized in 2017. The investment securities losses were primarily attributable to the investment portfolio repositioning completed in 2017. In addition, in 2017 we recorded lower mortgage banking income of $1.1 million and lower income recovered on loans previously charged-off of $0.6 million compared to 2016. The lower mortgage banking income was primarily due to a lower net gain on sale of residential mortgage loans of $3.6 million, partially offset by lower amortization of mortgage servicing rights of $2.8 million compared to 2016. These decreases were partially offset by higher income from bank-owned life insurance of $0.7 million, primarily attributable to death benefit income, and higher service charges on deposit accounts of $0.6 million compared to 2016.

The increase in other operating income in 2016 from 2015 was primarily due to the aforementioned $3.5 million gain on the sale of the Company's fee interest in a former branch location in 2016, combined with investment securities losses of $1.9 million recorded in 2015. In addition, in 2016 we recorded higher mortgage banking income of $0.8 million, higher income from bank-owned life insurance of $0.7 million, and higher income recovered on nonaccrual loans previously charged-off of $0.5 million compared to 2015.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.
Table 4. Components of Other Operating Expense

	Year Ended December 31,			Dollar Change		Percent Change
				2017	2016	2017	2016
(Dollars in thousands)	2017	2016	2015	to 2016	to 2015	to 2016	to 2015
Salaries and employee benefits	$72,286	$73,500	$66,429	$(1,214)	$7,071	(1.7)%	10.6%
Net occupancy	13,571	14,065	14,432	(494)	(367)	(3.5)	(2.5)
Legal and professional services	7,724	6,856	7,340	868	(484)	12.7	(6.6)
Computer software expense	9,192	9,475	8,831	(283)	644	(3.0)	7.3
Amortization of core deposit premium	2,674	2,675	2,674	(1)	1	—	—
Communication expense	3,659	3,694	3,483	(35)	211	(0.9)	6.1
Equipment	3,785	3,399	3,475	386	(76)	11.4	(2.2)
Advertising expense	2,408	2,401	2,550	7	(149)	0.3	(5.8)
Foreclosed asset expense	151	152	486	(1)	(334)	(0.7)	(68.7)
Other:
Charitable contributions	593	660	2,559	(67)	(1,899)	(10.2)	(74.2)
FDIC insurance assessment	1,724	2,052	2,706	(328)	(654)	(16.0)	(24.2)
Miscellaneous loan expenses	1,144	1,189	1,348	(45)	(159)	(3.8)	(11.8)
ATM and debit card expenses	1,961	1,771	1,538	190	233	10.7	15.1
Amortization of investments in low-income housing tax credit partnerships	744	1,045	1,078	(301)	(33)	(28.8)	(3.1)
Armored car expenses	873	879	896	(6)	(17)	(0.7)	(1.9)
Entertainment and promotions	1,660	1,101	1,059	559	42	50.8	4.0
Stationery and supplies	814	902	1,026	(88)	(124)	(9.8)	(12.1)
Directors' fees and expenses	873	827	662	46	165	5.6	24.9
Provision (credit) for residential mortgage loan repurchase losses	209	(387)	(1,352)	596	965	(154.0)	(71.4)
Reserve (credit) for unfunded loan commitments	94	141	(271)	(47)	412	(33.3)	(152.0)
Branch consolidation and relocation costs	—	737	—	(737)	737	(100.0)	N.M.
Other	5,678	6,429	6,093	(751)	336	(11.7)	5.5
Total other operating expense	$131,817	$133,563	$127,042	$(1,746)	$6,521	(1.3)	5.1

Total other operating expense as a percentage of average assets	2.39%	2.54%	2.56%

Total other operating expense of $131.8 million in 2017 decreased by $1.7 million, or 1.3%, from total operating expense of $133.6 million in 2016, which increased by $6.5 million, or 5.1%, compared to 2015.

The decrease in total other operating expense in 2017, compared to 2016, was primarily due to lower salaries and employee benefits of $1.2 million, lower branch consolidation and relocation costs of $0.7 million, lower net occupancy expense of $0.5 million, and lower FDIC insurance assessment, amortization of investments in low-income housing tax credit partnerships, and computer software expenses of $0.3 million each. The lower salaries and employee benefits are primarily due to lower pension expense in 2017 of $4.1 million, partially offset by merit increases and $0.8 million in special, one-time bonuses given to all employees, with the exception of executives on its managing committee, in the fourth quarter of 2017. In the fourth quarter of 2016, the Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses. In the fourth quarter of 2016, the Company also recognized a $0.7 million charge related to the early termination of a lease (included in branch consolidation and relocation costs). These decreases were partially offset by increases in legal and professional services of $0.9 million, provision for residential mortgage repurchase loan losses of $0.6 million, entertainment and promotions of $0.6 million, and equipment expenses of $0.4 million.

The increase in total other operating expense in 2016, compared to 2015, was primarily due to higher salaries and employee benefits of $7.1 million. The higher salaries and employee benefits are primarily due to higher pension expense in 2016 of $4.2 million, combined with the one-time reversal of an accrual in the second quarter of 2015 of $2.4 million for a former executive officer's retirement benefits which will not be paid. The higher pension expense was due to the aforementioned $3.8 million in net actuarial losses related to the defined benefit pension plan de-risking strategy executed in 2016.The increase in other operating expense was also attributable to the aforementioned $0.7 million charge related to the early termination of a lease and a credit to the provision for residential mortgage loan repurchase losses of $0.4 million in 2016, compared to a credit of $1.4 million in 2015. These increases were partially offset by lower charitable contributions of $1.9 million in 2016.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total operating expenses by total revenue. Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 64.55% in 2017, compared to 66.69% in 2016 and 68.92% in 2015. The decrease in our efficiency ratio was primarily driven by the aforementioned increase in net interest income, combined with a decrease in other operating expenses, offset by a decline in other operating income.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated:

Table 5. Reconciliation of Efficiency Ratio

	Year Ended December 31, 2017
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total operating expenses	$131,817	$133,563	$127,042	$130,156	$134,792

Net interest income	167,703	157,950	149,528	$143,418	$133,109
Total other operating income	36,496	42,316	34,799	41,166	50,201
Total revenue	$204,199	$200,266	$184,327	$184,584	$183,310

Efficiency ratio	64.55%	66.69%	68.92%	70.51%	73.53%

Income Taxes

Based on the Company's evaluation of the impact of Tax Reform on its DTA, the Company recorded a one-time, non-cash estimated charge of $7.4 million of additional income tax expense in December 2017 to reflect the reduction of the future tax benefits and liabilities in the balance sheet based on this reduced rate.

In 2017, the Company recorded income tax expense of $33.9 million, compared to $25.2 million in 2016, and $27.1 million in 2015. Our effective tax rate was 45.1% in 2017 compared to 34.9% in 2016 and 37.1% in 2015. The increases in income tax expense and the effective tax rate in 2017 from 2016 were primarily due to the aforementioned $7.4 million estimated charge related to Tax Reform. The decrease in the effective tax rate from 2016 to 2015 was primarily due to lower state income taxes. 2015 state income taxes included an additional expense for the reversal of a deferred tax liability that was taxed at the Hawaii long-term capital gain tax rate.

As of December 31, 2017, the valuation allowance on our net DTA totaled $3.3 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $26.5 million as of December 31, 2017, compared to a net DTA of $58.9 million as of December 31, 2016, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets of $5.62 billion at December 31, 2017 increased by $239.5 million, or 4.4%, from the $5.38 billion at December 31, 2016, and total liabilities of $5.12 billion at December 31, 2017 increased by $244.1 million, or 5.0%, from December 31, 2016. The increase in total assets and total liabilities in 2017 was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Loan Portfolio

Our lending activities are focused on commercial loans, commercial mortgages, construction loans, and leases to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgages, home equity and consumer loans to local home-buyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

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

Loans and leases totaled $3.77 billion at December 31, 2017, which increased by $245.7 million, or 7.0%, from the $3.52 billion at December 31, 2016, which increased by $313.4 million, or 9.8%, from the $3.21 billion held at December 31, 2015. The increase in our loan portfolio in 2017 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the following loan portfolios: residential mortgage of $124.0 million, or 10.2%, commercial mortgage of $92.4 million, or 10.4%, home equity of $51.0 million, or 14.1%, and consumer of $22.4 million, or 5.0%. These increases were offset by net decreases in the following loan portfolios: construction of $37.3 million, or 36.7%, commercial, financial, and agricultural of $6.4 million, or 1.3%, and the lease portfolio of $0.3 million, or 46.5%. In 2017, we transferred the collateral in one portfolio loan with a carrying value of $0.1 million to other real estate and recorded charge-offs of loans and leases of $8.1 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Commercial, financial and agricultural	$504,019	$510,440	$521,086	$463,763	$398,716
Real estate:
Construction	64,240	101,538	84,885	114,554	75,616
Residential mortgage	1,341,221	1,217,234	1,134,325	1,054,005	960,961
Home equity	412,230	361,209	301,980	228,319	175,612
Commercial mortgage	977,797	885,439	760,749	703,273	702,767
Consumer	470,746	448,353	407,479	365,144	310,688
Leases	362	677	1,028	3,140	6,241
Total loans and leases	3,770,615	3,524,890	3,211,532	2,932,198	2,630,601
Allowance for loan and lease losses	(50,001)	(56,631)	(63,314)	(74,040)	(83,820)
Net loans and leases	$3,720,614	$3,468,259	$3,148,218	$2,858,158	$2,546,781

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of December 31, 2017.

Table 7. Geographic Distribution

	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$400,529	$103,490	$504,019
Real estate:
Construction	61,643	2,597	64,240
Residential mortgage	1,341,221	—	1,341,221
Home equity	412,230	—	412,230
Commercial mortgage	807,009	170,788	977,797
Consumer	322,713	148,033	470,746
Leases	362	—	362
Total loans and leases	3,345,707	424,908	3,770,615
Allowance for loan and lease losses	(44,779)	(5,222)	(50,001)
Net loans and leases	$3,300,928	$419,686	$3,720,614

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

Our commercial, financial, and agricultural loan portfolio decreased by $6.4 million in 2017 and $10.6 million in 2016, after increasing by $57.3 million, and $65.0 million in 2015 and 2014, respectively. The decrease in 2017 was primarily attributable to run-off of U.S. Mainland shared national credit balances of $46.3 million, partially offset by growth in the Hawaii portfolio.

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

In 2017, our construction loan portfolio decreased by $37.3 million. Our construction loan portfolio increased by $16.7 million in 2016, decreased by $29.7 million in 2015, and increased by $38.9 million in 2014. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $27.1 million at December 31, 2017, compared to $50.5 million in the prior year, while remaining interest reserves was $1.3 million, or 5.0% of the outstanding principal balance of loans with interest reserves at December 31, 2017, compared to $1.0 million, or 1.9% of the outstanding principal balance of loans with interest reserves at December 31, 2016.

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

Our process for determining that construction projects are moving as planned are detailed in our lending policies and guidelines. Prior to approving a loan, the Company and borrower generally agree on a construction budget, a proforma monthly disbursement schedule, and sales/leaseback assumptions. As each project progresses, the projections are measured against actual disbursements and sales/lease results to determine if the project is on schedule and performing as planned.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Closed-end loans	$1,341,221	49.1%	$1,217,234	49.4%	$1,134,325	51.7%	$1,054,005	53.1%	$960,961	52.2%
Home equity line-of-credit ("HELOC")	412,230	15.1	361,209	14.7	301,980	13.7	228,319	11.5	175,612	9.6
Subtotal	1,753,451	64.2	1,578,443	64.1	1,436,305	65.4	1,282,324	64.6	1,136,573	61.8

Commercial mortgage	977,797	35.8	885,439	35.9	760,749	34.6	703,273	35.4	702,767	38.2
Total mortgage loans	$2,731,248	100.0%	$2,463,882	100.0%	$2,197,054	100.0%	$1,985,597	100.0%	$1,839,340	100.0%

Residential

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed-rate and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.5 million, marketable collateral and a Hawaii residential real estate market that has been relatively stable, credit losses on residential mortgage loans have been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2017 totaled $1.34 billion, increasing by $124.0 million, or 10.2%, from the $1.22 billion held at year-end 2016, which increased by $82.9 million, or 7.3%, from the $1.13 billion held at year-end 2015. The increase in closed-end residential mortgage loan balances was primarily due to the reinvestment of cash flow into higher yielding assets and increased demand from both new and existing customers as the real estate economy in Hawaii has continued to improve.

Residential mortgage loans held for sale at December 31, 2017 totaled $16.3 million, a decrease of $15.5 million, or 48.8%, from the December 31, 2016 balance of $31.9 million, which increased by $17.8 million, or 126.0%, from the December 31, 2015 balance of $14.1 million. In 2017, 2016 and 2015, we did not securitize any residential mortgage loans.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating interest rates, are underwritten according to a policy and guidelines reviewed and approved by the Board of Directors annually. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. As of December 31, 2017, approximately 70% of the HELOCs in the portfolio are fully amortizing and the remaining 30% have a balloon payment due at maturity. All HELOCs today are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if it was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio (DTI), and maximum combined loan-to-value ratio (CLTV). During 2017, the weighted average FICO score for newly originated lines exceeded 760 and the weighted average CLTV was less than 60%. Any underwriting exceptions are recorded and tracked. As of December 31, 2017, more than 30% of all lines in the portfolio were secured by 1st lien mortgages at origination. All HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

HELOC balances as of December 31, 2017 totaled $412.2 million, increasing by $51.0 million, or 14.1%, from the $361.2 million held at year-end 2016, which increased by $59.2 million, or 19.6%, from the $302.0 million held at year-end 2015.

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

Commercial mortgage balances as of December 31, 2017 totaled $977.8 million, increasing by $92.4 million, or 10.4%, from the $885.4 million held at year-end 2016, which increased by $124.7 million, or 16.4%, from the $760.7 million held at year-end 2015. The increase in commercial mortgage balances was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$275,793	58.6%	$212,926	47.5%	$190,202	46.7%	$150,559	41.2%	$149,780	48.2%
Other revolving credit plans	77,305	16.4	81,124	18.1	73,756	18.1	67,099	18.4	61,835	19.9
Student loans	14,920	3.2	25,053	5.6	38,636	9.5	57,776	15.8	15,971	5.1
Other	102,728	21.8	129,250	28.8	104,885	25.7	89,710	24.6	83,102	26.8
Total consumer	$470,746	100.0%	$448,353	100.0%	$407,479	100.0%	$365,144	100.0%	$310,688	100.0%

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

Consumer loans totaled $470.7 million at December 31, 2017, increasing by $22.4 million, or 5.0%, from year-end 2016 of $448.4 million, which increased by $40.9 million, or 10.0%, compared to the $407.5 million held at year-end 2015. At December 31, 2017, automobile loans, primarily indirect dealer loans, comprised 58.6% of consumer loans outstanding.

Total automobile loans of $275.8 million at December 31, 2017 increased by $62.9 million, or 29.5%, from year-end 2016 of $212.9 million, which increased by $22.7 million, or 11.9%, from $190.2 million at year-end 2015.

In 2017, we purchased three auto loan portfolios totaling $83.8 million, which included $2.3 million in premiums over the $81.4 million outstanding balance. In 2016, we purchased two auto loan portfolios totaling $41.2 million, which included $0.9 million in premiums over the $40.3 million outstanding balance. In 2015, we purchased two auto loan portfolios totaling $52.8 million, which included $1.7 million in premiums over the $51.1 million outstanding balance. In 2014, we purchased a participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance.

Total student loans of $14.9 million at December 31, 2017 decreased by $10.1 million, or 40.4%, from year-end 2016 of $25.1 million, which decreased by $13.6 million, or 35.2%, from $38.6 million at year-end 2015, primarily due to run-off.

In 2014, we purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchase.

Other consumer loans of $102.7 million at December 31, 2017 decreased by $26.5 million, or 20.5%, from year-end 2016 of $129.3 million, which increased by $24.4 million, or 23.2%, from $104.9 million at year-end 2015.

In 2016 and 2015, we also purchased fixed-rate unsecured consumer loan portfolios (included in other) totaling $35.7 million and $15.9 million, respectively, which represented the outstanding balances at the time of purchase.

We also issue solar photovoltaic loans (included in other) which totaled $3.6 million at December 31, 2017, compared to $10.4 million at December 31, 2016 and $13.9 million at December 31, 2015.

Concentrations of Credit Risk

As of December 31, 2017, approximately $2.80 billion, or 74.1% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 88.7% of our loan portfolio was concentrated in the Hawaii market while 11.3% was concentrated in the U.S. Mainland as of December 31, 2017.

Our foreign credit exposure as of December 31, 2017 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2017, commercial, financial and agricultural loans were 40.7% fixed-rate and 59.3% variable-rate. Real estate construction loans were 59.9% fixed-rate and 40.1% variable-rate. Residential mortgage loans were 79.4% fixed-rate and 20.6% variable-rate. Home equity lines and loans were almost entirely variable-rate. Commercial mortgage loans were 33.6% fixed-rate and 66.4% variable-rate. Consumer loans were 81.0% fixed-rate and 19.0% variable-rate.

Commercial loans and commercial mortgage loans with variable interest rates are underwritten at the current market rate of interest. For commercial loans and commercial real estate loans with a fixed-rate period that are not fully amortizing, the loans are underwritten at the current market rate of interest. At the expiration of the fixed-rate period and/or maturity, the projected loan balance at that time is underwritten at an interest rate based on the current interest rate plus two percent per annum (2%).

Qualifying payments for our variable-rate residential mortgage loans with initial fixed-rate periods of five years or less are calculated using the greater of the note rate plus 2% per annum or the fully indexed rate. Payments for our variable-rate loans with a fixed-rate period of greater than five years are calculated using the greater of the note rate or the fully indexed rate. The qualifying payment for our HELOCs is based on the fully indexed rate plus the required principal plus interest payment due during the repayment period assuming the line was fully drawn. Our consumer lines of credit use a qualifying payment based on a percentage of the credit limit that exceeds the actual required fully indexed interest rate payment calculation.

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2017. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 21 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural
With fixed interest rates	$2,374	$70,277	$132,234	$204,885
With variable interest rates	1,633	115,317	181,903	298,853
Total commercial, financial and agricultural	4,007	185,594	314,137	503,738

Construction
With fixed interest rates	—	11,313	27,365	38,678
With variable interest rates	—	18,587	7,260	25,847
Total construction	—	29,900	34,625	64,525

Residential mortgage
With fixed interest rates	—	2,618	1,059,562	1,062,180
With variable interest rates	—	1,163	273,850	275,013
Total residential mortgage	—	3,781	1,333,412	1,337,193

Home equity
With fixed interest rates	—	14	41	55
With variable interest rates	464	31,126	380,585	412,175
Total home equity	464	31,140	380,626	412,230

Commercial mortgage
With fixed interest rates	—	61,663	267,471	329,134
With variable interest rates	79	110,573	539,453	650,105
Total commercial mortgage	79	172,236	806,924	979,239

Consumer
With fixed interest rates	4,397	193,011	184,066	381,474
With variable interest rates	7,730	54,057	27,558	89,345
Total consumer	12,127	247,068	211,624	470,819

Leases
With fixed interest rates	135	227		362
With variable interest rates				—
Total leases	135	227	—	362

Total loans and leases	$16,812	$669,946	$3,081,348	$3,768,106

All loans
With fixed interest rates	$6,906	$339,123	$1,670,739	$2,016,768
With variable interest rates	9,906	330,823	1,410,609	1,751,338
Total loans and leases	$16,812	$669,946	$3,081,348	$3,768,106

Provision and Allowance for Loan and Lease Losses

As described above under the "Critical Accounting Policies and Use of Estimates" section, the Provision is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the Allowance to cover inherent losses. Our methodology for determining the adequacy of the Allowance and Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans and leases outstanding	$3,622,033	$3,385,741	$3,038,100	$2,798,826	$2,394,955

Allowance for Loan and Lease Losses
Balance at beginning of year	$56,631	$63,314	$74,040	$83,820	$96,413

Charge-offs:
Commercial, financial and agricultural	1,704	1,599	5,658	5,268	2,884
Real estate:
Construction	—	—	—	—	358
Residential mortgage	73	—	—	—	750
Home equity	—	—	110	139	333
Commercial mortgage	—	209	838	1,041	6,768
Consumer	6,294	5,054	4,650	3,481	1,523
Leases	—	—	—	8	—
Total	8,071	6,862	11,256	9,937	12,616

Recoveries:
Commercial, financial and agricultural	1,366	2,114	4,788	2,382	1,397
Real estate:
Construction	169	133	880	2,040	3,596
Residential mortgage	879	695	1,121	907	1,091
Home equity	44	15	1,056	85	16
Commercial mortgage	157	1,024	6,719	53	4,240
Consumer	1,500	1,715	1,610	1,096	647
Leases	—	—	27	8	346
Total	4,115	5,696	16,201	6,571	11,333
Net loan charge-offs (recoveries)	3,956	1,166	(4,945)	3,366	1,283

Provision (credit) for loan and lease losses	(2,674)	(5,517)	(15,671)	(6,414)	(11,310)

Balance at end of year	$50,001	$56,631	$63,314	$74,040	$83,820

Ratios:
Allowance for loan and lease losses to loans and leases outstanding	1.33%	1.61%	1.97%	2.53%	3.19%

Net loan charge-offs (recoveries) to average loans and leases outstanding	0.11%	0.03%	(0.16)%	0.12%	0.05%

Our Allowance at December 31, 2017 totaled $50.0 million, which represented a decrease of $6.6 million, or 11.7%, from year-end 2016. When expressed as a percentage of total loans and leases, our Allowance decreased to 1.33% at December 31, 2017, from 1.61% at year-end 2016. The decrease in our Allowance during 2017 was a result of a credit to the Provision of $2.7 million recognized during the year and $4.0 million in net charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2016 to year-end 2017 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets increased from 616.43% at December 31, 2016 to 1,378.96% at December 31, 2017. Our Allowance as a percentage of our nonaccrual loans increased from 674.50% at December 31, 2016 to 1,801.84% at December 31, 2017.

This trend was consistent with the improving credit quality as represented by nonperforming assets of $3.6 million, $9.2 million, and $16.2 million at December 31, 2017, 2016 and 2015, respectively.  Net charge-offs were $4.0 million and $1.2 million, respectively, for the years ended December 31, 2017 and 2016, compared to net recoveries for the year ended December 31, 2015 of $4.9 million.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$7,594	13.4%	$8,637	14.5%	$6,905	16.2%	$8,954	15.8%	$13,196	15.2%
Real estate:
Construction	1,835	1.7	4,224	2.9	8,454	2.7	14,969	3.9	2,774	2.9
Residential mortgage	14,328	35.6	15,055	34.5	14,642	35.3	15,031	36.0	21,303	36.5
Home equity	3,317	10.9	3,502	10.3	3,096	9.4	2,896	7.8	3,969	6.7
Commercial mortgage	16,801	25.9	19,104	25.1	21,847	23.7	20,869	24.0	29,947	26.7
Consumer	6,126	12.5	6,109	12.7	6,230	12.7	7,314	12.4	6,576	11.8
Leases	—	—	—	—	—	—	7	0.1	55	0.2
Unallocated	—	—	—	—	2,140	—	4,000	—	6,000	—
Total	$50,001	100.0%	$56,631	100.0%	$63,314	100.0%	$74,040	100.0%	$83,820	100.0%

The Allowance allocated to commercial loans totaled $7.6 million, or 1.5%, of total commercial loans at December 31, 2017, compared to $8.6 million, or 1.7%, of related loans at December 31, 2016.

The Allowance allocated to construction loans totaled $1.8 million, or 2.9%, of total construction loans at December 31, 2017, compared to $4.2 million, or 4.2%, of construction loans outstanding at December 31, 2016. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were consistent with the decline in the construction loan portfolio and also due to improvement in credit quality of the portfolio.

The Allowance allocated to our residential mortgage loans totaled $14.3 million, or 1.1%, of total residential mortgage loans at December 31, 2017, compared to $15.1 million, or 1.2%, of related loans at December 31, 2016.

The Allowance allocated to our home equity loans totaled $3.3 million, or 0.8%, of total home equity loans at December 31, 2017, compared to $3.5 million, or 1.0%, of related loans at December 31, 2016.

The Allowance allocated to commercial mortgage loans totaled $16.8 million, or 1.7%, of total commercial mortgage loans at December 31, 2017, compared to $19.1 million, or 2.2%, of related loans at December 31, 2016.

The Allowance allocated to consumer loans totaled $6.1 million, or 1.3% of total consumer loans at December 31, 2017, compared to $6.1 million, or 1.4% of related loans at December 31, 2016.

We did not allocate an Allowance for leases as of December 31, 2017 and 2016.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial & agricultural	$—	$1,877	$1,044	$13,007	$3,533
Real estate:
Construction	—	—	—	310	4,015
Residential mortgage	2,280	5,322	5,464	12,571	19,027
Home equity	416	333	666	477	1,244
Commercial mortgage	79	864	7,094	12,722	13,769
Total nonaccrual loans	2,775	8,396	14,268	39,087	41,588

Other real estate
Real estate:
Construction	—	—	—	747	3,770
Residential mortgage	851	791	1,962	2,201	1,184
Commercial mortgage	—	—	—	—	209
Other real estate	851	791	1,962	2,948	5,163
Total nonperforming assets	3,626	9,187	16,230	42,035	46,751

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	49	—	—	—	—
Home equity	—	1,120	—	—	—
Consumer	515	271	273	77	—
Leases	—	—	—	—	15
Total accruing loans delinquent for 90 days or more	564	1,391	273	77	15

Restructured loans still accruing interest
Commercial, financial & agricultural	491	—	—	361	406
Real estate:
Construction	—	21	809	892	3,857
Residential mortgage	10,677	14,292	16,224	16,878	15,648
Home equity	—	—	—	967	860
Commercial mortgage	1,466	1,879	3,224	10,405	2,502
Total restructured loans still accruing interest	12,634	16,192	20,257	29,503	23,273

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$16,824	$26,770	$36,760	$71,615	$70,039

Total nonperforming assets as a percentage of loans and leases and other real estate	0.10%	0.26%	0.51%	1.43%	1.77%

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	0.11%	0.30%	0.51%	1.43%	1.77%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	0.45%	0.76%	1.14%	2.44%	2.66%

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$9,187	$16,230	$42,035	$46,751	$90,018
Additions	3,678	6,326	11,863	28,295	27,648
Reductions:
Payments	(5,522)	(6,390)	(9,564)	(9,630)	(41,766)
Return to accrual status	(3,645)	(4,546)	(11,486)	(15,761)	(17,247)
Sales of foreclosed assets	(165)	(2,599)	(13,307)	(3,457)	(9,519)
Charge-offs and/or valuation adjustments	93	166	(3,311)	(4,163)	(2,383)
Total reductions	(9,239)	(13,369)	(37,668)	(33,011)	(70,915)
Balance at end of year	$3,626	$9,187	$16,230	$42,035	$46,751

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $3.6 million at December 31, 2017, compared to $9.2 million at December 31, 2016. Nonperforming assets at December 31, 2017 were comprised of $2.8 million in nonaccrual loans, none of which were loans classified as held for sale, and $0.9 million in other real estate.

The decline in 2017 was attributable to $5.5 million in repayments, $3.6 million in loans restored to accrual status, and the sale of $0.2 million of foreclosed assets. All of these decreases were offset by $3.7 million in gross additions.

Net changes to nonperforming assets by category during 2017 included net decreases in Hawaii residential mortgage assets totaling $3.0 million, Hawaii commercial, financial and agricultural assets totaling $1.9 million, and Hawaii commercial mortgage assets totaling $0.8 million. These decreases were offset by an increase in Hawaii home equity assets totaling $0.1 million.

Loans delinquent for 90 days or more still accruing interest totaled $0.6 million at December 31, 2017, compared to $1.4 million at December 31, 2016. The decrease was primarily attributable to the payoff of a single home equity loan totaling $1.1 million.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2017		2016		2015
	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)	Held-to- Maturity (at Amortized Cost)	Available- for-Sale (at Fair Value)
	(Dollars in thousands)
Debt securities:
States and political subdivisions		$179,781	$—	$185,041	$—	$190,473
Corporate securities		74,278	—	99,389	—	108,571
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	25,510	—	—	—	—
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	100,279	800,683	124,082	769,986	152,315	771,909
Residential-Non-government sponsored entities		46,763	—	51,547	—	64,032
Commercial-U.S. Government sponsored entities	91,474	39,725	93,586	—	95,602	—
Commercial-Non-government sponsored entities		137,326	—	137,224	—	136,354
Other		825	—	660	—	916
Total	$191,753	$1,304,891	$217,668	$1,243,847	$247,917	$1,272,255

Investment securities totaled $1.50 billion at December 31, 2017, increasing by $35.1 million, or 2.4%, from the $1.46 billion held at December 31, 2016, which decreased by $58.7 million, or 3.86%, from the $1.52 billion at year-end 2015.

In the second quarter of 2017, $97.7 million in lower-yielding available-for-sale securities were sold as part of an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. We received $96.0 million in gross proceeds and reinvested the proceeds in $97.4 million in higher-yielding, longer duration investment securities with an average yield of 2.57% and a duration of 4.6 years. The investment securities sold had an average yield of 1.91% and a duration of 3.3 years. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2017.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Residential mortgage-backed securities-U.S. Government sponsored entities:
Within one year	$—	—%
After one but within five years	—	—
After five but within ten years	13,958	1.57
After ten years	86,321	2.27
Total residential mortgage-backed securities-U.S. Government sponsored entities	100,279	2.17

Commercial mortgage-backed securities-U.S. Government sponsored entities:
Within one year	—	—
After one but within five years	66,742	2.03
After five but within ten years	24,732	2.19
After ten years	—	—
Total commercial mortgage-backed securities-U.S. Government sponsored entities	91,474	2.07

Total held-to-maturity portfolio	$191,753	2.12%

Available-for-sale portfolio:
Debt securities-States and political subdivisions:
Within one year	$1,566	1.78%
After one but within five years	99,401	2.46
After five but within ten years	41,167	2.89
After ten years	37,647	3.34
Total debt securities-States and political subdivisions	179,781	2.74

Debt securities-Corporate:
Within one year	7,233	3.06
After one but within five years	67,045	2.76
After five but within ten years	—	—
After ten years	—	—
Total debt securities-Corporate	74,278	2.79

Debt securities-U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	25,510	2.23
Total debt securities-U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	2.23

Residential mortgage-backed securities-U.S. Government sponsored entities:
Within one year	—	—

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
After one but within five years	6,460	2.80
After five but within ten years	91,070	2.25
After ten years	703,153	2.61
Total residential mortgage-backed securities-U.S. Government sponsored entities	800,683	2.57

Residential mortgage-backed securities-Non-government sponsored entities:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	46,763	3.36
Total residential mortgage-backed securities-Non-government sponsored entities	46,763	3.36

Commercial mortgage-backed securities-U.S. Government agencies and sponsored entities:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	34,928	2.78
After ten years	4,797	2.96
Total commercial mortgage-backed securities-U.S. Government agencies and sponsored entities	39,725	2.80

Commercial mortgage-backed securities-Non-government sponsored entities:
Within one year	—	—
After one but within five years	115,487	3.07
After five but within ten years	21,839	4.11
After ten years	—	—
Total commercial mortgage-backed securities-Non-government sponsored entities	137,326	3.23

Other:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	825	—
Total other	825	—

Total available-for-sale portfolio	$1,304,891	2.70%

Total investment securities	$1,496,644	2.63%

(1)	Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 35%.

As of December 31, 2017, the weighted average yield of the investment portfolio of 2.63% increased by 17 bp from 2.46% in the prior year.

Deposits

The primary source of our funding comes from deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing exceptional customer service in our branch offices and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of non-interest bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits less than $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,395,556	$1,265,246	$1,145,244	$1,034,146	$891,017
Interest-bearing demand deposits	933,054	862,991	824,895	788,272	728,619
Savings and money market deposits	1,481,876	1,390,600	1,399,093	1,242,598	1,207,016
Time deposits less than $100,000	180,748	194,730	212,946	241,117	266,627
Core deposits	3,991,234	3,713,567	3,582,178	3,306,133	3,093,279
Government time deposits	687,052	701,417	664,756	600,504	612,592
Other time deposits $100,000 to $250,000	101,560	103,720	114,083	128,518	149,529
Other time deposits greater than $250,000	176,508	89,497	72,422	75,145	80,773
Total time deposits $100,000 and greater	965,120	894,634	851,261	804,167	842,894
Total deposits	$4,956,354	$4,608,201	$4,433,439	$4,110,300	$3,936,173

Total deposits of $4.96 billion at December 31, 2017 reflected an increase of $348.2 million, or 7.6%, from total deposits of $4.61 billion at December 31, 2016. Total deposits at December 31, 2016 increased by $174.8 million, or 3.9%, over the year-end 2015 balance of $4.43 billion. The increase in deposits in 2017 reflects net increases in noninterest-bearing demand deposits of $130.3 million, savings and money market deposits of $91.3 million, time deposits $100,000 and greater of $70.5 million, and interest-bearing demand deposits of $70.1 million. The net increases were partially offset by a decrease in time deposits less than $100,000 of $14.0 million.

Core deposits totaled $3.99 billion at December 31, 2017 and increased by $277.7 million, or 7.5%, from December 31, 2016, which increased by $131.4 million or 3.7% from December 31, 2015. Core deposits as a percentage of total deposits was 80.5% at December 31, 2017, compared to 80.6% at December 31, 2016 and 80.8% at December 31, 2015. For additional information regarding the maturity of our time deposits of $100,000 or more, See Note 11 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 43 bp in 2017, while savings and money market deposit rates and interest-bearing demand deposit rates remained relatively unchanged. The average rate paid on all deposits increased 11 bp to 0.23% in 2017 from 0.12% in 2016, which increased from 0.09% in 2015.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,325,583	—%	$1,156,906	—%	$1,072,998	—%
Interest-bearing demand deposits	901,171	0.07	844,507	0.06	802,121	0.05
Savings and money market deposits	1,449,379	0.08	1,406,754	0.07	1,276,830	0.07
Time deposits	1,173,020	0.81	1,084,929	0.38	1,071,664	0.22
Total	$4,849,153	0.23	$4,493,096	0.12	$4,223,613	0.09

We expect overall deposit rates to increase in 2018 based on the Federal Open Market Committee's expected path of interest rate increase throughout the year. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2017.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$32,000	$—	$—	$—	$32,000
Long-term debt	—	—	—	92,785	92,785
Pension plan and SERP obligations	2,203	4,283	4,050	24,154	34,690
Operating leases	6,334	11,123	8,834	18,585	44,876
Purchase obligations	17,240	6,556	420	19	24,235
Total	$57,777	$21,962	$13,304	$135,543	$228,586

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

Common and Preferred Equity

Shareholders' equity totaled $500.0 million at December 31, 2017, a decrease of $4.6 million, or 0.9%, from the $504.7 million at December 31, 2016, which increased by $10.0 million, or 2.0%, from December 31, 2015. When expressed as a percentage of total assets, shareholders' equity was 8.9% at December 31, 2017, compared to 9.4% at December 31, 2016 and 9.6% at December 31, 2015.

The decrease in shareholders' equity from December 31, 2016 to December 31, 2017 was primarily attributable to: 1) the repurchase of 864,483 shares of our common stock for a total cost of $26.6 million, excluding fees and expenses, under our stock repurchase program, and 2) cash dividends paid of $21.3 million, partially offset by net income of $41.2 million. During 2017 we repurchased approximately 2.8% of our common stock outstanding at December 31, 2016.

The increase in shareholders' equity from December 31, 2015 to December 31, 2016 was primarily attributable to net income in 2016 of $47.0 million, partially offset by: 1) the repurchase of 796,822 shares of our common stock for a total cost of $18.2 million, excluding fees and expenses, under our stock repurchase program, and 2) cash dividends paid of $18.6 million. During 2016 we repurchased approximately 2.5% of our common stock outstanding at December 31, 2015.

Our tangible common equity ratio was 8.86% at December 31, 2017, compared to 9.29% at December 31, 2016 and 9.51% at December 31, 2015. Our book value per share was $16.65, $16.39, and $16.06 at year-end 2017, 2016 and 2015, respectively. The decrease in our tangible common equity ratio in 2017 from 2016 was primarily attributable to the reduction in our common equity due to common stock repurchases completed in 2017, as well as the quarterly dividends paid in 2017. The increase in our book value per share from 2016 was primarily attributable to net income recorded in 2017 of $41.2 million, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2017.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 19. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Total shareholders’ equity	$500,011	$504,650	$494,614
Less:
Other intangible assets (core deposit premium)	(2,006)	(4,680)	(7,355)
Tangible common equity	$498,005	$499,970	$487,259

Total assets	$5,623,708	$5,384,236	$5,131,288
Less: Other intangible assets (core deposit premium)	(2,006)	(4,680)	(7,355)
Tangible assets	$5,621,702	$5,379,556	$5,123,933

Tangible common equity to tangible assets	8.86%	9.29%	9.51%

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

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2017, on a stand-alone basis, CPF had an available cash balance of approximately $13.9 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2017, the bank had Statutory Retained Earnings of $85.6 million.

Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures. For further information, see the "Dividends — Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" section.

Share Repurchases

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company. On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company's outstanding common stock (the "2014 Repurchase Plan"). In January 2015, our Board of Directors increased our repurchase authority under the 2014 Repurchase Plan by $25.0 million. In March, 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by an additional $75.0 million. In 2015, we repurchased 4,122,881 shares of common stock, at a cost of $93.5 million, excluding fees and expenses, under the 2014 Repurchase Plan.

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

In January 2017, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaced and superseded in its entirety the 2016 Repurchase Plan.

In November 2017, the Board of Directors authorized an increase in the 2017 Repurchase Plan authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). In 2017, 864,483 shares of common stock, at a cost of $26.6 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined. A total of $53.5 million remained available for repurchase under the Repurchase Plan at December 31, 2017. There is no expiration date on the Repurchase Plan.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2017. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$6,975	$—	$—	$—	$—	$—	$6,975
Investment securities	82,915	49,796	83,508	446,213	833,387	825	1,496,644
Loans held for sale	16,248	—	—	—	—	88	16,336
Loans and leases	846,837	252,574	472,692	1,130,749	1,065,253	2,510	3,770,615
Federal Home Loan Bank stock	7,761	—	—	—	—	—	7,761
Other assets	—	—	—	—	—	325,377	325,377
Total assets	$960,736	$302,370	$556,200	$1,576,962	$1,898,640	$328,800	$5,623,708

Liabilities and Equity
Noninterest-bearing deposits	$1,395,556	$—	$—	$—	$—	$—	$1,395,556
Interest-bearing deposits	2,999,211	261,960	136,666	138,381	24,580	—	3,560,798
Federal Home Loan Bank advances and other short-term borrowings	32,000	—	—	—	—	—	32,000
Long-term debt	92,785	—	—	—	—	—	92,785
Other liabilities	—	—	—	—	—	42,534	42,534
Equity	—	—	—	—	—	500,035	500,035
Total liabilities and equity	$4,519,552	$261,960	$136,666	$138,381	$24,580	$542,569	$5,623,708

Interest rate sensitivity gap	$(3,558,816)	$40,410	$419,534	$1,438,581	$1,874,060	$(213,769)	$—

Cumulative interest rate sensitivity gap	$(3,558,816)	$(3,518,406)	$(3,098,872)	$(1,660,291)	$213,769	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies. The following reflects our net interest income sensitivity analysis as of December 31, 2017, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	1.48%
-100bp	(3.42)%

The table below presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. This differs from the assumptions used in Table 10 - Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates. See Note 25 - Fair Value of Assets and Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Table 21. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other financial institutions	$6,975	$—	$—	$—	$—	$—	$6,975	$6,975
Weighted average yields	1.42%	0.00%	0.00%	0.00%	0.00%	0.00%	1.42%

Fixed-rate investment securities	$191,087	$218,603	$228,408	$148,254	$224,891	$461,731	$1,472,974	$1,467,758
Weighted average yields	2.56%	2.41%	2.59%	2.67%	2.42%	2.66%	2.60%

Variable-rate investment securities	$2,297	$2,090	$1,902	$1,731	$1,575	$15,925	$25,520	$25,509
Weighted average yields	2.23%	2.23%	2.23%	2.23%	2.23%	2.23%	2.23%

Equity investment securities	$—	$—	$—	$—	$—	$686	$686	$825
Weighted average yields	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed-rate loans and leases	$545,025	$404,143	$289,414	$207,754	$151,474	$452,889	$2,050,699	$1,996,865
Weighted average yields	4.08%	4.12%	3.98%	3.97%	4.04%	3.92%	4.02%

Variable-rate loans and leases	$633,942	$343,187	$242,832	$181,034	$120,975	$211,685	$1,733,655	$1,704,305
Weighted average yields	4.24%	3.62%	3.58%	3.56%	3.54%	3.40%	3.80%

Total - December 31, 2017	$1,379,326	$968,023	$762,556	$538,773	$498,915	$1,142,916	$5,290,509	$5,202,237

Total - December 31, 2016	$1,386,176	$922,851	$742,330	$593,852	$395,660	$987,234	$5,028,103	$4,926,139

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,414,930	$—	$—	$—	$—	$—	$2,414,930	$2,414,930
Weighted average rates paid	0.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.09%

Time deposits	$981,462	$88,336	$50,993	$10,823	$13,753	$501	$1,145,868	$1,140,064
Weighted average rates paid	1.04%	0.97%	1.28%	1.06%	1.09%	0.31%	0.91%

Federal Home Loan Bank advances and other short-term borrowings	$32,000	$—	$—	$—	$—	$—	$32,000	$32,000
Weighted average rates paid	1.63%	0.00%	0.00%	0.00%	0.00%	0.00%	1.63%

Long-term debt	$—	$—	$—	$—	$—	$92,785	$92,785	$70,139
Weighted average rates paid	0.00%	0.00%	0.00%	0.00%	0.00%	4.04%	4.04%

Total - December 31, 2017	$3,428,392	$88,336	$50,993	$10,823	$13,753	$93,286	$3,685,583	$3,657,133

Total - December 31, 2016	$3,375,389	$38,779	$39,481	$11,928	$11,835	$93,328	$3,570,740	$3,545,213

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2017 was 76.1% compared to 76.5% at December 31, 2016. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $96.8 million in 2017, $76.5 million in 2016, and $74.5 million in 2015. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $296.1 million, $277.2 million and $315.1 million in 2017, 2016 and 2015, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2017, 2016 and 2015, net loan originations accounted for $166.1 million, $239.0 million and $218.2 million, respectively, of cash used in investing activities. Net purchases of investment securities totaled $47.6 million and $72.3 million in 2017 and 2015, respectively, compared to net proceeds received from sales and maturities of investment securities of $38.3 million in 2016. Investing activities included proceeds from sales of loans originated for investment of $6.7 million in 2015, and other real estate of $0.3 million, $2.9 million, and $6.7 million in 2017, 2016 and 2015, respectively. We did not sell any loans originated for investment in 2017 and 2016.

Cash provided by financing activities totaled $197.3 million, $204.9 million, and $234.8 million in 2017, 2016 and 2015, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2017, 2016 and 2015, we increased net deposits by $348.2 million, $174.8 million and $323.1 million, respectively. Net cash outflows from short-term debt totaled $103.0 million in 2017, compared to net cash inflows from short-term debt of $66.0 million in 2016 and $31.0 million in 2015. There were no net cash inflows or outflows for long-term debt in 2017, 2016 and 2015. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily dividends and stock repurchases, totaled $47.9 million, $35.9 million and $119.3 million of cash used in 2017, 2016 and 2015, respectively, due primarily to share repurchases.

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, continued access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company's and bank's financial position.

The bank is a member of and maintained a $1.50 billion line of credit with the FHLB as of December 31, 2017, of which $1.47 billion remained available as of December 31, 2017. Short-term borrowings under this arrangement totaled $32.0 million and $135.0 million at December 31, 2017 and 2016, respectively. There were no long-term borrowings under this arrangement at December 31, 2017 and 2016. FHLB advances outstanding at December 31, 2017 were secured by certain real estate loans with a carrying value of $2.02 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The bank also maintained a line of credit with the Federal Reserve discount window of $73.0 million and $63.7 million as of December 31, 2017 and 2016, respectively. There were no advances outstanding under this arrangement at December 31, 2017 and 2016. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $129.2 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 12 - Short-Term Borrowings to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our short-term borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2017, net cash provided by operating activities amounted to $42.3 million. The primary source of funds in operating activities included dividends received from the bank of $43.0 million. Net cash used in financing activities amounted to $47.9 million. The primary use of funds in financing activities included the repurchases of common stock totaling $26.6 million and cash dividends of $21.3 million paid to our common shareholders.

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

Impact of New Accounting Standards on Future Filings

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The amendments in ASU 2016-01 make targeted improvements to GAAP as follows: 1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and 8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for the Company's reporting period beginning January 1, 2018. Based on preliminary evaluation, the new pronouncement is not expected to have a material impact on our consolidated financial statements; however, it may impact the fair value disclosures included in Note 25 - Fair Value of Assets and Liabilities. The Company will continue to monitor developments and additional guidance related to ASU 2016-01 as it continues to evaluate the potential impact to Note 25 - Fair Value of Assets and Liabilities.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. ASU 2016-02 is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the new pronouncement will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of our current total assets as of December 31, 2017.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of H.R.1., commonly referred to as the Tax Cuts and Jobs Act. ASU 2018-02 provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. ASU 2018-02 requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. ASU 2018-02 is effective for the Company's reporting period beginning on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-02 on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Central Pacific Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Central Pacific Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited Central Pacific Financial Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Honolulu, Hawaii
February 28, 2018

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$75,318	$75,272
Interest-bearing deposits in other financial institutions	6,975	9,069
Investment securities:
Available-for-sale, at fair value	1,304,891	1,243,847
Held to maturity, fair value of: $189,201 at December 31, 2017 and $214,366 at December 31, 2016	191,753	217,668
Total investment securities	1,496,644	1,461,515

Loans held for sale	16,336	31,881
Loans and leases	3,770,615	3,524,890
Allowance for loan and lease losses	(50,001)	(56,631)
Loans and leases, net of allowance for loan and lease losses	3,720,614	3,468,259

Premises and equipment, net	48,348	48,258
Accrued interest receivable	16,581	15,675
Investment in unconsolidated subsidiaries	7,088	6,889
Other real estate owned	851	791
Mortgage servicing rights	15,843	15,779
Core deposit premium	2,006	4,680
Bank-owned life insurance	156,293	155,593
Federal Home Loan Bank stock	7,761	11,572
Other assets	53,050	79,003
Total assets	$5,623,708	$5,384,236

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,395,556	$1,265,246
Interest-bearing demand	933,054	862,991
Savings and money market	1,481,876	1,390,600
Time	1,145,868	1,089,364
Total deposits	4,956,354	4,608,201

Federal Home Loan Bank advances and other short-term borrowings	32,000	135,000
Long-term debt	92,785	92,785
Other liabilities	42,534	43,575
Total liabilities	5,123,673	4,879,561

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2017, and December 31, 2016	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 30,024,222 at December 31, 2017 and 30,796,243 at December 31, 2016	503,988	530,932
Surplus	86,098	84,180
Accumulated deficit	(89,036)	(108,941)
Accumulated other comprehensive income (loss)	(1,039)	(1,521)
Total shareholders' equity	500,011	504,650
Non-controlling interest	24	25
Total equity	500,035	504,675
Total liabilities and equity	$5,623,708	$5,384,236

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$144,224	$132,028	$118,887
Interest and dividends on investment securities:
Taxable investment securities	33,933	30,848	32,969
Tax-exempt investment securities	3,874	3,975	4,022
Dividend income on investment securities	49	42	36
Interest on deposits in other financial institutions	356	67	35
Dividend income on Federal Home Loan Bank stock	126	179	86
Total interest income	182,562	167,139	156,035
Interest expense:
Interest on deposits:
Demand	641	489	399
Savings and money market	1,099	1,043	916
Time	9,457	4,074	2,312
Interest on short-term borrowings	183	578	254
Interest on long-term debt	3,479	3,005	2,626
Total interest expense	14,859	9,189	6,507
Net interest income	167,703	157,950	149,528
Provision (credit) for loan and lease losses	(2,674)	(5,517)	(15,671)
Net interest income after provision for loan and lease losses	170,377	163,467	165,199
Other operating income:
Mortgage banking income	6,962	8,069	7,254
Service charges on deposit accounts	8,468	7,891	7,829
Other service charges and fees	11,518	11,449	11,461
Income from fiduciary activities	3,674	3,435	3,343
Income from bank-owned life insurance	3,388	2,685	2,034
Net gain on sales of foreclosed assets	205	607	568
Gain on sale of premises and equipment	—	3,537	—
Equity in earnings of unconsolidated subsidiaries	602	723	578
Fees on foreign exchange	529	519	450
Loan placement fees	536	494	720
Net losses on sales of investment securities	(1,410)	—	(1,866)
Other	2,024	2,907	2,428
Total other operating income	36,496	42,316	34,799
Other operating expense:
Salaries and employee benefits	72,286	73,500	66,429
Net occupancy	13,571	14,065	14,432
Legal and professional services	7,724	6,856	7,340
Computer software expense	9,192	9,475	8,831
Amortization of core deposit premium	2,674	2,675	2,674
Communication expense	3,659	3,694	3,483
Equipment	3,785	3,399	3,475
Advertising expense	2,408	2,401	2,550
Foreclosed asset expense	151	152	486
Other	16,367	17,346	17,342
Total other operating expense	131,817	133,563	127,042
Income before income taxes	75,056	72,220	72,956
Income tax expense	33,852	25,228	27,088
Net income	$41,204	$46,992	$45,868

Per common share data:
Basic earnings per share	$1.36	$1.52	$1.42
Diluted earnings per share	1.34	1.50	1.40
Cash dividends declared	0.70	0.60	0.82
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$41,204	$46,992	$45,868
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	344	(4,452)	(4,405)
Minimum pension liability adjustment	138	2,728	1,449
Total other comprehensive income (loss), net of tax	482	(1,724)	(2,956)
Comprehensive income	$41,686	$45,268	$42,912

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2014	35,233,674	$—	$642,205	$79,716	$(157,039)	$3,159	$—	$568,041
Net income	—	—	—	—	45,868	$—	—	45,868
Other comprehensive loss	—	—	—	—	—	(2,956)	—	(2,956)
Cash dividends declared ($0.82 per share)	—	—	—	—	(26,143)	—	—	(26,143)
8,159 net shares of common stock sold by directors' deferred compensation plan	—	—	(154)	—	—	—	—	(154)
4,122,881 shares of common stock repurchased and other related costs	(4,122,881)	—	(93,533)	—	—	—	—	(93,533)
Share-based compensation expense	250,659	—	360	3,131	—	—	—	3,491
Non-controlling interest expense	—	—	—	—	—	—	25	25
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	46,992	—	—	46,992
Other comprehensive loss	—	—	—	—	—	(1,724)	—	(1,724)
Cash dividends declared ($0.60 per share)	—	—	—	—	(18,619)	—	—	(18,619)
22,800 net shares of common stock sold by directors' deferred compensation plan	—	—	(681)	—	—	—	—	(681)
796,822 shares of common stock repurchased and other related costs	(796,822)	—	(18,206)	—	—	—	—	(18,206)
Share-based compensation expense	231,613	—	941	1,333	—	—	—	2,274
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	41,204	—	—	41,204
Other comprehensive income	—	—	—	—	—	482	—	482
Cash dividends declared ($0.70 per share)	—	—	—	—	(21,299)	—	—	(21,299)
12,020 net shares of common stock sold by directors' deferred compensation plan	—	—	(385)	—	—	—	—	(385)
864,483 shares of common stock repurchased and other related costs	(864,483)	—	(26,559)	—	—	—	—	(26,559)
Share-based compensation expense	92,462	—	—	1,918	—	—	—	1,918
Non-controlling interest expense	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$41,204	$46,992	$45,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(2,674)	(5,517)	(15,671)
Depreciation and amortization of premises and equipment	6,441	6,049	5,870
Gain on sale of premises and equipment	—	(3,537)	—
Amortization of mortgage servicing rights and core deposit premium	4,962	7,741	6,859
Write down of other real estate, net of gain on sale	(192)	(251)	198
Net amortization of investment securities	11,674	12,945	10,246
Share-based compensation expense	1,918	1,333	3,131
Net losses on sales of investment securities	1,410	—	1,866
Net gain on sale of residential mortgage loans	(4,069)	(7,631)	(6,107)
Proceeds from sales of loans held for sale	319,556	432,331	379,318
Origination of loans held for sale	(299,942)	(442,472)	(377,638)
Equity in earnings of unconsolidated subsidiaries	(602)	(723)	(578)
Increase in cash surrender value of bank-owned life insurance	(3,940)	(3,132)	(2,407)
Deferred income taxes	32,206	24,427	26,079
Net tax benefits from share-based compensation	544	—	—
Net change in other assets and liabilities	(11,712)	7,930	(2,529)
Net cash provided by operating activities	96,784	76,485	74,505

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	169,472	204,426	165,492
Proceeds from sales of available-for-sale investment securities	114,536	—	117,496
Purchases of available-for-sale investment securities	(356,887)	(195,456)	(344,766)
Proceeds from maturities of and calls on held-to-maturity investment securities	25,237	30,989	26,524
Purchases of held-to-maturity investment securities	—	(1,644)	(37,043)
Loan (originations) and payments, net	(166,051)	(239,006)	(218,195)
Purchases of loan portfolios	(83,784)	(76,946)	(68,754)
Proceeds from sales of loans originated for investment	—	—	6,658
Proceeds from sales of other real estate	286	2,850	6,691
Proceeds from bank-owned life insurance	3,240	1,506	723
Proceeds from sale of premises and equipment	—	4,287	—
Purchases of premises and equipment	(6,531)	(5,896)	(5,817)
Distributions from unconsolidated subsidiaries	658	645	524
Contributions to unconsolidated subsidiaries	(114)	(5)	—
Proceeds from redemption (purchases) of FHLB stock	3,811	(2,966)	35,326
Net cash used in investing activities	(296,127)	(277,216)	(315,141)

Cash flows from financing activities:
Net increase in deposits	348,153	174,762	323,139
Net (decrease) increase in FHLB advances and other short-term borrowings	(103,000)	66,000	31,000
Cash dividends paid on common stock	(21,299)	(18,619)	(26,143)
Repurchases of common stock	(26,559)	(18,206)	(93,533)
Net proceeds from issuance of common stock and stock option exercises	—	941	360
Net cash provided by financing activities	197,295	204,878	234,823

Net increase (decrease) in cash and cash equivalents	(2,048)	4,147	(5,813)

Cash and cash equivalents at beginning of year	84,341	80,194	86,007
Cash and cash equivalents at end of year	$82,293	$84,341	$80,194

Supplemental cash flow information:
Cash paid during the year for:
Interest	$12,717	$8,705	$6,453
Income taxes	8,401	—	1,642
Cash received during the year for:
Income taxes	—	1,605	—
Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$385	$681	$154
Net reclassification of loans to other real estate	154	1,428	5,903
Net transfer of portfolio loans to loans held for sale	—	—	6,658

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016, and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 35 branches and 79 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, traveler's checks, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment met the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation". The bank also concluded that the entity met the definition of a variable interest entity and that we were the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements as of December 31, 2017 and 2016. One Hawaii HomeLoans, LLC was terminated in 2017 with final payment of taxes and distributions to members pending.

We have 50% ownership interests in four other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Pacific Access Mortgage, LLC, Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. Pacific Access Mortgage, LLC was terminated in 2017 with final payment of taxes and distributions to members pending.

We also have equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.6 million and $6.5 million, respectively, at December 31, 2017 and $0.7 million and $6.2 million, respectively, at December 31, 2016. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for loan and lease losses, reserves for unfunded loan commitments, deferred income tax assets and income tax expense, valuation of investment securities, mortgage servicing rights and the related amortization thereon, pension liability and the fair value of certain financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase.

Investment Securities

Investments in debt securities and marketable equity securities are designated as trading, available-for-sale, or held-to-maturity. Securities are designated as held-to-maturity only if we have the positive intent and ability to hold these securities to maturity. Held-to-maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI").

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

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums and accrete discounts associated with investment securities using the interest method over the life of the respective security instrument.

We are a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). The bank is required to obtain and hold a specific number of shares of capital stock of the FHLB equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and are presented separately in the consolidated balance sheets.

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

These enhancements and continued improvement in portfolio credit quality resulted in a credit to the Provision of $2.6 million during the fourth quarter of 2016. In 2017 the Company continued to implement the enhanced Allowance methodology from the fourth quarter of 2016, which resulted in a credit to the Provision of $2.7 million in the year ended December 31, 2017.

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

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The enhanced methodology segments the portfolio by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. This results in ten segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula ‘net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing.

Qualitative Adjustments

Our Allowance methodology uses qualitative adjustments to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan portfolio, and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. In order to ensure that the qualitative adjustments are in compliance with current regulatory standards and U.S. GAAP, the Company is primarily basing adjustments on the nine standard factors outlined in the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors include: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal and external factors.

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

Core Deposit Premium and Mortgage Servicing Rights

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

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and balloon loans) include average discount rates, servicing cost and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations.

We perform an impairment assessment of our core deposit premium and mortgage servicing rights quarterly or whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

Non-Controlling Interest

Non-controlling interest at December 31, 2017 was comprised of capital and undistributed profits of the member of One Hawaii HomeLoans, LLC, other than the bank. Non-controlling interest on our consolidated balance sheet at December 31, 2017 and December 31, 2016 totaled $24 thousand and $25 thousand, respectively. One Hawaii HomeLoans, LLC was terminated in 2017 with final payment of taxes and distributions to members pending.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock awards. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

Accounting Standards Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for share-based payments. Specifically, the amendments: 1) require entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement; 2) change the classification of excess tax benefits to an operating activity in the statement of cash flows; 3) allows entities to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur; and 4) allows entities to withhold up to the maximum individual statutory tax rate without classifying the awards as a liability. We adopted ASU 2016-09 effective January 1, 2017 and elected to recognize forfeitures as they occur. The Company’s adoption was prospective, therefore, prior periods have not been adjusted. The adoption of ASU 2016-09 could result in greater volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based payments. The volatility results from changes in the share price and timing of exercise of share options and vesting of share awards. For the year ended December 31, 2017, the adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the tax benefit from the vesting of restricted stock units.

Accounting Standards Pending Adoption

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially going to be effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company has conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This includes reviewing the contracts potentially impacted by the standard in revenue streams such as deposit related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. The Company is substantially complete with its evaluation of the effect that the adoption will have on its financial statements. Based on our analysis, we expect that the standard will require us to change how we recognize certain recurring revenue streams on a gross versus net basis; however, the standard will not have an impact to our net income or any material impact to our consolidated financial statements. We continue to follow implementation issues relevant to the banking industry, and consider the disclosure requirements upon implementation and adoption of the standard beginning January 1, 2018 under the modified retrospective approach; however, we do not expect a cumulative-effect adjustment to opening retained earnings (accumulated deficit) will be recorded.

2. RESERVE REQUIREMENTS

The bank is required by the Federal Reserve Bank of San Francisco to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2017 and 2016 was $63.4 million and $63.1 million, respectively.

3. INVESTMENT SECURITIES

A summary of our investment securities portfolio as of December 31, 2017 and 2016 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2017
Held-to-Maturity:
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	$100,279	$106	$(2,222)	$98,163
Commercial-U.S. Government sponsored entities	91,474	—	(436)	91,038
Total held-to-maturity investment securities	$191,753	$106	$(2,658)	$189,201

Available-for-Sale:
Debt securities:
States and political subdivisions	$178,459	$2,041	$(719)	$179,781
Corporate securities	73,772	582	(76)	74,278
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,519	60	(69)	25,510
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	808,242	2,230	(9,789)	800,683
Residential-Non-government sponsored entities	45,679	1,084	—	46,763
Commercial-U.S. Government agencies and sponsored entities	40,012	—	(287)	39,725
Commercial-Non-government sponsored entities	135,058	2,461	(193)	137,326
Other	686	139	—	825
Total available-for-sale investment securities	$1,307,427	$8,597	$(11,133)	$1,304,891

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2016
Held-to-Maturity:
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	$124,082	$92	$(2,474)	$121,700
Commercial-U.S. Government sponsored entities	93,586	—	(920)	92,666
Total held-to-maturity investment securities	$217,668	$92	$(3,394)	$214,366

Available-for-Sale:
Debt securities:
States and political subdivisions	$184,836	$2,002	$(1,797)	$185,041
Corporate securities	98,596	974	(181)	99,389
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	775,803	3,698	(9,515)	769,986
Residential-Non-government sponsored entities	51,681	627	(761)	51,547
Commercial-Non-government sponsored entities	135,248	2,387	(411)	137,224
Other	564	96	—	660
Total available-for-sale investment securities	$1,246,728	$9,784	$(12,665)	$1,243,847

The amortized cost and estimated fair value of our investment securities at December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2017
	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-Maturity:
Mortgage-backed securities:
Residential-U.S. Government-sponsored entities	$100,279	$98,163
Commercial-U.S. Government-sponsored entities	91,474	91,038
Total held-to-maturity investment securities	$191,753	$189,201

Available-for-Sale:
Due in one year or less	$8,796	$8,799
Due after one year through five years	165,356	166,447
Due after five years through ten years	40,762	41,166
Due after ten years	62,836	63,157
Mortgage-backed securities
Residential-U.S. Government-sponsored entities	808,242	800,683
Residential-Non-government agencies	45,679	46,763
Commercial-U.S. Government agencies and sponsored entities	40,012	39,725
Commercial-Non-government agencies	135,058	137,326
Other	686	825
Total available-for-sale investment securities	$1,307,427	$1,304,891

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher-yielding, longer duration investment securities. The investment securities sold had a duration of 3.3 years and an average yield of 1.91%. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with a duration of 4.6 years and an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Investment securities of $1.08 billion and $1.05 billion at December 31, 2017 and 2016, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 223 and 242 securities in an unrealized or unrecognized loss position at December 31, 2017 and 2016, respectively. The following table summarizes securities which were in an unrealized or unrecognized loss position at December 31, 2017 and 2016, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2017
Debt securities:
States and political subdivisions	$53,811	$(305)	$15,403	$(414)	$69,214	$(719)
Corporate securities	—	—	5,307	(76)	5,307	(76)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,740	(69)	—	—	10,740	(69)

Mortgage-backed securities:
Residential-U.S. Government sponsored entities	335,883	(3,372)	340,219	(8,639)	676,102	(12,011)
Commercial-U.S. Government sponsored entities	130,763	(723)	—	—	130,763	(723)
Commercial-Non-government sponsored entities	28,490	(193)	—	—	28,490	(193)
Total temporarily impaired securities	$559,687	$(4,662)	$360,929	$(9,129)	$920,616	$(13,791)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2016
Debt securities:
States and political subdivisions	$85,288	$(1,797)	$—	$—	$85,288	$(1,797)
Corporate securities	20,357	(181)	—	—	20,357	(181)

Mortgage-backed securities:
Residential-U.S. Government sponsored entities	648,923	(11,766)	3,978	(223)	652,901	(11,989)
Residential-Non-government sponsored entities	30,596	(761)	—	—	30,596	(761)
Commercial-U.S. Government sponsored entities	92,666	(920)	—	—	92,666	(920)
Commercial-Non-government sponsored entities	52,880	(411)	—	—	52,880	(411)
Total temporarily impaired securities	$930,710	$(15,836)	$3,978	$(223)	$934,688	$(16,059)

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Commercial, financial & agricultural	$503,738	$509,987
Real estate:
Construction	64,525	101,729
Residential mortgage	1,337,193	1,213,983
Home equity	412,230	361,210
Commercial mortgage	979,239	886,615
Consumer	470,819	448,610
Leases	362	677
Subtotal	3,768,106	3,522,811
Net deferred costs	2,509	2,079
Total loans and leases	$3,770,615	$3,524,890

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

During the year ended December 31, 2017, we transferred the collateral in one portfolio loan with a carrying value of $0.1 million to other real estate. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2017. In addition, we did not sell any portfolio loans during the year ended December 31, 2017.

In 2017, we purchased three auto loan portfolios totaling $83.8 million, which included a $2.3 million premium over the $81.4 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 70 months.

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

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. As of December 31, 2017 and December 31, 2016, related party loan balances were $32.2 million and $17.1 million, respectively.

Impaired Loans

The following tables present by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company's impairment method as of December 31, 2017 and 2016:

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,594	1,835	14,328	3,317	16,801	6,126	—	50,001
Total ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001

Loans and leases:
Individually evaluated for impairment	$491	$2,597	$13,862	$416	$3,914	$—	$—	$21,280
Collectively evaluated for impairment	503,247	61,928	1,323,331	411,814	975,325	470,819	362	3,746,826
Subtotal	503,738	64,525	1,337,193	412,230	979,239	470,819	362	3,768,106
Net deferred costs (income)	281	(285)	4,028	—	(1,442)	(73)	—	2,509
Total ending balance	$504,019	$64,240	$1,341,221	$412,230	$977,797	$470,746	$362	$3,770,615

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
December 31, 2016
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,637	4,224	15,055	3,502	19,104	6,109	—	—	56,631
Total ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$—	$56,631

Loans and leases:
Individually evaluated for impairment	$1,877	$2,936	$19,940	$333	$5,637	$—	$—	$—	$30,723
Collectively evaluated for impairment	508,110	98,793	1,194,043	360,877	880,978	448,610	677	—	3,492,088
Subtotal	509,987	101,729	1,213,983	361,210	886,615	448,610	677	—	3,522,811
Net deferred costs (income)	453	(191)	3,251	(1)	(1,176)	(257)	—	—	2,079
Total ending balance	$510,440	$101,538	$1,217,234	$361,209	$885,439	$448,353	$677	$—	$3,524,890

The following table presents by class, impaired loans as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$602	$491	$—	$1,988	$1,877	$—
Real estate:
Construction	7,947	2,597	—	9,056	2,936	—
Residential mortgage	14,920	13,862	—	21,568	19,940	—
Home equity	416	416	—	333	333	—
Commercial mortgage	3,914	3,914	—	5,637	5,637	—
Total impaired loans with no related Allowance recorded	27,799	21,280	—	38,582	30,723	—
Total impaired loans	$27,799	$21,280	$—	$38,582	$30,723	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans during the years ended December 31, 2017, 2016 and 2015:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial & agricultural	$1,272	$24	$1,891	$10	$6,273	$17
Real estate:
Construction	2,760	99	3,509	123	4,428	190
Residential mortgage	17,122	1,843	21,809	236	25,556	60
Home equity	1,213	69	472	17	545	18
Commercial mortgage	4,893	313	8,537	321	14,240	373
Total	$27,260	$2,348	$36,218	$707	$51,042	$658

For the years ended December 31, 2017, 2016 and 2015, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the years ended December 31, 2017, 2016 and 2015, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $40 thousand and $0.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017 and 2016, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of December 31, 2017 and 2016:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2017
Commercial, financial & agricultural	$410	$355	$—	$—	$765	$503,254	$504,019
Real estate:
Construction	—	—	—	—	—	64,240	64,240
Residential mortgage	4,037	2,127	49	2,280	8,493	1,332,728	1,341,221
Home equity	105	264	—	416	785	411,445	412,230
Commercial mortgage	—	—	—	79	79	977,718	977,797
Consumer	2,126	1,056	515	—	3,697	467,049	470,746
Leases	—	—	—	—	—	362	362
Total	$6,678	$3,802	$564	$2,775	$13,819	$3,756,796	$3,770,615

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2016
Commercial, financial & agricultural	$761	$80	$—	$1,877	$2,718	$507,722	$510,440
Real estate:
Construction	—	—	—	—	—	101,538	101,538
Residential mortgage	5,014	478	—	5,322	10,814	1,206,420	1,217,234
Home equity	43	280	1,120	333	1,776	359,433	361,209
Commercial mortgage	127	—	—	864	991	884,448	885,439
Consumer	1,382	625	271	—	2,278	446,075	448,353
Leases	—	—	—	—	—	677	677
Total	$7,327	$1,463	$1,391	$8,396	$18,577	$3,506,313	$3,524,890

Interest income totaling $2.6 million, $0.6 million, and $0.5 million was recognized on nonaccrual loans, including loans held for sale, in 2017, 2016 and 2015, respectively. Additional interest income of $0.4 million, $1.2 million, and $1.5 million would have been recognized in 2017, 2016 and 2015, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.8 million, $1.3 million, and $0.8 million was collected and recognized on charged-off loans in 2017, 2016 and 2015, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2017 consisted of six Hawaii residential mortgage loans with a combined principal balance of $0.6 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. At December 31, 2016, TDRs included in nonperforming assets consisted of 24 loans with a combined principal balance of $3.6 million.

There were $12.6 million of TDRs still accruing interest at December 31, 2017, none of which were more than 90 days delinquent. At December 31, 2016, there were $16.2 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2017 and 2016.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Commercial, financial & agricultural	—	$—	$—	—	$—	$—
Real estate: Residential mortgage	3	104	—	3	282	—
Total	3	104	—	3	282	—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2017 and 2016.

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following tables present by class and credit indicator, the recorded investment in the Company's loans and leases as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2017
Commercial, financial & agricultural	$474,995	$7,543	$21,200	$—	$503,738	$281	$504,019
Real estate:
Construction	55,646	8,879	—	—	64,525	(285)	64,240
Residential mortgage	1,334,760	—	2,433	—	1,337,193	4,028	1,341,221
Home equity	411,814	—	416	—	412,230	—	412,230
Commercial mortgage	955,865	12,735	10,639	—	979,239	(1,442)	977,797
Consumer	470,243	—	305	271	470,819	(73)	470,746
Leases	362	—	—	—	362	—	362
Total	$3,703,685	$29,157	$34,993	$271	$3,768,106	$2,509	$3,770,615

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2016
Commercial, financial & agricultural	$502,305	$2,632	$5,050	$—	$509,987	$453	$510,440
Real estate:
Construction	91,812	9,896	21	—	101,729	(191)	101,538
Residential mortgage	1,208,552	109	5,322	—	1,213,983	3,251	1,217,234
Home equity	359,757	—	1,453	—	361,210	(1)	361,209
Commercial mortgage	852,872	18,845	14,898	—	886,615	(1,176)	885,439
Consumer	448,262	—	190	158	448,610	(257)	448,353
Leases	677	—	—	—	677	—	677
Total	$3,464,237	$31,482	$26,934	$158	$3,522,811	$2,079	$3,524,890

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At December 31, 2017 and 2016, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$—	$56,631
Provision (credit) for loan and lease losses	(705)	(2,558)	(1,533)	(229)	(2,460)	4,811	—	—	(2,674)
	7,932	1,666	13,522	3,273	16,644	10,920	—	—	53,957
Charge-offs	1,704	—	73	—	—	6,294	—	—	8,071
Recoveries	1,366	169	879	44	157	1,500	—	—	4,115
Net charge-offs (recoveries)	338	(169)	(806)	(44)	(157)	4,794	—	—	3,956
Ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$—	$50,001

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$6,230	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	1,217	(4,363)	(282)	391	(3,558)	3,218	—	(2,140)	(5,517)
	8,122	4,091	14,360	3,487	18,289	9,448	—	—	57,797
Charge-offs	1,599	—	—	—	209	5,054	—	—	6,862
Recoveries	2,114	133	695	15	1,024	1,715	—	—	5,696
Net charge-offs (recoveries)	(515)	(133)	(695)	(15)	(815)	3,339	—	—	1,166
Ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$—	$56,631

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2015
Beginning balance	$8,954	$14,969	$15,031	$2,896	$20,869	$7,314	$7	$4,000	$74,040
Provision (credit) for loan and lease losses	(1,179)	(7,395)	(1,510)	(746)	(4,903)	1,956	(34)	(1,860)	(15,671)
	7,775	7,574	13,521	2,150	15,966	9,270	(27)	2,140	58,369
Charge-offs	5,658	—	—	110	838	4,650	—	—	11,256
Recoveries	4,788	880	1,121	1,056	6,719	1,610	27	—	16,201
Net charge-offs	870	(880)	(1,121)	(946)	(5,881)	3,040	(27)	—	(4,945)
Ending balance	$6,905	$8,454	$14,642	$3,096	$21,847	$6,230	$—	$2,140	$63,314

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$—	$51	$1,533
Provision for loan and lease losses	—	—	51
Other changes	—	(51)	(1,533)
Balance, end of year	$—	$—	$51

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2017 and 2016, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan's observable market price, or the net present value of future cash flows, as appropriate.

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

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair value of $1.5 million and $2.0 million at December 31, 2017 and 2016, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.1 million on unsold mortgage-backed securities were recorded in AOCI at December 31, 2017 and 2016, respectively.

7. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Land	$8,309	$8,309
Office buildings and improvements	100,314	96,898
Furniture, fixtures and equipment	37,132	34,191
Gross premises and equipment	145,755	139,398
Accumulated depreciation and amortization	(97,407)	(91,140)
Net premises and equipment	$48,348	$48,258

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net occupancy	$3,880	$4,097	$3,997
Equipment	2,561	1,952	1,873
Total	$6,441	$6,049	$5,870

8. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries as of December 31, 2017 and 2016 consisted of the following components:

	December 31,
	2017	2016
	(Dollars in thousands)
Investments in low income housing tax credit partnerships	$3,608	$3,353
Trust preferred investments	2,792	2,792
Investments in affiliates	634	690
Other	54	54
Total	$7,088	$6,889

The Company had $2.6 million and $1.7 million in unfunded low income housing commitments as of December 31, 2017 and 2016, respectively. The expected payments for the unfunded low income housing commitments as of December 31, 2017 are as follows (in thousands):

Year Ending December 31:
2018	$1,881
2019	700
2020	—
2021	—
2022	—
Thereafter	—
Total commitments	$2,581

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cost method:
Amortization expense recognized in other operating expense	$744	$1,045	$1,078
Federal and state tax credits recognized in income tax expense	919	1,174	1,225

9. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in our core deposit premium and mortgage servicing rights for the periods presented:

	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance as of December 31, 2015	$7,355	$17,797	$25,152
Additions	—	3,048	3,048
Amortization	(2,675)	(5,066)	(7,741)
Balance as of December 31, 2016	$4,680	$15,779	$20,459
Additions	—	2,352	2,352
Amortization	(2,674)	(2,288)	(4,962)
Balance as of December 31, 2017	$2,006	$15,843	$17,849

The gross carrying value, accumulated amortization and net carrying value related to our core deposit premium and mortgage servicing rights are presented below:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Core deposit premium	$44,642	$(42,636)	$2,006	$44,642	$(39,962)	$4,680
Mortgage servicing rights	64,401	(48,558)	15,843	62,049	(46,270)	15,779
Total	$109,043	$(91,194)	$17,849	$106,691	$(86,232)	$20,459

Based on our core deposit premium and mortgage servicing rights held as of December 31, 2017, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
2018	$2,006	$2,171	$4,177
2019	—	1,705	1,705
2020	—	1,407	1,407
2021	—	1,183	1,183
2022	—	990	990
Thereafter	—	8,387	8,387
Total	$2,006	$15,843	$17,849

At December 31, 2017, there were no events or changes in circumstances that would indicate that the assets assigned to our Banking Operations segment, which includes the entire core deposit premium, were not recoverable.

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $2.4 million, $3.0 million, and $2.3 million in 2017, 2016 and 2015, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one class.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and balloon loans) include average discount rates, servicing costs and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Fair market value, beginning of period	$18,087	$18,345
Fair market value, end of period	17,161	18,087
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	16.0%	14.3%

Loans serviced for others as of December 31, 2017 and 2016 totaled $2.08 billion and $2.12 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

10. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2017.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2017, we were a party to interest rate lock and forward sale commitments on $2.5 million and $18.7 million of mortgage loans, respectively. At December 31, 2016, we were a party to interest rate lock and forward sale commitments on $0.9 million and $32.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
hedging instruments	Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$35	$260	$49	$118

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	$(156)

Year ended December 31, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	83

11. DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $871.3 million and $798.9 million at December 31, 2017 and 2016, respectively.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2017 were as follows (in thousands):

Period Ending:
Three months or less	$527,762
Over three months through six months	202,367
Over six months through twelve months	49,764
2019	50,159
2020	34,602
2021	3,585
2022	3,070
Thereafter	—
Total	$871,309

At December 31, 2017 and 2016, overdrawn deposit accounts totaling $0.7 million and $0.7 million have been reclassified as loans on the consolidated balance sheets.

12. SHORT-TERM BORROWINGS

The bank was a member of the Federal Home Loan Bank of Seattle until its merger with the Federal Home Loan Bank of Des Moines on June 1, 2015. We are now a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.50 billion line of credit, of which $1.47 billion remained available as of December 31, 2017. At December 31, 2017, short-term borrowings under this arrangement totaled $32.0 million. At December 31, 2016, short-term borrowings under this arrangement totaled $135.0 million.

At December 31, 2017 and 2016, our bank had additional unused borrowings available at the Federal Reserve discount window of $73.0 million and $63.7 million, respectively. As of December 31, 2017 and 2016, certain commercial real estate and commercial loans with a carrying value totaling $129.2 million and $129.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $0.2 million, $0.6 million and $0.3 million in 2017, 2016 and 2015, respectively.

A summary of our short-term borrowings as of December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amount outstanding at December 31	$32,000	$135,000	$69,000
Average amount outstanding during year	15,531	110,928	92,045
Highest month-end balance during year	69,000	226,000	157,000
Weighted average interest rate on balances outstanding at December 31	1.63%	0.74%	0.35%
Weighted average interest rate during year	1.18%	0.52%	0.28%

13. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Subordinated debentures	$92,785	$92,785

FHLB Advances

There were no FHLB long-term advances outstanding as of December 31, 2017 and 2016. At December 31, 2017, our bank had FHLB advances available of approximately $1.47 billion, which was secured by certain real estate loans with a carrying value of $2.02 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. There was no interest expense on long-term FHLB advances in 2017, 2016 and 2015.

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

At December 31, 2017, future principal payments on long-term debt based on final maturity are as follows (in thousands):

Year Ending December 31:
2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	92,785
Total	$92,785

14. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2017, the bank had Statutory Retained Earnings of $85.6 million.

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

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company. On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company's outstanding common stock (the "2014 Repurchase Plan"). In January 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by $25.0 million. In March 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by an additional $75.0 million. In the year ended December 31, 2015, we repurchased 4,122,881 shares of common stock, at a cost of $93.5 million, excluding fees and expenses, under the 2014 Repurchase Plan.

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

In January 2017, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaces and supersedes in its entirety the 2016 Repurchase Plan previously approved by the Company's Board of Directors. In January 2017, prior to the 2017 Repurchase Plan being approved, 1,750 shares of common stock, at a cost of $0.1 million, were repurchased under the 2016 Repurchase Plan.

In November 2017, the Board of Directors authorized an increase in the share repurchase program authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). This amount is in addition to the $30.0 million in planned repurchases (the "2017 Repurchase Plan") authorized earlier this year. There is no expiration date on the Repurchase Plan.

In the year ended December 31, 2017, 864,483 shares of common stock, at a cost of $26.6 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

A total of $53.5 million remained available for repurchase under the Repurchase Plan at December 31, 2017.

15. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Mortgage banking income:
Loan servicing fees	$5,337	$5,421	$5,656
Amortization of mortgage servicing rights	(2,288)	(5,066)	(4,185)
Net gain on sale of residential mortgage loans	4,069	7,631	6,107
Unrealized gain (loss) on interest rate locks	(156)	83	(324)
Total mortgage banking income	$6,962	$8,069	$7,254

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$3,266	$3,094	$4,181
Directors stock awards	150	97	78
Income tax benefit	(1,903)	(1,269)	(1,694)
Net share-based compensation effect	$1,513	$1,922	$2,565

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. During 2017, the Company recorded an income tax benefit of $0.5 million as a result of restricted stock units vesting during the year.

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

As of December 31, 2017, 2016 and 2015, a total of 1,567,912, 1,671,752 and 1,922,130 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2017	162,063	$24.95
Changes during the year:
Granted	—	—
Exercised	—	—
Expired	(1,175)	706.54
Forfeited	(629)	210.50
Stock options outstanding as of December 31, 2017	160,259	$19.22	4.2	$2,410

Vested and exercisable as of December 31, 2017	160,259	$19.22	4.2	$2,410

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2017.

There were no options exercised during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the aggregate intrinsic value of options exercised under our stock option plan determined as of the date of exercise was $0.8 million and $0.2 million, respectively.

As of December 31, 2017, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

As of December 31, 2017, all shares have been vested. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.4 million, and $0.4 million, respectively.

No stock options were granted during the years ended December 31, 2017, 2016 and 2015.

Restricted Stock Awards and Units

Under the 1997, 2004 and 2013 Plans, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of December 31, 2017, there was $7.0 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.7 years.

The table below presents the activity of restricted stock awards and units for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During The Year (in thousands)
Unvested as of December 31, 2014	715,460	$15.77

Changes during the year:
Granted	173,897	19.50
Forfeited	(82,373)	16.73
Vested	(343,067)	15.21	$7,888
Unvested as of December 31, 2015	463,917	17.41

Changes during the year:
Granted	296,078	23.65
Forfeited	(66,972)	20.97
Vested	(255,326)	15.83	5,806
Unvested as of December 31, 2016	437,697	22.01

Changes during the year:
Granted	126,204	31.35
Forfeited	(31,570)	24.89
Vested	(134,780)	19.81	4,224
Unvested as of December 31, 2017	397,551	25.49

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$23,677	$33,067
Interest cost	926	1,374
Actuarial (gains) losses	752	1,039
Benefits paid	(1,884)	(2,413)
Annuity purchase	—	(9,390)
Benefit obligation at end of the year	23,471	23,677

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	18,539	26,321
Actual return on plan assets	2,177	1,021
Employer contributions	4,000	3,000
Benefits paid	(1,884)	(2,413)
Annuity purchase	—	(9,390)
Fair value of plan assets at end of year	22,832	18,539

Funded status at end of year	$(639)	$(5,138)

Amounts recognized in AOCI:
Net actuarial losses	$(8,472)	$(10,052)

Benefit obligation actuarial assumptions:
Weighted average discount rate	3.6%	4.1%

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost:
Interest cost	$926	$1,374	$1,383
Expected return on plan assets	(1,036)	(1,542)	(1,893)
Amortization of net actuarial losses	1,191	1,548	1,577
Settlement	—	3,847	—
Net periodic benefit cost	$1,081	$5,227	$1,067

Net periodic cost actuarial assumptions:
Weighted average discount rate	4.1%	4.3%	4.0%
Expected long-term rate of return on plan assets	5.5%	6.0%	7.0%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2018 is approximately $1.0 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2017	2016
Equity securities	53.9%	50.6%
Debt securities	42.3	34.0
Other	3.8	15.4
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2017 and 2016.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2017 and 2016 by asset category were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2017
Money market accounts	$858	$—	$—	$858
Mutual funds	12,258	—	—	12,258
Government obligations	—	1,942	—	1,942
Common stocks	5,509	—	—	5,509
Preferred stocks	176	—	—	176
Corporate bonds and debentures	—	2,089	—	2,089
Total	$18,801	$4,031	$—	$22,832

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2016
Money market accounts	$2,852	$—	$—	$2,852
Mutual funds	7,250	—	—	7,250
Government obligations	—	2,134	—	2,134
Common stocks	4,474	—	—	4,474
Preferred stocks	130	—	—	130
Corporate bonds and debentures	—	1,699	—	1,699
Total	$14,706	$3,833	$—	$18,539

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2018.

Estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2018	$1,852
2019	1,819
2020	1,777
2021	1,737
2022	1,672
2023-2027	7,460
Total	$16,317

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

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,292	$10,651
Interest cost	429	465
Actuarial (gains) losses	1,708	(598)
Benefits paid	(1,210)	(226)
Benefit obligation at end of year	11,219	10,292

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,209	226
Benefits paid	(1,209)	(226)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(11,219)	$(10,292)

Amounts recognized in AOCI
Net transition obligation	$(100)	$(112)
Prior service cost	(49)	(66)
Net actuarial losses	(2,163)	(701)
Total amounts recognized in AOCI	$(2,312)	$(879)

Benefit obligation actuarial assumptions
Weighted average discount rate	3.5%	4.1%

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$429	$465	$440
Amortization of net actuarial (gains) losses	102	51	111
Amortization of net transition obligation	18	17	16
Amortization of prior service cost	18	18	18
Settlement	138	—	—
Net periodic benefit cost	$705	$551	$585

Net periodic cost actuarial assumptions
Weighted average discount rate	4.1%	4.4%	4.1%

The estimated amortization of components included in AOCI that will be recognized into net periodic benefit cost for 2018 is as follows (in thousands):

Amortization of net actuarial losses	$102
Amortization of net transition obligation	18
Amortization of prior service cost	18

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.4 million to the SERP in 2018.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2018	$351
2019	347
2020	340
2021	325
2022	316
2023-2027	3,212
Total	$4,891

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

We match 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $2.1 million, $2.0 million and $1.6 million in 2017, 2016 and 2015, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2017, 2016 and 2015.

19. OPERATING LEASES

We lease certain property and equipment with lease terms expiring through 2045. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Rent expense charged to net occupancy	$8,318	$8,700	$9,287
Less: sublease income	(43)	(43)	(25)
Net rent expense charged to net occupancy	8,275	8,657	9,262
Add: rent expense charged to equipment expense	15	19	30
Total net rent expense	$8,290	$8,676	$9,292

The following is a schedule of future minimum rental commitments for all non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2017 (in thousands):

Year Ending December 31:
2018	$6,334
2019	5,827
2020	5,296
2021	4,755
2022	4,079
Thereafter	18,585
Total	$44,876

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2017 (in thousands):

Year Ending December 31:
2018	$1,750
2019	1,061
2020	833
2021	980
2022	429
Thereafter	184
Total	$5,237

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20. INCOME AND FRANCHISE TAXES

Components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2017
Federal	$1,727	$27,263	$28,990
State	(81)	4,943	4,862
Total	$1,646	$32,206	$33,852

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2016
Federal	$805	$19,842	$20,647
State	(4)	4,585	4,581
Total	$801	$24,427	$25,228

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2015
Federal	$1,128	$20,061	$21,189
State	(119)	6,018	5,899
Total	$1,009	$26,079	$27,088

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law making significant changes to the U.S. federal tax code. The most impactful, as related to the Company, included a decrease in the current U.S. federal corporate tax rate from 35% to 21% for the year beginning January 1, 2018. The estimated impact of Tax Reform on the Company's net deferred tax assets ("DTA") result in additional income tax expense of $7.4 million. The Company notes that it anticipates additional adjustments to the net DTA and income tax expense will be made in 2018 as deferred tax estimates are finalized for inclusion in the 2017 Federal and state income tax returns to be filed.

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$26,270	$25,260	$25,535
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,387)	(1,410)	(1,420)
Other tax-exempt income	(1,186)	(940)	(712)
Low-income housing and energy tax credits	(1,135)	(899)	(946)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	3,145	2,981	3,834
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	570	(52)	(44)
Estimated impact of Tax Reform on net deferred tax assets	7,440	—	—
Other, net	135	288	841
Total	$33,852	$25,228	$27,088

As required under the provisions of ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" during 2017, the Company recorded an income tax benefit of $0.5 million as a result of excess tax benefits from restricted stock units vesting during the year.

At December 31, 2017, there was $6.7 million of current federal income tax receivable, compared to a $28 thousand payable at December 31, 2016. Current state income taxes receivable were $6 thousand and $4 thousand at December 31, 2017 and 2016, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$10,622	$19,926
Accrued expenses	294	644
Employee retirement benefits	2,784	6,138
Federal and state tax credit carryforwards	12,473	33,803
Federal and state net operating loss carryforwards	3,306	2,732
Restricted stock and non-qualified stock options	661	412
Premises and equipment	3,633	4,106
Other	3,169	5,060
Total deferred tax assets	36,942	72,821

Deferred tax liabilities
Intangible assets	4,785	8,138
Other	2,343	3,006
Total deferred tax liabilities	7,128	11,144

Less: Deferred tax valuation allowance	3,321	2,751

Net deferred tax assets	$26,493	$58,926

In assessing the realizability of our net DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

As of December 31, 2017, the valuation allowance on our net DTA totaled $3.3 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was an increase of $0.6 million in 2017, compared to a decrease of $0.1 million in 2016.

Net of this valuation allowance, the Company's net DTA totaled $26.5 million as of December 31, 2017, compared to a net DTA of $58.9 million as of December 31, 2016.

At December 31, 2017, the Company had net apportioned NOL carryforwards for California state income tax purposes of $3.3 million, which are available to offset future state taxable income, if any, through 2031. The Company did not have any NOL carryforwards for U.S. federal or Hawaii state income tax purposes. In addition, we have state tax credit carryforwards of $11.3 million that do not expire. In 2017, we utilized the remainder of our federal tax credit carryforwards. Additionally, there are $1.2 million in net Hawaii state tax credit benefits related to the carryback of net operating loss filed in the amended 2008 Hawaii tax return.

At December 31, 2017, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2013 are closed.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2017
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(838)	$(333)	$(505)
Less: Reclassification adjustment for losses realized in net income	1,410	561	849
Net unrealized gains on investment securities	572	228	344

Defined benefit plans:
Net actuarial losses arising during the period	(1,318)	(518)	(800)
Amortization of net actuarial losses	1,293	460	833
Amortization of net transition obligation	18	7	11
Amortization of prior service cost	18	7	11
Settlement	138	55	83
Defined benefit plans, net	149	11	138

Other comprehensive income	$721	$239	$482

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2016
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(7,397)	$(2,945)	$(4,452)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	(7,397)	(2,945)	(4,452)

Defined benefit plans:
Net actuarial losses arising during the period	(963)	(385)	(578)
Amortization of net actuarial losses	1,599	634	965
Amortization of net transition obligation	17	6	11
Amortization of prior service cost	18	7	11
Settlement	3,847	1,528	2,319
Defined benefit plans, net	4,518	1,790	2,728

Other comprehensive loss	$(2,879)	$(1,155)	$(1,724)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2015
Net unrealized gains on investment securities:
Net unrealized losses arising during the period	$(9,184)	$(3,655)	$(5,529)
Less: Reclassification adjustment for gains realized in net income	1,866	742	1,124
Net unrealized losses on investment securities	(7,318)	(2,913)	(4,405)

Defined benefit plans:
Net actuarial gains arising during the period	687	274	413
Amortization of net actuarial losses	1,688	672	1,016
Amortization of net transition obligation	16	7	9
Amortization of prior service cost	18	7	11
Defined benefit plans, net	2,409	960	1,449

Other comprehensive loss	$(4,909)	$(1,953)	$(2,956)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2017, 2016 and 2015:

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss) before reclassifications	(505)	(800)	(1,305)
Amounts reclassified from AOCI	849	938	1,787
Total other comprehensive income	344	138	482
Balance at end of period	$5,073	$(6,112)	$(1,039)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income (loss) before reclassifications	(4,452)	(578)	(5,030)
Amounts reclassified from AOCI	—	3,306	3,306
Total other comprehensive income (loss)	(4,452)	2,728	(1,724)
Balance at end of period	$4,729	$(6,250)	$(1,521)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2015
Balance at beginning of period	$13,586	$(10,427)	$3,159

Other comprehensive income (loss) before reclassifications	(5,529)	413	(5,116)
Amounts reclassified from AOCI	1,124	1,036	2,160
Total other comprehensive income (loss)	(4,405)	1,449	(2,956)
Balance at end of period	$9,181	$(8,978)	$203

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2017, 2016 and 2015:

	Amount Reclassified from AOCI			Affected Line Item in the
Details about AOCI Components (Dollars in Thousands)	Year ended December 31,			Statement Where Net
	2017	2016	2015	Income is Presented

Sale of investment securities available for sale	$(1,410)	$—	$(1,866)	Investment securities gains (losses)
	561	—	742	Tax benefit
	$(849)	$—	$(1,124)	Net of tax

Defined benefit plan items:
Amortization of net actuarial losses	$(1,293)	$(1,599)	$(1,688)	(1)
Amortization of net transition obligation	(18)	(17)	(16)	(1)
Amortization of prior service cost	(18)	(18)	(18)	(1)
Settlement	(138)	(3,847)	—	(1)
	(1,467)	(5,481)	(1,722)	Total before tax
	529	2,175	686	Tax benefit
	$(938)	$(3,306)	$(1,036)	Net of tax

Total reclassifications for the period	$(1,787)	$(3,306)	$(2,160)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$41,204	$46,992	$45,868

Weighted average shares outstanding - basic	30,401	31,009	32,238
Dilutive effect of employee stock options and awards	238	216	413
Weighted average shares outstanding - diluted	30,638	31,225	32,651

Basic earnings per share	$1.36	$1.52	$1.42
Diluted earnings per share	$1.34	$1.50	$1.40

There were no potentially dilutive securities that have been excluded from the dilutive share calculation for the year ended December 31, 2017, compared to 1,892 and 8,217 potentially dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2016 and 2015, respectively, as their effect was anti-dilutive.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2017 and 2016, we did not have any forward foreign exchange contracts.

At December 31, 2017 and 2016, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Notional of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$917,405	$825,304
Standby letters of credit and financial guarantees written	13,551	16,073

Notional of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	2,494	879
Forward interest rate contracts	18,748	32,497

25. FAIR VALUE OF ASSETS AND LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable, the majority of Federal Home Loan Bank advances and other short-term borrowings, and accrued interest payable.

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

Mortgage Servicing Rights

Fair value of mortgage servicing rights is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and balloon loans) include average discount rates and prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business and the value of assets and liabilities that are not considered financial instruments. For example, significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets, premises and equipment and core deposit premium.

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017
Financial assets:
Cash and due from financial institutions	$75,318	$75,318	$75,318	$—	$—
Interest-bearing deposits in other financial institutions	6,975	6,975	6,975	—	—
Investment securities	1,496,644	1,494,092	825	1,481,473	11,794
Loans held for sale	16,336	16,336	—	16,336	—
Loans and leases, net of allowance for loan and lease losses	3,720,614	3,684,834	—	21,280	3,663,554
Mortgage servicing rights	15,843	17,161	—	—	17,161
Federal Home Loan Bank stock	7,761	7,761	7,761	—	—
Accrued interest receivable	16,581	16,581	16,581	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,395,556	1,395,556	1,395,556	—	—
Interest-bearing demand and savings deposits	2,414,930	2,414,930	2,414,930	—	—
Time deposits	1,145,868	1,140,064	—	—	1,140,064
Federal Home Loan Bank advances and other short-term borrowings	32,000	32,000	—	32,000	—
Long-term debt	92,785	70,139	—	70,139	—
Accrued interest payable (included in other liabilities)	3,698	3,698	3,698	—	—

Off-balance sheet financial instruments:
Commitments to extend credit	917,405	1,140	—	1,140	—
Standby letters of credit and financial guarantees written	13,551	203	—	203	—
Derivatives:
Interest rate lock commitments	2,494	12	—	12	—
Forward sale commitments	18,748	(26)	—	(26)	—

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Financial assets:
Cash and due from financial institutions	$75,272	$75,272	$75,272	$—	$—
Interest-bearing deposits in other financial institutions	9,069	9,069	9,069	—	—
Investment securities	1,461,515	1,458,213	660	1,445,357	12,196
Loans held for sale	31,881	31,881	—	31,881	—
Loans and leases, net of allowance for loan and lease losses	3,468,259	3,426,976	—	30,723	3,396,253
Mortgage servicing rights	15,779	18,087	—	—	18,087
Federal Home Loan Bank stock	11,572	11,572	11,572	—	—
Accrued interest receivable	15,675	15,675	15,675	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,265,246	1,265,246	1,265,246	—	—
Interest-bearing demand and savings deposits	2,253,591	2,253,591	2,253,591	—	—
Time deposits	1,089,364	1,088,436	—	—	1,088,436
Federal Home Loan Bank advances and other short-term borrowings	135,000	135,000	—	135,000	—
Long-term debt	92,785	68,186	—	68,186	—
Accrued interest payable (included in other liabilities)	1,556	1,556	1,556	—	—

Off-balance sheet financial instruments:
Commitments to extend credit	825,304	1,046	—	1,046	—
Standby letters of credit and financial guarantees written	16,073	241	—	241	—
Derivatives:
Interest rate lock commitments	879	6	—	6	—
Forward sale commitments	32,497	136	—	136	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017.

The following table below presents the the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017
Available for sale securities:
Debt securities:
States and political subdivisions	$179,781	$—	$167,987	$11,794
Corporate securities	74,278	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	—	25,510	—
Mortgage-backed securities:
Residential-U.S. Government sponsored entities	800,683	—	800,683	—
Residential-Non-government agencies	46,763	—	46,763	—
Commercial-U.S. Government agencies and sponsored entities	39,725	—	39,725	—
Commercial-Non-government agencies	137,326	—	137,326	—
Other	825	825	—	—
Derivatives: Interest rate lock and forward sale commitments	(14)	—	(14)	—
Total	$1,304,877	$825	$1,292,258	$11,794

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Available for sale securities:
Debt securities:
States and political subdivisions	$185,041	$—	$172,845	$12,196
Corporate securities	99,389	—	99,389	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	—	—	—
Mortgage-backed securities:
U.S. Government sponsored entities	769,986	—	769,986	—
Non-government sponsored entities	188,771	—	188,771	—
Other	660	660	—	—
Derivatives: Interest rate lock and forward sale commitments	142	—	142	—
Total	$1,243,989	$660	$1,231,133	$12,196

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)
Balance as of December 31, 2015	$12,479
Principal payments received	(338)
Purchases	—
Unrealized net loss included in other comprehensive gain	55
Balance as of December 31, 2016	$12,196
Principal payments received	(358)
Purchases
Unrealized net loss included in other comprehensive loss	(44)
Balance as of December 31, 2017	$11,794

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.8 million and $12.2 million at December 31, 2017 and 2016, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2017, the weighted average discount rate utilized was 4.81%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2017
Impaired loans (1)	$21,280	$—	$21,280	$—	$—
Mortgage servicing rights	17,161	—	—	17,161	—
Other real estate (2)	851	—	851	—	—
Total					$—

December 31, 2016
Impaired loans (1)	$30,723	$—	$30,723	$—	$—
Mortgage servicing rights	18,087	—	—	18,087	—
Other real estate (2)	791	—	791	—	—
Total					$—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

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

Segment net income (loss) and assets are provided in the following table for the periods indicated:

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2017
Net interest income	$140,077	$27,626	$—	$167,703
Intersegment net interest income (expense)	32,977	(25,000)	(7,977)	—
Credit (provision) for loan and lease losses	2,674	—	—	2,674
Other operating income	22,511	2,448	11,537	36,496
Other operating expense	(60,939)	(1,433)	(69,445)	(131,817)
Administrative and overhead expense allocation	(61,082)	(972)	62,054	—
Income taxes	(34,376)	(1,204)	1,728	(33,852)
Net income (loss)	$41,842	$1,465	$(2,103)	$41,204

Balance as of December 31, 2017
Investment securities	$—	$1,496,644	$—	$1,496,644
Loans and leases (including loans held for sale)	3,786,951	—	—	3,786,951
Other	42,243	228,608	69,262	340,113
Total assets	$3,829,194	$1,725,252	$69,262	$5,623,708

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2016
Net interest income	$128,673	$29,277	$—	$157,950
Intersegment net interest income (expense)	36,655	(26,618)	(10,037)	—
Credit (provision) for loan and lease losses	5,517	—	—	5,517
Other operating income	25,994	3,148	13,174	42,316
Other operating expense	(58,856)	(1,616)	(73,091)	(133,563)
Administrative and overhead expense allocation	(64,139)	(918)	65,057	—
Income taxes	(25,796)	(1,143)	1,711	(25,228)
Net income	$48,048	$2,130	$(3,186)	$46,992

Balance as of December 31, 2016
Investment securities	$—	$1,461,515	$—	$1,461,515
Loans and leases (including loans held for sale)	3,556,771	—	—	3,556,771
Other	56,482	241,387	68,081	365,950
Total assets	$3,613,253	$1,702,902	$68,081	$5,384,236

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2015
Net interest income	$115,936	$33,592	$—	$149,528
Intersegment net interest income (expense)	43,686	(31,576)	(12,110)	—
Credit (provision) for loan and lease losses	15,671	—	—	15,671
Other operating income	23,447	967	10,385	34,799
Other operating expense	(59,273)	(1,859)	(65,910)	(127,042)
Administrative and overhead expense allocation	(59,266)	(1,042)	60,308	—
Income taxes	(28,070)	(29)	1,011	(27,088)
Net income (loss)	$52,131	$53	$(6,316)	$45,868

27. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2017, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $396.0 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2017, the bank had Statutory Retained Earnings of $85.6 million. For further information, see Note 14 - Equity.

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

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated. The Company’s and the bank’s leverage capital, Tier 1, total risk-based capital ratios, and common equity Tier 1 (CET1) risk based capital as of December 31, 2017 were above the levels required for a "well-capitalized" regulatory designation.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2017
Leverage capital	$578,607	10.4%	$223,646	4.0%	$279,557	5.0%
Tier 1 risk-based capital	578,607	14.7	236,721	6.0	315,628	8.0
Total risk-based capital	628,068	15.9	315,628	8.0	394,535	10.0
CET1 risk-based capital	490,861	12.4	177,541	4.5	256,448	6.5

As of December 31, 2016
Leverage capital	562,460	10.6	211,383	4.0	264,229	5.0
Tier 1 risk-based capital	562,460	14.2	237,157	6.0	316,209	8.0
Total risk-based capital	612,202	15.5	316,209	8.0	395,261	10.0
CET1 risk-based capital	485,268	12.3	177,868	4.5	256,920	6.5

Central Pacific Bank
As of December 31, 2017
Leverage capital	565,412	10.1	223,431	4.0	279,289	5.0
Tier 1 risk-based capital	565,412	14.4	236,401	6.0	315,201	8.0
Total risk-based capital	614,732	15.6	315,201	8.0	394,002	10.0
CET1 risk-based capital	565,412	14.4	177,301	4.5	256,101	6.5

As of December 31, 2016
Leverage capital	541,577	10.3	211,135	4.0	263,918	5.0
Tier 1 risk-based capital	541,577	13.7	236,806	6.0	315,741	8.0
Total risk-based capital	591,185	15.0	315,741	8.0	394,677	10.0
CET1 risk-based capital	541,577	13.7	177,604	4.5	256,540	6.5

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$13,931	$19,500
Investment securities available for sale	825	660
Investment in subsidiary bank, at equity in underlying net assets	572,101	569,898
Accrued interest receivable and other assets	9,577	10,682
Total assets	$596,434	$600,740

Liabilities and Equity
Long-term debt	$92,785	$92,785
Other liabilities	3,614	3,280
Total liabilities	96,399	96,065

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at December 31, 2017 and 2016	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 30,024,222 and 30,796,243 shares at December 31, 2017 and 2016, respectively	503,988	530,932
Surplus	86,098	84,180
Accumulated deficit	(89,036)	(108,941)
Accumulated other comprehensive income (loss)	(1,039)	(1,521)
Total shareholders’ equity	500,011	504,650
Non-controlling interest	$24	$25
Total equity	$500,035	$504,675

Total liabilities and equity	$596,434	$600,740

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income:
Dividends from subsidiary bank	$43,000	$29,965	$111,765
Interest income:
Interest from subsidiary bank	6	6	9
Other income	150	100	91
Total income	43,156	30,071	111,865

Expense:
Interest on long-term debt	3,479	3,005	2,626
Other expenses	2,002	2,739	2,551
Total expenses	5,481	5,744	5,177

Gain (loss) before income taxes and equity in undistributed income of subsidiaries	37,675	24,327	106,688
Income tax expense (benefit)	(1,781)	(2,467)	670
Income before equity in undistributed income of subsidiaries	39,456	26,794	106,018

Equity in undistributed income (loss) of subsidiary bank	1,748	20,198	(60,150)
Net income	$41,204	$46,992	$45,868

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$41,204	$46,992	$45,868
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(442)	15,683	670
Equity in undistributed income (loss) of subsidiary bank	(1,748)	(20,198)	60,150
Share-based compensation	1,918	1,045	1,429
Other, net	1,357	(697)	983
Net cash provided by operating activities	42,289	42,825	109,100

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	—	941	360
Repurchases of common stock	(26,559)	(18,206)	(93,533)
Dividends paid	(21,299)	(18,619)	(26,143)
Net cash used in financing activities	(47,858)	(35,884)	(119,316)

Net increase (decrease) in cash and cash equivalents	(5,569)	6,941	(10,216)

Cash and cash equivalents at beginning of year	19,500	12,559	22,775
Cash and cash equivalents at end of year	$13,931	$19,500	$12,559

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2017
Total interest income	$44,213	$45,080	$45,993	$47,276	$182,562
Total interest expense	2,958	3,451	3,998	4,452	14,859
Net interest income	41,255	41,629	41,995	42,824	167,703
Provision (credit) for loan and lease losses	(80)	(2,282)	(126)	(186)	(2,674)
Net interest income after provision (credit) for loan and lease losses	41,335	43,911	42,121	43,010	170,377
Income before income taxes	19,889	19,446	18,179	17,542	75,056
Net income	13,079	12,025	11,812	4,288	41,204
Basic earnings per share	$0.43	$0.39	$0.39	$0.14	$1.36
Diluted earnings per share	0.42	0.39	0.39	0.14	1.34

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2016
Total interest income	$41,249	$41,870	$41,765	$42,255	$167,139
Total interest expense	2,038	2,261	2,339	2,551	9,189
Net interest income	39,211	39,609	39,426	39,704	157,950
Provision (credit) for loan and lease losses	(747)	(1,382)	(743)	(2,645)	(5,517)
Net interest income after provision (credit) for loan and lease losses	39,958	40,991	40,169	42,349	163,467
Investment securities gains (losses)	—	—	—	—	—
Income before income taxes	17,248	18,468	17,858	18,646	72,220
Net income	11,181	12,137	11,466	12,208	46,992
Basic earnings per share	$0.36	$0.39	$0.37	$0.40	$1.52
Diluted earnings per share	0.35	0.39	0.37	0.39	1.50

29. SUBSEQUENT EVENTS

There were no material subsequent events that have occurred which would require recognition or disclosure in these consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017. Information concerning the Company’s Code of Conduct and Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics" of the Company’s 2018 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2018 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2018 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2018 Proxy Statement.

The following table provides information as of December 31, 2017 regarding securities issued under our equity compensation plans that were in effect during fiscal 2017.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	160,259	$19.22	1,567,912
Equity compensation plans not approved by security holders	—	—	—
Total	160,259	$19.22	1,567,912

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2018 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 4—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm" of the Company’s 2018 Proxy Statement.

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

(a) 3.                    Exhibits

 ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

10.1	Split Dollar Life Insurance Plan (3) (4)

10.2	Central Pacific Bank Supplemental Executive Retirement Plan (4) (5)

10.3	The Registrant’s Directors’ Deferred Compensation Plan (4) (6)

10.4	The Registrant’s 2004 Stock Compensation Plan, as amended (4) (7)

10.5	Form of Restricted Stock Award Agreement to Non-Employee Director under 2004 Stock Compensation Plan (4) (7)

10.6	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (4) (10)

10.7	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (4) (9)

10.8	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (4) (11)

10.9	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (9)

10.10	The Registrant’s 2004 Annual Executive Incentive Plan (4) (7)

10.11	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (9)

10.12	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (4) (12)

10.13	Amendment No. 2012-01 to the Registrant's 2004 Stock Compensation Plan (13)

10.14	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.15	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.16	The Registrant’s 2013 Stock Compensation Plan (14)

10.17	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.18	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.19	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.20	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

Exhibit No.	Document
10.21	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

12.1	Statements re. Computation of Ratios *

14.1	The Registrant’s Code of Conduct and Ethics (11)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (11)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

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

Dated:	February 28, 2018
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Catherine Ngo	President and Chief Executive Officer	February 28, 2018
A. Catherine Ngo	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	February 28, 2018
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ John C. Dean	Executive Chair	February 28, 2018
John C. Dean

/s/ Christine H. H. Camp	Director	February 28, 2018
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 28, 2018
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 28, 2018
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	February 28, 2018
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 28, 2018
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 28, 2018
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 28, 2018
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 28, 2018
Crystal K. Rose

/s/ Paul K. Yonamine	Director	February 28, 2018
Paul K. Yonamine