Form 10-K/A
period 2017-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2018-03-05
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Central Pacific Financial Corp. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 28, 2018 (the “Original Filing”).

This Amendment No. 1 is being filed solely to revise the Report of Independent Registered Public Accounting Firm related to KPMG LLP's opinion on our consolidated financial statements contained in Part II, Item 8 of the Original Filing. During the processing of the Original Filing, the following statement in KPMG LLP's opinion was inadvertently omitted, "we or our predecessor firms have served as the Company's auditor since 1975".

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits to Amendment No. 1, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing.

PART II

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

/s/ KPMG LLP

We or our predecessor firms have served as the Company’s auditor since 1975.

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

(a) 3.                    Exhibits

 ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended (2)

10.1	Split Dollar Life Insurance Plan (3) (4)

10.2	Central Pacific Bank Supplemental Executive Retirement Plan (4) (5)

10.3	The Registrant’s Directors’ Deferred Compensation Plan (4) (6)

10.4	The Registrant’s 2004 Stock Compensation Plan, as amended (4) (7)

10.5	Form of Restricted Stock Award Agreement to Non-Employee Director under 2004 Stock Compensation Plan (4) (7)

10.6	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (4) (10)

10.7	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (4) (9)

10.8	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (4) (11)

10.9	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (4) (9)

10.10	The Registrant’s 2004 Annual Executive Incentive Plan (4) (7)

10.11	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (4) (9)

10.12	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (4) (12)

10.13	Amendment No. 2012-01 to the Registrant's 2004 Stock Compensation Plan (13)

10.14	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.15	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (13)

10.16	The Registrant’s 2013 Stock Compensation Plan (14)

10.17	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.18	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.19	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.20	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

Exhibit No.	Document
10.21	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

12.1	Statements re. Computation of Ratios (Previously Filed as Exhibit 12.1 to the Original Filing)

14.1	The Registrant’s Code of Conduct and Ethics (11)

14.2	The Registrant’s Code of Conduct and Ethics for Senior Financial Officers (11)

21	Subsidiaries of the Registrant (Previously Filed as Exhibit 21 to the Original Filing)

23	Consent of Independent Registered Public Accounting Firm *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 5, 2018
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer