Form 10-Q
period 2018-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2018-05-09
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 25, 2018 was 29,600,237 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$59,905	$75,318
Interest-bearing deposits in other banks	5,875	6,975
Investment securities:
Available-for-sale debt securities, at fair value	1,326,092	1,304,066
Held-to-maturity debt securities, at amortized cost; fair value of: $171,399 at March 31, 2018 and $189,201 at December 31, 2017	177,078	191,753
Equity securities, at fair value	753	825
Total investment securities	1,503,923	1,496,644

Loans held for sale	7,492	16,336

Loans and leases	3,816,146	3,770,615
Allowance for loan and lease losses	(49,217)	(50,001)
Net loans and leases	3,766,929	3,720,614

Premises and equipment, net	47,436	48,348
Accrued interest receivable	16,070	16,581
Investment in unconsolidated subsidiaries	6,478	7,088
Other real estate owned	595	851
Mortgage servicing rights	15,821	15,843
Core deposit premium	1,337	2,006
Bank-owned life insurance	156,611	156,293
Federal Home Loan Bank stock	9,007	7,761
Other assets	53,808	53,050
Total assets	$5,651,287	$5,623,708

Liabilities
Deposits:
Noninterest-bearing demand	$1,349,029	$1,395,556
Interest-bearing demand	946,464	933,054
Savings and money market	1,533,483	1,481,876
Time	1,151,455	1,145,868
Total deposits	4,980,431	4,956,354

Short-term borrowings	56,000	32,000
Long-term debt	92,785	92,785
Other liabilities	37,963	42,534
Total liabilities	5,167,179	5,123,673

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 29,707,122 at March 31, 2018 and 30,024,222 at December 31, 2017	493,794	503,988
Surplus	86,497	86,098
Accumulated deficit	(78,454)	(89,036)
Accumulated other comprehensive income (loss)	(17,729)	(1,039)
Total shareholders' equity	484,108	500,011
Non-controlling interest	—	24
Total equity	484,108	500,035
Total liabilities and equity	$5,651,287	$5,623,708
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Interest income:
Interest and fees on loans and leases	$37,390	$34,957
Interest and dividends on investment securities:
Taxable interest	8,843	8,135
Tax-exempt interest	933	979
Dividends	15	12
Interest on deposits in other banks	84	74
Dividends on Federal Home Loan Bank stock	45	56
Total interest income	47,310	44,213
Interest expense:
Interest on deposits:
Demand	180	140
Savings and money market	369	257
Time	3,425	1,717
Interest on short-term borrowings	43	31
Interest on long-term debt	971	813
Total interest expense	4,988	2,958
Net interest income	42,322	41,255
Provision (credit) for loan and lease losses	(211)	(80)
Net interest income after credit for loan and lease losses	42,533	41,335
Other operating income:
Mortgage banking income	1,847	1,943
Service charges on deposit accounts	2,003	2,036
Other service charges and fees	3,034	2,748
Income from fiduciary activities	956	864
Equity in earnings of unconsolidated subsidiaries	43	61
Fees on foreign exchange	211	163
Income from bank-owned life insurance	318	1,117
Loan placement fees	197	134
Net gain on sales of foreclosed assets	—	102
Other	345	846
Total other operating income	8,954	10,014
Other operating expense:
Salaries and employee benefits	18,505	17,387
Net occupancy	3,266	3,414
Equipment	1,068	842
Amortization of core deposit premium	669	668
Communication expense	898	900
Legal and professional services	1,821	1,792
Computer software expense	2,267	2,252
Advertising expense	612	392
Foreclosed asset expense	294	36
Other	4,118	3,777
Total other operating expense	33,518	31,460
Income before income taxes	17,969	19,889
Income tax expense	3,692	6,810
Net income	$14,277	$13,079
Per common share data:
Basic earnings per common share	$0.48	$0.43
Diluted earnings per common share	$0.48	$0.42
Cash dividends declared	$0.19	$0.16
Shares used in computation:
Basic shares	29,807,572	30,714,895
Diluted shares	30,041,351	31,001,238
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income	$14,277	$13,079
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(14,971)	2,124
Minimum pension liability adjustment	256	(364)
Total other comprehensive income (loss), net of tax	(14,715)	1,760
Comprehensive income (loss)	$(438)	$14,839

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	1,975	(1,975)	—	—
Net income	—	—	—	—	14,277	—	—	14,277
Other comprehensive loss	—	—	—	—	—	(14,715)	—	(14,715)
Cash dividends ($0.19 per share)	—	—	—	—	(5,670)	—	—	(5,670)
2,850 net shares of common stock purchased by directors' deferred compensation plan	—	—	(83)	—	—	—	—	(83)
344,362 shares of common stock repurchased and other related costs	(344,362)	—	(10,111)		—	—	—	(10,111)
Share-based compensation	27,262	—	—	399	—	—	—	399
Non-controlling interest	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2018	29,707,122	$—	$493,794	$86,497	$(78,454)	$(17,729)	$—	$484,108

Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	13,079	—	—	13,079
Other comprehensive income	—	—	—	—	—	1,760	—	1,760
Cash dividends ($0.16 per share)	—	—	—	—	(4,922)	—	—	(4,922)
113,750 shares of common stock repurchased and other related costs	(113,750)	—	(3,529)	—	—	—	—	(3,529)
Share-based compensation	18,726	—	—	498	—	—	—	498
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at March 31, 2017	30,701,219	$—	$527,403	$84,678	$(100,784)	$239	$25	$511,561

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") 2018-02 and ASU 2016-01. See Note 2 - Recent Accounting Pronouncements to the consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$14,277	$13,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(211)	(80)
Depreciation and amortization	1,599	1,537
Write down of other real estate, net of gain on sale	256	(162)
Amortization of core deposit premium and mortgage servicing rights	1,126	1,188
Net amortization and accretion of premium/discounts on investment securities	2,922	2,966
Share-based compensation	399	498
Net gain on sales of residential mortgage loans	(972)	(1,312)
Proceeds from sales of loans held for sale	64,106	86,663
Originations of loans held for sale	(54,290)	(63,375)
Equity in earnings of unconsolidated subsidiaries	(43)	(61)
Net increase in cash surrender value of bank-owned life insurance	(318)	(208)
Deferred income taxes	3,620	6,685
Net tax benefits from share-based compensation	72	125
Net change in other assets and liabilities	(3,198)	(2,373)
Net cash provided by operating activities	29,345	45,170
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	40,039	49,204
Purchases of investment securities available-for-sale	(85,240)	(107,512)
Proceeds from maturities of and calls on investment securities held-to-maturity	14,545	6,069
Net loan proceeds (originations)	(46,144)	2,111
Purchases of loan portfolios	—	(24,121)
Proceeds from sale of foreclosed loans/other real estate owned	40	102
Proceeds from bank-owned life insurance	—	782
Purchases of premises and equipment	(687)	(1,582)
Net return of capital from unconsolidated subsidiaries	539	438
Net (purchases of) proceeds from redemption of FHLB stock	(1,246)	4,239
Net cash used in investing activities	(78,154)	(70,270)
Cash flows from financing activities:
Net increase in deposits	24,077	169,243
Net (decrease) increase in short-term borrowings	24,000	(114,000)
Cash dividends paid on common stock	(5,670)	(4,922)
Repurchases of common stock and other related costs	(10,111)	(3,529)
Net cash provided by financing activities	32,296	46,792
Net increase (decrease) in cash and cash equivalents	(16,513)	21,692
Cash and cash equivalents at beginning of period	82,293	84,341
Cash and cash equivalents at end of period	$65,780	$106,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,877	$2,396
Income taxes	22	—
Supplemental disclosure of non-cash investing and financing activities:
Net reclassification of loans to foreclosed loans/other real estate owned	40	—

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K, as amended by our Form 10-K/A for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment was consolidated into our financial statements. One Hawaii HomeLoans, LLC was terminated in 2017, and final payment of taxes and distributions to members were made in March 2018.

We have 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. We also had 50% ownership interest in one additional mortgage loan origination and brokerage company, Pacific Access Mortgage, LLC, which was also accounted for using the equity method and was included in investment in unconsolidated subsidiaries. Pacific Access Mortgage, LLC was terminated in 2017, and final payment of taxes and distributions to members were made in March 2018.

We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.1 million and $6.3 million, respectively, at March 31, 2018 and $0.6 million and $6.5 million, respectively, at December 31, 2017. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Reclassifications

The Company's equity investment securities in the prior year have been reclassified from available-for-sale debt securities to conform to the current year's presentation. The reclassification had no impact on the Company's reported net income or shareholders' equity.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaces most existing revenue recognition guidance in GAAP. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This included reviewing the contracts potentially impacted by the standard in revenue streams such as deposit-related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. We adopted ASU 2014-09 and all subsequent amendments to the standard beginning January 1, 2018 under the modified retrospective approach. Based on our analysis, the standard required us to change how we recognize certain recurring revenue streams on a gross versus net basis. This resulted in an increase in other service charges and fees totaling $0.1 million during the first quarter of 2018 and the resultant increase in other operating expense-other for the same amount. These changes did not have an impact to our net income; as such a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be recorded in accordance with legacy GAAP. Refer to Note 12 - Revenue from Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of Accounting Standards Codification ("ASC") 606.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The amendments in ASU 2016-01 made targeted improvements to GAAP as follows: 1) required equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminated the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminated the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and 8) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU 2016-01 beginning January 1, 2018, which resulted in a reclassification of the Company's equity investment securities portfolio of $0.8 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively, from available-for-sale debt securities to equity securities on the Company's consolidated balance sheets. Changes in fair value are recognized in net income. In addition, during the first quarter of 2018, the Company recorded a cumulative effect adjustment which increased opening retained earnings (or reduced opening accumulated deficit) and decreased accumulated other comprehensive income (loss) ("AOCI") by $0.1 million related to the unrealized gains on the equity investment securities portfolio and changes in the fair value of the equity investment securities portfolio were recognized in net income. The Company also engaged a third-party consultant, who used a refined calculation to determine the fair value of our loans held for investment portfolio using the exit price notion, which is included in our fair value disclosures in Note 18 - Fair Value of Financial Assets and Liabilities. The refined calculation did not have a material impact on our fair value disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provided guidance on eight statement of cash flow classification issues and was intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. The Company adopted ASU 2016-15 effective January 1, 2018. The amendments in ASU 2016-15 did not impact the Company's financial statements as our current practice was consistent with the update.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." ASU 2017-07 requires an entity to present the service cost component of the net periodic benefit cost in the same line item or items in the statement of income as other employee compensation costs arising from services rendered by the pertinent employees during the period. In addition, only the service cost component is eligible for capitalization. The other components of net benefit costs should be presented in the statement of income separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is used to present the other components, that line item shall be described appropriately. The line items used in the income statement to present the components other than the service cost component shall be disclosed if a Company elects to not present them in a separate line item. The Company adopted ASU 2017-07 effective January 1, 2018. The amendments in ASU 2017-07 did not impact the Company's financial statements.

In March 2017, the FASB issued ASU 2017-08, "Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted ASU 2017-08 effective January 1, 2018. The amendments in ASU 2017-08 did not impact the Company's financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification." ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company adopted ASU 2017-09 effective January 1, 2018. The amendments in ASU 2017-09 did not impact the Company's financial statements as the Company has not historically had any scope modifications and has no plans to do so in the near future.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 was issued to address certain stranded tax effects in AOCI as a result of H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). ASU 2018-02 provides companies the option to reclassify stranded tax effects within AOCI to retained earnings (or accumulated deficit) in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax assets and liabilities related to items within AOCI. ASU 2018-02 requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. Although ASU 2018-02 was effective for the Company's reporting period beginning on January 1, 2019, the Company elected to early adopt the standard effective January 1, 2018. As a result, the Company recorded cumulative effect adjustments which increased opening retained earnings (or reduced opening accumulated deficit) and decreased AOCI for the stranded tax effects related to the Company's defined benefit pension and supplemental retirement plan obligations and the unrealized gain on the Company's investment securities portfolio by $1.4 million and $0.5 million, respectively.

3. INVESTMENT SECURITIES

A summary of our investment portfolio is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$96,619	$29	$(3,510)	$93,138
Commercial - U.S. Government-sponsored entities	80,459	—	(2,198)	78,261
Total	$177,078	$29	$(5,708)	$171,399

Available-for-sale:
Debt securities:
States and political subdivisions	$177,766	$1,385	$(1,930)	$177,221
Corporate securities	68,433	51	(426)	68,058
U.S. Treasury obligations and direct obligations of U.S Government agencies	37,148	84	(79)	37,153
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	831,728	493	(20,899)	811,322
Commercial - U.S. Government agencies and sponsored entities	54,628	—	(1,171)	53,457
Residential - Non-government agencies	44,667	396	(623)	44,440
Commercial - Non-government agencies	135,010	998	(1,567)	134,441
Total	$1,349,380	$3,407	$(26,695)	$1,326,092

Equity securities	$619	$134	$—	$753

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$100,279	$106	$(2,222)	$98,163
Commercial - U.S. Government-sponsored entities	91,474	—	(436)	91,038
Total	$191,753	$106	$(2,658)	$189,201

Available-for-sale:
Debt securities:
States and political subdivisions	$178,459	$2,041	$(719)	$179,781
Corporate securities	73,772	582	(76)	74,278
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,519	60	(69)	25,510
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	808,242	2,230	(9,789)	800,683
Commercial - U.S. Government agencies and sponsored entities	40,012	—	(287)	39,725
Residential - Non-government agencies	45,679	1,084	—	46,763
Commercial - Non-government agencies	135,058	2,461	(193)	137,326
Total	$1,306,741	$8,458	$(11,133)	$1,304,066

Equity securities	$686	$139	$—	$825

The amortized cost and estimated fair value of investment securities at March 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$96,619	$93,138
Commercial - U.S. Government-sponsored entities	80,459	78,261
Total	$177,078	$171,399

Available-for-sale:
Due in one year or less	$13,691	$13,702
Due after one year through five years	156,766	156,598
Due after five years through ten years	49,619	49,279
Due after ten years	63,271	62,853

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	831,728	811,322
Commercial - U.S. Government agencies and sponsored entities	54,628	53,457
Residential - Non-government agencies	44,667	44,440
Commercial - Non-government agencies	135,010	134,441
Total	$1,349,380	$1,326,092

Equity securities	$619	$753

We did not sell any available-for-sale securities during the three months ended March 31, 2018 and 2017.

Investment securities of $1.04 billion and $1.08 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 335 and 223 investment securities which were in an unrealized or unrecognized loss position at March 31, 2018 and December 31, 2017, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Debt securities:
States and political subdivisions	$81,236	$(1,043)	$14,893	$(887)	$96,129	$(1,930)
Corporate securities	44,658	(245)	5,177	(181)	49,835	(426)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,852	(79)	—	—	10,852	(79)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	550,723	(10,744)	321,774	(13,665)	872,497	(24,409)
Residential - Non-government agencies	26,466	(623)	—	—	26,466	(623)
Commercial - U.S. Government agencies and sponsored entities	131,718	(3,369)	—	—	131,718	(3,369)
Commercial - Non-government agencies	83,975	(1,567)	—	—	83,975	(1,567)
Total temporarily impaired securities	$929,628	$(17,670)	$341,844	$(14,733)	$1,271,472	$(32,403)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Debt securities:
States and political subdivisions	$53,811	$(305)	$15,403	$(414)	$69,214	$(719)
Corporate securities	—	—	5,307	(76)	5,307	(76)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,740	(69)	—	—	10,740	(69)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	335,883	(3,372)	340,219	(8,639)	676,102	(12,011)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government-sponsored entities	130,763	(723)	—	—	130,763	(723)
Commercial - Non-government agencies	28,490	(193)	—	—	28,490	(193)
Total temporarily impaired securities	$559,687	$(4,662)	$360,929	$(9,129)	$920,616	$(13,791)

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$516,160	$503,738
Real estate:
Construction	62,046	64,525
Residential mortgage	1,347,555	1,337,193
Home equity	425,510	412,230
Commercial mortgage	1,007,296	979,239
Consumer	454,967	470,819
Leases	285	362
Gross loans and leases	3,813,819	3,768,106
Net deferred costs	2,327	2,509
Total loans and leases, net of deferred costs	$3,816,146	$3,770,615

During the three months ended March 31, 2018, we foreclosed on one loan totaling $40 thousand, which was sold at book value. During the three months ended March 31, 2017, we did not foreclose on any loans. During the three months ended March 31, 2018 and 2017, we did not transfer any loans to the held-for-sale category. We did not sell any portfolio loans during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, we did not purchase any loan portfolios.

In March 2017, we purchased a direct auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield, net of the premium paid and servicing costs, of 2.60%.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of March 31, 2018 and December 31, 2017:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
March 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,476	1,714	14,207	3,328	16,186	6,306	—	49,217
Total ending balance	$7,476	$1,714	$14,207	$3,328	$16,186	$6,306	$—	$49,217

Loans and leases:
Individually evaluated for impairment	$457	$2,517	$13,626	$659	$3,704	$—	$—	$20,963
Collectively evaluated for impairment	515,703	59,529	1,333,929	424,851	1,003,592	454,967	285	3,792,856
Subtotal	516,160	62,046	1,347,555	425,510	1,007,296	454,967	285	3,813,819
Net deferred costs (income)	320	(393)	3,933	(1)	(1,468)	(64)	—	2,327
Total loans and leases, net of deferred costs (income)	$516,480	$61,653	$1,351,488	$425,509	$1,005,828	$454,903	$285	$3,816,146

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,594	1,835	14,328	3,317	16,801	6,126	—	50,001
Total ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	6,126	$—	$50,001

Loans and leases:
Individually evaluated for impairment	$491	$2,597	$13,862	$416	$3,914	$—	$—	$21,280
Collectively evaluated for impairment	503,247	61,928	1,323,331	411,814	975,325	470,819	362	3,746,826
Subtotal	503,738	64,525	1,337,193	412,230	979,239	470,819	362	3,768,106
Net deferred costs (income)	281	(285)	4,028	—	(1,442)	(73)	—	2,509
Total loans and leases, net of deferred costs (income)	$504,019	$64,240	$1,341,221	$412,230	$977,797	$470,746	$362	$3,770,615

There were no impaired loans with an allowance recorded as of March 31, 2018 and December 31, 2017. The following table presents by class, information related to impaired loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$568	$457	$—	$602	$491	$—
Real estate:
Construction	7,867	2,517	—	7,947	2,597	—
Residential mortgage	14,685	13,626	—	14,920	13,862	—
Home equity	659	659	—	416	416	—
Commercial mortgage	3,704	3,704	—	3,914	3,914	—
Total impaired loans	$27,483	$20,963	$—	$27,799	$21,280	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$483	$2	$1,873	$—
Real estate:
Construction	2,557	26	2,885	24
Residential mortgage	13,744	137	19,302	97
Home equity	567	—	1,181	—
Commercial mortgage	3,809	38	5,519	47
Total	$21,160	$203	$30,760	$168

Foreclosure Proceedings

The Company did not have any residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2018. The Company had $40 thousand of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
March 31, 2018
Commercial, financial & agricultural	$1,076	$428	$—	$—	$1,504	$514,976	$516,480
Real estate:
Construction	—	—	—	—	—	61,653	61,653
Residential mortgage	4,129	381	—	2,184	6,694	1,344,794	1,351,488
Home equity	49	175	—	659	883	424,626	425,509
Commercial mortgage	—	—	—	—	—	1,005,828	1,005,828
Consumer	2,149	839	417	—	3,405	451,498	454,903
Leases	—	—	—	—	—	285	285
Total	$7,403	$1,823	$417	$2,843	$12,486	$3,803,660	$3,816,146

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2017
Commercial, financial & agricultural	$410	$355	$—	$—	$765	$503,254	$504,019
Real estate:
Construction	—	—	—	—	—	64,240	64,240
Residential mortgage	4,037	2,127	49	2,280	8,493	1,332,728	1,341,221
Home equity	105	264	—	416	785	411,445	412,230
Commercial mortgage	—	—	—	79	79	977,718	977,797
Consumer	2,126	1,056	515	—	3,697	467,049	470,746
Leases	—	—	—	—	—	362	362
Total	$6,678	$3,802	$564	$2,775	$13,819	$3,756,796	$3,770,615

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2018 consisted of six Hawaii residential mortgage loans with a combined principal balance of $0.6 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $12.4 million of TDRs still accruing interest at March 31, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three months ended March 31, 2018.

The following table presents by class, information related to loans modified in a TDR during the period presented. There were no loans modified in a TDR during the three months ended March 31, 2018.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended March 31, 2017
Commercial, financial & agricultural	1	$659	$—
Total	1	$659	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2018 and 2017.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
March 31, 2018
Commercial, financial & agricultural	$488,490	$9,044	$18,626	$—	$516,160	$320	$516,480
Real estate:
Construction	53,167	8,879	—	—	62,046	(393)	61,653
Residential mortgage	1,345,269	—	2,286	—	1,347,555	3,933	1,351,488
Home equity	424,851	—	659	—	425,510	(1)	425,509
Commercial mortgage	988,309	8,597	10,390	—	1,007,296	(1,468)	1,005,828
Consumer	454,549	—	191	227	454,967	(64)	454,903
Leases	285	—	—	—	285	—	285
Total	$3,754,920	$26,520	$32,152	$227	$3,813,819	$2,327	$3,816,146

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2017
Commercial, financial & agricultural	$474,995	$7,543	$21,200	$—	$503,738	$281	$504,019
Real estate:
Construction	55,646	8,879	—	—	64,525	(285)	64,240
Residential mortgage	1,334,760	—	2,433	—	1,337,193	4,028	1,341,221
Home equity	411,814	—	416	—	412,230	—	412,230
Commercial mortgage	955,865	12,735	10,639	—	979,239	(1,442)	977,797
Consumer	470,243	—	305	271	470,819	(73)	470,746
Leases	362	—	—	—	362	—	362
Total	$3,703,685	$29,157	$34,993	$271	$3,768,106	$2,509	$3,770,615

In accordance with applicable Interagency Guidance issued by our primary bank regulators, we define subprime borrowers as typically having weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments, and bankruptcies. They may also display reduced repayment capacity as measured by credit scores, debt-to-income ratios, or other criteria that may encompass borrowers with incomplete credit histories. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination or purchase. Such loans have a higher risk of default than loans to prime borrowers. At March 31, 2018 and December 31, 2017, we did not have any loans that we considered to be subprime.

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Three Months Ended March 31, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	236	(1,314)	(147)	8	(630)	1,636	—	(211)
	7,830	521	14,181	3,325	16,171	7,762	—	49,790
Charge-offs	498	—	—	—	—	1,933	—	2,431
Recoveries	144	1,193	26	3	15	477	—	1,858
Net charge-offs (recoveries)	354	(1,193)	(26)	(3)	(15)	1,456	—	573
Ending balance	$7,476	$1,714	$14,207	$3,328	$16,186	$6,306	$—	$49,217

Three Months Ended March 31, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$56,631
Provision (credit) for loan and lease losses	(66)	(527)	(259)	(79)	72	779	—	(80)
	8,571	3,697	14,796	3,423	19,176	6,888	—	56,551
Charge-offs	500	—	—	—	—	1,497	—	1,997
Recoveries	275	21	96	2	11	410	—	815
Net charge-offs (recoveries)	225	(21)	(96)	(2)	(11)	1,087	—	1,182
Ending balance	$8,346	$3,718	$14,892	$3,425	$19,187	$5,801	$—	$55,369

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.2 million in the three months ended March 31, 2018, compared to a credit of $0.1 million in the three months ended March 31, 2017.

6. SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization.

All unsold mortgage-backed securities from prior securitizations were categorized as available for sale securities and were therefore recorded at their fair values of $1.3 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $0.1 million and $0.1 million on unsold mortgage-backed securities were recorded in AOCI at March 31, 2018 and December 31, 2017, respectively.

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Investments in low income housing tax credit partnerships	$3,494	$3,608
Trust preferred investments	2,792	2,792
Investments in affiliates	138	634
Other	54	54
Total	$6,478	$7,088

The Company had $2.6 million in unfunded low income housing commitments as of March 31, 2018 compared to $2.6 million at December 31, 2017. The Company expects to fund $1.9 million in 2018 and $0.7 million in 2019.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2018 and March 31, 2017:

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cost method:
Amortization expense recognized in other operating expense	$114	$233
Tax credits recognized in income tax expense	152	266

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the three months ended March 31, 2018:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$2,006	$15,843	$17,849
Additions	—	435	435
Amortization	(669)	(457)	(1,126)
Balance, end of period	$1,337	$15,821	$17,158

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.4 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017.

Amortization of mortgage servicing rights was $0.5 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

(dollars in thousands)	March 31, 2018	March 31, 2017
Fair market value, beginning of period	$17,161	$18,087
Fair market value, end of period	18,463	17,627
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	14.2	15.0

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(43,305)	$1,337	$44,642	$(42,636)	$2,006
Mortgage servicing rights	64,836	(49,015)	15,821	64,401	(48,558)	15,843
Total	$109,478	$(92,320)	$17,158	$109,043	$(91,194)	$17,849

Based on the core deposit premium and mortgage servicing rights held as of March 31, 2018, estimated amortization expense for the remainder of fiscal year 2018, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2018 (remainder)	$1,337	$1,076	$2,413
2019	—	1,211	1,211
2020	—	1,017	1,017
2021	—	867	867
2022	—	733	733
2023	—	663	663
Thereafter	—	10,254	10,254
	$1,337	$15,821	$17,158

We perform an impairment assessment of our core deposit premium and mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2018, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2018, we were a party to interest rate lock and forward sale commitments on $3.1 million and $9.2 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate lock and forward sale commitments	Other assets / other liabilities	$28	$35	$21	$49

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	$21
Loans held for sale	Other income	(7)

Three Months Ended March 31, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(207)

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.59 billion line of credit as of March 31, 2018, compared to $1.50 billion at December 31, 2017. At March 31, 2018, $1.53 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017. Short-term borrowings under this arrangement totaled $56.0 million at March 31, 2018, compared to $32.0 million at December 31, 2017.  There were no long-term borrowings under this arrangement at March 31, 2018 and December 31, 2017. FHLB advances available at March 31, 2018 were secured by certain real estate loans with a carrying value of $2.14 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $72.3 million and $73.0 million, respectively. As of March 31, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $127.1 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2018, the bank had Statutory Retained Earnings of $86.9 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"), which superseded in its entirety the repurchase plan that was previously approved by the Board of Directors.

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

In November 2017, the Board of Directors authorized an increase in the share repurchase program authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). This amount is in addition to the $30.0 million in planned repurchases authorized in January 2017. There is no expiration date on the Repurchase Plan.

In the year ended December 31, 2017, 864,483 shares of common stock, at a cost of $26.6 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

In the three months ended March 31, 2018, a total of 344,362 shares of common stock, at a cost of $10.1 million, were repurchased under the Repurchase Plan. A total of $43.4 million remained available for repurchase under the Repurchase Plan as of March 31, 2018.

12. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts to provide goods or services to its customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services. Revenue is recognized as performance obligations are satisfied.

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Our principal source of revenue is derived from interest income on financial instruments, such as our loan and investment securities portfolios, as well as revenue related to our mortgage banking activities. These revenue-generating transactions are out of scope of ASC 606, but are subject to other GAAP and discussed elsewhere within our disclosures.

We also generate other revenue in connection with our broad range of banking products and financial services. Descriptions of our other revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of income as components of other operating income are as follows:

Service charges on deposit accounts

Revenue from service charges on deposit accounts includes general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as stop payment fees). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Other Service Charges and Fees

Revenue from other service charges and fees includes cards and payments income, safe deposit rental income and other service charges, commissions and fees.

Cards and payments income includes interchange fees from debit cards processed through card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Interchange expenses related to cards and payments income are presented gross in other operating expense. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association network transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.

Other service charges, commissions and fees include automated teller machines ("ATM") surcharge and interchange fees, bill payment fees, cashier’s check and money order fees, wire transfer fees, loan brokerage fees, and commissions on sales of insurance, broker-dealer products, letters of credit, and travelers’ checks. Revenue from these fees and commissions is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.

Based on the nature of the commission agreement with the broker-dealer and each insurance provider, we may recognize revenue from broker-dealer and insurance commissions over time or at a point-in-time as our performance obligation is satisfied.

Income from Fiduciary Activities

Income from fiduciary activities includes fees from wealth management, trust, custodial and escrow services provided to individual and institutional customers. Revenue is generally recognized monthly based on a minimum annual fee and/or the market value of assets in custody. Additional fees are recognized for transactional activity.

Revenue from trade execution and brokerage services is earned through commissions from trade execution on behalf of clients. Revenue from these transactions is recognized at the trade date. Any ongoing service fees are recognized on a monthly basis as services are performed.

Loan Placement Fees

Loan placement fees primarily represent revenues earned by the Company for loan placement and underwriting. Revenues for these services are recorded at a point-in-time, upon completion of a contractually identified transaction, or when an advisory opinion is provided.

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$2,003	$2,036
Other service charges on deposit accounts	2,556	2,211
Income on fiduciary activities	956	864
Fees on foreign exchange	32	39
Loan placement fees	197	134
Net gain on sales of foreclosed assets	—	102
In-scope other operating income	5,744	5,284
Out-of-scope other operating income	3,210	4,730
Total other operating income	$8,954	$10,014

13. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Mortgage banking income:
Loan servicing fees	$1,311	$1,358
Amortization of mortgage servicing rights	(457)	(520)
Gain on sale of residential mortgage loans	972	1,312
Unrealized gain (loss) on interest rate locks	21	(207)
Total mortgage banking income	$1,847	$1,943

14. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	397,551	$25.49
Changes during the period:
Granted	41,716	29.46
Vested	(42,225)	24.14
Forfeited	(2,957)	24.95
Non-vested restricted stock awards and units, end of period	394,085	26.06

15. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Interest cost	$231	$229
Expected return on plan assets	(259)	(264)
Amortization of net actuarial loss	298	296
Net periodic cost	$270	$261

Our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of our bank with supplemental retirement benefits. We have not entered into a SERP since December 31, 2008.

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Interest cost	$97	$115
Amortization of net actuarial loss	43	26
Amortization of net transition obligation	5	4
Amortization of prior service cost	5	4
Net periodic cost	$150	$149

All components of net periodic benefit cost are included in salaries and employee benefits in the Company's consolidated statements of income.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2018 and 2017, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(20,455)	$(5,484)	$(14,971)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(20,455)	(5,484)	(14,971)

Defined benefit plans:
Amortization of net actuarial loss	341	93	248
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	5	1	4
Settlement	—	—	—
Defined benefit plans, net	351	95	256

Other comprehensive loss	$(20,104)	$(5,389)	$(14,715)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$3,527	$1,403	$2,124
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	3,527	1,403	2,124

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	421	164	257
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	(613)	(249)	(364)

Other comprehensive income	$2,914	$1,154	$1,760

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)

Impact of the adoption of new accounting standards	(594)	(1,381)	(1,975)

Other comprehensive loss before reclassifications	(14,971)	—	(14,971)
Reclassification adjustments from AOCI	—	256	256
Total other comprehensive income (loss)	(14,971)	256	(14,715)

Balance at end of period	$(10,492)	$(7,237)	$(17,729)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss)before reclassifications	2,124	(627)	1,497
Reclassification adjustments from AOCI	—	263	263
Total other comprehensive income (loss)	2,124	(364)	1,760

Balance at end of period	$6,853	$(6,614)	$239

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2018 and 2017:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2018	2017
Sale of investment securities available-for-sale	$—	$—	Investment securities gains (losses)
	—	—	Income tax benefit (expense)
	$—	$—	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(341)	$(421)	(1)
Net transition obligation	(5)	(4)	(1)
Prior service cost	(5)	(4)	(1)
Settlement	—	—	(1)
	(351)	(429)	Total before tax
	95	166	Income tax benefit (expense)
	$(256)	$(263)	Net of tax

Total reclassification adjustments from AOCI for the period	$(256)	$(263)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost (see Note 15 - Pension and Supplemental Executive Retirement Plans for additional details).

17. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Net income	$14,277	$13,079

Weighted average shares outstanding - basic	29,807,572	30,714,895
Dilutive effect of employee stock options and awards	233,779	286,343
Weighted average shares outstanding - diluted	30,041,351	31,001,238

Basic earnings per common share	$0.48	$0.43
Diluted earnings per common share	$0.48	$0.42

Anti-dilutive employee stock options and awards outstanding	—	539

18. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans as of March 31, 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Financial assets
Cash and due from banks	$59,905	$59,905	$59,905	$—	$—
Interest-bearing deposits in other banks	5,875	5,875	5,875	—	—
Investment securities	1,503,923	1,498,244	753	1,485,953	11,538
Loans held for sale	7,492	7,492	—	7,492	—
Net loans and leases	3,766,929	3,706,552	—	20,963	3,685,589
Mortgage servicing rights	15,821	18,463	—	—	18,463
Federal Home Loan Bank stock	9,007	9,007	9,007	—	—
Accrued interest receivable	16,070	16,070	16,070	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,349,029	1,349,029	1,349,029	—	—
Interest-bearing demand and savings and money market	2,479,947	2,479,947	2,479,947	—	—
Time	1,151,455	1,144,494	—	—	1,144,494
Short-term borrowings	56,000	56,000	—	56,000	—
Long-term debt	92,785	87,923	—	87,923	—
Accrued interest payable (included in other liabilities)	3,809	3,809	3,809	—	—

Off-balance sheet financial instruments
Commitments to extend credit	961,167	1,183	—	1,183	—
Standby letters of credit and financial guarantees written	12,108	182	—	182	—
Derivatives:
Interest rate lock commitments	3,126	13	—	13	—
Forward sale commitments	9,172	(6)	—	(6)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial assets
Cash and due from banks	$75,318	$75,318	$75,318	$—	$—
Interest-bearing deposits in other banks	6,975	6,975	6,975	—	—
Investment securities	1,496,644	1,494,092	825	1,481,473	11,794
Loans held for sale	16,336	16,336	—	16,336	—
Net loans and leases	3,720,614	3,684,834	—	21,280	3,663,554
Mortgage servicing rights	15,843	17,161	—	—	17,161
Federal Home Loan Bank stock	7,761	7,761	7,761	—	—
Accrued interest receivable	16,581	16,581	16,581	—	—

Financial liabilities
Deposits:
Noninterest-bearing demand	1,395,556	1,395,556	1,395,556	—	—
Interest-bearing demand and savings and money market	2,414,930	2,414,930	2,414,930	—	—
Time	1,145,868	1,140,064	—	—	1,140,064
Short-term borrowings	32,000	32,000	—	32,000	—
Long-term debt	92,785	70,139	—	70,139	—
Accrued interest payable (included in other liabilities)	3,698	3,698	3,698	—	—

Off-balance sheet financial instruments
Commitments to extend credit	917,405	1,140	—	1,140	—
Standby letters of credit and financial guarantees written	13,551	203	—	203	—
Derivatives:
Interest rate lock commitments	2,494	12	—	12	—
Forward sale commitments	18,748	(26)	—	(26)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2018.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Available-for-sale securities:
Debt securities:
States and political subdivisions	$177,221	$—	$165,683	$11,538
Corporate securities	68,058	—	68,058	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	37,153	—	37,153	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	811,322	—	811,322	—
Commercial - U.S. Government agencies and sponsored entities	53,457	—	53,457	—
Residential - Non-government agencies	44,440	—	44,440	—
Commercial - Non-government agencies	134,441	—	134,441	—
Total available-for-sale securities	1,326,092	—	1,314,554	11,538
Equity securities	753	753	—	—
Derivatives: Interest rate lock and forward sale commitments	7	—	7	—
Total	$1,326,852	$753	$1,314,561	$11,538

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Available-for-sale securities:
Debt securities:
States and political subdivisions	$179,781	$—	$167,987	$11,794
Corporate securities	74,278	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	—	25,510	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	800,683	—	800,683	—
Commercial - U.S. Government agencies and sponsored entities	39,725	—	39,725	—
Residential - Non-government agencies	46,763	—	46,763	—
Commercial - Non-government agencies	137,326	—	137,326	—
Total available-for-sale securities	1,304,066	—	1,292,272	11,794
Equity securities	825	825	—	—
Derivatives: Interest rate lock and forward sale commitments	(14)	—	(14)	—
Total	$1,304,877	$825	$1,292,258	$11,794

For the three months ended March 31, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2017	$11,794
Principal payments received	(91)
Unrealized net gain (loss) included in other comprehensive income	(165)
Balance at March 31, 2018	$11,538

Balance at December 31, 2016	$12,196
Principal payments received	(89)
Unrealized net gain (loss) included in other comprehensive income	34
Balance at March 31, 2017	$12,141

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.5 million and $12.1 million at March 31, 2018 and March 31, 2017, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of March 31, 2018, the weighted average discount rate utilized was 5.02%, compared to 4.73% at March 31, 2017 and 4.81% at December 31, 2017, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Impaired loans (1)	$20,963	$—	$20,963	$—
Mortgage servicing rights	18,463	—	—	18,463
Other real estate (2)	595	—	595	—

December 31, 2017
Impaired loans (1)	$21,280	$—	$21,280	$—
Mortgage servicing rights	17,161	—	—	17,161
Other real estate (2)	851	—	851	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
 Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

The significant unobservable inputs used in the fair value measurement of the Company's mortgage servicing rights are the weighted average discount rate and the forecasted constant prepayment rate. As of March 31, 2018, the weighted average discount rate and the forecasted constant prepayment rate utilized were 9.5% and 14.2%, respectively, compared to 9.5% and 15.0%, respectively, as of March 31, 2017 and 9.5% and 15.96%, respectively, as of December 31, 2017. Significant increases (decreases) in the weighted average discount rate and/or the forecasted constant prepayment rate could result in a significantly lower (higher) fair value measurement.

19. SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K, as amended by our Form 10-K/A for the year ended December 31, 2017 filed with the SEC. The majority of the Company's net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2018
Net interest income	$36,142	$6,180	$—	$42,322
Inter-segment net interest income (expense)	6,921	(5,449)	(1,472)	—
Credit for loan and lease losses	211	—	—	211
Other operating income:
Mortgage banking income	993	—	854	1,847
Service charges on deposit accounts	2,003	—	—	2,003
Other service charges and fees	1,143	6	1,885	3,034
Income from fiduciary activities	956	—	—	956
Equity in earnings of unconsolidated subsidiaries	43	—	—	43
Fees on foreign exchange	24	187	—	211
Income from bank-owned life insurance	—	318	—	318
Loan placement fees	197	—	—	197
Other	155	—	190	345
Other operating income	5,514	511	2,929	8,954
Other operating expense	(15,925)	(385)	(17,208)	(33,518)
Administrative and overhead expense allocation	(14,946)	(223)	15,169	—
Income before taxes	17,917	634	(582)	17,969
Income tax (expense) benefit	(3,681)	(130)	119	(3,692)
Net income (loss)	$14,236	$504	$(463)	$14,277

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2017
Net interest income	$34,090	$7,165	$—	$41,255
Inter-segment net interest income (expense)	7,927	(6,190)	(1,737)	—
Credit for loan and lease losses	80	—	—	80
Other operating income:
Mortgage banking income	1,120	—	823	1,943
Service charges on deposit accounts	2,035	1	—	2,036
Other service charges and fees	838	—	1,910	2,748
Income from fiduciary activities	864	—	—	864
Equity in earnings of unconsolidated subsidiaries	61	—	—	61
Fees on foreign exchange	18	129	16	163
Income from bank-owned life insurance	—	1,117	—	1,117
Loan placement fees	134	—	—	134
Net gain (loss) sale of foreclosed assets	—	—	102	102
Other	654	14	178	846
Other operating income	5,724	1,261	3,029	10,014
Other operating expense	(15,018)	(388)	(16,054)	(31,460)
Administrative and overhead expense allocation	(13,704)	(202)	13,906	—
Income before taxes	19,099	1,646	(856)	19,889
Income tax (expense) benefit	(6,540)	(564)	294	(6,810)
Net income (loss)	$12,559	$1,082	$(562)	$13,079

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
March 31, 2018
Investment securities	$—	$1,503,923	$—	$1,503,923
Loans and leases (including loans held for sale)	3,823,638	—	—	3,823,638
Other	41,427	210,042	72,257	323,726
Total assets	$3,865,065	$1,713,965	$72,257	$5,651,287

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2017
Investment securities	$—	$1,496,644	$—	$1,496,644
Loans and leases (including loans held for sale)	3,786,951	—	—	3,786,951
Other	42,243	228,608	69,262	340,113
Total assets	$3,829,194	$1,725,252	$69,262	$5,623,708

20. LEGAL PROCEEDINGS

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

Central Pacific Bank is a full-service community bank with 35 branches and 80 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K, as amended by our Form 10-K/A for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2018 and March 5, 2018, respectively.

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

Investment Securities

Investments in debt securities are designated as trading, available-for-sale, or held-to-maturity. Securities are designated as held-to-maturity only if we have the positive intent and ability to hold these securities to maturity. Held-to-maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings during the periods in which they arise. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI"). Marketable equity securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in net income.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At March 31, 2018, we had an Allowance of $49.2 million, compared to $50.0 million at December 31, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of March 31, 2018 and December 31, 2017.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio by FDIC Call Report codes in ten segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify our entire mortgage servicing rights into one pool. We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and is a component of mortgage banking income in the other operating income section of our consolidated statements of income. Amortization of the servicing rights is also reported as a component of mortgage banking income. Ancillary income is recorded in other income.

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

We perform an impairment assessment of our mortgage servicing rights quarterly or whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values is subject to judgments and often involves the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including the uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

As of March 31, 2018, we have a valuation allowance on our net DTA of $3.3 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our seven consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $26.5 million at March 31, 2018 will be realized.

We may establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. The Company did not have any uncertain tax positions as of March 31, 2018 and December 31, 2017.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The ASU is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the ASU will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the ASU are less than one percent of our total assets as of March 31, 2018.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will be effective for the Company's reporting period beginning January 1, 2020. The Company has formed a steering committee whose primary purpose is to (i) provide oversight, (ii) facilitate collaboration among the department stakeholders, and (iii) be responsible for the Company’s implementation strategy for compliance with the ASU. The Company continues to evaluate the potential impact of the ASU. The Company anticipates significant changes to the processes and procedures for calculating the allowance for loan and lease losses and continues to evaluate the potential impact the ASU will have on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will (1) improve the transparency of information about an entity’s risk management activities and (2) simplify the application of hedge accounting. The ASU is effective for the the Company's reporting period beginning on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact the amendments will have on our consolidated financial statements, but we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

Financial Summary

Net income for the three months ended March 31, 2018 was $14.3 million, or $0.48 per diluted share, compared to $13.1 million, or $0.42 per diluted share for the three months ended March 31, 2017.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Return on average assets	1.01%	0.96%
Return on average shareholders’ equity	11.60	10.24
Basic earnings per common share	$0.48	$0.43
Diluted earnings per common share	0.48	0.42

Material Trends

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

The economic outlook for Hawaii continues to be positive for 2018, following the solid performances of our leading economic indicators in 2017 that continued in 2018. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the sixth straight year in 2017, Hawaii's strong visitor industry broke records in five keys categories, including visitor arrivals and visitor spending. The visitor industry recorded a strong first quarter of 2018. According to the Hawaii Tourism Authority ("HTA"), 2.5 million visitors visited the state in the three months ended March 31, 2018. This was an increase of 9.4% from the number of visitor arrivals in the three months ended March 31, 2017. The HTA also reported total spending by visitors increased to $4.8 billion in the three months ended March 31, 2018, or an increase of $442.5 million, or 10.1%, from the three months ended March 31, 2017. According to the Hawaii Department of Business, Economic Development and Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase 2.7% and 4.5% in 2018, respectively, and 1.6% and 3.7% in 2019, respectively.

After two years of consecutive growth above 2%, DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2017, but at a slower pace. In its first quarter of

2018 report, DBEDT projects real personal income and real gross state product to grow at a rate of 1.5% and 1.7%, respectively, for 2018 and 1.5% and 1.6%, respectively, for 2019.

Hawaii's labor market continued to improve in 2017. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.1% in March 2018, compared to 2.6% in March 2017. In addition, Hawaii's unemployment rate is among the lowest in the nation, and remained below the national seasonally adjusted unemployment rate of 4.1%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.6% in 2018 and 3.0% in 2019.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and the housing market set several new records in 2017. These trends continued through the three months ended March 31, 2018. According to the Honolulu Board of Realtors, Oahu unit sales volume remained relatively unchanged for single-family homes, while Oahu unit sales volume increased 0.7% for condominiums for the three months ended March 31, 2018 compared to the same time period last year. For the three months ended March 31, 2018, the median sales price for single-family homes on Oahu was $765,000, representing an increase of 2.0% from $750,000 in the same prior year period. The median sales price for condominiums on Oahu for the three months ended March 31, 2018 was $425,000, representing an increase of 9.0% from $390,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong in 2018, however, there can be no assurance that this will occur.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, Provision, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate, our results of operations would be negatively impacted.

In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Federal Funds rate. During 2017, the Federal Reserve increased the Federal Funds rate three times, each time by 25 basis points. The Federal Reserve increased the target Federal Funds range by another 25 bp during the first quarter of 2018 to 1.50%-1.75%, and has indicated that further increases are likely during the remainder of 2018, subject to economic conditions. As the Federal Reserve increases the Federal Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits and (iv) the fair value of our assets and liabilities.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017. A comparison of net interest income on a taxable equivalent basis ("net interest income") for the three months ended March 31, 2018 and 2017 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2018			2017			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$22,790	1.50%	84	$39,910	0.75%	74	$(17,120)	0.75%	10
Investment securities, excluding valuation allowance:
Taxable (1)	1,350,135	2.62	8,858	1,329,915	2.45	8,147	20,220	0.17	711
Tax-exempt (1)	165,176	2.86	1,181	171,139	3.52	1,506	(5,963)	(0.66)	(325)
Total investment securities	1,515,311	2.65	10,039	1,501,054	2.57	9,653	14,257	0.08	386
Loans and leases, including loans held for sale (2)	3,789,338	3.98	37,390	3,547,718	3.98	34,957	241,620	—	2,433
Federal Home Loan Bank stock	6,837	2.61	45	6,773	3.31	56	64	(0.70)	(11)
Total interest earning assets	5,334,276	3.59	47,558	5,095,455	3.54	44,740	238,821	0.05	2,818
Noninterest-earning assets	303,929			327,074			(23,145)
Total assets	$5,638,205			$5,422,529			$215,676

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$935,483	0.08%	180	$879,428	0.06%	140	$56,055	0.02%	40
Savings and money market deposits	1,499,419	0.10	369	1,419,420	0.07	257	79,999	0.03	112
Time deposits under $100,000	179,547	0.44	195	193,638	0.38	180	(14,091)	0.06	15
Time deposits $100,000 and over	1,029,972	1.27	3,230	1,026,181	0.61	1,537	3,791	0.66	1,693
Total interest-bearing deposits	3,644,421	0.44	3,974	3,518,667	0.24	2,114	125,754	0.20	1,860
Short-term borrowings	8,806	1.97	43	14,777	0.84	31	(5,971)	1.13	12
Long-term debt	92,785	4.25	971	92,785	3.55	813	—	0.70	158
Total interest-bearing liabilities	3,746,012	0.54	4,988	3,626,229	0.33	2,958	119,783	0.21	2,030
Noninterest-bearing deposits	1,355,687			1,244,207			111,480
Other liabilities	44,306			41,264			3,042
Total liabilities	5,146,005			4,911,700			234,305
Shareholders’ equity	492,184			510,804			(18,620)
Non-controlling interest	16			25			(9)
Total equity	492,200			510,829			(18,629)
Total liabilities and equity	$5,638,205			$5,422,529			$215,676

Net interest income			$42,570			$41,782			$788

Interest rate spread		3.05%			3.21%			(0.16)%

Net interest margin		3.21%			3.30%			(0.09)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $42.6 million for the first quarter of 2018, representing an increase of 1.9% from $41.8 million in the first quarter of 2017. The increase was primarily attributable to a significant increase in average loans and leases and investment securities balances funded by growth in lower cost deposits. Offsetting this increase was a 66 basis point ("bp") increase in rates paid on time deposits $100,000 and over, combined with a lower taxable-equivalent adjustment on the tax-exempt investment securities portfolio due to Tax Reform.

Average yields earned on our interest-earning assets during the first quarter of 2018 increased by 5 bp from the first quarter of 2017. Average rates paid on our interest-bearing liabilities increased by 21 bp in the first quarter of 2018 compared to the first quarter of 2017.

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale investment securities, and purchased $97.4 million in higher yielding, longer duration investment securities. The securities sold had a duration of 3.3 years and an average yield of 1.91%. Gross proceeds from the sale were immediately reinvested back into securities with a duration of 4.6 and an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. Gross realized losses on the sale of the securities were $1.6 million, recorded in other operating income.

Interest Income

Taxable-equivalent interest income was $47.6 million for the first quarter of 2018, representing an increase of 6.3% from $44.7 million in the first quarter of 2017. The increase was primarily attributable to a $241.6 million increase in average loans and leases and a $14.3 million increase in average investment securities compared to the first quarter of 2017, accounting for approximately $2.4 million and $0.1 million of the increase in interest income during the first quarter of 2018, respectively. In addition, the average yield earned on the taxable investment securities portfolio during the first quarter of 2018 increased by 17 bp compared to the first quarter of 2017, accounting for approximately $0.7 million of the increase in interest income. These increases were partially offset by a 66 bp decline in the average taxable-equivalent yield earned on the tax-exempt investment securities portfolio, primarily due to Tax Reform, which decreased interest income by $0.3 million.

Interest Expense

Interest expense for the first quarter of 2018 was $5.0 million, representing an increase of 68.6% from the first quarter of 2017. The increase was primarily attributable to a 66 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.7 million.

Net Interest Margin

Our net interest margin of 3.21% for the first quarter of 2018 declined by 9 bp from the first quarter of 2017. The increase in average rates paid on our time deposits $100,000 and over of 66 bp was partially offset by the increase in average yield earned on our taxable investment securities portfolio of 17 bp. Due to Tax Reform and the resultant reduction in the federal statutory tax rate to 21% beginning January 1, 2018, compared to 35% in the first quarter of 2017, the taxable-equivalent adjustment on interest income earned on the average tax-exempt investment securities portfolio decreased. This resulted in an approximately 2 bp reduction in the net interest margin in the first quarter of 2018.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0%-0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In December 2015, the Federal Reserve increased the target Federal Funds range to 0.25%-0.50% based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range three times in 2017, each by 25 bp. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that grew following the recession through their quantitative easing programs.
The Federal Reserve increased the target Federal Funds range by another 25 bp during the first quarter of 2018 to 1.50%-1.75%. We expect the target Federal Funds rate to gradually increase throughout 2018, as the labor market continues to strengthen and inflation expectations increase. Furthermore, fiscal policy actions have been interpreted as inflationary with the passage of the Tax Reform at the end of 2017.

Provision for Loan and Lease Losses

Our Provision was a credit of $0.2 million during the first quarter of 2018, compared to a credit of $0.1 million in the first quarter of 2017. Our net charge-offs were $0.6 million during the first quarter of 2018, compared to net charge-offs of $1.2 million in the first quarter of 2017.

The credit to the provision for loan and lease losses in the three months ended March 31, 2018 was primarily attributable to continued improvement in portfolio credit quality, combined with non-recurring recoveries of loans previously charged-off. Nonperforming assets of $3.4 million as of March 31, 2018 decreased by $0.2 million from December 31, 2017.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017	$ Change	% Change
Other operating income:
Mortgage banking income	$1,847	$1,943	$(96)	-4.9%
Service charges on deposit accounts	2,003	2,036	(33)	-1.6%
Other service charges and fees	3,034	2,748	286	10.4%
Income from fiduciary activities	956	864	92	10.6%
Equity in earnings of unconsolidated subsidiaries	43	61	(18)	-29.5%
Fees on foreign exchange	211	163	48	29.4%
Income from bank-owned life insurance	318	1,117	(799)	-71.5%
Loan placement fees	197	134	63	47.0%
Net gain on sales of foreclosed assets	—	102	(102)	-100.0%
Other:
Income recovered on nonaccrual loans previously charged-off	96	561	(465)	-82.9%
Other recoveries	46	37	9	24.3%
Commissions on sale of checks	86	87	(1)	-1.1%
Other	117	161	(44)	-27.3%
Total other operating income	$8,954	$10,014	$(1,060)	-10.6%

For the first quarter of 2018, total other operating income of $9.0 million decreased by $1.1 million, or 10.6%, from $10.0 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower income from bank-owned life insurance ("BOLI") of $0.8 million and lower income recovered on nonaccrual loans previously charged-off of $0.5 million, partially offset by higher commissions on investment services of $0.3 million (included in other service charges and fees). The lower income from BOLI of $0.8 million was primarily attributable to $0.6 million in death benefit income recorded in the year-ago quarter.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$18,505	$17,387	$1,118	6.4%
Net occupancy	3,266	3,414	(148)	-4.3%
Equipment	1,068	842	226	26.8%
Amortization of core deposit premium	669	668	1	0.1%
Communication expense	898	900	(2)	-0.2%
Legal and professional services	1,821	1,792	29	1.6%
Computer software expense	2,267	2,252	15	0.7%
Advertising expense	612	392	220	56.1%
Foreclosed asset expense	294	36	258	716.7%
Other:
Charitable contributions	200	151	49	32.5%
FDIC insurance assessment	434	424	10	2.4%
Miscellaneous loan expenses	299	261	38	14.6%
ATM and debit card expenses	648	450	198	44.0%
Amortization of investments in low-income housing tax credit partnerships	114	233	(119)	-51.1%
Armored car expenses	166	258	(92)	-35.7%
Entertainment and promotions	159	158	1	0.6%
Stationery and supplies	201	178	23	12.9%
Directors’ fees and expenses	231	207	24	11.6%
Increase (decrease) to the reserve for unfunded commitments	41	70	(29)	-41.4%
Other	1,625	1,387	238	17.2%
Total other operating expense	$33,518	$31,460	$2,058	6.5%

For the first quarter of 2018, total other operating expense was $33.5 million and increased by $2.1 million, or 6.5%, from $31.5 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.1 million, combined with the write-down of a foreclosed asset of $0.3 million (included in foreclosed asset expense). The increase in salaries and employee benefits was primarily attributable to the increase in the Company's starting pay rate and the pay scale for other wage progression positions effective January 1, 2018, combined with annual merit increases effective in the second quarter of 2017.

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

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Total other operating expense	$33,518	$31,460

Net interest income	$42,322	$41,255
Total other operating income	8,954	10,014
Total revenue	$51,276	$51,269

Efficiency ratio	65.37%	61.36%

Our efficiency ratio increased to 65.37% in the first quarter of 2018 compared to 61.36% in the year-ago quarter. The improvement in net interest income was offset by lower other operating income and, when combined with higher other operating expenses as noted above, resulted in the increase in our efficiency ratio.

Income Taxes

The Company recorded income tax expense of $3.7 million for the three months ended March 31, 2018, respectively, compared to $6.8 million in the same prior year period. The effective tax rate for the three months ended March 31, 2018 was 20.5%, compared to 34.2% in the same prior year period. The decrease in income tax expense and the effective tax rate in the three months ended March 31, 2018 was primarily due to lower pre-tax income, combined with the decline in the effective tax rate attributable to Tax Reform, and an income tax benefit of $0.7 million related to a true-up of the revaluation of our deferred tax assets.

The remaining valuation allowance on our net DTA totaled $3.3 million at March 31, 2018 and $3.3 million at December 31, 2017, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $26.5 million at March 31, 2018, compared to a net DTA of $26.5 million as of December 31, 2017, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2018 of $5.65 billion increased by $27.6 million from $5.62 billion at December 31, 2017. The increase in total assets was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.50 billion at March 31, 2018 increased by $7.3 million, or 0.5%, from December 31, 2017. The increase reflects investment securities purchases totaling $85.2 million, partially offset by a $20.6 million decrease in the market valuation on the available-for-sale portfolio and $57.5 million in principal runoff.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$413,181	$400,529	$12,652	3.2%
Real estate:
Construction	59,136	61,643	(2,507)	(4.1)
Residential mortgage	1,351,488	1,341,221	10,267	0.8
Home equity	425,509	412,230	13,279	3.2
Commercial mortgage	831,160	807,009	24,151	3.0
Consumer	325,452	322,713	2,739	0.8
Leases	285	362	(77)	(21.3)
Total loans and leases	3,406,211	3,345,707	60,504	1.8
Allowance for loan and lease losses	(43,939)	(44,779)	840	(1.9)
Net loans and leases	$3,362,272	$3,300,928	$61,344	1.9

U.S. Mainland:
Commercial, financial and agricultural	$103,299	$103,490	$(191)	(0.2)
Real estate:
Construction	2,517	2,597	(80)	(3.1)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	174,668	170,788	3,880	2.3
Consumer	129,451	148,033	(18,582)	(12.6)
Leases	—	—	—	—
Total loans and leases	409,935	424,908	(14,973)	(3.5)
Allowance for loan and lease losses	(5,278)	(5,222)	(56)	1.1
Net loans and leases	$404,657	$419,686	$(15,029)	(3.6)

Total:
Commercial, financial and agricultural	$516,480	$504,019	$12,461	2.5
Real estate:
Construction	61,653	64,240	(2,587)	(4.0)
Residential mortgage	1,351,488	1,341,221	10,267	0.8
Home equity	425,509	412,230	13,279	3.2
Commercial mortgage	1,005,828	977,797	28,031	2.9
Consumer	454,903	470,746	(15,843)	(3.4)
Leases	285	362	(77)	(21.3)
Total loans and leases	3,816,146	3,770,615	45,531	1.2
Allowance for loan and lease losses	(49,217)	(50,001)	784	(1.6)
Net loans and leases	$3,766,929	$3,720,614	$46,315	1.2

Loans and leases, net of deferred costs, of $3.82 billion at March 31, 2018 increased by $45.5 million, or 1.2%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: commercial mortgage of $28.0 million, home equity of $13.3 million, commercial, financial and agricultural of $12.5 million, and residential mortgage of $10.3 million. These increases were partially offset by net decreases in the following loan portfolios: consumer of $15.8 million and construction of $2.6 million. The net increase in the loan portfolio also reflects loan charge-offs totaling $2.4 million during the three months ended March 31, 2018.

The Hawaii loan portfolio increased by $60.5 million, or 1.8%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: commercial mortgage of $24.2 million, home equity of $13.3 million, commercial, financial and agricultural of $12.7 million, and residential mortgage of $10.3 million. The increases in the real estate portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio decreased by $15.0 million, or 3.5% from December 31, 2017. The net decrease was primarily attributable to a reduction in the consumer loan portfolio of $18.6 million, partially offset by a net increase in the commercial mortgage loan portfolio of $3.9 million.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Real estate:
Residential mortgage	$2,184	$2,280	$(96)	(4.2)
Home equity	659	416	243	58.4
Commercial mortgage	—	79	(79)	(100.0)
Total nonaccrual loans	2,843	2,775	68	2.5

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	595	851	(256)	(30.1)
Total OREO	595	851	(256)	(30.1)
Total nonperforming assets	3,438	3,626	(188)	(5.2)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	—	49	(49)	(100.0)
Consumer	417	515	(98)	(19.0)
Total accruing loans delinquent for 90 days or more	417	564	(147)	(26.1)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	457	491	(34)	(6.9)
Real estate:
Residential mortgage	10,555	10,677	(122)	(1.1)
Commercial mortgage	1,360	1,466	(106)	(7.2)
Total restructured loans still accruing interest	12,372	12,634	(262)	(2.1)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$16,227	$16,824	$(597)	(3.5)

Ratio of nonaccrual loans to total loans and leases	0.07%	0.07%		—%
Ratio of nonperforming assets to total loans and leases and OREO	0.09%	0.10%		(0.01)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.10%	0.11%		(0.01)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.43%	0.45%		(0.02)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2017	$3,626
Additions	263
Reductions:
Payments	(155)
Return to accrual status	—
Sales of nonperforming assets	(40)
Charge-offs and/or valuation adjustments	(256)
Total reductions	(451)
Net decrease	(188)
Balance at March 31, 2018	$3,438

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $3.4 million at March 31, 2018, compared to $3.6 million at December 31, 2017. There were no nonperforming loans classified as held for sale at March 31, 2018 and December 31, 2017. The decrease in nonperforming assets from December 31, 2017 was primarily attributable to a write-down of a foreclosed asset of $0.3 million and $0.2 million in repayments, offset by additions of $0.3 million in nonaccrual loans.

Net changes to nonperforming assets by category included net decreases in Hawaii residential mortgage assets of $0.4 million and Hawaii commercial mortgage assets of $0.1 million, partially offset by a net increase in Hawaii home equity assets of $0.3 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2018 consisted of six Hawaii residential mortgage loans with a combined principal balance of $0.6 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $12.4 million of TDRs still accruing interest at March 31, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Allowance for Loan and Lease Losses:
Balance at beginning of period	$50,001	$56,631

Provision (credit) for loan and lease losses	(211)	(80)

Charge-offs:
Commercial, financial and agricultural	498	500
Consumer	1,933	1,497
Total charge-offs	2,431	1,997

Recoveries:
Commercial, financial and agricultural	144	275
Real estate:
Construction	1,193	21
Residential mortgage	26	96
Home equity	3	2
Commercial mortgage	15	11
Consumer	477	410
Total recoveries	1,858	815

Net charge-offs	573	1,182

Balance at end of period	$49,217	$55,369

Allowance as a percentage of total loans and leases	1.29%	1.56%

Annualized ratio of net charge-offs to average loans and leases	0.06%	0.13%

Our Allowance at March 31, 2018 totaled $49.2 million compared to $50.0 million at December 31, 2017. The decrease in our Allowance during the three months ended March 31, 2018, was a direct result of $0.6 million in net charge-offs and a credit to the Provision of $0.2 million.

Our Allowance as a percentage of total loans and leases decreased from 1.33% at December 31, 2017 to 1.29% at March 31, 2018. Our Allowance as a percentage of nonperforming assets increased from 1,378.96% at December 31, 2017 to 1,431.56% at March 31, 2018.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $9.0 million at March 31, 2018 increased by $1.2 million, or 16.1%, from the FHLB membership stock balance at December 31, 2017.  FHLB membership stock has an activity-based stock requirement, thus as borrowings increase, so will the FHLB membership stock balance.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Noninterest-bearing demand deposits	$1,349,029	$1,395,556	$(46,527)	(3.3)%
Interest-bearing demand deposits	946,464	933,054	13,410	1.4
Savings and money market deposits	1,533,483	1,481,876	51,607	3.5
Time deposits less than $100,000	177,999	180,748	(2,749)	(1.5)
Core deposits	4,006,975	3,991,234	15,741	0.4

Government time deposits	703,467	687,052	16,415	2.4
Other time deposits $100,000 to $250,000	97,800	101,560	(3,760)	(3.7)
Other time deposits greater than $250,000	172,189	176,508	(4,319)	(2.4)
Total time deposits $100,000 and greater	973,456	965,120	8,336	0.9

Total deposits	$4,980,431	$4,956,354	$24,077	0.5

Total deposits of $4.98 billion at March 31, 2018 reflected an increase of $24.1 million, or 0.5%, from total deposits of $4.96 billion at December 31, 2017. The increase was attributable to net increases in savings and money market deposits of $51.6 million, government time deposits of $16.4 million, and interest-bearing demand deposits of $13.4 million. These increases were offset by a net decrease in noninterest-bearing demand deposits of $46.5 million, other time deposits greater than $250,000 of $4.3 million, other time deposits $100,000 to $250,000 of $3.8 million, and time deposits less than $100,000 of $2.7 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.01 billion at March 31, 2018 and increased by $15.7 million, or 0.4%, from December 31, 2017.

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

Common and Preferred Equity

Shareholders' equity totaled $484.1 million at March 31, 2018, compared to $500.0 million at December 31, 2017. The decrease in total shareholders' equity was attributable to other comprehensive loss of $14.7 million, the repurchase of 344,362 shares of common stock under our repurchase program, at a cost of $10.1 million, and cash dividends paid of $5.7 million, partially offset by net income of $14.3 million in the three months ended March 31, 2018. During the three months ended March 31, 2018, we repurchased approximately 1.1% of our common stock outstanding as of December 31, 2017.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017
Total shareholders' equity	$484,108	$500,011
Less: preferred stock	—	—
Total common equity	484,108	500,011
Less: other intangible assets (core deposit premium)	(1,337)	(2,006)
Tangible common equity	$482,771	$498,005

Total assets	$5,651,287	$5,623,708
Less: other intangible assets (core deposit premium)	(1,337)	(2,006)
Tangible assets	$5,649,950	$5,621,702

Tangible common equity ratio	8.54%	8.86%

Our tangible common equity ratio was 8.54% at March 31, 2018, compared to 8.86% at December 31, 2017. Our book value per share was $16.30 and $16.65 at March 31, 2018 and December 31, 2017, respectively. Our tangible book value per share was $16.25 and $16.59 at March 31, 2018 and December 31, 2017, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of March 31, 2018, on a stand-alone basis, CPF had an available cash balance of approximately $11.0 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2018, the bank had Statutory Retained Earnings of $86.9 million. On April 24, 2018, the Company's Board of Directors declared a cash dividend of $0.21 per share on the Company's outstanding common stock, which was a 16.7% increase from the $0.18 per share a year-ago.

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

In November 2017, the Board of Directors authorized an increase in the share repurchase program authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). This amount is in addition to the $30.0 million in planned repurchases authorized in January 2017. There is no expiration date on the Repurchase Plan.

In the year ended December 31, 2017, 864,483 shares of common stock, at a cost of $26.6 million, excluding fees and expenses, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

In the three months ended March 31, 2018, a total of 344,362 shares of common stock, at a cost of $10.1 million, were repurchased under the Repurchase Plan. As of March 31, 2018, $43.4 million remained under the Repurchase Plan. The plan has no set expiration or termination date.

Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II ("Trust II"), CPB Statutory Trust III ("Trust III"), CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $90.0 million in trust preferred securities. The trust preferred securities, the subordinated debentures that are the assets of Trusts II, III, IV and V and the common securities issued by Trusts II, III, IV and V are redeemable in whole or in part on any interest payment date on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2017 Form 10-K, as amended by our Form 10-K/A.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2018 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2018:
Leverage capital	$579,221	10.3%	$225,594	4.0%	$281,992	5.0%
Tier 1 risk-based capital	579,221	14.5	239,451	6.0	319,268	8.0
Total risk-based capital	629,179	15.8	319,268	8.0	399,085	10.0
CET1 risk-based capital	489,221	12.3	179,588	4.5	259,405	6.5

At December 31, 2017:
Leverage capital	$578,607	10.4%	$223,646	4.0%	$279,557	5.0%
Tier 1 risk-based capital	578,607	14.7	236,721	6.0	315,628	8.0
Total risk-based capital	628,068	15.9	315,628	8.0	394,535	10.0
CET1 risk-based capital	490,861	12.4	177,541	4.5	256,448	6.5

Central Pacific Bank
At March 31, 2018:
Leverage capital	$568,409	10.1%	$225,375	4.0%	$281,718	5.0%
Tier 1 risk-based capital	568,409	14.3	239,125	6.0	318,834	8.0
Total risk-based capital	618,240	15.5	318,834	8.0	398,542	10.0
CET1 risk-based capital	568,409	14.3	179,344	4.5	259,052	6.5

At December 31, 2017:
Leverage capital	$565,412	10.1%	$223,431	4.0%	$279,289	5.0%
Tier 1 risk-based capital	565,412	14.4	236,401	6.0	315,201	8.0
Total risk-based capital	614,732	15.6	315,201	8.0	394,002	10.0
CET1 risk-based capital	565,412	14.4	177,301	4.5	256,101	6.5

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

The bank is a member of and maintained a $1.59 billion line of credit with the FHLB as of March 31, 2018, compared to $1.50 billion at December 31, 2017. We had $56.0 million in short-term borrowings under this arrangement at March 31, 2018, compared to $32.0 million at December 31, 2017. There were no long-term borrowings under this arrangement at March 31, 2018 and December 31, 2017. FHLB advances available at March 31, 2018 were secured by certain real estate loans with a carrying value of $2.14 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2018, $1.53 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017.

At March 31, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $72.3 million and $73.0 million, respectively. As of March 31, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $127.1 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K, as amended by our Form 10-K/A for the year ended December 31, 2017. There have been no material changes in our contractual obligations since December 31, 2017.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2018 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K, as amended by our Form 10-K/A for the year ended December 31, 2017, as filed with the SEC on February 28, 2018 and March 5, 2018, respectively.

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

In November 2017, the Board of Directors authorized an increase in the 2017 Repurchase Plan authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). We cannot provide any assurance that we will be able to repurchase any shares of our common stock. In addition, our ability to repurchase common stock may be restricted by applicable federal or Hawaii law or by our regulators.

In the three months ended March 31, 2018, the Company repurchased 344,362 shares of common stock, at an aggregate cost of $10.1 million, excluding fees and expenses, under the Repurchase Plan. As of March 31, 2018, a total of $43.4 million remained available for repurchase under the Repurchase Plan. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2018	98,000	$30.35	98,000	$50,518,666
February 1-28, 2018	114,000	29.08	114,000	47,204,015
March 1-31, 2018	132,362	28.87	132,362	43,382,275
Total	344,362	$29.36	344,362	$43,382,275

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 9, 2018	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date:	May 9, 2018	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer