Form 10-Q
period 2018-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2018-08-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 27, 2018 was 29,423,454 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements

This document may contain forward-looking statements concerning: projections of revenues, income/loss, earnings/loss per share, capital expenditures, dividends, capital structure, net interest margin or other financial items, plans and objectives of management for future operations, future economic performance, or any of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words "believes," "plans," "intends," "expects," "anticipates," "forecasts," "hopes," "should," "estimates" or words of similar meaning. While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could materially differ from projections for a variety of reasons, to include, but not be limited to: adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; the impact of local, national, and international economies and events (including natural disasters such as volcanoes, wildfires, tsunamis, storms and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the ability to address any material weakness in our internal controls over financial reporting or disclosure controls and procedures; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; technological changes; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items. For further information on factors that could cause actual results to materially differ from projections, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein. The Company does not update any of its forward-looking statements except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$75,547	$75,318
Interest-bearing deposits in other banks	13,948	6,975
Investment securities:
Available-for-sale debt securities, at fair value	1,279,969	1,304,066
Held-to-maturity debt securities, at amortized cost; fair value of: $152,330 at June 30, 2018 and $189,201 at December 31, 2017	158,156	191,753
Equity securities, at fair value	844	825
Total investment securities	1,438,969	1,496,644

Loans held for sale	9,096	16,336

Loans and leases	3,881,581	3,770,615
Allowance for loan and lease losses	(48,181)	(50,001)
Net loans and leases	3,833,400	3,720,614

Premises and equipment, net	47,004	48,348
Accrued interest receivable	16,606	16,581
Investment in unconsolidated subsidiaries	9,362	7,088
Other real estate owned	595	851
Mortgage servicing rights	15,756	15,843
Core deposit premium	669	2,006
Bank-owned life insurance	156,945	156,293
Federal Home Loan Bank stock	10,246	7,761
Other assets	53,376	53,050
Total assets	$5,681,519	$5,623,708

Liabilities
Deposits:
Noninterest-bearing demand	$1,365,010	$1,395,556
Interest-bearing demand	952,991	933,054
Savings and money market	1,502,284	1,481,876
Time	1,158,814	1,145,868
Total deposits	4,979,099	4,956,354

Short-term borrowings	87,000	32,000
Long-term debt	92,785	92,785
Other liabilities	41,967	42,534
Total liabilities	5,200,851	5,123,673

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 29,489,954 at June 30, 2018 and 30,024,222 at December 31, 2017	485,402	503,988
Surplus	86,949	86,098
Accumulated deficit	(70,435)	(89,036)
Accumulated other comprehensive income (loss)	(21,248)	(1,039)
Total shareholders' equity	480,668	500,011
Non-controlling interest	—	24
Total equity	480,668	500,035
Total liabilities and equity	$5,681,519	$5,623,708
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans and leases	$38,699	$35,531	$76,089	$70,488
Interest and dividends on investment securities:
Taxable interest	8,717	8,481	17,560	16,616
Tax-exempt interest	933	974	1,866	1,953
Dividends	3	12	18	24
Interest on deposits in other banks	117	61	201	135
Dividends on Federal Home Loan Bank stock	40	21	85	77
Total interest income	48,509	45,080	95,819	89,293
Interest expense:
Interest on deposits:
Demand	193	154	373	294
Savings and money market	459	259	828	516
Time	4,034	2,136	7,459	3,853
Interest on short-term borrowings	48	46	91	77
Interest on long-term debt	1,103	856	2,074	1,669
Total interest expense	5,837	3,451	10,825	6,409
Net interest income	42,672	41,629	84,994	82,884
Provision (credit) for loan and lease losses	532	(2,282)	321	(2,362)
Net interest income after provision (credit) for loan and lease losses	42,140	43,911	84,673	85,246
Other operating income:
Mortgage banking income	1,775	1,957	3,622	3,900
Service charges on deposit accounts	1,977	2,120	3,980	4,156
Other service charges and fees	3,377	3,053	6,411	5,801
Income from fiduciary activities	1,017	964	1,973	1,828
Equity in earnings of unconsolidated subsidiaries	37	151	80	212
Fees on foreign exchange	277	130	488	293
Investment securities gains (losses)	—	(1,640)	—	(1,640)
Income from bank-owned life insurance	501	583	819	1,700
Loan placement fees	220	146	417	280
Net gain on sales of foreclosed assets	—	84	—	186
Other	449	322	794	1,168
Total other operating income	9,630	7,870	18,584	17,884
Other operating expense:
Salaries and employee benefits	18,783	17,983	37,288	35,370
Net occupancy	3,360	3,335	6,626	6,749
Equipment	1,044	967	2,112	1,809
Amortization of core deposit premium	668	669	1,337	1,337
Communication expense	746	891	1,644	1,791
Legal and professional services	1,769	1,987	3,590	3,779
Computer software expense	2,305	2,190	4,572	4,442
Advertising expense	617	390	1,229	782
Foreclosed asset expense	31	63	325	99
Other	4,401	3,860	8,519	7,637
Total other operating expense	33,724	32,335	67,242	63,795
Income before income taxes	18,046	19,446	36,015	39,335
Income tax expense	3,822	7,421	7,514	14,231
Net income	$14,224	$12,025	$28,501	$25,104
Per common share data:
Basic earnings per common share	$0.48	$0.39	$0.96	$0.82
Diluted earnings per common share	$0.48	$0.39	$0.95	$0.81
Cash dividends declared	$0.21	$0.18	$0.40	$0.34
Weighted average common shares outstanding used in computation:
Basic shares	29,510,175	30,568,247	29,658,051	30,641,165
Diluted shares	29,714,942	30,803,725	29,881,534	30,879,923
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$14,224	$12,025	$28,501	$25,104
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(3,669)	2,795	(18,640)	4,919
Defined benefit plans	150	190	406	(174)
Total other comprehensive income (loss), net of tax	(3,519)	2,985	(18,234)	4,745
Comprehensive income	$10,705	$15,010	$10,267	$29,849

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	28,501	—	—	28,501
Other comprehensive loss	—	—	—	—	—	(18,234)	—	(18,234)
Cash dividends ($0.40 per share)	—	—	—	—	(11,875)	—	—	(11,875)
16,950 net shares of common stock purchased by directors' deferred compensation plan	—	—	(504)	—	—	—	—	(504)
614,247 shares of common stock repurchased and retired and other related costs	(614,247)	—	(18,082)		—	—	—	(18,082)
Share-based compensation	79,979	—	—	851	—	—	—	851
Distribution from variable interest entity	—	—	—	—	—	—	(24)	(24)
Balance at June 30, 2018	29,489,954	$—	$485,402	$86,949	$(70,435)	$(21,248)	$—	$480,668

Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	25,104	—	—	25,104
Other comprehensive income	—	—	—	—	—	4,745	—	4,745
Cash dividends ($0.34 per share)	—	—	—	—	(10,432)	—	—	(10,432)
10,620 net shares of common stock purchased by directors' deferred compensation plan	—	—	(341)	—	—	—	—	(341)
362,371 shares of common stock repurchased and retired and other related costs	(362,371)	—	(11,208)	—	—	—	—	(11,208)
Share-based compensation	80,927	—	—	412	—	—	—	412
Balance at June 30, 2017	30,514,799	$—	$519,383	$84,592	$(94,269)	$3,224	$25	$512,955

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-01. See Notes 1 and 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2018-02. See Note 2 to the consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$28,501	$25,104
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	321	(2,362)
Depreciation and amortization	3,177	3,150
Write down of other real estate, net of gain on sale	250	(165)
Amortization of core deposit premium and mortgage servicing rights	2,231	2,404
Net amortization and accretion of premium/discounts on investment securities	5,769	5,826
Share-based compensation	851	412
Net loss on sales of investment securities	—	1,640
Net gain on sales of residential mortgage loans	(1,931)	(2,396)
Proceeds from sales of loans held for sale	118,294	168,624
Originations of loans held for sale	(109,123)	(147,635)
Equity in earnings of unconsolidated subsidiaries	(80)	(212)
Net increase in cash surrender value of bank-owned life insurance	(819)	(2,170)
Deferred income taxes	7,348	13,648
Net tax benefits from share-based compensation	166	583
Net change in other assets and liabilities	(5,274)	(8,279)
Net cash provided by operating activities	49,681	58,172
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	78,401	86,372
Proceeds from sales of investment securities available-for-sale	—	96,019
Purchases of investment securities available-for-sale	(85,313)	(253,372)
Proceeds from maturities of and calls on investment securities held-to-maturity	33,319	12,715
Net loan proceeds (originations)	(92,539)	(17,715)
Purchases of loan portfolios	(20,608)	(50,725)
Proceeds from sale of foreclosed loans/other real estate owned	46	102
Proceeds from bank-owned life insurance	167	1,710
Net purchases of premises and equipment	(1,833)	(4,144)
Net return of capital from unconsolidated subsidiaries	578	455
Net (purchases of) proceeds from redemption of FHLB stock	(2,485)	5,080
Net cash used in investing activities	(90,267)	(123,503)
Cash flows from financing activities:
Net increase in deposits	22,745	278,181
Net (decrease) increase in short-term borrowings	55,000	(135,000)
Cash dividends paid on common stock	(11,875)	(10,432)
Repurchases of common stock and other related costs	(18,082)	(11,208)
Net cash provided by financing activities	47,788	121,541
Net increase (decrease) in cash and cash equivalents	7,202	56,210
Cash and cash equivalents at beginning of period	82,293	84,341
Cash and cash equivalents at end of period	$89,495	$140,551

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,552	$5,461
Income taxes	22	4,000
Supplemental disclosure of non-cash investing and financing activities:
Net reclassification of loans to foreclosed loans/other real estate owned	40	154

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

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.1 million and $9.2 million, respectively, at June 30, 2018 and $0.6 million and $6.5 million, respectively, at December 31, 2017. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Reclassifications

The Company's equity investment securities in the prior year have been reclassified from available-for-sale debt securities to conform to the current year's presentation in accordance with Accounting Standards Update ("ASU") 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The reclassification had no impact on the Company's reported net income or shareholders' equity.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2018

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaces most existing revenue recognition guidance in GAAP. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This included reviewing the contracts potentially impacted by the standard in revenue streams such as deposit-related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. We adopted ASU 2014-09 and all subsequent amendments to the standard beginning January 1, 2018 under the modified retrospective approach. Based on our analysis, the standard required us to change how we recognize certain recurring revenue streams on a gross versus net basis. This resulted in an increase in other service charges and fees totaling $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively, and the resultant increase in other operating expense-other for the same amount. These changes did not have an impact to our net income; as such a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be recorded in accordance with legacy GAAP. Refer to Note 12 - Revenue from Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of Accounting Standards Codification ("ASC") 606.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The amendments in ASU 2016-01 made targeted improvements to GAAP as follows: 1) required equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminated the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminated the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and 8) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU 2016-01 beginning January 1, 2018, which resulted in a reclassification of the Company's equity investment securities portfolio of $0.8 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively, from available-for-sale debt securities to equity securities on the Company's consolidated balance sheets. Changes in fair value are recognized in net income. In addition, during the first quarter of 2018, the Company recorded a cumulative effect adjustment which increased opening retained earnings (or reduced opening accumulated deficit) and decreased accumulated other comprehensive income (loss) ("AOCI") by $0.1 million related to the unrealized gains on the equity investment securities portfolio and changes in the fair value of the equity investment securities portfolio were recognized in net income. The Company also engaged a third-party consultant, who used a refined calculation to determine the fair value of our loans held for investment portfolio using the exit price notion, which is included in our fair value disclosures in Note 18 - Fair Value of Financial Assets and Liabilities. The refined calculation did not have a material impact on our fair value disclosures.

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

In March 2017, the FASB issued ASU 2017-08, "Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted ASU 2017-08 effective January 1, 2018. The amendments in ASU 2017-08 did not have a material impact to the Company's financial statements.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 was issued to address certain stranded tax effects in AOCI as a result of H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). ASU 2018-02 provides companies the option to reclassify stranded tax effects within AOCI to retained earnings (or accumulated deficit) in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax assets and liabilities related to items within AOCI. ASU 2018-02 requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. Although ASU 2018-02 is effective for the Company's reporting period beginning on January 1, 2019, the Company elected to early adopt the standard effective January 1, 2018. As a result, the Company recorded cumulative effect adjustments which increased opening retained earnings (or reduced opening accumulated deficit) and decreased AOCI for the stranded tax effects related to the Company's defined benefit pension and supplemental retirement plan obligations and the unrealized loss on the Company's investment securities portfolio by $1.4 million and $0.5 million, respectively.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The ASU is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the ASU will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the ASU are less than one percent of our total assets as of June 30, 2018.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, providing for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the accounting treatment for other-than-temporary impairment for available-for-sale debt securities. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. As such, the Company will implement CECL for the reporting period beginning January 1, 2020. The new guidance will require significant operational changes, particularly in data collection and analysis.

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

3. INVESTMENT SECURITIES

A summary of our investment portfolio is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$92,247	$3	$(3,916)	$88,334
Commercial - U.S. Government-sponsored entities	65,909	—	(1,913)	63,996
Total	$158,156	$3	$(5,829)	$152,330

Available-for-sale:
Debt securities:
States and political subdivisions	$176,640	$1,258	$(1,980)	$175,918
Corporate securities	65,908	28	(504)	65,432
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,746	23	(266)	35,503
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	797,679	389	(24,343)	773,725
Commercial - U.S. Government agencies and sponsored entities	54,429	—	(2,006)	52,423
Residential - Non-government agencies	43,150	316	(620)	42,846
Commercial - Non-government agencies	134,962	877	(1,717)	134,122
Total	$1,308,514	$2,891	$(31,436)	$1,279,969

Equity securities	$692	$152	$—	$844

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$100,279	$106	$(2,222)	$98,163
Commercial - U.S. Government-sponsored entities	91,474	—	(436)	91,038
Total	$191,753	$106	$(2,658)	$189,201

Available-for-sale:
Debt securities:
States and political subdivisions	$178,459	$2,041	$(719)	$179,781
Corporate securities	73,772	582	(76)	74,278
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,519	60	(69)	25,510
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	808,242	2,230	(9,789)	800,683
Commercial - U.S. Government agencies and sponsored entities	40,012	—	(287)	39,725
Residential - Non-government agencies	45,679	1,084	—	46,763
Commercial - Non-government agencies	135,058	2,461	(193)	137,326
Total	$1,306,741	$8,458	$(11,133)	$1,304,066

Equity securities	$686	$139	$—	$825

The amortized cost and estimated fair value of investment securities at June 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$92,247	$88,334
Commercial - U.S. Government-sponsored entities	65,909	63,996
Total	$158,156	$152,330

Available-for-sale:
Due in one year or less	$35,234	$35,259
Due after one year through five years	132,627	132,431
Due after five years through ten years	50,044	49,512
Due after ten years	60,389	59,651

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	797,679	773,725
Commercial - U.S. Government agencies and sponsored entities	54,429	52,423
Residential - Non-government agencies	43,150	42,846
Commercial - Non-government agencies	134,962	134,122
Total	$1,308,514	$1,279,969

Equity securities	$692	$844

We did not sell any available-for-sale securities during the three and six months ended June 30, 2018.

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

Investment securities of $1.03 billion and $1.08 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 345 and 223 investment securities which were in an unrealized or unrecognized loss position at June 30, 2018 and December 31, 2017, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Debt securities:
States and political subdivisions	$72,466	$(1,052)	$15,114	$(928)	$87,580	$(1,980)
Corporate securities	47,624	(316)	5,144	(188)	52,768	(504)
U.S. Treasury obligations and direct obligations of U.S Government agencies	28,864	(266)	—	—	28,864	(266)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	499,759	(11,959)	339,024	(16,300)	838,783	(28,259)
Residential - Non-government agencies	25,590	(620)	—	—	25,590	(620)
Commercial - U.S. Government agencies and sponsored entities	116,420	(3,919)	—	—	116,420	(3,919)
Commercial - Non-government agencies	85,063	(1,717)	—	—	85,063	(1,717)
Total temporarily impaired securities	$875,786	$(19,849)	$359,282	$(17,416)	$1,235,068	$(37,265)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Debt securities:
States and political subdivisions	$53,811	$(305)	$15,403	$(414)	$69,214	$(719)
Corporate securities	—	—	5,307	(76)	5,307	(76)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,740	(69)	—	—	10,740	(69)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	335,883	(3,372)	340,219	(8,639)	676,102	(12,011)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government-sponsored entities	130,763	(723)	—	—	130,763	(723)
Commercial - Non-government agencies	28,490	(193)	—	—	28,490	(193)
Total temporarily impaired securities	$559,687	$(4,662)	$360,929	$(9,129)	$920,616	$(13,791)

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$522,903	$503,738
Real estate:
Construction	67,289	64,525
Residential mortgage	1,373,345	1,337,193
Home equity	430,871	412,230
Commercial mortgage	1,019,629	979,239
Consumer	464,950	470,819
Leases	223	362
Gross loans and leases	3,879,210	3,768,106
Net deferred costs	2,371	2,509
Total loans and leases, net of deferred costs	$3,881,581	$3,770,615

During the six months ended June 30, 2018, we foreclosed on one loan totaling $40 thousand, which was sold at a small premium to book value.

During the six months ended June 30, 2017, we foreclosed on one loan totaling $0.1 million.

During the six months ended June 30, 2018 and 2017, we did not transfer any loans to the held-for-sale category.

We did not sell any portfolio loans during the six months ended June 30, 2018 and 2017.

In May 2018, we purchased an auto loan portfolio totaling $20.6 million which included a $0.1 million premium over the $20.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 63 months and a weighted average yield, net of the premium paid and servicing costs, of 3.89%.

In November 2017, we purchased an auto loan portfolio totaling $33.1 million which included a $1.1 million premium over the $31.9 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 76 months and a weighted average yield, net of the premium paid and servicing costs, of 3.04%.

In May 2017, we purchased an auto loan portfolio totaling $26.6 million which included a $0.9 million premium over the $25.7 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 77 months and a weighted average yield, net of the premium paid and servicing costs, of 2.67%.

In March 2017, we purchased an auto loan portfolio totaling $24.1 million which included a $0.4 million premium over the $23.8 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 55 months and a weighted average yield, net of the premium paid and servicing costs, of 2.60%.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of June 30, 2018 and December 31, 2017:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
June 30, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,525	1,811	14,252	3,168	15,094	6,331	—	48,181
Total ending balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181

Loans and leases:
Individually evaluated for impairment	$423	$2,437	$12,888	$514	$3,572	$—	$—	$19,834
Collectively evaluated for impairment	522,480	64,852	1,360,457	430,357	1,016,057	464,950	223	3,859,376
Subtotal	522,903	67,289	1,373,345	430,871	1,019,629	464,950	223	3,879,210
Net deferred costs (income)	392	(395)	3,874	(1)	(1,439)	(60)	—	2,371
Total loans and leases, net of deferred costs (income)	$523,295	$66,894	$1,377,219	$430,870	$1,018,190	$464,890	$223	$3,881,581

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,594	1,835	14,328	3,317	16,801	6,126	—	50,001
Total ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	6,126	$—	$50,001

Loans and leases:
Individually evaluated for impairment	$491	$2,597	$13,862	$416	$3,914	$—	$—	$21,280
Collectively evaluated for impairment	503,247	61,928	1,323,331	411,814	975,325	470,819	362	3,746,826
Subtotal	503,738	64,525	1,337,193	412,230	979,239	470,819	362	3,768,106
Net deferred costs (income)	281	(285)	4,028	—	(1,442)	(73)	—	2,509
Total loans and leases, net of deferred costs (income)	$504,019	$64,240	$1,341,221	$412,230	$977,797	$470,746	$362	$3,770,615

There were no impaired loans with an allowance recorded as of June 30, 2018 and December 31, 2017. The following table presents by class, information related to impaired loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial & agricultural	$533	$423	$—	$602	$491	$—
Real estate:
Construction	7,787	2,437	—	7,947	2,597	—
Residential mortgage	13,947	12,888	—	14,920	13,862	—
Home equity	514	514	—	416	416	—
Commercial mortgage	3,572	3,572	—	3,914	3,914	—
Total impaired loans	$26,353	$19,834	$—	$27,799	$21,280	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial & agricultural	$628	$3	$1,291	$4	$540	$5	$1,624	$4
Real estate:
Construction	2,464	28	2,783	24	2,517	54	2,841	48
Residential mortgage	12,832	159	17,658	1,070	13,358	296	18,597	1,167
Home equity	518	—	1,482	1	546	—	1,310	1
Commercial mortgage	3,616	36	5,346	46	3,726	74	5,445	93
Total	$20,058	$226	$28,560	$1,145	$20,687	$429	$29,817	$1,313

Foreclosure Proceedings

The Company did not have any residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2018. The Company had $40 thousand of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
June 30, 2018
Commercial, financial & agricultural	$10,622	$283	$—	$—	$10,905	$512,390	$523,295
Real estate:
Construction	—	—	—	—	—	66,894	66,894
Residential mortgage	—	2,069	279	2,400	4,748	1,372,471	1,377,219
Home equity	48	105	—	514	667	430,203	430,870
Commercial mortgage	—	—	—	—	—	1,018,190	1,018,190
Consumer	1,512	860	362	—	2,734	462,156	464,890
Leases	—	—	—	—	—	223	223
Total	$12,182	$3,317	$641	$2,914	$19,054	$3,862,527	$3,881,581

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2017
Commercial, financial & agricultural	$410	$355	$—	$—	$765	$503,254	$504,019
Real estate:
Construction	—	—	—	—	—	64,240	64,240
Residential mortgage	4,037	2,127	49	2,280	8,493	1,332,728	1,341,221
Home equity	105	264	—	416	785	411,445	412,230
Commercial mortgage	—	—	—	79	79	977,718	977,797
Consumer	2,126	1,056	515	—	3,697	467,049	470,746
Leases	—	—	—	—	—	362	362
Total	$6,678	$3,802	$564	$2,775	$13,819	$3,756,796	$3,770,615

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2018 consisted of four Hawaii residential mortgage loans with a combined principal balance of $0.5 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $11.3 million of TDRs still accruing interest at June 30, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and six months ended June 30, 2018.

The following table presents by class, information related to loans modified in a TDR during the period presented. There were no loans modified in a TDR during the three and six months ended June 30, 2018 or the three months ended June 30, 2017.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Six Months Ended June 30, 2017
Commercial, financial & agricultural	1	$653	$—
Total	1	$653	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2018 and 2017.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
June 30, 2018
Commercial, financial & agricultural	$496,758	$8,390	$17,755	$—	$522,903	$392	$523,295
Real estate:
Construction	58,410	8,879	—	—	67,289	(395)	66,894
Residential mortgage	1,370,568	—	2,777	—	1,373,345	3,874	1,377,219
Home equity	430,357	—	514	—	430,871	(1)	430,870
Commercial mortgage	1,007,316	10,613	1,700	—	1,019,629	(1,439)	1,018,190
Consumer	464,588	—	158	204	464,950	(60)	464,890
Leases	223	—	—	—	223	—	223
Total	$3,828,220	$27,882	$22,904	$204	$3,879,210	$2,371	$3,881,581

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2017
Commercial, financial & agricultural	$474,995	$7,543	$21,200	$—	$503,738	$281	$504,019
Real estate:
Construction	55,646	8,879	—	—	64,525	(285)	64,240
Residential mortgage	1,334,760	—	2,433	—	1,337,193	4,028	1,341,221
Home equity	411,814	—	416	—	412,230	—	412,230
Commercial mortgage	955,865	12,735	10,639	—	979,239	(1,442)	977,797
Consumer	470,243	—	305	271	470,819	(73)	470,746
Leases	362	—	—	—	362	—	362
Total	$3,703,685	$29,157	$34,993	$271	$3,768,106	$2,509	$3,770,615

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Three Months Ended June 30, 2018
Beginning balance	$7,476	$1,714	$14,207	$3,328	$16,186	$6,306	$—	$49,217
Provision (credit) for loan and lease losses	496	91	24	(169)	(1,121)	1,211	—	532
	7,972	1,805	14,231	3,159	15,065	7,517	—	49,749
Charge-offs	742	—	—	—	—	1,729	—	2,471
Recoveries	295	6	21	9	29	543	—	903
Net charge-offs (recoveries)	447	(6)	(21)	(9)	(29)	1,186	—	1,568
Ending balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181

Three Months Ended June 30, 2017
Beginning balance	$8,346	$3,718	$14,892	$3,425	$19,187	$5,801	$—	$55,369
Provision (credit) for loan and lease losses	353	(562)	(1,495)	(82)	(1,131)	635	—	(2,282)
	8,699	3,156	13,397	3,343	18,056	6,436	—	53,087
Charge-offs	337	—	—	—	—	1,470	—	1,807
Recoveries	236	56	637	27	128	464	—	1,548
Net charge-offs (recoveries)	101	(56)	(637)	(27)	(128)	1,006	—	259
Ending balance	$8,598	$3,212	$14,034	$3,370	$18,184	$5,430	$—	$52,828

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Six Months Ended June 30, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	732	(1,223)	(123)	(161)	(1,751)	2,847	—	321
	8,326	612	14,205	3,156	15,050	8,973	—	50,322
Charge-offs	1,240	—	—	—	—	3,662	—	4,902
Recoveries	439	1,199	47	12	44	1,020	—	2,761
Net charge-offs (recoveries)	801	(1,199)	(47)	(12)	(44)	2,642	—	2,141
Ending balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181

Six Months Ended June 30, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$56,631
Provision (credit) for loan and lease losses	287	(1,089)	(1,754)	(161)	(1,059)	1,414	—	(2,362)
	8,924	3,135	13,301	3,341	18,045	7,523	—	54,269
Charge-offs	837	—	—	—	—	2,967	—	3,804
Recoveries	511	77	733	29	139	874	—	2,363
Net charge-offs (recoveries)	326	(77)	(733)	(29)	(139)	2,093	—	1,441
Ending balance	$8,598	$3,212	$14,034	$3,370	$18,184	$5,430	$—	$52,828

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a debit of $0.5 million and $0.3 million in the three and six months ended June 30, 2018, respectively, compared to a credit of $2.3 million and $2.4 million in the three and six months ended June 30, 2017, respectively.

6. SECURITIZATIONS

In prior years, we securitized certain residential mortgage loans with a U.S. Government sponsored entity and continue to service the residential mortgage loans. The servicing assets were recorded at their respective fair values at the time of securitization.

All unsold mortgage-backed securities from prior securitizations were categorized as available-for-sale securities and were therefore recorded at their fair values of $1.2 million and $1.5 million at June 30, 2018 and December 31, 2017, respectively. The fair values of these mortgage-backed securities were based on quoted prices of similar instruments in active markets. Unrealized gains of $41 thousand and $0.1 million on unsold mortgage-backed securities were recorded in AOCI at June 30, 2018 and December 31, 2017, respectively.

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Investments in low income housing tax credit partnerships	$6,380	$3,608
Trust preferred investments	2,792	2,792
Investments in affiliates	136	634
Other	54	54
Total	$9,362	$7,088

The Company had $5.6 million in unfunded low income housing commitments as of June 30, 2018 compared to $2.6 million at December 31, 2017. The Company expects to fund $1.9 million in 2018 and $3.7 million in 2019.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2018 and June 30, 2017:

(dollars in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cost method:
Amortization expense recognized in other operating expense	$113	$223	$227	$456
Tax credits recognized in income tax expense	153	260	305	526

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the six months ended June 30, 2018:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, beginning of period	$2,006	$15,843	$17,849
Additions	—	807	807
Amortization	(1,337)	(894)	(2,231)
Balance, end of period	$669	$15,756	$16,425

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively.

Amortization of mortgage servicing rights was $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2018, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2017, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017
Fair market value, beginning of period	$17,161	$18,087
Fair market value, end of period	18,560	17,024
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	13.9	16.1

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(43,973)	$669	$44,642	$(42,636)	$2,006
Mortgage servicing rights	65,208	(49,452)	15,756	64,401	(48,558)	15,843
Total	$109,850	$(93,425)	$16,425	$109,043	$(91,194)	$17,849

Based on the core deposit premium and mortgage servicing rights held as of June 30, 2018, estimated amortization expense for the remainder of fiscal year 2018, the next five succeeding fiscal years and all years thereafter are as follows:

	Estimated Amortization Expense
(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
2018 (remainder)	$669	$770	$1,439
2019	—	1,323	1,323
2020	—	1,113	1,113
2021	—	934	934
2022	—	793	793
2023	—	698	698
Thereafter	—	10,125	10,125
	$669	$15,756	$16,425

We perform an impairment assessment of our core deposit premium and mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2018, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2018, we were a party to interest rate lock and forward sale commitments on $3.7 million and $12.7 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate lock and forward sale commitments	Other assets / other liabilities	$22	$35	$51	$49

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	$(36)
Loans held for sale	Other income	7

Three Months Ended June 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	80
Loans held for sale	Other income	(3)

Six Months Ended June 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	(15)
Loans held for sale	Other income	—

Six Months Ended June 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(127)
Loans held for sale	Other income	(3)

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.62 billion line of credit as of June 30, 2018, compared to $1.50 billion at December 31, 2017. At June 30, 2018, $1.53 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017. Short-term borrowings under this arrangement totaled $87.0 million at June 30, 2018, compared to $32.0 million at December 31, 2017.  There were no long-term borrowings under this arrangement at June 30, 2018 and December 31, 2017. FHLB advances available at June 30, 2018 were secured by certain real estate loans with a carrying value of $2.18 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $71.5 million and $73.0 million, respectively. As of June 30, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $125.8 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2018, the bank had Statutory Retained Earnings of $86.3 million.

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

In the year ended December 31, 2017, 864,483 shares of common stock, at a cost of $26.6 million, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

In the six months ended June 30, 2018, a total of 614,247 shares of common stock, at a cost of $18.1 million, were repurchased under the Repurchase Plan. A total of $35.4 million remained available for repurchase under the Repurchase Plan as of June 30, 2018.

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

Fees on Foreign Exchange

The Company provides foreign currency exchange services to customers, whereby cash can be converted to different foreign currencies, and vice versa. As a result of the services, a gain or loss is recognized on foreign currency transactions, as well as income related to commissions and fees earned on each transaction.

Revenue from the commissions and fees earned on the transactions fall within the scope of ASC 606, and is recorded in a manner that reflects the timing of when transactions occur, and as services are provided. Realized and unrealized gains or losses related to foreign currency are out of scope of ASC 606.

Loan Placement Fees

Loan placement fees primarily represent revenues earned by the Company for loan placement and underwriting. Revenues for these services are recorded at a point-in-time, upon completion of a contractually identified transaction, or when an advisory opinion is provided.

Gain on Sales of Foreclosed Assets

The Company records a gain or loss on the sale of a foreclosed property when control of the property transfers to the Company, which typically occurs at the time the deed is executed. The Company does not finance the sale of the foreclosed property.

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$1,977	$2,120	$3,980	$4,156
Other service charges on deposit accounts	2,835	2,513	5,391	4,724
Income on fiduciary activities	1,017	964	1,973	1,828
Fees on foreign exchange	28	44	60	83
Loan placement fees	220	146	417	280
Net gain on sales of foreclosed assets	—	84	—	186
In-scope other operating income	6,077	5,871	11,821	11,257
Out-of-scope other operating income	3,553	1,999	6,763	6,627
Total other operating income	$9,630	$7,870	$18,584	$17,884

13. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income:
Loan servicing fees	$1,289	$1,340	$2,600	$2,698
Amortization of mortgage servicing rights	(437)	(547)	(894)	(1,067)
Gain on sale of residential mortgage loans	959	1,084	1,931	2,396
Unrealized gain (loss) on interest rate locks	(36)	80	(15)	(127)
Total mortgage banking income	$1,775	$1,957	$3,622	$3,900

14. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	397,551	$25.49
Changes during the period:
Granted	112,794	29.55
Vested	(110,336)	24.36
Forfeited	(18,977)	27.47
Non-vested restricted stock awards and units, end of period	381,032	26.93

15. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Interest cost	$167	$233	$398	$462
Expected return on plan assets	(345)	(264)	(604)	(528)
Amortization of net actuarial loss	192	300	490	596
Net periodic cost	$14	$269	$284	$530

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

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Interest cost	$98	$100	$195	$215
Amortization of net actuarial loss	43	25	86	51
Amortization of net transition obligation	4	5	9	9
Amortization of prior service cost	4	4	9	8
Settlement	—	138	—	138
Net periodic cost	$149	$272	$299	$421

All components of net periodic benefit cost are included in salaries and employee benefits in the Company's consolidated statements of income.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2018 and 2017, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(5,057)	$(1,388)	$(3,669)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(5,057)	(1,388)	(3,669)

Defined benefit plans:
Amortization of net actuarial loss	235	91	144
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	243	93	150

Other comprehensive loss	$(4,814)	$(1,295)	$(3,519)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$3,001	$1,193	$1,808
Less: Reclassification adjustments from AOCI realized in net income	1,640	653	987
Net unrealized gains on investment securities	4,641	1,846	2,795

Defined benefit plans:
Amortization of net actuarial loss	325	222	103
Amortization of net transition obligation	5	2	3
Amortization of prior service cost	4	2	2
Settlement	138	56	82
Defined benefit plans, net	472	282	190

Other comprehensive income	$5,113	$2,128	$2,985

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(25,512)	$(6,872)	$(18,640)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(25,512)	(6,872)	(18,640)

Defined benefit plans:
Amortization of net actuarial loss	576	184	392
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	9	2	7
Defined benefit plans, net	594	188	406

Other comprehensive loss	$(24,918)	$(6,684)	$(18,234)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,528	$2,596	$3,932
Less: Reclassification adjustments from AOCI realized in net income	1,640	653	987
Net unrealized gains on investment securities	8,168	3,249	4,919

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	647	287	360
Amortization of net transition obligation	9	3	6
Amortization of prior service cost	8	3	5
Settlement	138	56	82
Defined benefit plans, net	(240)	(66)	(174)

Other comprehensive income	$7,928	$3,183	$4,745

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2018
Balance at beginning of period	$(10,492)	$(7,237)	$(17,729)

Other comprehensive income (loss) before reclassifications	(3,669)	—	(3,669)
Reclassification adjustments from AOCI	—	150	150
Total other comprehensive income (loss)	(3,669)	150	(3,519)

Balance at end of period	$(14,161)	$(7,087)	$(21,248)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2017
Balance at beginning of period	$6,853	$(6,614)	$239

Other comprehensive income before reclassifications	1,808	—	1,808
Reclassification adjustments from AOCI	987	190	1,177
Total other comprehensive income	2,795	190	2,985

Balance at end of period	$9,648	$(6,424)	$3,224

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of the adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of the adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(18,640)	—	(18,640)
Reclassification adjustments from AOCI	—	406	406
Total other comprehensive income (loss)	(18,640)	406	(18,234)

Balance at end of period	$(14,161)	$(7,087)	$(21,248)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss) before reclassifications	3,932	(627)	3,305
Reclassification adjustments from AOCI	987	453	1,440
Total other comprehensive income (loss)	4,919	(174)	4,745

Balance at end of period	$9,648	$(6,424)	$3,224

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2018 and 2017:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2018	2017
Sale of investment securities available-for-sale	$—	$(1,640)	Investment securities gains (losses)
	—	653	Income tax benefit (expense)
	$—	$(987)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(235)	$(325)	(1)
Net transition obligation	(4)	(5)	(1)
Prior service cost	(4)	(4)	(1)
Settlement	—	(138)	(1)
	(243)	(472)	Total before tax
	93	282	Income tax benefit (expense)
	$(150)	$(190)	Net of tax

Total reclassification adjustments from AOCI for the period	$(150)	$(1,177)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2018	2017
Sale of investment securities available-for-sale	$—	$(1,640)	Investment securities gains (losses)
	—	653	Income tax benefit (expense)
	$—	$(987)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(576)	$(647)	(1)
Net transition obligation	(9)	(9)	(1)
Prior service cost	(9)	(8)	(1)
Settlement	—	(138)	(1)
	(594)	(802)	Total before tax
	188	349	Income tax benefit (expense)
	$(406)	$(453)	Net of tax

Total reclassification adjustments from AOCI for the period	$(406)	$(1,440)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost (see Note 15 - Pension and Supplemental Executive Retirement Plans for additional details).

17. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$14,224	$12,025	$28,501	$25,104

Weighted average common shares outstanding - basic	29,510,175	30,568,247	29,658,051	30,641,165
Dilutive effect of employee stock options and awards	204,767	235,478	223,483	238,758
Weighted average common shares outstanding - diluted	29,714,942	30,803,725	29,881,534	30,879,923

Basic earnings per common share	$0.48	$0.39	$0.96	$0.82
Diluted earnings per common share	$0.48	$0.39	$0.95	$0.81

Anti-dilutive employee stock options and awards outstanding	—	33	—	25

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans as of June 30, 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Federal Home Loan Bank Stock

It is not practical to determine the fair value of FHLB stock due to the restrictions placed on its transferability.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial assets
Cash and due from banks	$75,547	$75,547	$75,547	$—	$—
Interest-bearing deposits in other banks	13,948	13,948	13,948	—	—
Investment securities	1,438,969	1,433,143	844	1,420,965	11,334
Loans held for sale	9,096	9,096	—	9,096	—
Net loans and leases	3,833,400	3,730,643	—	19,834	3,710,809
Mortgage servicing rights	15,756	18,560	—	—	18,560
Federal Home Loan Bank stock	10,246	N/A	N/A	N/A	N/A

Financial liabilities
Deposits:
Noninterest-bearing demand	1,365,010	1,365,010	1,365,010	—	—
Interest-bearing demand and savings and money market	2,455,275	2,455,275	2,455,275	—	—
Time	1,158,814	1,151,237	—	—	1,151,237
Short-term borrowings	87,000	87,000	—	87,000	—
Long-term debt	92,785	88,407	—	88,407	—

Off-balance sheet financial instruments
Commitments to extend credit	1,039,452	1,302	—	1,302	—
Standby letters of credit and financial guarantees written	13,049	196	—	196	—
Derivatives:
Interest rate lock commitments	3,686	14	—	14	—
Forward sale commitments	12,740	(43)	—	(43)	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial assets
Cash and due from banks	$75,318	$75,318	$75,318	$—	$—
Interest-bearing deposits in other banks	6,975	6,975	6,975	—	—
Investment securities	1,496,644	1,494,092	825	1,481,473	11,794
Loans held for sale	16,336	16,336	—	16,336	—
Net loans and leases	3,720,614	3,684,834	—	21,280	3,663,554
Mortgage servicing rights	15,843	17,161	—	—	17,161
Federal Home Loan Bank stock	7,761	N/A	N/A	N/A	N/A

Financial liabilities
Deposits:
Noninterest-bearing demand	1,395,556	1,395,556	1,395,556	—	—
Interest-bearing demand and savings and money market	2,414,930	2,414,930	2,414,930	—	—
Time	1,145,868	1,140,064	—	—	1,140,064
Short-term borrowings	32,000	32,000	—	32,000	—
Long-term debt	92,785	70,139	—	70,139	—

Off-balance sheet financial instruments
Commitments to extend credit	917,405	1,140	—	1,140	—
Standby letters of credit and financial guarantees written	13,551	203	—	203	—
Derivatives:
Interest rate lock commitments	2,494	12	—	12	—
Forward sale commitments	18,748	(26)	—	(26)	—

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale and equity securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans, mortgage servicing rights, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

The Company's policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2018. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2018.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Available-for-sale securities:
Debt securities:
States and political subdivisions	$175,918	$—	$164,584	$11,334
Corporate securities	65,432	—	65,432	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,503	—	35,503	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	773,725	—	773,725	—
Commercial - U.S. Government agencies and sponsored entities	52,423	—	52,423	—
Residential - Non-government agencies	42,846	—	42,846	—
Commercial - Non-government agencies	134,122	—	134,122	—
Total available-for-sale securities	1,279,969	—	1,268,635	11,334
Equity securities	844	844	—	—
Derivatives: Interest rate lock and forward sale commitments	(29)	—	(29)	—
Total	$1,280,784	$844	$1,268,606	$11,334

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Available-for-sale securities:
Debt securities:
States and political subdivisions	$179,781	$—	$167,987	$11,794
Corporate securities	74,278	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	—	25,510	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	800,683	—	800,683	—
Commercial - U.S. Government agencies and sponsored entities	39,725	—	39,725	—
Residential - Non-government agencies	46,763	—	46,763	—
Commercial - Non-government agencies	137,326	—	137,326	—
Total available-for-sale securities	1,304,066	—	1,292,272	11,794
Equity securities	825	825	—	—
Derivatives: Interest rate lock and forward sale commitments	(14)	—	(14)	—
Total	$1,304,877	$825	$1,292,258	$11,794

For the six months ended June 30, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2017	$11,794
Principal payments received	(189)
Unrealized net gain (loss) included in other comprehensive income	(271)
Balance at June 30, 2018	$11,334

Balance at December 31, 2016	$12,196
Principal payments received	(183)
Unrealized net gain (loss) included in other comprehensive income	176
Balance at June 30, 2017	$12,189

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.3 million and $12.2 million at June 30, 2018 and June 30, 2017, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of June 30, 2018, the weighted average discount rate utilized was 5.16%, compared to 4.54% at June 30, 2017 and 4.81% at December 31, 2017, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans (1)	$19,834	$—	$19,834	$—
Mortgage servicing rights	18,560	—	—	18,560
Other real estate (2)	595	—	595	—

December 31, 2017
Impaired loans (1)	$21,280	$—	$21,280	$—
Mortgage servicing rights	17,161	—	—	17,161
Other real estate (2)	851	—	851	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)
 Represents other real estate that is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

The significant unobservable inputs used in the fair value measurement of the Company's mortgage servicing rights are the weighted average discount rate and the forecasted constant prepayment rate. As of June 30, 2018, the weighted average discount rate and the forecasted constant prepayment rate utilized were 9.5% and 13.9%, respectively, compared to 9.5% and 16.1%, respectively, as of June 30, 2017 and 9.5% and 16.0%, respectively, as of December 31, 2017. Significant increases (decreases) in the weighted average discount rate and/or the forecasted constant prepayment rate could result in a significantly lower (higher) fair value measurement.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2018
Net interest income	$37,281	$5,391	$—	$42,672
Inter-segment net interest income (expense)	6,915	(4,941)	(1,974)	—
Credit (provision) for loan and lease losses	(532)	—	—	(532)
Other operating income:
Mortgage banking income	923	—	852	1,775
Service charges on deposit accounts	1,977	—	—	1,977
Other service charges and fees	1,287	8	2,082	3,377
Income from fiduciary activities	1,017	—	—	1,017
Equity in earnings of unconsolidated subsidiaries	37	—	—	37
Fees on foreign exchange	29	248	—	277
Income from bank-owned life insurance	—	501	—	501
Loan placement fees	220	—	—	220
Other	200	2	247	449
Other operating income	5,690	759	3,181	9,630
Other operating expense	(15,777)	(358)	(17,589)	(33,724)
Administrative and overhead expense allocation	(15,167)	(223)	15,390	—
Income before taxes	18,410	628	(992)	18,046
Income tax (expense) benefit	(3,898)	(133)	209	(3,822)
Net income (loss)	$14,512	$495	$(783)	$14,224

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2017
Net interest income	$34,558	$7,071	$—	$41,629
Inter-segment net interest income (expense)	8,161	(6,339)	(1,822)	—
Credit (provision) for loan and lease losses	2,282	—	—	2,282
Other operating income:
Mortgage banking income	1,149	—	808	1,957
Service charges on deposit accounts	2,121	(1)	—	2,120
Other service charges and fees	1,147	—	1,906	3,053
Income from fiduciary activities	964	—	—	964
Equity in earnings of unconsolidated subsidiaries	151	—	—	151
Fees on foreign exchange	24	122	(16)	130
Investments securities gains (losses)	—	(1,640)	—	(1,640)
Income from bank-owned life insurance	—	583	—	583
Loan placement fees	146	—	—	146
Net gain (loss) sale of foreclosed assets	—	—	84	84
Other	142	3	177	322
Other operating income	5,844	(933)	2,959	7,870
Other operating expense	(14,835)	(322)	(17,178)	(32,335)
Administrative and overhead expense allocation	(15,021)	(228)	15,249	—
Income before taxes	20,989	(751)	(792)	19,446
Income tax (expense) benefit	(7,964)	240	303	(7,421)
Net income (loss)	$13,025	$(511)	$(489)	$12,025

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2018
Net interest income	$73,423	$11,571	$—	$84,994
Inter-segment net interest income (expense)	13,836	(10,390)	(3,446)	—
Credit (provision) for loan and lease losses	(321)	—	—	(321)
Other operating income:
Mortgage banking income	1,916	—	1,706	3,622
Service charges on deposit accounts	3,980	—	—	3,980
Other service charges and fees	2,430	14	3,967	6,411
Income from fiduciary activities	1,973	—	—	1,973
Equity in earnings of unconsolidated subsidiaries	80	—	—	80
Fees on foreign exchange	53	435	—	488
Investments securities gains (losses)	—	—	—	—
Income from bank-owned life insurance	—	819	—	819
Loan placement fees	417	—	—	417
Net gain (loss) sale of foreclosed assets	—	—	—	—
Other	355	2	437	794
Other operating income	11,204	1,270	6,110	18,584
Other operating expense	(31,702)	(743)	(34,797)	(67,242)
Administrative and overhead expense allocation	(30,113)	(446)	30,559	—
Income before taxes	36,327	1,262	(1,574)	36,015
Income tax (expense) benefit	(7,579)	(263)	328	(7,514)
Net income (loss)	$28,748	$999	$(1,246)	$28,501

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2017
Net interest income	$68,648	$14,236	$—	$82,884
Inter-segment net interest income (expense)	16,088	(12,529)	(3,559)	—
Credit (provision) for loan and lease losses	2,362	—	—	2,362
Other operating income:
Mortgage banking income	2,269	—	1,631	3,900
Service charges on deposit accounts	4,156	—	—	4,156
Other service charges and fees	1,985	—	3,816	5,801
Income from fiduciary activities	1,828	—	—	1,828
Equity in earnings of unconsolidated subsidiaries	212	—	—	212
Fees on foreign exchange	42	251	—	293
Investments securities gains (losses)	—	(1,640)	—	(1,640)
Income from bank-owned life insurance	—	1,700	—	1,700
Loan placement fees	280	—	—	280
Net gain (loss) sale of foreclosed assets	—	—	186	186
Other	796	17	355	1,168
Other operating income	11,568	328	5,988	17,884
Other operating expense	(29,853)	(710)	(33,232)	(63,795)
Administrative and overhead expense allocation	(28,725)	(430)	29,155	—
Income before taxes	40,088	895	(1,648)	39,335
Income tax (expense) benefit	(14,504)	(324)	597	(14,231)
Net income	$25,584	$571	$(1,051)	$25,104

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
June 30, 2018
Investment securities	$—	$1,438,969	$—	$1,438,969
Loans and leases (including loans held for sale)	3,890,677	—	—	3,890,677
Other	41,612	238,123	72,138	351,873
Total assets	$3,932,289	$1,677,092	$72,138	$5,681,519

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2017
Investment securities	$—	$1,496,644	$—	$1,496,644
Loans and leases (including loans held for sale)	3,786,951	—	—	3,786,951
Other	42,243	228,608	69,262	340,113
Total assets	$3,829,194	$1,725,252	$69,262	$5,623,708

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

Central Pacific Bank is a full-service community bank with 35 branches and 78 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

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

Investment Securities

Investments in debt and mortgage-backed securities are designated as trading, available-for-sale, or held-to-maturity. Securities are designated as held-to-maturity only if we have the positive intent and ability to hold these securities to maturity. Held-to-maturity debt securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in earnings during the periods in which they arise. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI"). Marketable equity securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in net income.

We use current quotations, where available, to estimate the fair value of investment securities. Where current quotations are not available, we estimate fair value based on the present value of expected future cash flows. We consider the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security's performance and our intent and ability to hold the security until recovery. Declines in the value of debt and mortgage-backed securities and marketable equity securities that are considered other than temporary are recorded in other operating income.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of credit losses inherent in our loan and lease portfolio at the balance sheet date. In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At June 30, 2018, we had an Allowance of $48.2 million, compared to $50.0 million at December 31, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, we have a valuation allowance on our net DTA of $3.3 million, which relates to our California state income taxes as we do not expect to generate sufficient income in California to utilize the DTA. Given our seven consecutive years of profitability and the expectation of continued profitability, strong asset quality, and well-capitalized position, we continue to believe that it is more likely than not that our remaining net DTA totaling $24.7 million at June 30, 2018 will be realized.

We may establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. The Company did not have any uncertain tax positions as of June 30, 2018 and December 31, 2017.

Financial Summary

Net income for the three months ended June 30, 2018 was $14.2 million, or $0.48 per diluted share, compared to $12.0 million, or $0.39 per diluted share for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $28.5 million, or $0.95 per diluted share, compared to $25.1 million, or $0.81 per diluted share for the six months ended June 30, 2017.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets	1.00%	0.88%	1.01%	0.92%
Return on average shareholders’ equity	11.83	9.32	11.72	9.78
Basic earnings per common share	$0.48	$0.39	$0.96	$0.82
Diluted earnings per common share	0.48	0.39	0.95	0.81

Material Trends

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by the real estate markets, economic environment and environmental conditions in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

Following the solid performances of our leading economic indicators in 2017, the economic outlook for Hawaii continues to be positive for the remainder of 2018. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the sixth straight year in 2017, Hawaii's strong visitor industry broke records in five keys categories, including visitor arrivals and visitor spending. The visitor industry recorded a strong first half of 2018. According to the Hawaii Tourism Authority ("HTA"), 5.0 million visitors visited the state in the six months ended June 30, 2018. This was an increase of 8.2% from the number of visitor arrivals in the six months ended June 30, 2017. The HTA also reported total spending by visitors increased to $9.3 billion in the six months ended June 30, 2018, or an increase of $901.1 million, or 10.8%, from the six months ended June 30, 2017. According to the Hawaii Department of Business, Economic Development and Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase 6.0% and 8.6% in 2018, respectively, and 1.2% and 2.0% in 2019, respectively.

After two years of consecutive growth above 2%, DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2017, but at a slower pace. In its second quarter of 2018 report, DBEDT projects real personal income and real gross state product to grow at a rate of 1.7% and 1.9%, respectively, for 2018 and 1.5% and 1.6%, respectively, for 2019.

Hawaii's labor market continues to be the tightest labor market in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.1% in June 2018, compared to 2.4% in June 2017. Hawaii's unemployment rate remained below the national seasonally adjusted unemployment rate of 4.0%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.2% in 2018 and 2.5% in 2019.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and the housing market set several new records in 2017. According to the Honolulu Board of Realtors, after a slow start to 2018, they continue to see a steady upward trend and anticipate peak sales in the late summer months. Oahu unit sales volume dipped slightly by 1.6% for single-family homes, while Oahu unit sales volume increased 1.3% for condominiums for the six months ended June 30, 2018 compared to the same time period last year. For the six months ended June 30, 2018, the median sales price for single-family homes on Oahu was $779,000, representing an increase of 3.9% from $750,000 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2018 was $425,000, representing an increase of 6.5% from $399,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong in 2018, however, there can be no assurance that this will occur.

We are closely monitoring the Mount Kilauea lava eruptions in the Puna District on the Big Island of Hawaii. In the Puna District we have a total of 37 residential mortgage loans and home equity lines of credit in our portfolio, with a total outstanding balance of $4.3 million. Within that portfolio, we are aware that six residential mortgage properties with an aggregate outstanding balance of $1.6 million have been destroyed by lava. We have confirmed that all six of these properties have adequate insurance coverage. We will continue to monitor and evaluate the impact of the Mount Kilauea lava eruptions on our business and financial condition.

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

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Federal Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range. During 2017, the Federal Reserve increased the Federal Funds rate three times, each time by 25 basis points. The Federal Reserve increased the target Federal Funds range by 25 bp during the first quarter of 2018 to 1.50%-1.75% and another 25 bp during the second quarter of 2018 to 1.75%-2.00%. The Federal Reserve has indicated that further increases are likely during the remainder of 2018, subject to economic conditions. As the Federal Reserve increases the Federal Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits and (iv) the fair value of our assets and liabilities.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and six months ended June 30, 2018 and 2017 is set forth below.

(dollars in thousands)	Three Months Ended June 30,
	2018			2017			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$26,300	1.78%	117	$22,840	1.07%	61	$3,460	0.71%	56
Investment securities, excluding valuation allowance:
Taxable (1)	1,341,717	2.60	8,720	1,344,467	2.53	8,493	(2,750)	0.07	227
Tax-exempt (1)	164,196	2.87	1,181	170,168	3.52	1,499	(5,972)	(0.65)	(318)
Total investment securities	1,505,913	2.63	9,901	1,514,635	2.64	9,992	(8,722)	(0.01)	(91)
Loans and leases, including loans held for sale (2)	3,836,739	4.04	38,699	3,593,347	3.96	35,531	243,392	0.08	3,168
Federal Home Loan Bank stock	7,163	2.24	40	7,216	1.17	21	(53)	1.07	19
Total interest earning assets	5,376,115	3.63	48,757	5,138,038	3.55	45,605	238,077	0.08	3,152
Noninterest-earning assets	287,582			329,423			(41,841)
Total assets	$5,663,697			$5,467,461			$196,236

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$951,597	0.08%	193	$890,827	0.07%	154	$60,770	0.01%	39
Savings and money market deposits	1,495,884	0.12	459	1,426,092	0.07	259	69,792	0.05	200
Time deposits under $100,000	178,459	0.48	214	191,833	0.39	188	(13,374)	0.09	26
Time deposits $100,000 and over	1,047,428	1.46	3,820	981,174	0.80	1,948	66,254	0.66	1,872
Total interest-bearing deposits	3,673,368	0.51	4,686	3,489,926	0.29	2,549	183,442	0.22	2,137
Short-term borrowings	9,900	1.96	48	18,050	1.03	46	(8,150)	0.93	2
Long-term debt	92,785	4.77	1,103	92,785	3.70	856	—	1.07	247
Total interest-bearing liabilities	3,776,053	0.62	5,837	3,600,761	0.38	3,451	175,292	0.24	2,386
Noninterest-bearing deposits	1,367,796			1,310,889			56,907
Other liabilities	38,863			39,812			(949)
Total liabilities	5,182,712			4,951,462			231,250
Shareholders’ equity	480,985			515,974			(34,989)
Non-controlling interest	—			25			(25)
Total equity	480,985			515,999			(35,014)
Total liabilities and equity	$5,663,697			$5,467,461			$196,236

Net interest income			$42,920			$42,154			$766

Interest rate spread		3.01%			3.17%			(0.16)%

Net interest margin		3.20%			3.29%			(0.09)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

	Six Months Ended June 30,
	2018			2017			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$24,555	1.65%	201	$31,328	0.87%	135	$(6,773)	0.78%	66
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,345,902	2.61	17,578	1,337,232	2.49	16,640	8,670	0.12	938
Tax-exempt investment securities (1)	164,684	2.87	2,362	170,651	3.52	3,005	(5,967)	(0.65)	(643)
Total investment securities	1,510,586	2.64	19,940	1,507,883	2.61	19,645	2,703	0.03	295
Loans and leases, including loans held for sale (2)	3,813,169	4.01	76,089	3,570,658	3.97	70,488	242,511	0.04	5,601
Federal Home Loan Bank stock	7,001	2.42	85	6,995	2.20	77	6	0.22	8
Total interest earning assets	5,355,311	3.61	96,315	5,116,864	3.55	90,345	238,447	0.06	5,970
Noninterest-earning assets	295,710			328,255			(32,545)
Total assets	$5,651,021			$5,445,119			$205,902

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$943,584	0.08%	373	$885,158	0.07%	294	$58,426	0.01%	79
Savings and money market deposits	1,497,642	0.11	828	1,422,775	0.07	516	74,867	0.04	312
Time deposits under $100,000	179,000	0.46	409	192,731	0.39	368	(13,731)	0.07	41
Time deposits $100,000 and over	1,038,748	1.37	7,050	1,003,553	0.70	3,485	35,195	0.67	3,565
Total interest-bearing deposits	3,658,974	0.48	8,660	3,504,217	0.27	4,663	154,757	0.21	3,997
Short-term borrowings	9,356	1.97	91	16,423	0.94	77	(7,067)	1.03	14
Long-term debt	92,785	4.51	2,074	92,785	3.63	1,669	—	0.88	405
Total interest-bearing liabilities	3,761,115	0.58	10,825	3,613,425	0.36	6,409	147,690	0.22	4,416
Noninterest-bearing deposits	1,361,776			1,277,733			84,043
Other liabilities	41,568			40,534			1,034
Total liabilities	5,164,459			4,931,692			232,767
Shareholders’ equity	486,554			513,403			(26,849)
Non-controlling interest	8			24			(16)
Total equity	486,562			513,427			(26,865)
Total liabilities and equity	$5,651,021			$5,445,119			$205,902

Net interest income			$85,490			$83,936			$1,554

Interest rate spread		3.03%			3.19%			(0.16)%

Net interest margin		3.20%			3.29%			(0.09)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $42.9 million for the second quarter of 2018, representing an increase of 1.8% from $42.2 million in the second quarter of 2017. Net interest income (expressed on a taxable-equivalent basis) was $85.5 million for the six months ended June 30, 2018, representing an increase of 1.9% from $83.9 million in the six months ended June 30, 2017. The increase in the three and six months ended June 30, 2018 was primarily attributable to a significant increase in average loans and leases balances funded by growth in lower cost deposits, combined with higher yields earned on the loans and leases portfolio. Partially offsetting this increase was an increase in average time deposits $100,000 and over, combined with a significant increase in rates paid on time deposits $100,000 and over. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with a change in Federal Funds rates. The increase was also partially offset by a lower taxable-equivalent adjustment on the tax-exempt investment securities portfolio due to Tax Reform.

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

Interest Income

Taxable-equivalent interest income was $48.8 million for the second quarter of 2018, representing an increase of 6.9% from $45.6 million in the second quarter of 2017. The increase was primarily attributable to a $243.4 million increase in average loans and leases compared to the second quarter of 2017, accounting for approximately $2.4 million of the increase in interest income during the second quarter of 2018. In addition, the average yields earned on the loans and leases and taxable investment securities portfolios during the second quarter of 2018 increased by 8 bp and 7 bp, respectively, compared to the second quarter of 2017, accounting for approximately $0.8 million and $0.2 million of the increase in interest income, respectively. These increases were partially offset by a 65 bp decline in the average taxable-equivalent yield earned on the tax-exempt investment securities portfolio, primarily due to Tax Reform, which decreased interest income by $0.3 million.

Taxable-equivalent interest income was $96.3 million for the six months ended June 30, 2018, representing an increase of 6.6% from $90.3 million in the six months ended June 30, 2017. The increase was primarily attributable to a $242.5 million increase in average loans and leases compared to the six months ended June 30, 2017, accounting for approximately $4.8 million of the increase in interest income during the six months ended June 30, 2018. In addition, the average yields earned on the loans and leases and taxable investment securities portfolios during the six months ended June 30, 2018 increased by 4 bp and 12bp, respectively, compared to the six months ended June 30, 2017, accounting for approximately $0.8 million and $0.8 million of the increase in interest income, respectively. These increases were partially offset by a 65 bp decline in the average taxable-equivalent yield earned on the tax-exempt investment securities portfolio, primarily due to Tax Reform, which decreased interest income by $0.5 million.

Interest Expense

Interest expense for the second quarter of 2018 was $5.8 million, representing an increase of 69.1% from the second quarter of 2017. The increase was primarily attributable to a 66 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.7 million.

Interest expense for the six months ended June 30, 2018 was $10.8 million, representing an increase of 68.9% from the six months ended June 30, 2017. The increase was primarily attributable to a 67 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $3.4 million. The increase in average rates paid on time deposits $100,000 and over during the three and six months ended June 30, 2018 was primarily due to an increase in average rates paid on public deposits.

Net Interest Margin

Our net interest margin of 3.20% for the second quarter of 2018 declined by 9 bp from the second quarter of 2017 as deposit costs continue to increase faster than our loan yields. Our net interest margin of 3.20% for the six months ended June 30, 2018 declined by 9 bp from the six months ended June 30, 2017.

The average rates paid on our interest-bearing liabilities, which increased by 24 bp and 22 bp in the three and six months ended June 30, 2018, respectively, compared to the same prior year periods, outpaced the increase in average yields earned on our interest-earning assets, which increased by 8 bp and 6 bp in the three and six months ended June 30, 2018, respectively, compared to the same prior year periods.

The aforementioned increases in average rates paid on our time deposits $100,000 and over during the three and six months ended June 30, 2018 was partially offset by the aforementioned increases in average yield earned on our loans and leases and taxable investment securities portfolios. Due to Tax Reform and the resultant reduction in the federal statutory tax rate to 21% beginning January 1, 2018, compared to 35% in the second quarter of 2017, the taxable-equivalent adjustment on interest income earned on the average tax-exempt investment securities portfolio decreased. This resulted in an approximately 2 bp reduction in the net interest margin in the three and six months ended June 30, 2018.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0%-0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In 2015 and 2016, the Federal Reserve increased the target Federal Funds range by 25 bp each year based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range three times in 2017, each by 25 bp. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that grew following the recession through their quantitative easing programs.
The Federal Reserve increased the target Federal Funds range by 25 bp during the first quarter of 2018 to 1.50%-1.75% and another 25 bp during the second quarter of 2018 to 1.75%-2.00%. We expect the target Federal Funds rate to gradually increase throughout the remainder of 2018, as the labor market continues to strengthen and inflation expectations increase. Furthermore, fiscal policy actions have been interpreted as inflationary with the passage of the Tax Reform at the end of 2017.

Provision for Loan and Lease Losses

Our Provision was a debit of $0.5 million during the second quarter of 2018, compared to a credit of $2.3 million in the second quarter of 2017. Our net charge-offs were $1.6 million during the second quarter of 2018, compared to net charge-offs of $0.3 million in the second quarter of 2017.

For the six months ended June 30, 2018, our Provision was a debit of $0.3 million, compared to a credit of $2.4 million in the six months ended June 30, 2017. Our net charge-offs were $2.1 million during the six months ended June 30, 2018, compared to net charge-offs of $1.4 million in the six months ended June 30, 2017.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Other operating income:
Mortgage banking income	$1,775	$1,957	$(182)	-9.3%
Service charges on deposit accounts	1,977	2,120	(143)	-6.7%
Other service charges and fees	3,377	3,053	324	10.6%
Income from fiduciary activities	1,017	964	53	5.5%
Equity in earnings of unconsolidated subsidiaries	37	151	(114)	-75.5%
Fees on foreign exchange	277	130	147	113.1%
Investment securities gains (losses)	—	(1,640)	1,640	-100.0%
Income from bank-owned life insurance	501	583	(82)	-14.1%
Loan placement fees	220	146	74	50.7%
Net gain on sales of foreclosed assets	—	84	(84)	-100.0%
Other:
Income recovered on nonaccrual loans previously charged-off	130	25	105	420.0%
Other recoveries	49	54	(5)	-9.3%
Commissions on sale of checks	84	85	(1)	-1.2%
Other	186	158	28	17.7%
Total other operating income	$9,630	$7,870	$1,760	22.4%

For the second quarter of 2018, total other operating income of $9.6 million increased by $1.8 million, or 22.4%, from $7.9 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to investment securities losses of $1.6 million recorded in the year-ago quarter related to an investment portfolio repositioning.

	Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Other operating income:
Mortgage banking income	$3,622	$3,900	$(278)	-7.1%
Service charges on deposit accounts	3,980	4,156	(176)	-4.2%
Other service charges and fees	6,411	5,801	610	10.5%
Income from fiduciary activities	1,973	1,828	145	7.9%
Equity in earnings of unconsolidated subsidiaries	80	212	(132)	-62.3%
Fees on foreign exchange	488	293	195	66.6%
Investment securities gains (losses)	—	(1,640)	1,640	-100.0%
Income from bank-owned life insurance	819	1,700	(881)	-51.8%
Loan placement fees	417	280	137	48.9%
Net gain on sales of foreclosed assets	—	186	(186)	-100.0%
Other:
Income recovered on nonaccrual loans previously charged-off	226	586	(360)	-61.4%
Other recoveries	95	91	4	4.4%
Commissions on sale of checks	170	172	(2)	-1.2%
Other	303	319	(16)	-5.0%
Total other operating income	$18,584	$17,884	$700	3.9%

For the six months ended June 30, 2018, total other operating income of $18.6 million increased by $0.7 million, or 3.9%, from $17.9 million in the six months ended June 30, 2017. The increase from the six months ended June 30, 2017 was primarily due to the aforementioned investment securities losses of $1.6 million recorded in the year-ago period, combined with higher commissions and fees on investment services of $0.6 million (included in other service charges and fees). These increases were partially offset by lower income from bank-owned life insurance ("BOLI") of $0.9 million and lower income recovered on nonaccrual loans previously charged-off of $0.4 million. The lower income from BOLI of $0.9 million was primarily attributable to $0.6 million in death benefit income recorded in the year-ago period.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$18,783	$17,983	$800	4.4%
Net occupancy	3,360	3,335	25	0.7%
Equipment	1,044	967	77	8.0%
Amortization of core deposit premium	668	669	(1)	-0.1%
Communication expense	746	891	(145)	-16.3%
Legal and professional services	1,769	1,987	(218)	-11.0%
Computer software expense	2,305	2,190	115	5.3%
Advertising expense	617	390	227	58.2%
Foreclosed asset expense	31	63	(32)	-50.8%
Other:
Charitable contributions	131	136	(5)	-3.7%
FDIC insurance assessment	434	429	5	1.2%
Miscellaneous loan expenses	324	293	31	10.6%
ATM and debit card expenses	698	468	230	49.1%
Amortization of investments in low-income housing tax credit partnerships	113	223	(110)	-49.3%
Armored car expenses	233	198	35	17.7%
Entertainment and promotions	273	246	27	11.0%
Stationery and supplies	236	230	6	2.6%
Directors’ fees and expenses	283	250	33	13.2%
Increase (decrease) to the reserve for unfunded commitments	66	53	13	24.5%
Other	1,610	1,334	276	20.7%
Total other operating expense	$33,724	$32,335	$1,389	4.3%

For the second quarter of 2018, total other operating expense was $33.7 million and increased by $1.4 million, or 4.3%, from $32.3 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $0.8 million, combined with higher advertising and ATM and debit card expenses of $0.2 million each. The increase in salaries and employee benefits was primarily attributable to the increase in the Company's starting pay rate effective January 1, 2018.

	Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$37,288	$35,370	$1,918	5.4%
Net occupancy	6,626	6,749	(123)	-1.8%
Equipment	2,112	1,809	303	16.7%
Amortization of core deposit premium	1,337	1,337	—	—%
Communication expense	1,644	1,791	(147)	-8.2%
Legal and professional services	3,590	3,779	(189)	-5.0%
Computer software expense	4,572	4,442	130	2.9%
Advertising expense	1,229	782	447	57.2%
Foreclosed asset expense	325	99	226	228.3%
Other:
Charitable contributions	331	287	44	15.3%
FDIC insurance assessment	868	853	15	1.8%
Miscellaneous loan expenses	623	554	69	12.5%
ATM and debit card expenses	1,346	918	428	46.6%
Amortization of investments in low-income housing tax credit partnerships	227	456	(229)	-50.2%
Armored car expenses	399	456	(57)	-12.5%
Entertainment and promotions	432	404	28	6.9%
Stationery and supplies	437	408	29	7.1%
Directors’ fees and expenses	514	457	57	12.5%
Increase (decrease) to the reserve for unfunded commitments	107	123	(16)	-13.0%
Other	3,235	2,721	514	18.9%
Total other operating expense	$67,242	$63,795	$3,447	5.4%

For the six months ended June 30, 2018, total other operating expense was $67.2 million and increased by $3.4 million, or 5.4%, from $63.8 million in the six months ended June 30, 2017. The increase from the six months ended June 30, 2017 was primarily due to higher salaries and employee benefits of $1.9 million, combined with higher advertising and ATM and debit card expenses of $0.4 million each. The increase in salaries and employee benefits was primarily attributable to the increase in the Company's starting pay rate.

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

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Total other operating expense	$33,724	$32,335	$67,242	$63,795

Net interest income	$42,672	$41,629	$84,994	$82,884
Total other operating income	9,630	7,870	18,584	17,884
Total revenue	$52,302	$49,499	$103,578	$100,768

Efficiency ratio	64.48%	65.32%	64.92%	63.31%

Our efficiency ratio improved to 64.48% in the second quarter of 2018 compared to 65.32% in the year-ago quarter. The improvements in net interest income and other operating income were partially offset by higher other operating expenses as noted above, and resulted in the improvement in our efficiency ratio.

Our efficiency ratio increased from 63.31% in the six months ended June 30, 2017 to 64.92% in the six months ended June 30, 2018. The higher other operating expenses, partially offset by the improvements in net interest income and other operating income as noted above, resulted in a higher efficiency ratio.

Income Taxes

The Company recorded income tax expense of $3.8 million and $7.5 million for the three and six months ended June 30, 2018, respectively, compared to $7.4 million and $14.2 million in the same prior year periods. The effective tax rates for the three and six months ended June 30, 2018 were 21.2% and 20.86%, respectively, compared to 38.2% and 36.18% in the same prior year periods, respectively. The decrease in income tax expense and the effective tax rate in the three and six months ended June 30, 2018 was primarily due to lower pre-tax income, combined with the decline in the U.S. federal corporate tax rate attributable to Tax Reform. In addition, in the second quarter of 2017, the Company recorded additional income tax expense of $0.9 million related to a former executive's supplemental executive retirement plan ("SERP") benefit payout and adjustment to the DTA related to SERP. In the first quarter of 2018, the Company recorded an income tax benefit of $0.7 million related to a refinement of the revaluation of our DTA. In the second quarter of 2018, the Company recorded an income tax benefit of $0.6 million related to a tax accounting method change strategy that allows the deduction for certain expenses to be accelerated into the 2017 tax year under the higher corporate tax rate.

The remaining valuation allowance on our net DTA totaled $3.3 million at June 30, 2018 and $3.3 million at December 31, 2017, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $24.7 million at June 30, 2018, compared to a net DTA of $26.5 million as of December 31, 2017, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2018 of $5.68 billion increased by $57.8 million from $5.62 billion at December 31, 2017. The increase in total assets was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.44 billion at June 30, 2018 decreased by $57.7 million, or 3.9%, from December 31, 2017. The decrease reflects $117.5 million in principal runoff and a $25.9 million decrease in the market valuation on the available-for-sale portfolio, partially offset by investment securities purchases totaling $85.3 million.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$411,687	$400,529	$11,158	2.8%
Real estate:
Construction	64,457	61,643	2,814	4.6
Residential mortgage	1,377,219	1,341,221	35,998	2.7
Home equity	430,870	412,230	18,640	4.5
Commercial mortgage	829,647	807,009	22,638	2.8
Consumer	332,040	322,713	9,327	2.9
Leases	223	362	(139)	(38.4)
Total loans and leases	3,446,143	3,345,707	100,436	3.0
Allowance for loan and lease losses	(43,212)	(44,779)	1,567	(3.5)
Net loans and leases	$3,402,931	$3,300,928	$102,003	3.1

U.S. Mainland:
Commercial, financial and agricultural	$111,608	$103,490	$8,118	7.8
Real estate:
Construction	2,437	2,597	(160)	(6.2)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	188,543	170,788	17,755	10.4
Consumer	132,850	148,033	(15,183)	(10.3)
Leases	—	—	—	—
Total loans and leases	435,438	424,908	10,530	2.5
Allowance for loan and lease losses	(4,969)	(5,222)	253	(4.8)
Net loans and leases	$430,469	$419,686	$10,783	2.6

Total:
Commercial, financial and agricultural	$523,295	$504,019	$19,276	3.8
Real estate:
Construction	66,894	64,240	2,654	4.1
Residential mortgage	1,377,219	1,341,221	35,998	2.7
Home equity	430,870	412,230	18,640	4.5
Commercial mortgage	1,018,190	977,797	40,393	4.1
Consumer	464,890	470,746	(5,856)	(1.2)
Leases	223	362	(139)	(38.4)
Total loans and leases	3,881,581	3,770,615	110,966	2.9
Allowance for loan and lease losses	(48,181)	(50,001)	1,820	(3.6)
Net loans and leases	$3,833,400	$3,720,614	$112,786	3.0

Loans and leases, net of deferred costs, of $3.88 billion at June 30, 2018 increased by $111.0 million, or 2.9%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: commercial mortgage of $40.4 million, residential mortgage of $36.0 million, commercial, financial and agricultural of $19.3 million, and home equity of $18.6 million. These increases were partially offset by a net decrease in the consumer loan portfolio of $5.9 million.

The Hawaii loan portfolio increased by $100.4 million, or 3.0%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: commercial mortgage of $22.6 million, residential mortgage of $36.0 million, home equity of $18.6 million, commercial, financial and agricultural of $11.2 million, and consumer of $9.3 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $10.5 million, or 2.5% from December 31, 2017. The net increase was primarily attributable to net increases in the commercial mortgage loan portfolio of $17.8 million and commercial, financial and agricultural loan portfolio of $8.1 million, partially offset by a reduction in the consumer loan portfolio of $15.2 million.

In May 2018, we purchased a U.S. Mainland auto loan portfolio totaling $20.6 million which included a $0.1 million premium over the $20.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 63 months and a weighted average yield, net of the premium paid and servicing costs, of 3.89%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Real estate:
Residential mortgage	$2,400	$2,280	$120	5.3
Home equity	514	416	98	23.6
Commercial mortgage	—	79	(79)	(100.0)
Total nonaccrual loans	2,914	2,775	139	5.0

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	595	851	(256)	(30.1)
Total OREO	595	851	(256)	(30.1)
Total nonperforming assets	3,509	3,626	(117)	(3.2)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	279	49	230	469.4
Consumer	362	515	(153)	(29.7)
Total accruing loans delinquent for 90 days or more	641	564	77	13.7

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	423	491	(68)	(13.8)
Real estate:
Residential mortgage	9,621	10,677	(1,056)	(9.9)
Commercial mortgage	1,253	1,466	(213)	(14.5)
Total restructured loans still accruing interest	11,297	12,634	(1,337)	(10.6)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$15,447	$16,824	$(1,377)	(8.2)

Ratio of nonaccrual loans to total loans and leases	0.08%	0.07%		0.01%
Ratio of nonperforming assets to total loans and leases and OREO	0.09%	0.10%		(0.01)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.11%	0.11%		—%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.40%	0.45%		(0.05)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2017	$3,626
Additions	593
Reductions:
Payments	(192)
Return to accrual status	(222)
Sales of nonperforming assets	(40)
Charge-offs and/or valuation adjustments	(256)
Total reductions	(710)
Net decrease	(117)
Balance at June 30, 2018	$3,509

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $3.5 million at June 30, 2018, compared to $3.6 million at December 31, 2017. There were no nonperforming loans classified as held for sale at June 30, 2018 and December 31, 2017. The decrease in nonperforming assets from December 31, 2017 was primarily attributable to a $0.3 million write-down of a foreclosed asset, $0.2 million in nonaccrual loans returned to accrual status, and $0.2 million in repayments, offset by $0.6 million in additions to nonaccrual loans.

Net changes to nonperforming assets by category included net decreases in Hawaii residential mortgage assets of $0.1 million and Hawaii commercial mortgage assets of $0.1 million, partially offset by a net increase in Hawaii home equity assets of $0.1 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2018 consisted of four Hawaii residential mortgage loans with a combined principal balance of $0.5 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $11.3 million of TDRs still accruing interest at June 30, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Allowance for Loan and Lease Losses:
Balance at beginning of period	$49,217	$55,369	$50,001	$56,631

Provision (credit) for loan and lease losses	532	(2,282)	321	(2,362)

Charge-offs:
Commercial, financial and agricultural	742	337	1,240	837
Consumer	1,729	1,470	3,662	2,967
Total charge-offs	2,471	1,807	4,902	3,804

Recoveries:
Commercial, financial and agricultural	295	236	439	511
Real estate:
Construction	6	56	1,199	77
Residential mortgage	21	637	47	733
Home equity	9	27	12	29
Commercial mortgage	29	128	44	139
Consumer	543	464	1,020	874
Total recoveries	903	1,548	2,761	2,363

Net charge-offs	1,568	259	2,141	1,441

Balance at end of period	$48,181	$52,828	$48,181	$52,828

Allowance as a percentage of total loans and leases	1.24%	1.47%	1.24%	1.47%

Annualized ratio of net charge-offs to average loans and leases	0.16%	0.03%	0.11%	0.08%

Our Allowance at June 30, 2018 totaled $48.2 million compared to $50.0 million at December 31, 2017. The decrease in our Allowance during the six months ended June 30, 2018, was a direct result of $2.1 million in net charge-offs, offset by a debit to the Provision of $0.3 million.

Our Allowance as a percentage of total loans and leases decreased from 1.33% at December 31, 2017 to 1.24% at June 30, 2018. Our Allowance as a percentage of nonperforming assets decreased from 1,378.96% at December 31, 2017 to 1,373.07% at June 30, 2018.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $10.2 million at June 30, 2018 increased by $2.5 million, or 32.0%, from the FHLB membership stock balance at December 31, 2017.  FHLB membership stock has an activity-based stock requirement, thus as borrowings increase, so will the FHLB membership stock balance. There is a minimum requirement of $6.5 million in FHLB membership stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Noninterest-bearing demand deposits	$1,365,010	$1,395,556	$(30,546)	(2.2)%
Interest-bearing demand deposits	952,991	933,054	19,937	2.1
Savings and money market deposits	1,502,284	1,481,876	20,408	1.4
Time deposits less than $100,000	175,695	180,748	(5,053)	(2.8)
Core deposits	3,995,980	3,991,234	4,746	0.1

Government time deposits	727,087	687,052	40,035	5.8
Other time deposits $100,000 to $250,000	100,971	101,560	(589)	(0.6)
Other time deposits greater than $250,000	155,061	176,508	(21,447)	(12.2)
Total time deposits $100,000 and greater	983,119	965,120	17,999	1.9

Total deposits	$4,979,099	$4,956,354	$22,745	0.5

Total deposits of $4.98 billion at June 30, 2018 reflected an increase of $22.7 million, or 0.5%, from total deposits of $4.96 billion at December 31, 2017. The increase was attributable to net increases in government time deposits of $40.0 million, savings and money market deposits of $20.4 million, and interest-bearing demand deposits of $19.9 million. These increases were partially offset by a net decrease in noninterest-bearing demand deposits of $30.5 million, other time deposits greater than $250,000 of $21.4 million, and time deposits less than $100,000 of $5.1 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.00 billion at June 30, 2018 and increased by $4.7 million, or 0.1%, from December 31, 2017.

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

Common and Preferred Equity

Shareholders' equity totaled $480.7 million at June 30, 2018, compared to $500.0 million at December 31, 2017. The decrease in total shareholders' equity was attributable to other comprehensive loss of $18.2 million, the repurchase of 614,247 shares of common stock under our repurchase program, at a cost of $18.1 million, and cash dividends paid of $11.9 million, partially offset by net income of $28.5 million in the six months ended June 30, 2018. During the six months ended June 30, 2018, we repurchased approximately 2.0% of our common stock outstanding as of December 31, 2017.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	June 30, 2018	December 31, 2017
Total shareholders' equity	$480,668	$500,011
Total common equity	480,668	500,011
Less: other intangible assets (core deposit premium)	(669)	(2,006)
Tangible common equity	$479,999	$498,005

Total assets	$5,681,519	$5,623,708
Less: other intangible assets (core deposit premium)	(669)	(2,006)
Tangible assets	$5,680,850	$5,621,702

Tangible common equity ratio	8.45%	8.86%

Our tangible common equity ratio was 8.45% at June 30, 2018, compared to 8.86% at December 31, 2017. Our book value per share was $16.30 and $16.65 at June 30, 2018 and December 31, 2017, respectively. Our tangible book value per share was $16.28 and $16.59 at June 30, 2018 and December 31, 2017, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of June 30, 2018, on a stand-alone basis, CPF had an available cash balance of approximately $11.8 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2018, the bank had Statutory Retained Earnings of $86.3 million. On July 24, 2018, the Company's Board of Directors declared a cash dividend of $0.21 per share on the Company's outstanding common stock, which was a 16.7% increase from the $0.18 per share a year-ago.

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

In the year ended December 31, 2017, 864,483 shares of common stock, at a cost of $26.6 million, were repurchased under the 2016 Repurchase Plan and the Repurchase Plan combined.

In the six months ended June 30, 2018, a total of 614,247 shares of common stock, at a cost of $18.1 million, were repurchased under the Repurchase Plan. As of June 30, 2018, $35.4 million remained under the Repurchase Plan. The plan has no set expiration or termination date.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2018 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2018:
Leverage capital	$586,799	10.3%	$227,575	4.0%	$284,468	5.0%
Tier 1 risk-based capital	586,799	14.4	244,099	6.0	325,465	8.0
Total risk-based capital	636,755	15.7	325,465	8.0	406,832	10.0
CET1 risk-based capital	496,799	12.2	183,074	4.5	264,441	6.5

At December 31, 2017:
Leverage capital	$578,607	10.4%	$223,646	4.0%	$279,557	5.0%
Tier 1 risk-based capital	578,607	14.7	236,721	6.0	315,628	8.0
Total risk-based capital	628,068	15.9	315,628	8.0	394,535	10.0
CET1 risk-based capital	490,861	12.4	177,541	4.5	256,448	6.5

Central Pacific Bank
At June 30, 2018:
Leverage capital	$569,128	10.0%	$227,107	4.0%	$283,884	5.0%
Tier 1 risk-based capital	569,128	14.0	243,400	6.0	324,534	8.0
Total risk-based capital	619,084	15.3	324,534	8.0	405,667	10.0
CET1 risk-based capital	569,128	14.0	182,550	4.5	263,684	6.5

At December 31, 2017:
Leverage capital	$565,412	10.1%	$223,431	4.0%	$279,289	5.0%
Tier 1 risk-based capital	565,412	14.4	236,401	6.0	315,201	8.0
Total risk-based capital	614,732	15.6	315,201	8.0	394,002	10.0
CET1 risk-based capital	565,412	14.4	177,301	4.5	256,101	6.5

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

ALCO utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of June 30, 2018, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	0.95%
-100bp	(2.61)%

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

The bank is a member of and maintained a $1.62 billion line of credit with the FHLB as of June 30, 2018, compared to $1.50 billion at December 31, 2017. We had $87.0 million in short-term borrowings under this arrangement at June 30, 2018, compared to $32.0 million at December 31, 2017. There were no long-term borrowings under this arrangement at June 30, 2018 and December 31, 2017. FHLB advances available at June 30, 2018 were secured by certain real estate loans with a carrying value of $2.18 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2018, $1.53 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017.

At June 30, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $71.5 million and $73.0 million, respectively. As of June 30, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $125.8 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2018 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K, as amended by our Form 10-K/A for the year ended December 31, 2017, as filed with the SEC on February 28, 2018 and March 5, 2018, respectively, except as described below.

Natural disasters and other external events could have a material adverse affect on our financial condition and results of operations.

Our branch offices as well as a substantial majority of our loan portfolio is in the State of Hawaii. As a result, natural disasters and other severe weather occurrences such as tsunamis, volcanic eruptions (such as the recent eruption of Mount Kilauea), hurricanes and earthquakes and other adverse external events, could have a significant effect on our ability to conduct our business and adversely affect the tourism and visitor industry in the State of Hawaii. Such events could affect the ability of our borrowers to repay their outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in loss of revenue, adversely impact our deposit base and/or cause us to incur additional expenses. Accordingly, the occurrence of any such natural disasters or severe weather events could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

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

In the three months ended June 30, 2018, the Company repurchased 269,885 shares of common stock, at an aggregate cost of $8.0 million, under the Repurchase Plan. As of June 30, 2018, a total of $35.4 million remained available for repurchase under the Repurchase Plan. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2018	121,885	$29.32	121,885	$39,808,142
May 1-31, 2018	77,500	29.76	77,500	37,501,568
June 1-30, 2018	70,500	29.65	70,500	35,410,954
Total	269,885	$29.54	269,885	$35,410,954

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 7, 2018	/s/ A. Catherine Ngo
A. Catherine Ngo
President and Chief Executive Officer

Date:	August 7, 2018	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer

Central Pacific Bank Financial Corp.
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