Form 10-Q
period 2018-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2018-11-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 26, 2018 was 29,172,431 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$82,668	$75,318
Interest-bearing deposits in other banks	7,051	6,975
Investment securities:
Available-for-sale debt securities, at fair value	1,233,002	1,304,066
Held-to-maturity debt securities, at amortized cost; fair value of: $146,466 at September 30, 2018 and $189,201 at December 31, 2017	152,852	191,753
Equity securities, at fair value	885	825
Total investment securities	1,386,739	1,496,644

Loans held for sale	4,460	16,336

Loans and leases	3,978,027	3,770,615
Allowance for loan and lease losses	(46,826)	(50,001)
Net loans and leases	3,931,201	3,720,614

Premises and equipment, net	46,184	48,348
Accrued interest receivable	16,755	16,581
Investment in unconsolidated subsidiaries	15,283	7,088
Other real estate owned	414	851
Mortgage servicing rights	15,634	15,843
Core deposit premium	—	2,006
Bank-owned life insurance	157,085	156,293
Federal Home Loan Bank stock	10,965	7,761
Other assets	54,201	53,050
Total assets	$5,728,640	$5,623,708

Liabilities
Deposits:
Noninterest-bearing demand	$1,403,534	$1,395,556
Interest-bearing demand	935,130	933,054
Savings and money market	1,503,465	1,481,876
Time	1,161,551	1,145,868
Total deposits	5,003,680	4,956,354

Short-term borrowings	105,000	32,000
Long-term debt	92,785	92,785
Other liabilities	49,024	42,534
Total liabilities	5,250,489	5,123,673

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 29,270,398 at September 30, 2018 and 30,024,222 at December 31, 2017	478,721	503,988
Additional paid-in capital	87,939	86,098
Accumulated deficit	(61,406)	(89,036)
Accumulated other comprehensive income (loss)	(27,103)	(1,039)
Total shareholders' equity	478,151	500,011
Non-controlling interest	—	24
Total equity	478,151	500,035
Total liabilities and equity	$5,728,640	$5,623,708
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans and leases	$40,531	$36,289	$116,620	$106,777
Interest and dividends on investment securities:
Taxable interest	8,490	8,540	26,050	25,156
Tax-exempt interest	920	966	2,786	2,919
Dividends	26	12	44	36
Interest on deposits in other banks	109	163	310	298
Dividends on Federal Home Loan Bank stock	60	23	145	100
Total interest income	50,136	45,993	145,955	135,286
Interest expense:
Interest on deposits:
Demand	181	177	554	471
Savings and money market	593	281	1,421	797
Time	4,744	2,637	12,203	6,490
Interest on short-term borrowings	146	9	237	86
Interest on long-term debt	1,147	894	3,221	2,563
Total interest expense	6,811	3,998	17,636	10,407
Net interest income	43,325	41,995	128,319	124,879
Provision (credit) for loan and lease losses	(59)	(126)	262	(2,488)
Net interest income after provision (credit) for loan and lease losses	43,384	42,121	128,057	127,367
Other operating income:
Mortgage banking income	1,923	1,531	5,545	5,431
Service charges on deposit accounts	2,189	2,182	6,169	6,338
Other service charges and fees	3,286	3,185	9,697	8,986
Income from fiduciary activities	1,159	911	3,132	2,739
Equity in earnings of unconsolidated subsidiaries	71	176	151	388
Fees on foreign exchange	220	101	708	394
Investment securities gains (losses)	—	—	—	(1,640)
Income from bank-owned life insurance	1,055	1,074	1,874	2,774
Loan placement fees	115	86	532	366
Net gain on sales of foreclosed assets	—	19	—	205
Other	802	304	1,596	1,472
Total other operating income	10,820	9,569	29,404	27,453
Other operating expense:
Salaries and employee benefits	19,011	18,157	56,299	53,527
Net occupancy	3,488	3,404	10,114	10,153
Equipment	1,048	969	3,160	2,778
Amortization of core deposit premium	669	669	2,006	2,006
Communication expense	903	944	2,547	2,735
Legal and professional services	1,528	1,854	5,118	5,633
Computer software expense	2,672	2,346	7,244	6,788
Advertising expense	612	626	1,841	1,408
Foreclosed asset expense	212	24	537	123
Other	3,996	4,518	12,515	12,155
Total other operating expense	34,139	33,511	101,381	97,306
Income before income taxes	20,065	18,179	56,080	57,514
Income tax expense	4,872	6,367	12,386	20,598
Net income	$15,193	$11,812	$43,694	$36,916
Per common share data:
Basic earnings per common share	$0.52	$0.39	$1.48	$1.21
Diluted earnings per common share	$0.52	$0.39	$1.47	$1.20
Cash dividends declared	$0.21	$0.18	$0.61	$0.52
Weighted average common shares outstanding used in computation:
Basic shares	29,297,465	30,300,195	29,536,536	30,526,260
Diluted shares	29,479,812	30,514,459	29,743,238	30,758,989
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$15,193	$11,812	$43,694	$36,916
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(6,072)	(293)	(24,712)	4,626
Defined benefit plans	217	285	623	111
Total other comprehensive income (loss), net of tax	(5,855)	(8)	(24,089)	4,737
Comprehensive income	$9,338	$11,804	$19,605	$41,653

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	43,694	—	—	43,694
Other comprehensive loss	—	—	—	—	—	(24,089)	—	(24,089)
Cash dividends ($0.61 per share)	—	—	—	—	(18,039)	—	—	(18,039)
16,950 net shares of common stock purchased by directors' deferred compensation plan	—	—	(504)	—	—	—	—	(504)
849,290 shares of common stock repurchased and retired and other related costs	(849,290)	—	(24,763)		—	—	—	(24,763)
Share-based compensation	95,466	—	—	1,841	—	—	—	1,841
Distribution from variable interest entity	—	—	—	—	—	—	(24)	(24)
Balance at September 30, 2018	29,270,398	$—	$478,721	$87,939	$(61,406)	$(27,103)	$—	$478,151

Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	36,916	—	—	36,916
Other comprehensive income	—	—	—	—	—	4,737	—	4,737
Cash dividends ($0.52 per share)	—	—	—	—	(15,888)	—	—	(15,888)
12,020 net shares of common stock purchased by directors' deferred compensation plan	—	—	(385)	—	—	—	—	(385)
697,483 shares of common stock repurchased and retired and other related costs	(697,483)	—	(21,304)	—	—	—	—	(21,304)
Share-based compensation	89,988	—	—	1,120	—	—	—	1,120
Net loss from variable interest entity	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2017	30,188,748	$—	$509,243	$85,300	$(87,913)	$3,216	$24	$509,870

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-01. See Notes 1 and 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2018-02. See Note 2 to the consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$43,694	$36,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	262	(2,488)
Depreciation and amortization of premises and equipment	4,700	4,768
Gain or loss on sale of other real estate, net of write-downs	431	(192)
Amortization of core deposit premium and mortgage servicing rights	3,419	3,549
Net amortization and accretion of premium/discounts on investment securities	8,465	8,960
Share-based compensation expense	1,841	1,120
Net loss on sales of investment securities	—	1,640
Net gain on sales of residential mortgage loans	(3,013)	(3,101)
Proceeds from sales of loans held for sale	183,967	249,866
Originations of loans held for sale	(169,078)	(225,712)
Equity in earnings of unconsolidated subsidiaries	(151)	(388)
Net increase in cash surrender value of bank-owned life insurance	(792)	(3,256)
Deferred income taxes	12,201	19,984
Net tax benefits from share-based compensation	185	614
Net change in other assets and liabilities	(7,925)	(15,701)
Net cash provided by operating activities	78,206	76,579
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	114,508	128,588
Proceeds from sales of investment securities available-for-sale	—	96,019
Purchases of investment securities available-for-sale	(85,334)	(333,242)
Proceeds from maturities of and calls on investment securities held-to-maturity	38,491	19,455
Net loan proceeds (originations)	(190,022)	(63,835)
Purchases of loan portfolios	(20,867)	(50,725)
Proceeds from sale of foreclosed loans/other real estate owned	46	286
Proceeds from bank-owned life insurance	—	2,921
Net purchases of premises and equipment	(2,536)	(4,849)
Net return of capital from unconsolidated subsidiaries	614	549
Contributions to unconsolidated subsidiaries	—	(4)
Net (purchases of) proceeds from redemption of FHLB stock	(3,204)	5,088
Net cash used in investing activities	(148,304)	(199,749)
Cash flows from financing activities:
Net increase in deposits	47,326	319,296
Net increase (decrease) in short-term borrowings	73,000	(135,000)
Cash dividends paid on common stock	(18,039)	(15,888)
Repurchases of common stock and other related costs	(24,763)	(21,304)
Net cash provided by financing activities	77,524	147,104
Net increase (decrease) in cash and cash equivalents	7,426	23,934
Cash and cash equivalents at beginning of period	82,293	84,341
Cash and cash equivalents at end of period	$89,719	$108,275

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,969	$9,097
Income taxes	23	7,900
Supplemental disclosure of non-cash investing and financing activities:
Net change in common stock held by directors’ deferred compensation plan	504	385
Net reclassification of loans to foreclosed loans/other real estate owned	40	154
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

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment was consolidated into our financial statements. One Hawaii HomeLoans, LLC was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018.

We have 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. We also had 50% ownership interest in one additional mortgage loan origination and brokerage company, Pacific Access Mortgage, LLC, which was also accounted for using the equity method and was included in investment in unconsolidated subsidiaries. Pacific Access Mortgage, LLC was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018.

We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity and cost methods were $0.2 million and $15.1 million, respectively, at September 30, 2018 and $0.6 million and $6.5 million, respectively, at December 31, 2017. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2018

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaces most existing revenue recognition guidance in GAAP. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This included reviewing the contracts potentially impacted by the standard in revenue streams such as deposit-related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. We adopted ASU 2014-09 and all subsequent amendments to the standard beginning January 1, 2018 under the modified retrospective approach. Based on our analysis, the standard required us to change how we recognize certain recurring revenue streams on a gross versus net basis. This resulted in an increase in other service charges and fees totaling $0.2 million and $0.5 million during the three and nine months ended September 30, 2018, respectively, and the resultant increase in other operating expense-other for the same amount. These changes did not have an impact to our net income; as such a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be recorded in accordance with legacy GAAP. Refer to Note 11 - Revenue from Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of Accounting Standards Codification ("ASC") 606.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The amendments in ASU 2016-01 made targeted improvements to GAAP as follows: 1) required equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminated the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminated the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and 8) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU 2016-01 beginning January 1, 2018, which resulted in a reclassification of the Company's equity investment securities portfolio of $0.9 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively, from available-for-sale debt securities to equity securities on the Company's consolidated balance sheets. Changes in fair value are recognized in net income. In addition, during the first quarter of 2018, the Company recorded a cumulative effect adjustment which increased opening retained earnings (or reduced opening accumulated deficit) and decreased accumulated other comprehensive income (loss) ("AOCI") by $0.1 million related to the unrealized gains on the equity investment securities portfolio and changes in the fair value of the equity investment securities portfolio were recognized in net income. The Company also engaged a third-party consultant, who used a refined calculation to determine the fair value of our loans held for investment portfolio using the exit price notion, which is included in our fair value disclosures in Note 17 - Fair Value of Financial Assets and Liabilities. The refined calculation did not have a material impact on our fair value disclosures.

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

In March 2017, the FASB issued ASU 2017-08, "Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Although ASU 2017-08 is effective for the Company's reporting period beginning on January 1, 2019, the Company elected to early adopt the standard effective January 1, 2018. The amendments in ASU 2017-08 did not have a material impact to the Company's financial statements.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842 Targeted Improvements)," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. During the quarter ended September 30, 2018, the Company has engaged a software vendor to assist in the implementation of ASU 2016-02 and has completed testing of completeness and accuracy of the lease population. The ASU is effective for the Company's reporting period beginning January 1, 2019 and must be applied using the modified retrospective approach. Based on preliminary evaluation, the ASU will not have a material impact on our consolidated financial statements as the projected minimum lease payments under existing leases subject to the ASU are less than one percent of our total assets as of September 30, 2018.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, and instead provides for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the accounting treatment for other-than-temporary impairment for available-for-sale debt securities. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. As such, the Company will implement CECL for the reporting period beginning January 1, 2020. The new guidance will require significant operational changes, particularly in data collection and analysis.

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. Further, the Company has engaged a third party economic forecasting service to utilize in developing the Company's reasonable and supportable forecasts under CECL. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will: 1) improve the transparency of information about an entity’s risk management activities and 2) simplify the application of hedge accounting. The ASU allows an entity that qualifies for the last-of-layer method to reclassify securities from the held-to-maturity category to the available-for-sale category. The ASU is effective for the the Company's reporting period beginning on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the potential impact the amendments will have on our consolidated financial statements, but we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The ASU is part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The ASU modifies disclosure requirements on fair value measurements in Topic 820 and is effective for the Company's reporting period beginning January 1, 2020. Early adoption is permitted. Based on preliminary evaluation, the ASU will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." Like ASU 2018-13, this ASU is part of the FASB's disclosure framework project. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for the Company's reporting period beginning January 1, 2021. Early adoption is permitted. Based on preliminary evaluation, the ASU will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for the Company's reporting period beginning January 1, 2020 and early adoption is permitted. We are currently in the process of evaluating the potential impact the amendments will have on our consolidated financial statements, but we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

3. INVESTMENT SECURITIES

A summary of our investment portfolio is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$87,356	$—	$(4,339)	$83,017
Commercial - U.S. Government-sponsored entities	65,496	—	(2,047)	63,449
Total held-to-maturity securities	$152,852	$—	$(6,386)	$146,466

Available-for-sale:
Debt securities:
States and political subdivisions	$175,495	$788	$(2,731)	$173,552
Corporate securities	65,587	23	(477)	65,133
U.S. Treasury obligations and direct obligations of U.S Government agencies	34,566	—	(647)	33,919
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	763,635	297	(29,575)	734,357
Commercial - U.S. Government agencies and sponsored entities	53,618	—	(2,413)	51,205
Residential - Non-government agencies	42,069	132	(831)	41,370
Commercial - Non-government agencies	134,914	321	(1,769)	133,466
Total available-for-sale securities	$1,269,884	$1,561	$(38,443)	$1,233,002

Equity securities	$712	$173	$—	$885

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$100,279	$106	$(2,222)	$98,163
Commercial - U.S. Government-sponsored entities	91,474	—	(436)	91,038
Total held-to-maturity securities	$191,753	$106	$(2,658)	$189,201

Available-for-sale:
Debt securities:
States and political subdivisions	$178,459	$2,041	$(719)	$179,781
Corporate securities	73,772	582	(76)	74,278
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,519	60	(69)	25,510
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	808,242	2,230	(9,789)	800,683
Commercial - U.S. Government agencies and sponsored entities	40,012	—	(287)	39,725
Residential - Non-government agencies	45,679	1,084	—	46,763
Commercial - Non-government agencies	135,058	2,461	(193)	137,326
Total available-for-sale securities	$1,306,741	$8,458	$(11,133)	$1,304,066

Equity securities	$686	$139	$—	$825

The amortized cost and estimated fair value of investment securities at September 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$87,356	$83,017
Commercial - U.S. Government-sponsored entities	65,496	63,449
Total held-to-maturity securities	$152,852	$146,466

Available-for-sale:
Due in one year or less	$63,878	$63,916
Due after one year through five years	103,852	103,115
Due after five years through ten years	50,639	49,629
Due after ten years	57,279	55,944

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	763,635	734,357
Commercial - U.S. Government agencies and sponsored entities	53,618	51,205
Residential - Non-government agencies	42,069	41,370
Commercial - Non-government agencies	134,914	133,466
Total available-for-sale securities	$1,269,884	$1,233,002

Equity securities	$712	$885

We did not sell any available-for-sale securities during the three and nine months ended September 30, 2018.

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher yielding, longer duration investment securities. The investment securities sold had an average yield of 1.91%. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with an average yield of 2.57%. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

We did not sell any available-for-sale securities during the three months ended March 31, 2017 and September 30, 2017.

Investment securities of $1.00 billion and $1.08 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds on deposit and other long-term debt and short-term borrowings.

Provided below is a summary of the 379 and 223 investment securities which were in an unrealized or unrecognized loss position at September 30, 2018 and December 31, 2017, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Debt securities:
States and political subdivisions	$87,069	$(1,225)	$26,654	$(1,506)	$113,723	$(2,731)
Corporate securities	54,275	(301)	5,130	(176)	59,405	(477)
U.S. Treasury obligations and direct obligations of U.S Government agencies	31,220	(602)	2,699	(45)	33,919	(647)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	285,808	(7,950)	513,681	(25,964)	799,489	(33,914)
Residential - Non-government agencies	24,690	(831)	—	—	24,690	(831)
Commercial - U.S. Government agencies and sponsored entities	57,509	(1,873)	57,145	(2,587)	114,654	(4,460)
Commercial - Non-government agencies	93,778	(1,769)	—	—	93,778	(1,769)
Total temporarily impaired securities	$634,349	$(14,551)	$605,309	$(30,278)	$1,239,658	$(44,829)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Debt securities:
States and political subdivisions	$53,811	$(305)	$15,403	$(414)	$69,214	$(719)
Corporate securities	—	—	5,307	(76)	5,307	(76)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,740	(69)	—	—	10,740	(69)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	335,883	(3,372)	340,219	(8,639)	676,102	(12,011)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government-sponsored entities	130,763	(723)	—	—	130,763	(723)
Commercial - Non-government agencies	28,490	(193)	—	—	28,490	(193)
Total temporarily impaired securities	$559,687	$(4,662)	$360,929	$(9,129)	$920,616	$(13,791)

Other-Than-Temporary Impairment ("OTTI")

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation, to determine whether the unrealized losses on investment securities, or the decline in their value below amortized cost is "other-than-temporary." The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. In conducting this assessment, for securities in an unrealized loss position we evaluate a number of factors including, but not limited to:

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

Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized for anticipated credit losses.

For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Visa and MasterCard Class B Common Stock

As of September 30, 2018, the Company owns 34,631 shares and 11,170 shares of Class B common stock of Visa, Inc. ("Visa") and MasterCard, Inc. ("MasterCard"), respectively. Due to transfer restrictions and the lack of readily determinable fair values of Class B common stock of Visa and MasterCard, the Company chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$564,900	$503,738
Real estate:
Construction	69,065	64,525
Residential mortgage	1,388,925	1,337,193
Home equity	455,599	412,230
Commercial mortgage	1,034,951	979,239
Consumer	462,198	470,819
Leases	170	362
Gross loans and leases	3,975,808	3,768,106
Net deferred costs	2,219	2,509
Total loans and leases, net of deferred costs	$3,978,027	$3,770,615

During the nine months ended September 30, 2018, we foreclosed on one loan totaling $40 thousand, which was sold at a small premium to book value.

During the nine months ended September 30, 2017, we foreclosed on one loan totaling $0.1 million.

During the nine months ended September 30, 2018 and 2017, we did not transfer any loans to the held-for-sale category.

We did not sell any portfolio loans during the nine months ended September 30, 2018 and 2017.

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

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of September 30, 2018 and December 31, 2017:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
September 30, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$87	$—	$—	$—	$—	$87
Collectively evaluated for impairment	7,867	1,291	14,048	3,718	13,470	6,345	—	46,739
Total ending balance	$7,867	$1,291	$14,135	$3,718	$13,470	$6,345	$—	$46,826

Loans and leases:
Individually evaluated for impairment	$388	$2,355	$12,660	$415	$3,439	$—	$—	$19,257
Collectively evaluated for impairment	564,512	66,710	1,376,265	455,184	1,031,512	462,198	170	3,956,551
Subtotal	564,900	69,065	1,388,925	455,599	1,034,951	462,198	170	3,975,808
Net deferred costs (income)	464	(424)	3,744	—	(1,501)	(64)	—	2,219
Total loans and leases, net of deferred costs (income)	$565,364	$68,641	$1,392,669	$455,599	$1,033,450	$462,134	$170	$3,978,027

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,594	1,835	14,328	3,317	16,801	6,126	—	50,001
Total ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	6,126	$—	$50,001

Loans and leases:
Individually evaluated for impairment	$491	$2,597	$13,862	$416	$3,914	$—	$—	$21,280
Collectively evaluated for impairment	503,247	61,928	1,323,331	411,814	975,325	470,819	362	3,746,826
Subtotal	503,738	64,525	1,337,193	412,230	979,239	470,819	362	3,768,106
Net deferred costs (income)	281	(285)	4,028	—	(1,442)	(73)	—	2,509
Total loans and leases, net of deferred costs (income)	$504,019	$64,240	$1,341,221	$412,230	$977,797	$470,746	$362	$3,770,615

There was one impaired loan with an allowance of $0.1 million recorded as of September 30, 2018. There were no impaired loans with an allowance recorded as of December 31, 2017. The following table presents by class, information related to impaired loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans:
Commercial, financial and agricultural	$498	$388	$—	$602	$491	$—
Real estate:
Construction	7,705	2,355	—	7,947	2,597	—
Residential mortgage	13,689	12,660	87	14,920	13,862	—
Home equity	415	415	—	416	416	—
Commercial mortgage	3,439	3,439	—	3,914	3,914	—
Total impaired loans	$25,746	$19,257	$87	$27,799	$21,280	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$399	$12	$1,212	$3	$498	$17	$1,500	$7
Real estate:
Construction	2,382	30	2,704	26	2,476	84	2,800	74
Residential mortgage	12,857	123	16,444	189	13,208	419	17,951	1,356
Home equity	447		1,418	—	516		1,343	1
Commercial mortgage	3,483	36	4,440	179	3,653	110	5,143	272
Total	$19,568	$201	$26,218	$397	$20,351	$630	$28,737	$1,710

Foreclosure Proceedings

The Company had $0.1 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2018. The Company had $40 thousand of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2017.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
September 30, 2018
Commercial, financial and agricultural	$1,821	$326	$—	$—	$2,147	$563,217	$565,364
Real estate:
Construction	—	—	—	—	—	68,641	68,641
Residential mortgage	98	708	—	2,197	3,003	1,389,666	1,392,669
Home equity	1,582	—	—	415	1,997	453,602	455,599
Commercial mortgage	12	—	—	—	12	1,033,438	1,033,450
Consumer	1,849	604	333	—	2,786	459,348	462,134
Leases	—	—	—	—	—	170	170
Total	$5,362	$1,638	$333	$2,612	$9,945	$3,968,082	$3,978,027

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2017
Commercial, financial and agricultural	$410	$355	$—	$—	$765	$503,254	$504,019
Real estate:
Construction	—	—	—	—	—	64,240	64,240
Residential mortgage	4,037	2,127	49	2,280	8,493	1,332,728	1,341,221
Home equity	105	264	—	416	785	411,445	412,230
Commercial mortgage	—	—	—	79	79	977,718	977,797
Consumer	2,126	1,056	515	—	3,697	467,049	470,746
Leases	—	—	—	—	—	362	362
Total	$6,678	$3,802	$564	$2,775	$13,819	$3,756,796	$3,770,615

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2018 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $11.3 million of TDRs still accruing interest at September 30, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and nine months ended September 30, 2018.

The following table presents by class, information related to loans modified in a TDR during the period presented.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the Allowance
Three Months Ended September 30, 2018
Real estate: Residential mortgage	3	$575	$—
Total	3	$575	$—

Nine Months Ended September 30, 2018
Real estate: Residential mortgage	3	$575	$—
Total	3	$575	$—

Three Months Ended September 30, 2017
Real estate: Residential mortgage	1	70	—
Total	1	$70	$—

Nine Months Ended September 30, 2017
Commercial, financial and agricultural	1	$632	$—
Real estate: Residential mortgage	1	70	—
Total	2	$702	$—
No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2018 and 2017.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2018
Commercial, financial and agricultural	$535,574	$11,496	$17,830	$—	$564,900	$464	$565,364
Real estate:
Construction	69,065	—	—	—	69,065	(424)	68,641
Residential mortgage	1,386,630	—	2,295	—	1,388,925	3,744	1,392,669
Home equity	455,184	—	415	—	455,599	—	455,599
Commercial mortgage	1,022,854	10,982	1,115	—	1,034,951	(1,501)	1,033,450
Consumer	461,865	—	135	198	462,198	(64)	462,134
Leases	170	—	—	—	170	—	170
Total	$3,931,342	$22,478	$21,790	$198	$3,975,808	$2,219	$3,978,027

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2017
Commercial, financial and agricultural	$474,995	$7,543	$21,200	$—	$503,738	$281	$504,019
Real estate:
Construction	55,646	8,879	—	—	64,525	(285)	64,240
Residential mortgage	1,334,760	—	2,433	—	1,337,193	4,028	1,341,221
Home equity	411,814	—	416	—	412,230	—	412,230
Commercial mortgage	955,865	12,735	10,639	—	979,239	(1,442)	977,797
Consumer	470,243	—	305	271	470,819	(73)	470,746
Leases	362	—	—	—	362	—	362
Total	$3,703,685	$29,157	$34,993	$271	$3,768,106	$2,509	$3,770,615

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Three Months Ended September 30, 2018
Beginning balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181
Provision (credit) for loan and lease losses	495	(526)	(168)	544	(1,632)	1,228	—	(59)
	8,020	1,285	14,084	3,712	13,462	7,559	—	48,122
Charge-offs	731	—	—	—	—	1,762	—	2,493
Recoveries	578	6	51	6	8	548	—	1,197
Net charge-offs (recoveries)	153	(6)	(51)	(6)	(8)	1,214	—	1,296
Ending balance	$7,867	$1,291	$14,135	$3,718	$13,470	$6,345	$—	$46,826

Three Months Ended September 30, 2017
Beginning balance	$8,598	$3,212	$14,034	$3,370	$18,184	$5,430	$—	$52,828
Provision (credit) for loan and lease losses	(690)	(207)	(526)	(134)	(541)	1,972	—	(126)
	7,908	3,005	13,508	3,236	17,643	7,402	—	52,702
Charge-offs	429	—	—	—	—	1,709	—	2,138
Recoveries	165	40	124	6	7	311	—	653
Net charge-offs (recoveries)	264	(40)	(124)	(6)	(7)	1,398	—	1,485
Ending balance	$7,644	$3,045	$13,632	$3,242	$17,650	$6,004	$—	$51,217

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Nine Months Ended September 30, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	1,227	(1,749)	(291)	383	(3,383)	4,075	—	262
	8,821	86	14,037	3,700	13,418	10,201	—	50,263
Charge-offs	1,971	—	—	—	—	5,424	—	7,395
Recoveries	1,017	1,205	98	18	52	1,568	—	3,958
Net charge-offs (recoveries)	954	(1,205)	(98)	(18)	(52)	3,856	—	3,437
Ending balance	$7,867	$1,291	$14,135	$3,718	$13,470	$6,345	$—	$46,826

Nine Months Ended September 30, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$56,631
Provision (credit) for loan and lease losses	(403)	(1,296)	(2,280)	(295)	(1,600)	3,386	—	(2,488)
	8,234	2,928	12,775	3,207	17,504	9,495	—	54,143
Charge-offs	1,266	—	—	—	—	4,676	—	5,942
Recoveries	676	117	857	35	146	1,185	—	3,016
Net charge-offs (recoveries)	590	(117)	(857)	(35)	(146)	3,491	—	2,926
Ending balance	$7,644	$3,045	$13,632	$3,242	$17,650	$6,004	$—	$51,217

Loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a credit of $0.1 million and a debit of $0.3 million in the three and nine months ended September 30, 2018, respectively, compared to a credit of $0.1 million and a credit of $2.5 million in the three and nine months ended September 30, 2017, respectively.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Investments in low income housing tax credit partnerships	$12,267	$3,608
Trust preferred investments	2,792	2,792
Investments in affiliates	170	634
Other	54	54
Total	$15,283	$7,088

The Company had $9.5 million in unfunded low income housing commitments as of September 30, 2018 compared to $2.6 million at December 31, 2017. The Company expects to fund $1.9 million in 2018, $4.0 million in 2019, and $3.6 million in 2020.

Investments in low income housing tax credit ("LIHTC") partnerships are accounted for using the cost method. The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2018 and September 30, 2017:

(dollars in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cost method:
Amortization expense recognized in other operating expense	$114	$174	$341	$630
Tax credits recognized in income tax expense	152	218	457	744

7. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the periods presented:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, January 1, 2017	$4,680	$15,779	$20,459
Additions	—	1,857	1,857
Amortization	(2,006)	(1,543)	(3,549)
Balance, September 30, 2017	$2,674	$16,093	$18,767

Balance, January 1, 2018	$2,006	$15,843	$17,849
Additions	—	1,204	1,204
Amortization	(2,006)	(1,413)	(3,419)
Balance, September 30, 2018	$—	$15,634	$15,634

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2017, respectively.

Amortization of mortgage servicing rights was $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2018, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Fair market value, beginning of period	$17,161	$18,087
Fair market value, end of period	18,315	16,777
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption	14.0	16.5

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(42,636)	$2,006
Mortgage servicing rights	65,605	(49,971)	15,634	64,401	(48,558)	15,843
Total	$110,247	$(94,613)	$15,634	$109,043	$(91,194)	$17,849

Based on the mortgage servicing rights held as of September 30, 2018, estimated amortization expense for the remainder of fiscal year 2018, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
2018 (remainder)	$450
2019	1,566
2020	1,292
2021	1,087
2022	919
2023	789
Thereafter	9,531
$15,634

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2018 and December 31, 2017, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2018, we were a party to interest rate lock and forward sale commitments on $15.5 million and $19.9 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate lock and forward sale commitments	Other assets / other liabilities	$92	$35	$29	$49

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	$91
Loans held for sale	Other income	(6)

Three Months Ended September 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(21)
Loans held for sale	Other income	(3)

Nine Months Ended September 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	76
Loans held for sale	Other income	(6)

Nine Months Ended September 30, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(148)
Loans held for sale	Other income	—

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.67 billion line of credit as of September 30, 2018, compared to $1.50 billion at December 31, 2017. At September 30, 2018, $1.56 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017. Short-term borrowings under this arrangement totaled $105.0 million at September 30, 2018, compared to $32.0 million at December 31, 2017.  There were no long-term borrowings under this arrangement at September 30, 2018 and December 31, 2017. FHLB advances available at September 30, 2018 were secured by certain real estate loans with a carrying value of $2.26 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.5 million and $73.0 million, respectively. As of September 30, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $124.6 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The subordinated debentures may be included in Tier 1 capital, with certain limitations applicable, under current regulatory guidelines and interpretations.

10. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2018, the bank had Statutory Retained Earnings of $87.5 million.

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

In the nine months ended September 30, 2018, a total of 849,290 shares of common stock, at a cost of $24.8 million, were repurchased under the Repurchase Plan. A total of $28.7 million remained available for repurchase under the Repurchase Plan as of September 30, 2018.

11. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$2,189	$2,182	$6,169	$6,338
Other service charges and fees	2,778	2,766	8,169	7,490
Income on fiduciary activities	1,159	911	3,132	2,739
Fees on foreign exchange	26	29	86	112
Loan placement fees	115	86	532	366
Net gain on sales of foreclosed assets	—	19	—	205
In-scope other operating income	6,267	5,993	18,088	17,250
Out-of-scope other operating income	4,553	3,576	11,316	10,203
Total other operating income	$10,820	$9,569	$29,404	$27,453

12. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income:
Loan servicing fees	$1,269	$1,323	$3,869	$4,021
Amortization of mortgage servicing rights	(519)	(476)	(1,413)	(1,543)
Gain on sale of residential mortgage loans	1,082	705	3,013	3,101
Unrealized gain (loss) on interest rate locks	91	(21)	76	(148)
Total mortgage banking income	$1,923	$1,531	$5,545	$5,431

13. SHARE-BASED COMPENSATION

Restricted Stock Awards and Units

The table below presents the activity of restricted stock awards and units for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock awards and units, beginning of period	397,551	$25.49
Changes during the period:
Granted	116,152	29.51
Vested	(123,629)	24.40
Forfeited	(20,294)	27.47
Non-vested restricted stock awards and units, end of period	369,780	27.01

14. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Central Pacific Bank has a defined benefit retirement plan (the "Pension Plan") which covers certain eligible employees. The plan was curtailed effective December 31, 2002, and accordingly, plan benefits were fixed as of that date. The following table sets forth the components of net periodic benefit cost for the Pension Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Interest cost	$199	$232	$597	$694
Expected return on plan assets	(302)	(264)	(906)	(792)
Amortization of net actuarial loss	245	298	735	894
Net periodic cost	$142	$266	$426	$796

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

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Interest cost	$97	$107	$292	$322
Amortization of net actuarial loss	44	26	130	77
Amortization of net transition obligation	5	4	14	13
Amortization of prior service cost	4	5	13	13
Settlement	—	—	—	138
Net periodic cost	$150	$142	$449	$563

All components of net periodic benefit cost are included in salaries and employee benefits in the Company's consolidated statements of income.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2018 and 2017, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(8,297)	$(2,225)	$(6,072)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(8,297)	(2,225)	(6,072)

Defined benefit plans:
Amortization of net actuarial loss	289	78	211
Amortization of net transition obligation	5	2	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	298	81	217

Other comprehensive loss	$(7,999)	$(2,144)	$(5,855)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2017
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(487)	$(194)	$(293)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(487)	(194)	(293)

Defined benefit plans:
Amortization of net actuarial loss	324	44	280
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	5	2	3
Settlement	—	—	—
Defined benefit plans, net	333	48	285

Other comprehensive loss	$(154)	$(146)	$(8)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(33,809)	$(9,097)	$(24,712)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(33,809)	(9,097)	(24,712)

Defined benefit plans:
Amortization of net actuarial loss	865	262	603
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	13	3	10
Defined benefit plans, net	892	269	623

Other comprehensive loss	$(32,917)	$(8,828)	$(24,089)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2017
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,042	$2,403	$3,639
Less: Reclassification adjustments from AOCI realized in net income	1,640	653	987
Net unrealized gains on investment securities	7,682	3,056	4,626

Defined benefit plans:
Net actuarial losses arising during the period	(1,042)	(415)	(627)
Amortization of net actuarial loss	971	331	640
Amortization of net transition obligation	13	5	8
Amortization of prior service cost	13	5	8
Settlement	138	56	82
Defined benefit plans, net	93	(18)	111

Other comprehensive income	$7,775	$3,038	$4,737

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2018
Balance at beginning of period	$(14,161)	$(7,087)	$(21,248)

Other comprehensive income (loss) before reclassifications	(6,072)	—	(6,072)
Reclassification adjustments from AOCI	—	217	217
Total other comprehensive income (loss)	(6,072)	217	(5,855)

Balance at end of period	$(20,233)	$(6,870)	$(27,103)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2017
Balance at beginning of period	$9,648	$(6,424)	$3,224

Other comprehensive income before reclassifications	(293)	—	(293)
Reclassification adjustments from AOCI	—	285	285
Total other comprehensive income (loss)	(293)	285	(8)

Balance at end of period	$9,355	$(6,139)	$3,216

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of the adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of the adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(24,712)	—	(24,712)
Reclassification adjustments from AOCI	—	623	623
Total other comprehensive income (loss)	(24,712)	623	(24,089)

Balance at end of period	$(20,233)	$(6,870)	$(27,103)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss) before reclassifications	3,639	(627)	3,012
Reclassification adjustments from AOCI	987	738	1,725
Total other comprehensive income (loss)	4,626	111	4,737

Balance at end of period	$9,355	$(6,139)	$3,216

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2018 and 2017:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2018	2017
Sale of investment securities available-for-sale	$—	$—	Investment securities gains (losses)
	—	—	Income tax benefit (expense)
	$—	$—	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(289)	$(324)	(1)
Net transition obligation	(5)	(4)	(1)
Prior service cost	(4)	(5)	(1)
Settlement	—	—	(1)
	(298)	(333)	Total before tax
	81	48	Income tax benefit (expense)
	$(217)	$(285)	Net of tax

Total reclassification adjustments from AOCI for the period	$(217)	$(285)	Net of tax

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2018	2017
Sale of investment securities available-for-sale	$—	$(1,640)	Investment securities gains (losses)
	—	653	Income tax benefit (expense)
	$—	$(987)	Net of tax

Amortization of defined benefit retirement and supplemental executive retirement plan items
Net actuarial loss	$(865)	$(971)	(1)
Net transition obligation	(14)	(13)	(1)
Prior service cost	(13)	(13)	(1)
Settlement	—	(138)	(1)
	(892)	(1,135)	Total before tax
	269	397	Income tax benefit (expense)
	$(623)	$(738)	Net of tax

Total reclassification adjustments from AOCI for the period	$(623)	$(1,725)	Net of tax

(1)	These AOCI components are included in the computation of net periodic pension cost (see Note 14 - Pension and Supplemental Executive Retirement Plans for additional details).

16. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$15,193	$11,812	$43,694	$36,916

Weighted average common shares outstanding - basic	29,297,465	30,300,195	29,536,536	30,526,260
Dilutive effect of employee stock options and awards	182,347	214,264	206,702	232,729
Weighted average common shares outstanding - diluted	29,479,812	30,514,459	29,743,238	30,758,989

Basic earnings per common share	$0.52	$0.39	$1.48	$1.21
Diluted earnings per common share	$0.52	$0.39	$1.47	$1.20

Anti-dilutive employee stock options and awards outstanding	—	80	—	8

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans as of September 30, 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured based on the notion of entry price.

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

Mortgage Servicing Rights

The initial fair value of mortgage servicing rights is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. We assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service, and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed rate, adjustable rate and balloon loans) include average discount rates and prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

Derivatives

The fair values of derivative financial instruments are based upon current market values, if available. If there are no relevant comparables, fair values are based on pricing models using current assumptions for interest rate swaps and options.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial assets
Cash and due from banks	$82,668	$82,668	$82,668	$—	$—
Interest-bearing deposits in other banks	7,051	7,051	7,051	—	—
Investment securities	1,386,739	1,380,353	885	1,368,324	11,144
Loans held for sale	4,460	4,460	—	4,460	—
Net loans and leases	3,931,201	3,804,844	—	19,170	3,785,674
Mortgage servicing rights	15,634	18,315	—	—	18,315
Federal Home Loan Bank stock	10,965	N/A	N/A	N/A	N/A

Financial liabilities
Deposits:
Noninterest-bearing demand	1,403,534	1,403,534	1,403,534	—	—
Interest-bearing demand and savings and money market	2,438,595	2,438,595	2,438,595	—	—
Time	1,161,551	1,152,739		—	1,152,739
Short-term borrowings	105,000	105,000	—	105,000	—
Long-term debt	92,785	88,344	—	88,344	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Derivatives
Interest rate lock commitments	$15,463	$(4)	$(4)	$—	$(4)	$—
Forward sale commitments	19,861	67	67	—	67	—

Off-balance sheet financial instruments
Commitments to extend credit	1,066,761	—	1,272	—	1,272	—
Standby letters of credit and financial guarantees written	13,465	—	202	—	202	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial assets
Cash and due from banks	$75,318	$75,318	$75,318	$—	$—
Interest-bearing deposits in other banks	6,975	6,975	6,975	—	—
Investment securities	1,496,644	1,494,092	825	1,481,473	11,794
Loans held for sale	16,336	16,336	—	16,336	—
Net loans and leases	3,720,614	3,684,834	—	21,280	3,663,554
Mortgage servicing rights	15,843	17,161	—	—	17,161
Federal Home Loan Bank stock	7,761	N/A	N/A	N/A	N/A

Financial liabilities
Deposits:
Noninterest-bearing demand	1,395,556	1,395,556	1,395,556	—	—
Interest-bearing demand and savings and money market	2,414,930	2,414,930	2,414,930	—	—
Time	1,145,868	1,140,064	—	—	1,140,064
Short-term borrowings	32,000	32,000	—	32,000	—
Long-term debt	92,785	70,139	—	70,139	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Derivatives
Interest rate lock commitments	$2,494	$12	$12	$—	$12	$—
Forward sale commitments	18,748	(26)	(26)	—	(26)	—

Off-balance sheet financial instruments
Commitments to extend credit	917,405	—	1,140	—	1,140	—
Standby letters of credit and financial guarantees written	13,551	—	203	—	203	—

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

The Company's policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2018. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2018.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Available-for-sale securities
Debt securities:
States and political subdivisions	$173,552	$—	$162,408	$11,144
Corporate securities	65,133	—	65,133	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,919	—	33,919	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	734,357	—	734,357	—
Commercial - U.S. Government agencies and sponsored entities	51,205	—	51,205	—
Residential - Non-government agencies	41,370	—	41,370	—
Commercial - Non-government agencies	133,466	—	133,466	—
Total available-for-sale securities	1,233,002	—	1,221,858	11,144

Equity securities	885	885	—	—

Derivatives - Interest rate lock and forward sale commitments	63	—	63	—
Total	$1,233,950	$885	$1,221,921	$11,144

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Available-for-sale securities
Debt securities:
States and political subdivisions	$179,781	$—	$167,987	$11,794
Corporate securities	74,278	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	—	25,510	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	800,683	—	800,683	—
Commercial - U.S. Government agencies and sponsored entities	39,725	—	39,725	—
Residential - Non-government agencies	46,763	—	46,763	—
Commercial - Non-government agencies	137,326	—	137,326	—
Total available-for-sale securities	1,304,066	—	1,292,272	11,794

Equity securities	825	825	—	—

Derivatives - Interest rate lock and forward sale commitments	(14)	—	(14)	—
Total	$1,304,877	$825	$1,292,258	$11,794

For the nine months ended September 30, 2018 and 2017, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2017	$11,794
Principal payments received	(280)
Unrealized net gain (loss) included in other comprehensive income	(370)
Balance at September 30, 2018	$11,144

Balance at December 31, 2016	$12,196
Principal payments received	(268)
Unrealized net gain (loss) included in other comprehensive income	170
Balance at September 30, 2017	$12,098

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.1 million and $12.1 million at September 30, 2018 and September 30, 2017, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of September 30, 2018, the weighted average discount rate utilized was 5.28% compared to 4.50% at September 30, 2017 and 4.81% at December 31, 2017, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans (1)	$19,170	$—	$19,170	$—
Mortgage servicing rights	18,315	—	—	18,315
Other real estate (2)	414	—	414	—

December 31, 2017
Impaired loans (1)	$21,280	$—	$21,280	$—
Mortgage servicing rights	17,161	—	—	17,161
Other real estate (2)	851	—	851	—

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on agreed upon purchase prices for the loans or the appraised value of the collateral.

(2)	Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

The significant unobservable inputs used in the fair value measurement of the Company's mortgage servicing rights are the weighted average discount rate and the forecasted constant prepayment rate. As of September 30, 2018, the weighted average discount rate and the forecasted constant prepayment rate utilized were 9.5% and 14.0%, respectively, compared to 9.5% and 16.5%, respectively, as of September 30, 2017 and 9.5% and 16.0%, respectively, as of December 31, 2017. Significant increases (decreases) in the weighted average discount rate and/or the forecasted constant prepayment rate could result in a significantly lower (higher) fair value measurement.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2018
Net interest income	$38,872	$4,453	$—	$43,325
Inter-segment net interest income (expense)	7,524	(4,327)	(3,197)	—
Credit (provision) for loan and lease losses	59	—	—	59
Other operating income:
Mortgage banking income	1,173	—	750	1,923
Service charges on deposit accounts	2,189	—	—	2,189
Other service charges and fees	1,318	8	1,960	3,286
Income from fiduciary activities	1,159	—	—	1,159
Equity in earnings of unconsolidated subsidiaries	71	—	—	71
Fees on foreign exchange	22	198	—	220
Income from bank-owned life insurance	—	1,055	—	1,055
Loan placement fees	115	—	—	115
Other	448	58	296	802
Other operating income	6,495	1,319	3,006	10,820
Other operating expense	(16,265)	(335)	(17,539)	(34,139)
Administrative and overhead expense allocation	(15,481)	(206)	15,687	—
Income before taxes	21,204	904	(2,043)	20,065
Income tax (expense) benefit	(5,128)	(215)	471	(4,872)
Net income (loss)	$16,076	$689	$(1,572)	$15,193

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2017
Net interest income	$35,191	$6,804	$—	$41,995
Inter-segment net interest income (expense)	8,530	(6,299)	(2,231)	—
Credit (provision) for loan and lease losses	126	—	—	126
Other operating income:
Mortgage banking income	684	—	847	1,531
Service charges on deposit accounts	2,182	—	—	2,182
Other service charges and fees	1,303	—	1,882	3,185
Income from fiduciary activities	911	—	—	911
Equity in earnings of unconsolidated subsidiaries	176	—	—	176
Fees on foreign exchange	23	78		101
Income from bank-owned life insurance	—	1,074	—	1,074
Loan placement fees	86	—	—	86
Net gain (loss) sale of foreclosed assets	—	—	19	19
Other	140	7	157	304
Other operating income	5,505	1,159	2,905	9,569
Other operating expense	(15,242)	(338)	(17,931)	(33,511)
Administrative and overhead expense allocation	(15,635)	(311)	15,946	—
Income before taxes	18,475	1,015	(1,311)	18,179
Income tax (expense) benefit	(6,470)	(360)	463	(6,367)
Net income (loss)	$12,005	$655	$(848)	$11,812

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2018
Net interest income	$112,295	$16,024	$—	$128,319
Inter-segment net interest income (expense)	21,360	(14,717)	(6,643)	—
Credit (provision) for loan and lease losses	(262)	—	—	(262)
Other operating income:
Mortgage banking income	3,089	—	2,456	5,545
Service charges on deposit accounts	6,169	—	—	6,169
Other service charges and fees	3,748	22	5,927	9,697
Income from fiduciary activities	3,132	—	—	3,132
Equity in earnings of unconsolidated subsidiaries	151	—	—	151
Fees on foreign exchange	75	633	—	708
Income from bank-owned life insurance	—	1,874	—	1,874
Loan placement fees	532	—	—	532
Other	803	60	733	1,596
Other operating income	17,699	2,589	9,116	29,404
Other operating expense	(47,967)	(1,078)	(52,336)	(101,381)
Administrative and overhead expense allocation	(45,594)	(652)	46,246	—
Income before taxes	57,531	2,166	(3,617)	56,080
Income tax (expense) benefit	(12,707)	(478)	799	(12,386)
Net income (loss)	$44,824	$1,688	$(2,818)	$43,694

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2017
Net interest income	$103,839	$21,040	$—	$124,879
Inter-segment net interest income (expense)	24,618	(18,828)	(5,790)	—
Credit (provision) for loan and lease losses	2,488	—	—	2,488
Other operating income:
Mortgage banking income	2,953	—	2,478	5,431
Service charges on deposit accounts	6,338	—	—	6,338
Other service charges and fees	3,288	—	5,698	8,986
Income from fiduciary activities	2,739	—	—	2,739
Equity in earnings of unconsolidated subsidiaries	388	—	—	388
Fees on foreign exchange	65	329	—	394
Investments securities gains (losses)	—	(1,640)	—	(1,640)
Income from bank-owned life insurance	—	2,774	—	2,774
Loan placement fees	366	—	—	366
Net gain (loss) sale of foreclosed assets	—	—	205	205
Other	936	24	512	1,472
Other operating income	17,073	1,487	8,893	27,453
Other operating expense	(45,095)	(1,048)	(51,163)	(97,306)
Administrative and overhead expense allocation	(44,360)	(741)	45,101	—
Income before taxes	58,563	1,910	(2,959)	57,514
Income tax (expense) benefit	(20,974)	(684)	1,060	(20,598)
Net income	$37,589	$1,226	$(1,899)	$36,916

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
September 30, 2018
Investment securities	$—	$1,386,739	$—	$1,386,739
Loans and leases (including loans held for sale)	3,982,487	—	—	3,982,487
Other	40,814	237,043	81,557	359,414
Total assets	$4,023,301	$1,623,782	$81,557	$5,728,640

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2017
Investment securities	$—	$1,496,644	$—	$1,496,644
Loans and leases (including loans held for sale)	3,786,951	—	—	3,786,951
Other	42,243	228,608	69,262	340,113
Total assets	$3,829,194	$1,725,252	$69,262	$5,623,708

19. LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

20. SUBSEQUENT EVENTS

On October 24, 2018, the Company submitted a redemption notice to the trustee and security holder to redeem, in whole, $20 million of floating rate trust preferred securities issued by Trust III. The trust preferred securities are being redeemed, along with $0.6 million in common securities issued by Trust III and held by the Company, as a result of the concurrent redemption of 100% of the Company's outstanding floating rate junior subordinated debentures due in December 2033 and held by Trust III, which underlie the trust preferred securities. The redemption is pursuant to the optional prepayment provisions of the indenture and is scheduled to occur on December 17, 2018.

The redemption price for the floating rate junior subordinated debentures will be equal to 100% of the principal amount plus accrued interest, if any, up to, but not including, the redemption date. The proceeds from the redemption of the floating rate junior subordinated debentures will be simultaneously applied to redeem all of the outstanding floating rate trust preferred securities at a price of 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date.

The Company has received all necessary regulatory approvals for the redemption. The redemption will be funded with excess cash currently available to the Company.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is management's estimate of incurred credit losses inherent in our loan and lease portfolio at the balance sheet date. In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio. At September 30, 2018, we had an Allowance of $46.8 million, compared to $50.0 million at December 31, 2017.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company recorded a specific reserve of $0.1 million as of September 30, 2018 and did not record a specific reserve as of December 31, 2017.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call

Report codes in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing.

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

Financial Summary

Net income for the three months ended September 30, 2018 was $15.2 million, or $0.52 per diluted share, compared to $11.8 million, or $0.39 per diluted share for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $43.7 million, or $1.47 per diluted share, compared to $36.9 million, or $1.20 per diluted share for the nine months ended September 30, 2017.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets	1.06%	0.85%	1.03%	0.90%
Return on average shareholders’ equity	12.54	9.16	11.99	9.57
Basic earnings per common share	$0.52	$0.39	$1.48	$1.21
Diluted earnings per common share	0.52	0.39	1.47	1.20

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

Following the solid performances of our leading economic indicators in 2017, the economic outlook for Hawaii continues to be positive for the remainder of 2018. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the sixth straight year in 2017, Hawaii's strong visitor industry broke records in five keys categories, including visitor arrivals and visitor spending. The visitor industry recorded a strong nine months ended September 30, 2018. According to the Hawaii Tourism Authority ("HTA"), 7.5 million visitors visited the state in the nine months ended September 30, 2018. This was an increase of 6.5% from the number of visitor arrivals in the nine months ended September 30, 2017. The HTA also reported total spending by visitors increased to $13.6 billion in the nine months ended September 30, 2018, or an increase of $1.2 billion, or 9.8%, from the nine months ended September 30, 2017. According to the Hawaii Department of Business, Economic Development and Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase 6.1% and 9.2% in 2018, respectively, and 1.6% and 3.2% in 2019, respectively.

After two years of consecutive growth above 2%, DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2017, but at a slower pace. In its third quarter of 2018 report, DBEDT projects real personal income and real gross state product to grow at a rate of 1.8% and 1.5%, respectively, for 2018 and 1.8% and 1.6%, respectively, for 2019.

Hawaii's labor market continues to be the tightest labor market in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate remained unchanged at 2.2% in September 2018, compared to 2.2% in September 2017. Hawaii's unemployment rate remained below the national seasonally adjusted unemployment rate of 3.7%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.2% in 2018 and 2.5% in 2019.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii were strong and the housing market set several new records in 2017. According to the Honolulu Board of Realtors, after a slow start to 2018, they continue to see a steady upward trend and anticipate peak sales in the late summer months. Oahu unit sales volume dipped slightly by 3.7% for single-family homes and 0.1% for condominiums for the nine months ended September 30, 2018, compared to the same time period last year. The median price for a single-family home on Oahu reached an all-time high of $812,500 in the month of September 2018, passing the record set in August 2018 of $810,000. For the nine months ended September 30, 2018, the median sales price for single-family homes on Oahu was $789,000, representing an increase of 4.2% from $757,000 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2018 was $429,500, representing an increase of 5.5% from $407,000 in the same prior year period. We believe the Hawaii real estate market will continue to remain strong for the remainder of 2018, however, there can be no assurance that this will occur.

We are closely monitoring the Mount Kilauea lava eruptions in the Puna District on the Big Island of Hawaii. During the third quarter of 2018, we were paid off on six loans, with a total outstanding balance of $1.6 million in which the collateral properties were located in the Puna District. As of September 30, 2018, in the Puna District we have a total of 29 residential mortgage loans and home equity lines of credit remaining in our portfolio, with a total outstanding balance of $2.6 million. Within that portfolio, we are aware that one residential mortgage property with an aggregate outstanding balance of $0.1 million was destroyed by lava and the insurance claim for the remaining mortgage was denied. As such, management established a specific reserve in the same amount as of September 30, 2018 to cover the potential impairment of this loan.

During the third quarter of 2018, we also recorded an increase to the reserve for residential mortgage repurchase losses of $0.3 million, primarily due to potential losses on repurchases of loans impacted by the Mount Kilauea lava eruptions. We will continue to monitor and evaluate the impact of the Mount Kilauea lava eruptions on our business and financial condition.

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

In September 2018. the Federal Reserve raised the target Federal Funds range by 25 bp for the third time in 2018, to 2.00%-2.25%. The Federal Reserve also kept its forecast for a fourth hike later this year, subject to economic conditions.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and nine months ended September 30, 2018 and 2017 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2018			2017			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$22,057	1.97%	109	$51,392	1.26%	163	$(29,335)	0.71%	(54)
Investment securities, excluding valuation allowance:
Taxable (1)	1,284,411	2.65	8,516	1,363,289	2.51	8,552	(78,878)	0.14	(36)
Tax-exempt (1)	163,172	2.86	1,165	169,347	3.51	1,486	(6,175)	(0.65)	(321)
Total investment securities	1,447,583	2.67	9,681	1,532,636	2.62	10,038	(85,053)	0.05	(357)
Loans and leases, including loans held for sale (2)	3,941,511	4.09	40,531	3,625,455	3.98	36,289	316,056	0.11	4,242
Federal Home Loan Bank stock	7,773	3.11	60	6,606	1.38	23	1,167	1.73	37
Total interest earning assets	5,418,924	3.70	50,381	5,216,089	3.55	46,513	202,835	0.15	3,868
Noninterest-earning assets	290,901			329,820			(38,919)
Total assets	$5,709,825			$5,545,909			$163,916

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$933,405	0.08%	181	$916,885	0.08%	177	$16,520	—%	4
Savings and money market deposits	1,524,121	0.15	593	1,458,393	0.08	281	65,728	0.07	312
Time deposits under $100,000	177,108	0.53	236	187,231	0.41	192	(10,123)	0.12	44
Time deposits $100,000 and over	1,049,446	1.70	4,508	955,644	1.02	2,445	93,802	0.68	2,063
Total interest-bearing deposits	3,684,080	0.59	5,518	3,518,153	0.35	3,095	165,927	0.24	2,423
Short-term borrowings	25,163	2.30	146	2,934	1.27	9	22,229	1.03	137
Long-term debt	92,785	4.90	1,147	92,785	3.82	894	—	1.08	253
Total interest-bearing liabilities	3,802,028	0.71	6,811	3,613,872	0.44	3,998	188,156	0.27	2,813
Noninterest-bearing deposits	1,378,981			1,375,625			3,356
Other liabilities	44,079			40,808			3,271
Total liabilities	5,225,088			5,030,305			194,783
Shareholders’ equity	484,737			515,580			(30,843)
Non-controlling interest	—			24			(24)
Total equity	484,737			515,604			(30,867)
Total liabilities and equity	$5,709,825			$5,545,909			$163,916

Net interest income			$43,570			$42,515			$1,055

Interest rate spread		2.99%			3.11%			(0.12)%

Net interest margin		3.20%			3.25%			(0.05)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

	Nine Months Ended September 30,
	2018			2017			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$23,713	1.75%	310	$38,089	1.05%	298	$(14,376)	0.70%	12
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,325,180	2.63	26,094	1,346,013	2.50	25,192	(20,833)	0.13	902
Tax-exempt investment securities (1)	164,174	2.86	3,527	170,211	3.52	4,491	(6,037)	(0.66)	(964)
Total investment securities	1,489,354	2.65	29,621	1,516,224	2.61	29,683	(26,870)	0.04	(62)
Loans and leases, including loans held for sale (2)	3,856,420	4.04	116,620	3,589,124	3.97	106,777	267,296	0.07	9,843
Federal Home Loan Bank stock	7,261	2.67	145	6,865	1.94	100	396	0.73	45
Total interest earning assets	5,376,748	3.64	146,696	5,150,302	3.55	136,858	226,446	0.09	9,838
Noninterest-earning assets	294,090			328,783			(34,693)
Total assets	$5,670,838			$5,479,085			$191,753

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$940,154	0.08%	554	$895,850	0.07%	471	$44,304	0.01%	83
Savings and money market deposits	1,506,565	0.13	1,421	1,434,778	0.07	797	71,787	0.06	624
Time deposits under $100,000	178,363	0.48	645	190,877	0.39	560	(12,514)	0.09	85
Time deposits $100,000 and over	1,042,353	1.48	11,558	987,408	0.80	5,930	54,945	0.68	5,628
Total interest-bearing deposits	3,667,435	0.52	14,178	3,508,913	0.30	7,758	158,522	0.22	6,420
Short-term borrowings	14,683	2.16	237	11,877	0.97	86	2,806	1.19	151
Long-term debt	92,785	4.64	3,221	92,785	3.69	2,563	—	0.95	658
Total interest-bearing liabilities	3,774,903	0.62	17,636	3,613,575	0.39	10,407	161,328	0.23	7,229
Noninterest-bearing deposits	1,367,574			1,310,722			56,852
Other liabilities	42,414			40,626			1,788
Total liabilities	5,184,891			4,964,923			219,968
Shareholders’ equity	485,942			514,137			(28,195)
Non-controlling interest	5			25			(20)
Total equity	485,947			514,162			(28,215)
Total liabilities and equity	$5,670,838			$5,479,085			$191,753

Net interest income			$129,060			$126,451			$2,609

Interest rate spread		3.02%			3.16%			(0.14)%

Net interest margin		3.20%			3.28%			(0.08)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $43.6 million for the third quarter of 2018, representing an increase of 2.5% from $42.5 million in the third quarter of 2017. Net interest income (expressed on a taxable-equivalent basis) was $129.1 million for the nine months ended September 30, 2018, representing an increase of 2.1% from $126.5 million in the nine months ended September 30, 2017. The increase in the three and nine months ended September 30, 2018 was primarily attributable to a significant increase in average loans and leases balances funded by growth in lower cost deposits, combined with higher yields earned on the loans and leases and investment securities portfolios. Partially offsetting this increase was an increase in average time deposits $100,000 and over, combined with a significant increase in rates paid on time deposits $100,000 and over. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in Federal Funds rates. The increase was also partially offset by a lower taxable-equivalent adjustment on the tax-exempt investment securities portfolio due to Tax Reform.

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

Interest Income

Taxable-equivalent interest income was $50.4 million for the third quarter of 2018, representing an increase of 8.3% from $46.5 million in the third quarter of 2017. The increase was primarily attributable to a $316.1 million increase in average loans and leases compared to the third quarter of 2017, accounting for approximately $3.2 million of the increase in interest income during the third quarter of 2018. In addition, the average yields earned on the loans and leases and taxable investment securities portfolios during the third quarter of 2018 increased by 11 bp and 14 bp, respectively, compared to the third quarter of 2017, accounting for approximately $1.1 million and $0.4 million of the increase in interest income, respectively. These increases were partially offset by a 65 bp decline in the average taxable-equivalent yield earned on the tax-exempt investment securities portfolio, primarily due to Tax Reform, which decreased interest income by $0.3 million.

Taxable-equivalent interest income was $146.7 million for the nine months ended September 30, 2018, representing an increase of 7.2% from $136.9 million in the nine months ended September 30, 2017. The increase was primarily attributable to a $267.3 million increase in average loans and leases compared to the nine months ended September 30, 2017, accounting for approximately $7.8 million of the increase in interest income during the nine months ended September 30, 2018. In addition, the average yields earned on the loans and leases and taxable investment securities portfolios during the nine months ended September 30, 2018 increased by 7 bp and 13bp, respectively, compared to the nine months ended September 30, 2017, accounting for approximately $2.0 million and $1.3 million of the increase in interest income, respectively. These increases were partially offset by a 66 bp decline in the average taxable-equivalent yield earned on the tax-exempt investment securities portfolio, primarily due to Tax Reform, which decreased interest income by $0.8 million.

Interest Expense

Interest expense for the third quarter of 2018 was $6.8 million, representing an increase of 70.4% from the third quarter of 2017. The increase was primarily attributable to a 68 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $1.8 million.

Interest expense for the nine months ended September 30, 2018 was $17.6 million, representing an increase of 69.5% from the nine months ended September 30, 2017. The increase was primarily attributable to a 68 bp increase in average rates paid on time deposits $100,000 and over, which increased interest expense by $5.3 million. The increase in average rates paid on time deposits $100,000 and over during the three and nine months ended September 30, 2018 was primarily due to an increase in average rates paid on public deposits.

Net Interest Margin

Our net interest margin of 3.20% for the third quarter of 2018 declined by 5 bp from the third quarter of 2017 as deposit costs continue to increase faster than our loan yields. Our net interest margin of 3.20% for the nine months ended September 30, 2018 declined by 8 bp from the nine months ended September 30, 2017.

The average rates paid on our interest-bearing liabilities, which increased by 27 bp and 23 bp in the three and nine months ended September 30, 2018, respectively, compared to the same prior year periods, outpaced the increase in average yields earned on our interest-earning assets, which increased by 15 bp and 9 bp in the three and nine months ended September 30, 2018, respectively, compared to the same prior year periods.

The aforementioned increases in average rates paid on our time deposits $100,000 and over during the three and nine months ended September 30, 2018 was partially offset by the aforementioned increases in average yield earned on our loans and leases and taxable investment securities portfolios. Due to Tax Reform and the resultant reduction in the federal statutory tax rate to 21% compared to 35% starting in the first quarter of 2018, the taxable-equivalent adjustment on interest income earned on the average tax-exempt investment securities portfolio decreased. This resulted in an approximately 2 bp reduction in the net interest margin in the three and nine months ended September 30, 2018.

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
In September 2018, the Federal Reserve raised the target Federal Funds range by 25 bp for the third time in 2018, to 2.00%-2.25%. The Federal Reserve also kept its forecast for a fourth hike later this year, subject to economic conditions.

Provision for Loan and Lease Losses

Our Provision was a credit of $0.1 million during the third quarter of 2018, compared to a credit of $0.1 million in the third quarter of 2017. Our net charge-offs were $1.3 million during the third quarter of 2018, compared to net charge-offs of $1.5 million in the third quarter of 2017.

For the nine months ended September 30, 2018, our Provision was a debit of $0.3 million, compared to a credit of $2.5 million in the nine months ended September 30, 2017. Our net charge-offs were $3.4 million during the nine months ended September 30, 2018, compared to net charge-offs of $2.9 million in the nine months ended September 30, 2017.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	$ Change	% Change
Other operating income:
Mortgage banking income	$1,923	$1,531	$392	25.6%
Service charges on deposit accounts	2,189	2,182	7	0.3%
Other service charges and fees	3,286	3,185	101	3.2%
Income from fiduciary activities	1,159	911	248	27.2%
Equity in earnings of unconsolidated subsidiaries	71	176	(105)	-59.7%
Fees on foreign exchange	220	101	119	117.8%
Investment securities gains (losses)	—	—	—	N.M.
Income from bank-owned life insurance	1,055	1,074	(19)	-1.8%
Loan placement fees	115	86	29	33.7%
Net gain on sales of foreclosed assets	—	19	(19)	-100.0%
Other:
Income recovered on nonaccrual loans previously charged-off	395	25	370	1,480.0%
Other recoveries	101	32	69	215.6%
Commissions on sale of checks	79	86	(7)	-8.1%
Other	227	161	66	41.0%
Total other operating income	$10,820	$9,569	$1,251	13.1%

For the third quarter of 2018, total other operating income of $10.8 million increased by $1.3 million, or 13.1%, from $9.6 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher net gains on sales of residential mortgage loans of $0.4 million (included in mortgage banking income), higher income recovered on nonaccrual loans previously charged-off of $0.4 million, and higher income from fiduciary activities of $0.2 million.

	Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	$ Change	% Change
Other operating income:
Mortgage banking income	$5,545	$5,431	$114	2.1%
Service charges on deposit accounts	6,169	6,338	(169)	-2.7%
Other service charges and fees	9,697	8,986	711	7.9%
Income from fiduciary activities	3,132	2,739	393	14.3%
Equity in earnings of unconsolidated subsidiaries	151	388	(237)	-61.1%
Fees on foreign exchange	708	394	314	79.7%
Investment securities gains (losses)	—	(1,640)	1,640	-100.0%
Income from bank-owned life insurance	1,874	2,774	(900)	-32.4%
Loan placement fees	532	366	166	45.4%
Net gain on sales of foreclosed assets	—	205	(205)	-100.0%
Other:
Income recovered on nonaccrual loans previously charged-off	621	611	10	1.6%
Other recoveries	196	123	73	59.3%
Commissions on sale of checks	249	258	(9)	-3.5%
Other	530	480	50	10.4%
Total other operating income	$29,404	$27,453	$1,951	7.1%

For the nine months ended September 30, 2018, total other operating income of $29.4 million increased by $2.0 million, or 7.1%, from $27.5 million in the nine months ended September 30, 2017. The increase from the nine months ended September 30, 2017 was primarily due to investment securities losses of $1.6 million recorded in the year-ago period related to an investment portfolio repositioning, combined with higher commissions and fees on investment services of $0.6 million (included in other service charges and fees), higher income from fiduciary activities of $0.4 million, and higher fees on foreign exchange of $0.3 million. These increases were partially offset by lower income from bank-owned life insurance ("BOLI") of $0.9 million. The lower income from BOLI was primarily attributable to $1.1 million in death benefit income recorded in the year-ago period, compared to $0.4 million recorded in the current period.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$19,011	$18,157	$854	4.7%
Net occupancy	3,488	3,404	84	2.5%
Equipment	1,048	969	79	8.2%
Amortization of core deposit premium	669	669	—	—%
Communication expense	903	944	(41)	-4.3%
Legal and professional services	1,528	1,854	(326)	-17.6%
Computer software expense	2,672	2,346	326	13.9%
Advertising expense	612	626	(14)	-2.2%
Foreclosed asset expense	212	24	188	783.3%
Other:
Charitable contributions	166	141	25	17.7%
FDIC insurance assessment	437	433	4	0.9%
Miscellaneous loan expenses	403	302	101	33.4%
ATM and debit card expenses	686	548	138	25.2%
Amortization of investments in low-income housing tax credit partnerships	114	174	(60)	-34.5%
Armored car expenses	185	176	9	5.1%
Entertainment and promotions	185	818	(633)	-77.4%
Stationery and supplies	206	204	2	1.0%
Directors’ fees and expenses	263	208	55	26.4%
Provision for residential mortgage loan repurchase losses	331	—	331	N.M.
Increase (decrease) to the reserve for unfunded commitments	(71)	72	(143)	-198.6%
Other	1,091	1,442	(351)	-24.3%
Total other operating expense	$34,139	$33,511	$628	1.9%

For the third quarter of 2018, total other operating expense was $34.1 million and increased by $0.6 million, or 1.9%, from $33.5 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $0.9 million and higher computer software expense of $0.3 million. The increase in salaries and employee benefits was primarily attributable to the increase in the Company's starting pay rate effective January 1, 2018 and merit salary increases effective in the second quarter of 2018. These increases were partially offset by lower entertainment and promotions of $0.6 million and lower legal and professional services of $0.3 million compared to the year-ago period. The lower entertainment and promotions were primarily attributable to additional expenses incurred in the year-ago period related to a core deposit gathering campaign.

	Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$56,299	$53,527	$2,772	5.2%
Net occupancy	10,114	10,153	(39)	-0.4%
Equipment	3,160	2,778	382	13.8%
Amortization of core deposit premium	2,006	2,006	—	—%
Communication expense	2,547	2,735	(188)	-6.9%
Legal and professional services	5,118	5,633	(515)	-9.1%
Computer software expense	7,244	6,788	456	6.7%
Advertising expense	1,841	1,408	433	30.8%
Foreclosed asset expense	537	123	414	336.6%
Other:
Charitable contributions	497	428	69	16.1%
FDIC insurance assessment	1,305	1,286	19	1.5%
Miscellaneous loan expenses	1,026	856	170	19.9%
ATM and debit card expenses	2,032	1,466	566	38.6%
Amortization of investments in low-income housing tax credit partnerships	341	630	(289)	-45.9%
Armored car expenses	584	632	(48)	-7.6%
Entertainment and promotions	617	1,222	(605)	-49.5%
Stationery and supplies	643	612	31	5.1%
Directors’ fees and expenses	777	665	112	16.8%
Provision for residential mortgage loan repurchase losses	331	—	331	N.M.
Increase (decrease) to the reserve for unfunded commitments	36	195	(159)	-81.5%
Other	4,326	4,163	163	3.9%
Total other operating expense	$101,381	$97,306	$4,075	4.2%

For the nine months ended September 30, 2018, total other operating expense was $101.4 million and increased by $4.1 million, or 4.2%, from $97.3 million in the nine months ended September 30, 2017. The increase from the nine months ended September 30, 2017 was primarily due to higher salaries and employee benefits of $2.8 million, higher ATM and debit card expenses of $0.6 million, higher computer software expense of $0.5 million, and higher advertising, foreclosed asset and equipment expenses of $0.4 million each. The increase in salaries and employee benefits was primarily attributable to the increase in the Company's starting pay rate and merit salary increases effective in the second quarter of 2018. These increases were partially offset by lower entertainment and promotions of $0.6 million and lower legal and professional services of $0.5 million.

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

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Total other operating expense	$34,139	$33,511	$101,381	$97,306

Net interest income	$43,325	$41,995	$128,319	$124,879
Total other operating income	10,820	9,569	29,404	27,453
Total revenue	$54,145	$51,564	$157,723	$152,332

Efficiency ratio	63.05%	64.99%	64.28%	63.88%

Our efficiency ratio improved to 63.05% in the third quarter of 2018 compared to 64.99% in the year-ago quarter. The improvements in net interest income and other operating income were partially offset by higher other operating expenses as noted above, and resulted in the improvement in our efficiency ratio.

Our efficiency ratio increased from 63.88% in the nine months ended September 30, 2017 to 64.28% in the nine months ended September 30, 2018. The higher other operating expenses, partially offset by the improvements in net interest income and other operating income as noted above, resulted in a higher efficiency ratio.

Income Taxes

The Company recorded income tax expense of $4.9 million and $12.4 million for the three and nine months ended September 30, 2018, respectively, compared to $6.4 million and $20.6 million in the same prior year periods. The effective tax rates for the three and nine months ended September 30, 2018 were 24.3% and 22.09%, respectively, compared to 35.0% and 35.81% in the same prior year periods, respectively. The decrease in income tax expense and the effective tax rate in the three and nine months ended September 30, 2018 was primarily due to the decline in the U.S. federal corporate tax rate attributable to Tax Reform. In addition, in the second quarter of 2017, the Company recorded additional income tax expense of $0.9 million related to a former executive's supplemental executive retirement plan ("SERP") benefit payout and adjustment to the DTA related to SERP. In the first quarter of 2018, the Company recorded an income tax benefit of $0.7 million related to a refinement of the revaluation of our DTA. In the second quarter of 2018, the Company recorded an income tax benefit of $0.6 million related to a tax accounting method change strategy that allows the deduction for certain expenses to be accelerated into the 2017 tax year under the higher corporate tax rate.

The remaining valuation allowance on our net DTA totaled $3.3 million at September 30, 2018 and $3.3 million at December 31, 2017, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $24.5 million at September 30, 2018, compared to a net DTA of $26.5 million as of December 31, 2017, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at September 30, 2018 of $5.73 billion increased by $104.9 million from $5.62 billion at December 31, 2017. The increase in total assets was primarily due to our deposit growth and deployment of these proceeds into higher yielding assets.

Investment Securities

Investment securities of $1.39 billion at September 30, 2018 decreased by $109.9 million, or 7.3%, from December 31, 2017. The decrease reflects $161.5 million in principal runoff and a $34.2 million decrease in the market valuation on the available-for-sale portfolio, partially offset by investment securities purchases totaling $85.3 million.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$427,047	$400,529	$26,518	6.6%
Real estate:
Construction	66,286	61,643	4,643	7.5
Residential mortgage	1,392,669	1,341,221	51,448	3.8
Home equity	455,599	412,230	43,369	10.5
Commercial mortgage	845,864	807,009	38,855	4.8
Consumer	345,785	322,713	23,072	7.1
Leases	170	362	(192)	(53.0)
Total loans and leases	3,533,420	3,345,707	187,713	5.6
Allowance for loan and lease losses	(41,991)	(44,779)	2,788	(6.2)
Net loans and leases	$3,491,429	$3,300,928	$190,501	5.8

U.S. Mainland:
Commercial, financial and agricultural	$138,317	$103,490	$34,827	33.7
Real estate:
Construction	2,355	2,597	(242)	(9.3)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	187,586	170,788	16,798	9.8
Consumer	116,349	148,033	(31,684)	(21.4)
Leases	—	—	—	—
Total loans and leases	444,607	424,908	19,699	4.6
Allowance for loan and lease losses	(4,835)	(5,222)	387	(7.4)
Net loans and leases	$439,772	$419,686	$20,086	4.8

Total:
Commercial, financial and agricultural	$565,364	$504,019	$61,345	12.2
Real estate:
Construction	68,641	64,240	4,401	6.9
Residential mortgage	1,392,669	1,341,221	51,448	3.8
Home equity	455,599	412,230	43,369	10.5
Commercial mortgage	1,033,450	977,797	55,653	5.7
Consumer	462,134	470,746	(8,612)	(1.8)
Leases	170	362	(192)	(53.0)
Total loans and leases	3,978,027	3,770,615	207,412	5.5
Allowance for loan and lease losses	(46,826)	(50,001)	3,175	(6.3)
Net loans and leases	$3,931,201	$3,720,614	$210,587	5.7
Loans and leases, net of deferred costs, of $3.98 billion at September 30, 2018 increased by $207.4 million, or 5.5%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: commercial, financial and agricultural of $61.3 million, commercial mortgage of $55.7 million, residential mortgage of $51.4 million, and home equity of $43.4 million. These increases were partially offset by a net decrease in the consumer loan portfolio of $8.6 million.

The Hawaii loan portfolio increased by $187.7 million, or 5.6%, from December 31, 2017. The increase reflects net increases in the following loan portfolios: residential mortgage of $51.4 million, home equity of $43.4 million, commercial mortgage of $38.9 million, commercial, financial and agricultural of $26.5 million, and consumer of $23.1 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $19.7 million, or 4.6% from December 31, 2017. The net increase was primarily attributable to net increases in the commercial, financial and agricultural loan portfolio of $34.8 million and commercial mortgage loan portfolio of $16.8 million, partially offset by a reduction in the consumer loan portfolio of $31.7 million.

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

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Real estate:
Residential mortgage	$2,197	$2,280	$(83)	(3.6)
Home equity	415	416	(1)	(0.2)
Commercial mortgage	—	79	(79)	(100.0)
Total nonaccrual loans	2,612	2,775	(163)	(5.9)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	414	851	(437)	(51.4)
Total OREO	414	851	(437)	(51.4)
Total nonperforming assets	3,026	3,626	(600)	(16.5)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	—	49	(49)	(100.0)
Consumer	333	515	(182)	(35.3)
Total accruing loans delinquent for 90 days or more	333	564	(231)	(41.0)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	388	491	(103)	(21.0)
Real estate:
Residential mortgage	9,747	10,677	(930)	(8.7)
Commercial mortgage	1,145	1,466	(321)	(21.9)
Total restructured loans still accruing interest	11,280	12,634	(1,354)	(10.7)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$14,639	$16,824	$(2,185)	(13.0)

Ratio of nonaccrual loans to total loans and leases	0.07%	0.07%		—%
Ratio of nonperforming assets to total loans and leases and OREO	0.08%	0.10%		(0.02)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.08%	0.11%		(0.03)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.37%	0.45%		(0.08)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2017	$3,626
Additions	593
Reductions:
Payments	(313)
Return to accrual status	(403)
Sales of nonperforming assets	(40)
Charge-offs and/or valuation adjustments	(437)
Total reductions	(1,193)
Net decrease	(600)
Balance at September 30, 2018	$3,026

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $3.0 million at September 30, 2018, compared to $3.6 million at December 31, 2017. There were no nonperforming loans classified as held for sale at September 30, 2018 and December 31, 2017. The decrease in nonperforming assets from December 31, 2017 was primarily attributable to a $0.4 million in write-downs of a foreclosed asset, $0.4 million in nonaccrual loans returned to accrual status, and $0.3 million in repayments, offset by $0.6 million in additions to nonaccrual loans.

Net changes to nonperforming assets by category included net decreases in Hawaii residential mortgage assets of $0.5 million and Hawaii commercial mortgage assets of $0.1 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2018 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $11.3 million of TDRs still accruing interest at September 30, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Allowance for Loan and Lease Losses:
Balance at beginning of period	$48,181	$52,828	$50,001	$56,631

Provision (credit) for loan and lease losses	(59)	(126)	262	(2,488)

Charge-offs:
Commercial, financial and agricultural	731	429	1,971	1,266
Consumer	1,762	1,709	5,424	4,676
Total charge-offs	2,493	2,138	7,395	5,942

Recoveries:
Commercial, financial and agricultural	578	165	1,017	676
Real estate:
Construction	6	40	1,205	117
Residential mortgage	51	124	98	857
Home equity	6	6	18	35
Commercial mortgage	8	7	52	146
Consumer	548	311	1,568	1,185
Total recoveries	1,197	653	3,958	3,016

Net charge-offs	1,296	1,485	3,437	2,926

Balance at end of period	$46,826	$51,217	$46,826	$51,217

Allowance as a percentage of total loans and leases	1.18%	1.41%	1.18%	1.41%

Annualized ratio of net charge-offs to average loans and leases	0.13%	0.16%	0.12%	0.11%

Our Allowance at September 30, 2018 totaled $46.8 million compared to $50.0 million at December 31, 2017. The decrease in our Allowance during the nine months ended September 30, 2018, was primarily attributable to continued improvement in the credit quality of the loan portfolio and is a direct result of $3.4 million in net charge-offs offset by a debit to the Provision of $0.3 million.

Our Allowance as a percentage of total loans and leases decreased from 1.33% at December 31, 2017 to 1.18% at September 30, 2018. Our Allowance as a percentage of nonperforming assets increased from 1,378.96% at December 31, 2017 to 1,547.46% at September 30, 2018.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB membership stock of $11.0 million at September 30, 2018 increased by $3.2 million, or 41.3%, from the FHLB membership stock balance at December 31, 2017.  FHLB membership stock has an activity-based stock requirement, thus as borrowings increase, so will the FHLB membership stock balance. There is a minimum requirement of $6.5 million in FHLB membership stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Noninterest-bearing demand deposits	$1,403,534	$1,395,556	$7,978	0.6%
Interest-bearing demand deposits	935,130	933,054	2,076	0.2
Savings and money market deposits	1,503,465	1,481,876	21,589	1.5
Time deposits less than $100,000	174,920	180,748	(5,828)	(3.2)
Core deposits	4,017,049	3,991,234	25,815	0.6

Government time deposits	696,349	687,052	9,297	1.4
Other time deposits $100,000 to $250,000	104,339	101,560	2,779	2.7
Other time deposits greater than $250,000	185,943	176,508	9,435	5.3
Total time deposits $100,000 and greater	986,631	965,120	21,511	2.2

Total deposits	$5,003,680	$4,956,354	$47,326	1.0

Total deposits of $5.00 billion at September 30, 2018 reflected an increase of $47.3 million, or 1.0%, from total deposits of $4.96 billion at December 31, 2017. The increase was attributable to net increases in savings and money market deposits of $21.6 million, other time deposits greater than $250,000 of $9.4 million, government time deposits of $9.3 million, noninterest-bearing demand deposits of $8.0 million, other time deposits $100,000 to $250,000 of $2.8 million, and interest-bearing demand deposits of $2.1 million. These increases were partially offset by a net decrease in time deposits less than $100,000 of $5.8 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.02 billion at September 30, 2018 and increased by $25.8 million, or 0.6%, from December 31, 2017.

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

Common and Preferred Equity

Shareholders' equity totaled $478.2 million at September 30, 2018, compared to $500.0 million at December 31, 2017. The decrease in total shareholders' equity was attributable to other comprehensive loss of $24.1 million, the repurchase of 849,290 shares of common stock under our repurchase program, at a cost of $24.8 million, and cash dividends paid of $18.0 million, partially offset by net income of $43.7 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we repurchased approximately 2.8% of our common stock outstanding as of December 31, 2017.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017
Total shareholders' equity	$478,151	$500,011
Total common equity	478,151	500,011
Less: other intangible assets (core deposit premium)	—	(2,006)
Tangible common equity	$478,151	$498,005

Total assets	$5,728,640	$5,623,708
Less: other intangible assets (core deposit premium)	—	(2,006)
Tangible assets	$5,728,640	$5,621,702

Tangible common equity ratio	8.35%	8.86%

Our tangible common equity ratio was 8.35% at September 30, 2018, compared to 8.86% at December 31, 2017. Our book value per share was $16.34 and $16.65 at September 30, 2018 and December 31, 2017, respectively. Our tangible book value per share was $16.34 and $16.59 at September 30, 2018 and December 31, 2017, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of September 30, 2018, on a stand-alone basis, CPF had an available cash balance of approximately $13.9 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2018, the bank had Statutory Retained Earnings of $87.5 million. On October 23, 2018, the Company's Board of Directors declared a cash dividend of $0.21 per share on the Company's outstanding common stock, which was a 16.7% increase from the $0.18 per share a year-ago.

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

In the nine months ended September 30, 2018, a total of 849,290 shares of common stock, at a cost of $24.8 million, were repurchased under the Repurchase Plan. As of September 30, 2018, $28.7 million remained under the Repurchase Plan. The plan has no set expiration or termination date.

Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II ("Trust II"), CPB Statutory Trust III ("Trust III"), CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $90.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts II, III, IV and V, and the common securities issued by Trusts II, III, IV and V are redeemable in whole or in part on any interest payment date on or after October 7, 2008 for Trusts II and III, and on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

In October 2018, the Company announced that it submitted a notice to redeem, in whole and at par, $20.0 million of floating rate trust preferred securities issued by Trust III and the underlying floating rate junior subordinated debentures, which are reported as long-term debt on the Company's balance sheet with an interest rate of 5.18% as of September 30, 2018. The redemption is pursuant to the optional prepayment provisions of the indenture and is scheduled to occur on December 17, 2018.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2018 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2018:
Leverage capital	$590,627	10.3%	$229,409	4.0%	$286,761	5.0%
Tier 1 risk-based capital	590,627	14.2	249,494	6.0	332,659	8.0
Total risk-based capital	639,157	15.4	332,659	8.0	415,824	10.0
CET1 risk-based capital	500,627	12.0	187,121	4.5	270,285	6.5

At December 31, 2017:
Leverage capital	$578,607	10.4%	$223,646	4.0%	$279,557	5.0%
Tier 1 risk-based capital	578,607	14.7	236,721	6.0	315,628	8.0
Total risk-based capital	628,068	15.9	315,628	8.0	394,535	10.0
CET1 risk-based capital	490,861	12.4	177,541	4.5	256,448	6.5

Central Pacific Bank
At September 30, 2018:
Leverage capital	$571,949	10.0%	$228,985	4.0%	$286,231	5.0%
Tier 1 risk-based capital	571,949	13.8	248,867	6.0	331,822	8.0
Total risk-based capital	620,479	15.0	331,822	8.0	414,778	10.0
CET1 risk-based capital	571,949	13.8	186,650	4.5	269,605	6.5

At December 31, 2017:
Leverage capital	$565,412	10.1%	$223,431	4.0%	$279,289	5.0%
Tier 1 risk-based capital	565,412	14.4	236,401	6.0	315,201	8.0
Total risk-based capital	614,732	15.6	315,201	8.0	394,002	10.0
CET1 risk-based capital	565,412	14.4	177,301	4.5	256,101	6.5

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

The following reflects our net interest income sensitivity analysis as of September 30, 2018, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	1.10%
-100bp	(2.65)%

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

The bank is a member of and maintained a $1.67 billion line of credit with the FHLB as of September 30, 2018, compared to $1.50 billion at December 31, 2017. We had $105.0 million in short-term borrowings under this arrangement at September 30, 2018, compared to $32.0 million at December 31, 2017. There were no long-term borrowings under this arrangement at September 30, 2018 and December 31, 2017. FHLB advances available at September 30, 2018 were secured by certain real estate loans with a carrying value of $2.26 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2018, $1.56 billion was undrawn under this arrangement, compared to $1.47 billion at December 31, 2017.

At September 30, 2018 and December 31, 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.5 million and $73.0 million, respectively. As of September 30, 2018 and December 31, 2017, certain commercial and commercial real estate loans with a carrying value totaling $124.6 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2018 would not result in a fluctuation of NII that would exceed the established policy limits.

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

In the three months ended September 30, 2018, the Company repurchased 235,043 shares of common stock, at an aggregate cost of $6.7 million, under the Repurchase Plan. As of September 30, 2018, a total of $28.7 million remained available for repurchase under the Repurchase Plan. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2018	73,500	$29.15	73,500	$33,268,765
August 1-31, 2018	86,517	28.32	86,517	30,818,711
September 1-30, 2018	75,026	27.85	75,026	28,729,241
Total	235,043	$28.43	235,043	28,729,241

Item 6. Exhibits

Exhibit No.	Document

10.1	Employment Offer Letter between Central Pacific Bank and Paul Yonamine, dated September 25, 2018 (previously filed on September 26, 2018 on a Form 8-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	November 6, 2018	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	November 6, 2018	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer

Central Pacific Bank Financial Corp.
Exhibit Index

Exhibit No.	Document

10.1	Employment Offer Letter between Central Pacific Bank and Paul Yonamine, dated September 25, 2018 (previously filed on September 26, 2018 on a Form 8-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.