Form 10-K
period 2018-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2019-02-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $813,410,000. As of January 31, 2019, the number of shares of common stock of the registrant outstanding was 28,857,215 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

•
the impact of local, national, and international economies and events (including natural disasters such as wildfires, hurricanes, volcanic eruptions, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;

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

•
inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index;

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2018, we had total assets of $5.81 billion, total loans of $4.08 billion, total deposits of $4.95 billion and shareholders' equity of $491.7 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 35 bank branches and 78 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The bank is not a member of the Federal Reserve System.

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

(2)
Commercial, Financial and Agricultural Lending and Leasing.  Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals in the state of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk and help to reduce credit losses.

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

(4)	Construction Lending. Construction land development and other land loans encompasses the financing of residential and commercial construction projects.

(5)	Consumer Lending. Loans in this category are generally either unsecured or secured by personal assets, such as automobiles, and the average loan size is generally small.

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and electronic banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2018.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, fintech companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms. Some of these competitors are much larger by total assets and capitalization, and have greater access to capital markets.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 74% of our loan portfolio at December 31, 2018 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2018, other wholly-owned subsidiaries include: CPB Capital Trust II; CPB Statutory Trust III; CPB Capital Trust IV; and CPB Statutory Trust V. CPB Capital Trust II and CPB Statutory Trust III were terminated in January 2019.

As of December 31, 2018, Central Pacific Bank does not have any wholly-owned subsidiaries. Central Pacific Bank owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. Pacific Access Mortgage, LLC and One Hawaii HomeLoans, LLC were terminated in 2017, and final payment of taxes and distributions to members were made in 2018.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of new capital rules ("New Capital Rules") and the so called Volcker Rule which restricts certain proprietary trading and investment activities, on February 3, 2017 the President of the United States issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries around the following principles.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"), which among other items, reduced the corporate federal income tax rate from 35% to 21% and changed or limited certain tax deductions effective January 1, 2018. In response to the enactment of Tax Reform, in December 2017, the Company paid special, one-time bonuses to all employees with the exception of executives on its managing committee. Secondly, the Company raised its minimum starting pay rate and increased the pay rate above the minimum rate for certain positions twice during the year, effective January 1, 2018 and December 1, 2018. Additionally, the Company increased its quarterly cash dividend payable in March 2018 and June 2018 to $0.19 and $0.21 per common share, respectively, and reiterated its intent to maintain a dividend payout ratio comparable to its peers. Finally, the Company plans to evaluate additional opportunities to utilize the savings from the reduced corporate income tax rate.

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

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd—Frank Act and to implement the Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the bank. Management believes that, as of December 31, 2018, the Company and the bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect. If the Company were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, would increase.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed "well capitalized," a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively.

The following are among the new capital rules that were phased-in beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4% to 6% of risk-weighted assets;

•	a new category and a required 4.5% of risk-weighted assets ratio is established for common equity Tier 1 ("CET1") as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4%;

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

•
an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule was phased in over four years beginning in 2016 at the rate of 0.625% of risk-weighted assets (1.25% in 2017, 1.875% in 2018 and 2.5% in 2019) and must be met to avoid limitations on the ability of the bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule results in the following minimum ratios to be considered well capitalized: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7%, and (iii) a total capital ratio of 10.5%. At December 31, 2018, the respective capital ratios of the Company and the bank exceeded the minimum percentage requirements to be deemed "well-capitalized" for regulatory purposes. - See the "Capital Resources" section in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

While the New Capital Rules set higher regulatory capital standards for the Company and the bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements which could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the bank held no investment positions at December 31, 2018 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, they did not require any material changes in our operations or business.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.

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

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity stating that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2018, the bank’s construction, land development, and other land and total CRE loans represented 13.6% and 225.2% of its capital, respectively.

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

Employees

At December 31, 2018, we employed 844 persons, 773 on a full-time basis and 71 on a part-time basis. We are not a party to any collective bargaining agreement.

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

The performance of our real estate loans depends on a number of factors, including the continued improvement of the real estate markets in which we operate. As we have previously seen in the Hawaii and California construction and real estate markets, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

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

For eight consecutive years from 2011 through 2018, we recorded a credit to the provision for loan and lease losses. Under typical stable portfolio and market conditions, we would generally record a provision for loan and leases losses when there is growth in our loan portfolio. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for loan and lease losses, due to any number of factors, including but not limited to, the inherent risk in our existing loan portfolio resulting from our high concentration of loans collateralized by real estate. If that were to occur, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income.

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 74% of our loan portfolio as of December 31, 2018 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

The Financial Accounting Standards Board (the "FASB") has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or ("CECL"), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan and lease losses. This will change the current method of providing allowances for loan and lease losses that are probable, which may require us to increase our allowance for loan and lease losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan and lease losses. A significant amount of time and resources may be needed in order to implement CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

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

Our commercial, financial and agricultural loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.

Our loan portfolio includes commercial, financial and agricultural loans and commercial real estate loans, which are secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Commercial, financial and agricultural and commercial real estate loans carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers.

Accordingly, charge-offs on commercial, financial and agricultural and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. In addition, these loans expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate project and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

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

We may incur future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold in the secondary market.

In connection with the sale of mortgage loans into the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. A substantial decline in residential real estate values in the markets in which we originated such loans could increase the risk of such consequences. While we currently believe our repurchase risk is low, it is possible that requests to repurchase loans could occur in the future and such requests may have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity which could affect or limit our ability to satisfy our obligations and our ability to grow profitability at the same rate. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the past turmoil faced by banking organizations and the credit markets.

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

Our line of credit with the FHLB serves as a primary outside source of liquidity. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve's primary facility under the borrower-in-custody program. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot assure you that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

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

In addition, bank regulatory authorities may bring enforcement actions against banks and bank holding companies, including CPF and the bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Enforcement actions against us could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination and our compliance costs would increase.

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

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 19.3% of our interest income in the year ended December 31, 2018, as compared to 20.7% of our interest income in the year ended December 31, 2017. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

The FRB has increased interest rates seven times over the last two years. Should the FRB continue to raise interest rates significantly and rapidly, there is potential for decreased demand for our loan products, an increase in our cost of funds, and curtailment of the current economic recovery.

Changes in FRB policies and our regulatory environment are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans and debt with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change our market risk profile, and require changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We rely on dividends from our subsidiary for most of our revenue.

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues and our liquidity.

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2018, the bank had Statutory Retained Earnings of $46.6 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, we may fail to anticipate or adequately mitigate breaches of security that could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our President, our Chief Financial Officer, our Chief Information Officer, our Chief Credit Officer, and certain other employees.

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

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements. Frequent or rapid changes in procedures, methodologies, systems, personnel and technology exacerbate the challenge of developing and maintaining a system of internal controls and can increase the cost and level of effort to develop and maintain such systems.

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

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2018, we had $70.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.4 million. We also had short-term FHLB borrowings of $197.0 million and long-term FHLB borrowings of $50.0 million as of December 31, 2018. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2018. Last year, we submitted to the NYSE on May 1, 2018 our annual CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company's annual meeting of shareholders, which is scheduled for April 26, 2019.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to a portion of the land on which our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2018, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2013 and ending December 31, 2018. The graph assumes the investment of $100 on December 31, 2013.

Indexed Total Annual Return
(as of December 31, 2018)

	December 31,
Index	2013	2014	2015	2016	2017	2018
Central Pacific Financial Corp.	$100.00	$109.14	$115.84	$169.41	$164.51	$138.20
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P 600 Commercial Bank Index	100.00	103.08	110.82	158.20	160.85	144.30

As of January 31, 2019, there were 3,451 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

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

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities were not current. Our obligations on our outstanding trust preferred securities are current as of December 31, 2018.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2018, the bank had Statutory Retained Earnings of $46.6 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

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

During the quarter ended December 31, 2018, 305,867 shares of common stock, at a cost of $8.1 million, excluding fees and expenses, were repurchased under the Repurchase Plan. A total of $20.7 million remained available for repurchase under the Repurchase Plan at December 31, 2018. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	111,367	$25.99	111,367	—	$2,894,887	$25,834,354
November 1-30	94,000	27.70	94,000	—	2,603,545	23,230,809
December 1-31	100,500	25.50	100,500	—	2,562,293	20,668,516
Total	305,867	26.35	305,867	—	$8,060,725	20,668,516

During the entire year of 2018, 1,155,157 shares of common stock, at a cost of $32.8 million or an average cost per share of $28.42, were repurchased under the Repurchase Plan.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2018. This information is not necessarily indicative of results of future operations and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes contained in "Part II, Item 8. Financial Statements and Supplementary Data." Significant items affecting the comparability of the information presented in this table follows this presentation.

	Year Ended December 31,
Selected Financial Data	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$198,294	$182,562	$167,139	$156,035	$149,809
Total interest expense	25,296	14,859	9,189	6,507	6,391
Net interest income	172,998	167,703	157,950	149,528	143,418
Provision (credit) for loan and lease losses	(1,124)	(2,674)	(5,517)	(15,671)	(6,414)
Net interest income after provision for loan and lease losses	174,122	170,377	163,467	165,199	149,832
Other operating income	38,804	36,496	42,316	34,799	41,166
Other operating expense (1)	134,682	131,073	132,518	125,964	128,793
Income before income taxes	78,244	75,800	73,265	74,034	62,205
Income tax expense (1)	18,758	34,596	26,273	28,166	21,752
Net income	59,486	41,204	46,992	45,868	40,453

Balance Sheet Data (as of Year-End):
Interest-bearing deposits in other banks	$21,617	$6,975	$9,069	$8,397	$13,691
Investment securities (2)	1,354,812	1,496,644	1,461,515	1,520,172	1,467,305
Loans and leases	4,078,366	3,770,615	3,524,890	3,211,532	2,932,198
Allowance for loan and lease losses	47,916	50,001	56,631	63,314	74,040
Mortgage servicing rights	15,596	15,843	15,779	17,797	19,668
Core deposit premium	—	2,006	4,680	7,355	10,029
Total assets	5,807,026	5,623,708	5,384,236	5,131,288	4,852,987
Core deposits (3)	4,015,942	3,991,234	3,713,567	3,582,178	3,306,133
Total deposits	4,946,490	4,956,354	4,608,201	4,433,439	4,110,300
Long-term debt	122,166	92,785	92,785	92,785	92,785
Total shareholders’ equity	491,725	500,011	504,650	494,614	568,041

Per Share Data:
Basic earnings per common share	$2.02	$1.36	$1.52	$1.42	$1.08
Diluted earnings per common share	2.01	1.34	1.50	1.40	1.07
Cash dividends declared per common share	0.82	0.70	0.60	0.82	0.36
Book value per common share	16.97	16.65	16.39	16.06	16.12
Diluted weighted average shares outstanding (in thousands)	29,610	30,638	31,225	32,651	37,937

Financial Ratios:
Return on average assets	1.05%	0.75%	0.90%	0.92%	0.85%
Return on average shareholders’ equity	12.22	8.03	9.16	8.91	6.80
Net income to average tangible shareholders’ equity	12.24	8.08	9.27	9.06	6.93
Average shareholders’ equity to average assets	8.56	9.32	9.78	10.37	12.50
Dividend payout ratio	40.80	52.24	40.00	58.57	33.64
Efficiency ratio (1)	63.59	64.19	66.17	68.34	69.77
Net interest margin (4)	3.22	3.28	3.27	3.30	3.32

Regulatory Capital Ratios:
Leverage capital	9.9%	10.4%	10.6%	10.7%	12.0%
Tier 1 risk-based capital	13.5	14.7	14.2	14.4	17.0
Total risk-based capital	14.7	15.9	15.5	15.7	18.2
CET1 risk-based capital	11.9	12.4	12.3	12.8	N/A

	Year Ended December 31,
Selected Financial Data	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Asset Quality:
Net loan charge-offs (recoveries) to average loans and leases	0.02%	0.11%	0.03%	(0.16)%	0.12%
Nonaccrual loans to total loans and leases (5)	0.06	0.07	0.24	0.44	1.33
Allowance for loan and lease losses to total loans and leases	1.17	1.33	1.61	1.97	2.53
Allowance for loan and lease losses to nonaccrual loans (5)	2,062.68	1,801.84	674.50	443.75	189.42

(1)
The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  Our efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income). Prior period other operating expense, income tax expense and efficiency ratio have been revised to conform to current period, which reflects reclassifications related to the change in accounting policy for our investments in low-income housing tax credit partnerships referred to in Note 1 - Summary of Significant Accounting Policies. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Table 5 - Reconciliation of Efficiency Ratio.

(2)	Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(3)	Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(4)	Computed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the year ended December 31, 2018 and 35% for the previous years.

(5)	Nonaccrual loans exclude nonaccrual loans-held-for-sale, if any.

Five Year Performance Comparison

Significant items affecting the comparability of the five years' performance include:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Provision (credit) for loan and lease losses	$(1,124)	$(2,674)	$(5,517)	$(15,671)	$(6,414)

Other operating income:
Mortgage banking income	7,315	6,962	8,069	7,254	8,980
Gain on sale of premises and equipment	—	—	3,537	—	—
Investment securities gains (losses)	(279)	(1,410)	—	(1,866)	240

Other operating expense:
Share-based compensation (included in salaries and employee benefits)	3,787	3,266	3,094	4,181	6,101
Pension obligation settlement (included in salaries and employee benefits)	—	—	3,848	—	—
One-time reversal of an accrual for a former executive's retirement benefits that will not be paid (included in salaries and employee benefits)	—	—	—	(2,400)	—
Foreclosed asset expense	574	151	152	486	1,710
Charitable contributions (included in other)	635	593	660	2,559	565
FDIC insurance premium (included in other)	1,732	1,724	2,052	2,706	2,848
Provision (credit) for residential mortgage loan repurchase losses (included in other)	150	209	(387)	(1,352)	467
Branch consolidation and relocation costs (included in other)	—	—	737	—	1,336

Income tax expense (benefit)	18,758	34,596	26,273	28,166	21,752

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, financial and agricultural, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well and residential mortgage, home equity and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

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

Executive Overview

In 2018 we continued to achieve key objectives for the Company.

•	We recorded our eighth consecutive profitable year in 2018 with net income of $59.5 million, or $2.01 per diluted common share.

•
We recorded increases in our return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 1.05% and 12.22%, respectively, in 2018, compared to ROA and ROE ratios of 0.75% and 8.03%, respectively, in 2017.

•	We saw continued improvement in our asset quality as our nonperforming assets declined by $0.9 million to $2.7 million at December 31, 2018 from $3.6 million at December 31, 2017.

•
As a result of the continued improvement in our credit risk profile and charge-off history, we were able to further reduce our allowance for loan and lease losses (the "Allowance"), which again resulted in a positive impact to earnings. Our total provision for loan and lease losses (the "Provision") was a credit of $1.1 million, compared to a credit of $2.7 million in 2017.

•
With the healthy market conditions in Hawaii, together with our efforts to expand and strengthen customer relationships, we realized strong loan growth of $307.8 million, or 8.2%, as well as core deposit growth of $24.7 million, or 0.6% in 2018.

•
Our capital position remained strong, supported by eight consecutive years of profitability and the improvements in our asset quality. With consistent profitability, we were able to increase our regular cash dividends paid from $0.70 per share in 2017 to $0.82 per share in 2018.

•
In 2018, our strong capital position and consistent profitability also allowed us to execute on our stock repurchase program and repurchase 1,155,157 shares, or approximately 3.8% of outstanding shares as of December 31, 2017.

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

Following the solid performances of our leading economic indicators in 2017, Hawaii's general economic conditions continued to improve but at a slower pace in 2018. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the seventh consecutive year, Hawaii's strong visitor industry broke records in several key categories, including visitor arrivals and visitor spending. According to the Hawaii Tourism Authority ("HTA"), approximately 10.0 million total visitors arrived in the state in 2018. This was an increase of 5.9% from the previous record high of 9.4 million visitor arrivals in 2017. The HTA also reported that total spending by visitors increased to $17.82 billion in 2018, an increase of 6.8%, from the previous record high of $16.68 billion in 2017. According to the Hawaii Department of Business Economic Development and Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase by 1.8% and 4.2% in 2019, respectively.

The Department of Business, Economic Development and Tourism ("DBEDT") reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2018. DBEDT is expected to report real personal income and real gross state product growth of approximately 1.6% and 1.0%, respectively, for 2018 and projects a growth rate of 1.7% and 1.2%, respectively, for 2019.

Hawaii's labor market continues to be among the best in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate in December 2018, which was 2.5%, compared to 2.1% in December 2017. Hawaii's unemployment rate in December 2018 of 2.5%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 3.9%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 2.5% in 2019.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii remained strong in 2018. The Oahu real estate market closed out 2018 with its eighth-straight year of appreciation, however, the number of sales for the year dropped. According to the Honolulu Board of Realtors, the median price for a single-family home on Oahu reached an all-time high of $812,500 in the month of September 2018. The median resale price for the year ended December 31, 2018 for single-family homes on Oahu was $790,000, representing an increase of 4.6% from the median resale price of $755,000 for the year ended December 31, 2017. The median resale price for condominiums on Oahu was $420,000 for the year ended December 31, 2018, representing an increase of 3.7% from the median resale price of $405,000 for the year ended December 31, 2017. Oahu unit sales volume, however, decreased by 7.7% for single-family homes and decreased by 2.5% for condominiums in 2018 from 2017. We believe the Hawaii real estate market will continue to remain strong in 2019, however, there can be no assurance that this will occur.

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

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range. During 2017, the Federal Reserve increased the Federal Funds range three times, each time by 25 basis points, to 1.25%-1.50% as of December 31, 2017. During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018.

As the Federal Reserve increases the Federal Funds range, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities.

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

Allowance for Loan and Lease Losses

The Allowance is management's estimate of incurred credit losses inherent in our loan and lease portfolio at the balance sheet date. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses incurred in our loan and lease portfolio.

The Company's approach to developing the Allowance has three basic elements. These elements include specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of December 31, 2018 and December 31, 2017.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The methodology segments the portfolio generally by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. In the third quarter of 2018, another segment was broken out for multifamily commercial real estate loans. This results in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of December 31, 2018, the look back period was nine years.

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

Overview of Results of Operations

2018 vs. 2017 Comparison

In 2018, we recognized net income of $59.5 million, or $2.01 per diluted common share, compared to net income of $41.2 million, or $1.34 per diluted common share, in 2017.

The significant increase in net income and diluted earnings per share was primarily due to lower income tax expense of $15.8 million, primarily attributable to federal tax legislation. On December 22, 2017, the U.S. government enacted comprehensive tax legislation H.R.1., commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"), which among other items, reduced the corporate federal income tax rate from 35% to 21% and changed or limited certain tax deductions effective January 1, 2018. The Company's net deferred tax assets ("DTA") represent expected corporate tax benefits anticipated to be realized in the future. The reduction in the corporate federal income tax rate reduced these benefits. Based on the Company's evaluation of the estimated impact of Tax Reform on its DTA, the Company recorded a one-time, non-cash estimated charge of $7.4 million of additional income tax expense in December 2017. In the first quarter of 2018, the Company recorded an income tax benefit of $0.7 million related to a refinement of the revaluation of our DTA. In the second quarter of 2018, the Company recorded an income tax benefit of $0.6 million related to a tax accounting method change strategy that allows the deduction for certain expenses to be accelerated into the 2017 tax year under the higher corporate tax rate.

We recorded a credit to the provision for loan and lease losses of $1.1 million in 2018, compared to a credit of $2.7 million in 2017.

Net interest income increased by $5.3 million from 2017 to 2018, primarily due to a significant increase in average loans and leases, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the significant increase in interest rates paid on time deposits $100,000 and over, which primarily consists of public funds.

Other operating income increased by $2.3 million from 2017 to 2018. The increase in other operating income was primarily due to net losses on sales of investment securities of $1.4 million recognized in 2017, primarily attributable to the investment portfolio repositioning completed in 2017, compared to net losses on sales of investment securities of $0.3 million recognized in 2018. In addition, in 2018 we recognized higher commissions and fees on investment services of $1.2 million (included in other service charges and fees), higher income from fiduciary activities of $0.6 million, higher mortgage banking income of $0.4 million and higher fees on foreign exchange of $0.4 million. The higher mortgage banking income was primarily due to lower amortization of mortgage servicing rights of $0.4 million. These increases were partially offset by lower income from bank-owned life insurance of $1.3 million and lower equity in earnings of unconsolidated subsidiaries of $0.4 million. The lower income from bank-owned life insurance was primarily attributable to death benefit income of $1.1 million recognized in 2017 compared to $0.5 million recognized in 2018, combined with the decline in the stock market in 2018.

Other operating expense increased by $3.6 million, primarily due to the increase in salaries and employee benefits of $3.1 million, higher ATM and debit card expenses of $0.7 million, higher computer software expense of $0.6 million and higher equipment expense of $0.5 million. The increase in salaries and employee benefits was primarily attributable to increases in the Company's starting pay rate effective January 1, 2018, combined with merit salary increases effective in the second quarter of 2018. During the fourth quarter of 2018, the Company increased its starting pay rate for the second time in a year, effective December 1, 2018. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, lower entertainment and promotions expense of $0.6 million and a credit to the reserve for unfunded commitments of $0.4 million (included in other).

Our ROA and ROE for 2018 was 1.05% and 12.22%, respectively, compared to 0.75% and 8.03%, respectively, in 2017. Our ROA and ROE in 2017 was negatively impacted by the aforementioned one-time non-cash charge of $7.4 million to income tax expense related to the estimated impact of Tax Reform on our DTA.

2017 vs. 2016 Comparison

In 2017, we recognized net income of $41.2 million, or $1.34 per diluted common share, compared to net income of $47.0 million, or $1.50 per diluted common share, in 2016.

We recorded a credit to the provision for loan and lease losses of $2.7 million in 2017, compared to a credit of $5.5 million in 2016.

Net interest income increased by $9.8 million from 2016 to 2017, primarily due to a significant increase in average loans and leases and taxable investment securities, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the significant increase in rates paid on time deposits $100,000 and over.

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

Other operating expense decreased by $1.4 million, primarily due to decreases in salaries and employee benefits of $1.2 million, net occupancy expense of $0.5 million, and decreases in FDIC insurance assessment, amortization of investments in low-income housing tax partnerships, and computer software expenses of $0.3 million each compared to 2016. In addition, the Company recorded branch consolidation and relocation costs of $0.7 million in 2016. The lower salaries and employee benefits was primarily due to lower pension expense of $4.1 million in 2017, partially offset by $0.8 million in special, one-time bonuses given to all employees, with the exception of executives on its managing committee in the fourth quarter of 2017. In the fourth quarter of 2016, the Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses. In the fourth quarter of 2016, the Company also recognized a $0.7 million charge related to the early termination of a lease (included in branch consolidated and relocation costs). These decreases were partially offset by increases in legal and professional services of $0.9 million, provision for residential mortgage loan repurchase losses of $0.6 million, entertainment and promotions of $0.6 million, and equipment expenses of $0.4 million.

Income tax expense increased by $8.3 million from 2016, primarily due the aforementioned estimated one-time, non-cash charge to income tax expense of $7.4 million due to the revaluation of the Company's net deferred tax assets resulting from the reduction in the corporate Federal income tax rate in connection with Tax Reform.

Our ROA and ROE for 2017 was 0.75% and 8.03%, respectively, compared to 0.90% and 9.16%, respectively, in 2016.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and December 31, 2016. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2018			2017			2016
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$20,104	1.81%	$365	$33,012	1.08%	$356	$13,143	0.51%	$67
Investment securities, excluding valuation allowance:
Taxable (1)	1,304,523	2.65	34,562	1,351,436	2.51	33,982	1,307,946	2.36	30,890
Tax-exempt (1)	163,610	2.86	4,678	169,318	3.52	5,960	173,062	3.53	6,116
Total investment securities	1,468,133	2.67	39,240	1,520,754	2.63	39,942	1,481,008	2.50	37,006
Loans and leases, incl. loans-held-for-sale (2)	3,898,250	4.09	159,456	3,622,033	3.98	144,224	3,385,741	3.90	132,028
Federal Home Loan Bank stock	8,990	2.40	215	7,033	1.79	126	10,534	1.70	179
Total interest-earning assets	5,395,477	3.69	199,276	5,182,832	3.56	184,648	4,890,426	3.46	169,280
Noninterest-earning assets	292,599			328,174			359,687
Total assets	$5,688,076			$5,511,006			$5,250,113

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$936,034	0.08%	$734	$901,171	0.07%	$641	$844,507	0.06%	$489
Savings and money market deposits	1,494,658	0.13	2,000	1,449,379	0.08	1,099	1,406,754	0.07	1,043
Time deposits under $100,000	177,936	0.51	910	188,951	0.40	758	204,940	0.38	770
Time deposits $100,000 and over	1,016,643	1.56	15,860	984,069	0.88	8,699	879,989	0.38	3,304
Total interest-bearing deposits	3,625,271	0.54	19,504	3,523,570	0.32	11,197	3,336,190	0.17	5,606
Federal Home Loan Bank advances and other short-term borrowings	50,630	2.44	1,236	15,531	1.18	183	110,928	0.52	578
Long-term debt	97,746	4.66	4,556	92,785	3.75	3,479	92,785	3.24	3,005
Total interest-bearing liabilities	3,773,647	0.67	25,296	3,631,886	0.41	14,859	3,539,903	0.26	9,189
Noninterest-bearing deposits	1,385,427			1,325,583			1,156,906
Other liabilities	42,157			40,097			40,029
Total liabilities	5,201,231			4,997,566			4,736,838
Shareholders' equity	486,841			513,416			513,255
Non-controlling interest	4			24			20
Total equity	486,845			513,440			513,275
Total liabilities and equity	$5,688,076			$5,511,006			$5,250,113

Net interest income			$173,980			$169,789			$160,091

Interest rate spread		3.02%			3.15%			3.20%

Net interest margin		3.22%			3.28%			3.27%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets
Interest-bearing deposits in other financial institutions	$(156)	$165	$9	$101	$188	$289
Investment securities, excluding valuation allowance:
Taxable	(1,054)	1,634	580	1,039	2,053	3,092
Tax-exempt	(201)	(1,081)	(1,282)	(138)	(18)	(156)
Total investment securities	(1,255)	553	(702)	901	2,035	2,936
Loans and leases, incl. loans-held-for-sale	10,958	4,274	15,232	9,278	2,918	12,196
Federal Home Loan Bank stock	35	54	89	(59)	6	(53)
Total interest-earning assets	9,582	5,046	14,628	10,221	5,147	15,368

Interest-bearing liabilities
Interest-bearing demand deposits	19	74	93	42	110	152
Savings and money market deposits	41	860	901	10	46	56
Time deposits under $100,000	(44)	196	152	(32)	20	(12)
Time deposits $100,000 and over	285	6,876	7,161	402	4,993	5,395
Total interest-bearing deposits	301	8,006	8,307	422	5,169	5,591
Federal Home Loan Bank advances and other short-term borrowings	414	639	1,053	(499)	104	(395)
Long-term debt	186	891	1,077	—	474	474
Total interest-bearing liabilities	901	9,536	10,437	(77)	5,747	5,670

Net interest income	$8,681	$(4,490)	$4,191	$10,298	$(600)	$9,698

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $174.0 million in 2018, which increased by $4.2 million, or 2.5%, from $169.8 million in 2017, which increased by $9.7 million, or 6.1%, from net interest income of $160.1 million recognized in 2016. The increase in net interest income for 2018 was primarily the result of a significant increase in average loans and leases as we continued to redeploy our excess liquidity into higher yielding assets, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the 68 basis points ("bp") increase in interest rates paid on time deposits $100,000 and over, primarily attributable to the increase in rates paid on government time deposits. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in Federal Funds rates. The increase was also partially offset by a lower tax-equivalent adjustment on the tax-exempt investment securities portfolio due to Tax Reform.

Average yields earned on our interest-earning assets increased by 13 bp in the year ended December 31, 2018, from the year ended December 31, 2017. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2018 increased by 26 bp from the year ended December 31, 2017. The increase in average rates paid on our interest-bearing liabilities in 2018 was primarily attributable to the 68 bp increase in average rates paid on our time deposits $100,000 and over.

In the second quarter of 2017, we completed an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. In connection with the repositioning, we sold $97.7 million in lower-yielding available-for-sale securities, and purchased $97.4 million in higher-yielding, longer duration investment securities. The investment securities sold had an average yield of 1.91% and a weighted average life of 3.3 years. Gross proceeds of the sale of $96.0 million were immediately reinvested back into investment securities with an average yield of 2.57% and a weighted average life of 4.6 years. The new securities were classified in the available-for-sale portfolio. There were no gross realized gains on the sale of the investment securities. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 80.0%, 78.1%, and 78.0% of taxable-equivalent interest income in 2018, 2017 and 2016, respectively, as well as interest earned on investment securities, which represented 19.7%, 21.6%, and 21.9% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $199.3 million in 2018 increased by $14.6 million, or 7.9%, from the $184.6 million earned in 2017, which increased by $15.4 million, or 9.1%, from the $169.3 million earned in 2016.

As depicted in Table 2, the increase in interest income in 2018 from 2017 was primarily due to a significant increase in average loans and leases and taxable investment securities balances, combined with higher yields earned on the loans and leases and taxable investment securities portfolios. The $276.2 million increase in average loans and leases contributed to an increase of $11.0 million in current year interest income. The 11 bp and 14 bp increases in average yields earned on the loans and leases and taxable investment securities portfolios contributed to increases of $4.3 million and $1.6 million in current year interest income, respectively. These positive variances were partially offset by the $46.9 million decrease in average taxable investment securities which contributed to a decrease $1.1 million in current year interest income, combined with a $1.0 million lower taxable-equivalent adjustment on tax-exempt investment securities due to the reduction in the corporate federal income tax rate from 35% to 21% due to Tax Reform.

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

Interest Expense

In 2018, interest expense was $25.3 million which represented an increase of $10.4 million, or 70.2%, compared to interest expense of $14.9 million in 2017, which was an increase of $5.7 million, or 61.7%, compared to $9.2 million in 2016.

In 2018, the increase in the average rates paid on time deposits $100,000 and over of 68 bp, long-term debt of 91 bp, and Federal Home Loan Bank advances and other short-term borrowings of 126 bp contributed to the increase in interest expense in 2018 from 2017 of $6.9 million, $0.9 million, and $0.6 million, respectively.

In 2017, the increase in the average rates paid on time deposits $100,000 and over of 50 bp, long-term debt of 51 bp, and Federal Home Loan Bank advances and other short-term borrowings of 66 bp contributed to the increase in interest expense in 2017 from 2016 of $5.0 million, $0.5 million, and $0.1 million, respectively.

Net Interest Margin

Our net interest margin was 3.22%, 3.28% and 3.27% in 2018, 2017 and 2016, respectively. As part of Tax Reform, the U.S. corporate federal income tax rate decreased from 35% to 21% for the year beginning January 1, 2018. The lower tax rate resulted in the reduction of the taxable-equivalent yield on tax-exempt investment securities, which reduced net interest margin by approximately 2 bp in 2018. The decline in our net interest margin in 2018 from 2017 also reflected the 68 bp, 91 bp, and 126 bp increases in average rates paid on time deposits $100,000 and over, long-term debt, and Federal Home Loan Bank advances and other short-term borrowings, respectively.

The increase in our net interest margin in 2017 from 2016 reflected the 8 bp and 15 bp increases in average yields earned on the loans and leases and taxable investment securities portfolios, respectively, partially offset by a 50 bp increase in average rates paid on time deposits $100,000 and over.

The historically low interest rate environment that we continue to operate in is the result of the target Federal Funds range of 0%-0.25% initially set by the Federal Reserve in the fourth quarter of 2008 and other economic policies implemented by the FRB, which continued through the third quarter of 2015. In 2015 and 2016, the Federal Reserve increased the target Federal

Funds range by 25 bp each year based on the improvement in labor market conditions and positive economic outlook. Citing improvement in labor market conditions, a move toward more stable prices, and a positive economic outlook, the Federal Reserve increased the target Federal Funds range three times in 2017, each by 25 bp to 1.25%-1.50% as of December 31, 2017. Furthermore, the Federal Reserve announced their intent to remove monetary policy accommodation through the gradual unwind of their balance sheet that grew following the recession through their quantitative easing programs.

In December 2018, the Federal Reserve raised the target Federal Funds range by 25 bp for the fourth time in 2018, to 2.25%-2.50%.

In light of global economic and financial developments and muted inflation pressures, the Federal Reserve indicated it will be patient as it determines what future adjustments to the target Federal Funds rate may be appropriate.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2018	2017	2018	2017
(Dollars in thousands)	2018	2017	2016	to 2017	to 2016	to 2017	to 2016
Mortgage banking income:
Loan servicing fees	$5,159	$5,337	$5,421	$(178)	$(84)	(3.3)%	(1.5)%
Amortization of mortgage servicing rights	(1,859)	(2,288)	(5,066)	429	2,778	(18.8)	(54.8)
Net gain on sale of residential mortgage loans	4,085	4,069	7,631	16	(3,562)	0.4	(46.7)
Unrealized gain (loss) on interest rate locks	(70)	(156)	83	86	(239)	(55.1)	(288.0)
Service charges on deposit accounts	8,406	8,468	7,891	(62)	577	(0.7)	7.3
Other service charges and fees	13,123	11,518	11,449	1,605	69	13.9	0.6
Income from fiduciary activities	4,245	3,674	3,435	571	239	15.5	7.0
Income from bank-owned life insurance	2,117	3,388	2,685	(1,271)	703	(37.5)	26.2
Net gain on sales of foreclosed assets	—	205	607	(205)	(402)	(100.0)	(66.2)
Gain on sale of premises and equipment	—	—	3,537	—	(3,537)	N.M.	(100.0)
Equity in earnings of unconsolidated subsidiaries	233	602	723	(369)	(121)	(61.3)	(16.7)
Fees on foreign exchange	905	529	519	376	10	71.1	1.9
Loan placement fees	747	536	494	211	42	39.4	8.5
Net losses on sales of investment securities	(279)	(1,410)	—	1,131	(1,410)	(80.2)	N.M.
Other:
Income recovered on nonaccrual loans previously charged-off	720	767	1,325	(47)	(558)	(6.1)	(42.1)
Other recoveries	221	149	313	72	(164)	48.3	(52.4)
Commissions on sale of checks	328	341	340	(13)	1	(3.8)	0.3
Other	723	767	929	(44)	(162)	(5.7)	(17.4)
Total other operating income	$38,804	$36,496	$42,316	$2,308	$(5,820)	6.3	(13.8)

Total other operating income as a percentage of average assets	0.68%	0.66%	0.81%

Total other operating income of $38.8 million in 2018 increased by $2.3 million, or 6.3%, from the $36.5 million earned in 2017, which decreased by $5.8 million, or 13.8%, from the $42.3 million earned in 2016.

The increase in other operating income in 2018 from 2017 was primarily due to net losses on sales of investment securities of $1.4 million recognized in 2017, primarily attributable to the investment portfolio repositioning completed in 2017, compared to net losses on sales of investment securities of $0.3 million recognized in 2018. In addition, in 2018 we recognized higher commissions and fees on investment services of $1.2 million (included in other service charges and fees), higher income from fiduciary activities of $0.6 million, higher mortgage banking income of $0.4 million and higher fees on foreign exchange of $0.4 million. The higher mortgage banking income was primarily due to lower amortization of mortgage servicing rights of $0.4 million. These increases were partially offset by lower income from bank-owned life insurance of $1.3 million and lower equity in earnings of unconsolidated subsidiaries of $0.4 million. The lower income from bank-owned life insurance was primarily attributable to death benefit income of $1.1 million recognized in 2017 compared to $0.5 million recognized in 2018, combined with volatility in the equity markets in 2018.

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

Other Operating Expense

As discussed in Note 1 - Summary of Significant Accounting Policies, during the fourth quarter of 2018, we voluntarily changed our accounting policy for investments in low income housing tax credit ("LIHTC") partnerships from the cost method to the proportional amortization method using the practical expedient available under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 323, "Investments - Equity Method and Joint Ventures", which permits an investor to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor. We believe the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits and is consistent with the accounting method used by most financial institutions that have disclosed their accounting policies for investments in LIHTC partnerships. In addition to a change in the timing of the recognition of amortization of investments in LIHTC partnerships, amortization expense is now reflected in the income tax expense line, which provides users a better understanding of the nature of the returns of such investments, instead of in other operating expenses on the consolidated statements of income. The change did not impact net income, the consolidated balance sheets and the consolidated statements of cash flows. As a result of this accounting policy change, other operating expenses on our consolidated statements of income were retrospectively adjusted for prior periods.

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2018	2017	2018	2017
(Dollars in thousands)	2018	2017	2016	to 2017	to 2016	to 2017	to 2016
Salaries and employee benefits	$75,352	$72,286	$73,500	$3,066	$(1,214)	4.2%	(1.7)%
Net occupancy	13,763	13,571	14,065	192	(494)	1.4	(3.5)
Legal and professional services	7,330	7,724	6,856	(394)	868	(5.1)	12.7
Computer software expense	9,841	9,192	9,475	649	(283)	7.1	(3.0)
Amortization of core deposit premium	2,006	2,674	2,675	(668)	(1)	(25.0)	—
Communication expense	3,410	3,659	3,694	(249)	(35)	(6.8)	(0.9)
Equipment	4,239	3,785	3,399	454	386	12.0	11.4
Advertising expense	2,675	2,408	2,401	267	7	11.1	0.3
Foreclosed asset expense	574	151	152	423	(1)	280.1	(0.7)
Other:
Charitable contributions	635	593	660	42	(67)	7.1	(10.2)
FDIC insurance assessment	1,732	1,724	2,052	8	(328)	0.5	(16.0)
Miscellaneous loan expenses	1,365	1,144	1,189	221	(45)	19.3	(3.8)
ATM and debit card expenses	2,645	1,961	1,771	684	190	34.9	10.7
Armored car expenses	822	873	879	(51)	(6)	(5.8)	(0.7)
Entertainment and promotions	1,062	1,660	1,101	(598)	559	(36.0)	50.8
Stationery and supplies	914	814	902	100	(88)	12.3	(9.8)
Directors' fees and expenses	1,040	873	827	167	46	19.1	5.6
Provision (credit) for residential mortgage loan repurchase losses	150	209	(387)	(59)	596	(28.2)	(154.0)
Reserve (credit) for unfunded loan commitments	(425)	94	141	(519)	(47)	(552.1)	(33.3)
Branch consolidation and relocation costs	—	—	737	—	(737)	N.M.	(100.0)
Other	5,552	5,678	6,429	(126)	(751)	(2.2)	(11.7)
Total other operating expense	$134,682	$131,073	$132,518	$3,609	$(1,445)	2.8	(1.1)

Total other operating expense as a percentage of average assets	2.37%	2.38%	2.52%

Total other operating expense of $134.7 million in 2018 increased by $3.6 million, or 2.8%, from total operating expense of $131.1 million in 2017, which decreased by $1.4 million, or 1.1%, compared to 2016.

The increase in total other operating expense in 2018, compared to 2017, was primarily due to the increase in salaries and employee benefits of $3.1 million, higher ATM and debit card expenses of $0.7 million, higher computer software expense of $0.6 million and higher equipment expense of $0.5 million. The increase in salaries and employee benefits was primarily attributable to increases in the Company's starting pay rate effective January 1, 2018, combined with merit salary increases effective in the second quarter of 2018. During the fourth quarter of 2018, the Company increased its starting pay rate for the second time in a year, effective December 1, 2018. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, lower entertainment and promotions expense of $0.6 million and a credit to the reserve for unfunded commitments of $0.4 million (included in other) in 2018, compared to an increase to the reserve for unfunded commitments of $0.1 million (included in other) in 2017.

The decrease in total other operating expense in 2017, compared to 2016, was primarily due to lower salaries and employee benefits of $1.2 million, lower branch consolidation and relocation costs of $0.7 million, lower net occupancy expense of $0.5 million, and lower FDIC insurance assessment, and computer software expenses of $0.3 million each. The lower salaries and employee benefits are primarily due to lower pension expense in 2017 of $4.1 million, partially offset by merit increases and $0.8 million in special, one-time bonuses given to all employees, with the exception of executives on its managing committee, in the fourth quarter of 2017. In the fourth quarter of 2016, the Company executed a defined benefit pension plan de-risking strategy whereby the Company purchased non-participating annuity contracts to settle the pension obligation for a portion of its plan participants. This resulted in the immediate recognition of $3.8 million in net actuarial losses. In the fourth quarter of 2016, the Company also recognized a $0.7 million charge related to the early termination of a lease (included in branch consolidation and relocation costs). These decreases were partially offset by increases in legal and professional services of $0.9 million, provision for residential mortgage repurchase loan losses of $0.6 million, entertainment and promotions of $0.6 million, and equipment expenses of $0.4 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total other operating expenses by total revenue (net interest income plus other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio decreased to 63.59% in 2018, compared to 64.19% in 2017 and 66.17% in 2016. The decrease in our efficiency ratio in 2018 was primarily driven by the aforementioned increases in net interest income and other operating income, partially offset by an increase in other operating expenses.

As previously discussed, the amortization of investments in LIHTC partnerships has been reclassified from other operating expense and is now included in income tax expense in the consolidated statements of income, which provides users a better understanding of the nature of the returns of such investments. The efficiency ratio in prior periods have been adjusted retrospectively to reflect this change.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of amortization of investments in LIHTC partnerships in the consolidated statements of income:

Table 5. Reconciliation of Efficiency Ratio

	Year Ended December 31, 2018
	2018	2017	2016	2015	2014
	(Dollars in thousands)
As Reclassified:
Total other operating expenses	$134,682	$131,073	$132,518	$125,964	$128,793

Net interest income	172,998	167,703	157,950	$149,528	$143,418
Total other operating income	38,804	36,496	42,316	34,799	41,166
Total revenue	$211,802	$204,199	$200,266	$184,327	$184,584

Efficiency ratio	63.59%	64.19%	66.17%	68.34%	69.77%

Unadjusted:
Total other operating expenses	$135,687	$131,817	$133,563	$127,042	$130,156

Net interest income	$172,998	$167,703	$157,950	$149,528	$143,418
Total other operating income	38,804	36,496	42,316	34,799	41,166
Total revenue	$211,802	$204,199	$200,266	$184,327	$184,584

Efficiency ratio	64.06%	64.55%	66.69%	68.92%	70.51%

Impact of Change:
Total operating expenses	$(1,005)	$(744)	$(1,045)	$(1,078)	$(1,363)

Net interest income	—	—	—	$—	$—
Total other operating income	—	—	—	—	—
Total revenue	$—	$—	$—	$—	$—

Efficiency ratio	(0.47)%	(0.36)%	(0.52)%	(0.58)%	(0.74)%

Income Taxes

In 2018, the Company recorded income tax expense of $18.8 million, compared to $34.6 million in 2017, and $26.3 million in 2016. Our effective tax rate was 24.0% in 2018 compared to 45.6% in 2017 and 35.9% in 2016. The decreases in income tax expense and the effective tax rate in 2018 from 2017 were primarily due to the reduction in the corporate federal income tax rate due to Tax Reform. In addition and as previously discussed, based on the Company's evaluation of the impact of Tax Reform on its DTA, the Company recorded a one-time, non-cash estimated charge of $7.4 million of additional income tax expense in December 2017 to reflect the reduction of the future tax benefits and liabilities in the balance sheet based on this reduced rate. In 2018, the Company recorded an income tax benefit of $1.5 million related to the finalization of the impact of Tax Reform, which also included the impact of a tax method change for software development and prepaid expenses that was filed in 2018.

As of December 31, 2018, the valuation allowance on our net DTA totaled $3.5 million, of which $3.3 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on the Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of this valuation allowance, the Company's net DTA totaled $21.5 million as of December 31, 2018, compared to a net DTA of $26.5 million as of December 31, 2017, and is included in other assets on our consolidated balance sheets.

As discussed in Note 1 - Summary of Significant Accounting Policies, the amortization expense related to our investments in LIHTC partnerships has been reclassified from other operating expense and is now included in income tax expense. Income tax expense and the Company's effective tax rate in prior periods have been retrospectively adjusted to reflect this change.

Financial Condition

Total assets of $5.81 billion at December 31, 2018 increased by $183.3 million, or 3.3%, from the $5.62 billion at December 31, 2017, and total liabilities of $5.32 billion at December 31, 2018 increased by $191.6 million, or 3.7%, from the $5.12 billion at December 31, 2017. The increase in total assets and total liabilities in 2018 was primarily due to our strong loan growth, funded by the proceeds from maturities of our available-for-sale investment securities portfolio, increase in core deposits, and additional short-term borrowings and long-term debt.

Loan Portfolio

Our lending activities are focused on commercial, financial and agricultural loans, commercial mortgages, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgages, home equity and consumer loans to local home-buyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers organized by geographical and industry lines who are responsible for client prospecting and business development.

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

Loans and leases totaled $4.08 billion at December 31, 2018, which increased by $307.8 million, or 8.2%, from the $3.77 billion at December 31, 2017, which increased by $245.7 million, or 7.0%, from the $3.52 billion held at December 31, 2016. The increase in our loan portfolio in 2018 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the following loan portfolios: residential mortgage of $87.0 million, or 6.5%, commercial, financial, and agricultural of $77.6 million, or 15.4%, commercial mortgage of $62.5 million, or 6.4%, home equity of $56.7 million, or 13.8%, consumer of $21.5 million, or 4.6% and construction of $2.7 million, or 4.2%. In 2018, we foreclosed on one portfolio loan with a carrying value of $40 thousand, which was sold at a small premium to book value. In addition, we recorded charge-offs of loans and leases of $10.2 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commercial, financial and agricultural	$581,660	$504,019	$510,440	$521,086	$463,763
Real estate:
Construction	66,927	64,240	101,538	84,885	114,554
Residential mortgage	1,428,205	1,341,221	1,217,234	1,134,325	1,054,005
Home equity	468,966	412,230	361,209	301,980	228,319
Commercial mortgage	1,040,278	977,797	885,439	760,749	703,273
Consumer	492,206	470,746	448,353	407,479	365,144
Leases	124	362	677	1,028	3,140
Total loans and leases	4,078,366	3,770,615	3,524,890	3,211,532	2,932,198
Allowance for loan and lease losses	(47,916)	(50,001)	(56,631)	(63,314)	(74,040)
Net loans and leases	$4,030,450	$3,720,614	$3,468,259	$3,148,218	$2,858,158

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of the dates indicated.

Table 7. Geographic Distribution

	December 31, 2018			December 31, 2017
	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$439,112	$142,548	$581,660	$400,529	$103,490	$504,019
Real estate:
Construction	64,654	2,273	66,927	61,643	2,597	64,240
Residential mortgage	1,428,205	—	1,428,205	1,341,221	—	1,341,221
Home equity	468,966	—	468,966	412,230	—	412,230
Commercial mortgage	861,086	179,192	1,040,278	807,009	170,788	977,797
Consumer	357,908	134,298	492,206	322,713	148,033	470,746
Leases	124	—	124	362	—	362
Total loans and leases	3,620,055	458,311	4,078,366	3,345,707	424,908	3,770,615
Allowance for loan and lease losses	(42,993)	(4,923)	(47,916)	(44,779)	(5,222)	(50,001)
Net loans and leases	$3,577,062	$453,388	$4,030,450	$3,300,928	$419,686	$3,720,614

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

Our commercial, financial, and agricultural loan portfolio increased by $77.6 million in 2018, after decreasing by $6.4 million and $10.6 million in 2017 and 2016, respectively. Our commercial, financial, and agricultural loan portfolio increased by $57.3 million in 2015. The increase in 2018 was primarily attributable to growth in the U.S. Mainland shared national credit balances of $39.1 million, combined with growth in the Hawaii portfolio of $38.6 million.

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

In 2018, our construction loan portfolio increased by $2.7 million. Our construction loan portfolio decreased by $37.3 million in 2017, increased by $16.7 million in 2016, and decreased by $29.7 million in 2015. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $25.2 million at December 31, 2018, compared to $27.1 million in the prior year, while remaining interest reserves was $4.0 million, or 15.7% of the outstanding principal balance of loans with interest reserves at December 31, 2018, compared to $1.3 million, or 5.0% of the outstanding principal balance of loans with interest reserves at December 31, 2017.

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

The amount, terms, and conditions of the interest reserve are established when a loan is originated, although we generally have the option to demand payment if the credit profile of the borrower changes. We evaluate the viability and appropriateness of the construction project based on the project's complexity and feasibility, the timeline, as well as the creditworthiness of the borrowers, sponsors and/or guarantors, and the value of the collateral.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Closed-end loans	$1,428,205	48.6%	$1,341,221	49.1%	$1,217,234	49.4%	$1,134,325	51.7%	$1,054,005	53.1%
Home equity line-of-credit ("HELOC")	468,966	16.0	412,230	15.1	361,209	14.7	301,980	13.7	228,319	11.5
Subtotal	1,897,171	64.6	1,753,451	64.2	1,578,443	64.1	1,436,305	65.4	1,282,324	64.6

Commercial mortgage	1,040,278	35.4	977,797	35.8	885,439	35.9	760,749	34.6	703,273	35.4
Total mortgage loans	$2,937,449	100.0%	$2,731,248	100.0%	$2,463,882	100.0%	$2,197,054	100.0%	$1,985,597	100.0%

Residential

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed-rate and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan size of approximately $0.5 million, marketable collateral and a stable Hawaii residential real estate market, credit losses on residential mortgage loans have been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2018 totaled $1.43 billion, increasing by $87.0 million, or 6.5%, from the $1.34 billion held at year-end 2017, which increased by $124.0 million, or 10.2%, from the $1.22 billion held at year-end 2016. The increase in closed-end residential mortgage loan balances in 2018 was primarily due to the reinvestment of cash flow into higher yielding assets and increased demand from both new and existing customers.

Residential mortgage loans held for sale at December 31, 2018 totaled $6.6 million, a decrease of $9.7 million, or 59.3%, from the December 31, 2017 balance of $16.3 million, which decreased by $15.5 million, or 48.8%, from the December 31, 2016 balance of $31.9 million. We did not securitize any residential mortgage loans in 2018, 2017 and 2016.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating interest rates, are underwritten according to policy and guidelines reviewed and approved by the Board of Directors. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. HELOCs are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if it was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio (DTI), and maximum combined loan-to-value ratio (CLTV). HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

HELOC balances as of December 31, 2018 totaled $469.0 million, increasing by $56.7 million, or 13.8%, from the $412.2 million held at year-end 2017, which increased by $51.0 million, or 14.1%, from the $361.2 million held at year-end 2016.

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

Commercial mortgage balances as of December 31, 2018 totaled $1.04 billion, increasing by $62.5 million, or 6.4%, from the $977.8 million held at year-end 2017, which increased by $92.4 million, or 10.4%, from the $885.4 million held at year-end 2016. The increase in commercial mortgage balances in 2018 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$284,170	57.7%	$275,793	58.6%	$212,926	47.5%	$190,202	46.7%	$150,559	41.2%
Other revolving credit plans	83,158	16.9	77,305	16.4	81,124	18.1	73,756	18.1	67,099	18.4
Student loans	8,644	1.8	14,920	3.2	25,053	5.6	38,636	9.5	57,776	15.8
Other	116,234	23.6	102,728	21.8	129,250	28.8	104,885	25.7	89,710	24.6
Total consumer	$492,206	100.0%	$470,746	100.0%	$448,353	100.0%	$407,479	100.0%	$365,144	100.0%

For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are generally either unsecured or secured by personal assets such as automobiles. The average loan size is generally small and risk is diversified among many borrowers. Our policy is to utilize credit-scoring systems for most of our consumer loans, which offer the ability to modify credit exposure based on our risk tolerance and loss experience. From time to time, we will tactically deploy funds, which are not utilized in our current short-term core lending markets, by purchasing certain consumer loan portfolios.

Consumer loans totaled $492.2 million at December 31, 2018, increasing by $21.5 million, or 4.6%, from year-end 2017 of $470.7 million, which increased by $22.4 million, or 5.0%, compared to the $448.4 million held at year-end 2016. At December 31, 2018, automobile loans, primarily indirect dealer loans, comprised 57.7% of consumer loans outstanding.

Total automobile loans of $284.2 million at December 31, 2018 increased by $8.4 million, or 3.0%, from year-end 2017 of $275.8 million, which increased by $62.9 million, or 29.5%, from $212.9 million at year-end 2016.

In 2018, we purchased an auto loan portfolio totaling $20.6 million, which included a $0.1 million premium over the $20.5 million outstanding balance. In 2017, we purchased three auto loan portfolios totaling $83.8 million, which included $2.3 million in premiums over the $81.4 million outstanding balance. In 2016, we purchased two auto loan portfolios totaling $41.2 million, which included $0.9 million in premiums over the $40.3 million outstanding balance. In 2015, we purchased two auto loan portfolios totaling $52.8 million, which included $1.7 million in premiums over the $51.1 million outstanding balance. In 2014, we purchased a participation interest in auto loans totaling $11.2 million, which included a $0.3 million premium over the $10.9 million outstanding balance.

Other revolving credit plans loans include extensions of credit to individuals and totaled $83.2 million at December 31, 2018, which increased by $5.9 million, or 7.6%, from year-end 2017 of $77.3 million, which decreased by $3.8 million, or 4.7%, from $81.1 million at year-end 2016.

Total student loans of $8.6 million at December 31, 2018 decreased by $6.3 million, or 42.1%, from year-end 2017 of $14.9 million, which decreased by $10.1 million, or 40.4%, from $25.1 million at year-end 2016, primarily due to run-off.

In 2014, we purchased participation interests in student loans totaling $51.5 million, which represented the outstanding balance at the time of purchase.

Other consumer loans of $116.2 million at December 31, 2018 increased by $13.5 million, or 13.1%, from year-end 2017 of $102.7 million, which decreased by $26.5 million, or 20.5%, from $129.3 million at year-end 2016.

In 2018, 2016 and 2015, we also purchased fixed-rate unsecured consumer loan portfolios (included in other) totaling $38.0 million, $35.7 million and $15.9 million, respectively, which represented the outstanding balances at the time of purchase.

Concentrations of Credit Risk

As of December 31, 2018, approximately $3.00 billion, or 73.7% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 88.8% of our loan portfolio was concentrated in the Hawaii market while 11.2% was concentrated in the U.S. Mainland as of December 31, 2018.

Our foreign credit exposure as of December 31, 2018 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2018, commercial, financial and agricultural loans were 43.1% fixed-rate and 56.9% variable-rate. Real estate construction loans were 48.0% fixed-rate and 52.0% variable-rate. Residential mortgage loans were 75.9% fixed-rate and 24.1% variable-rate. Home equity lines and loans were 5.9% fixed-rate and 94.1% variable-rate. Commercial mortgage loans were 33.1% fixed-rate and 66.9% variable-rate. Consumer loans were 81.7% fixed-rate and 18.3% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2018. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 21 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural
With fixed interest rates	$23,761	$118,422	$108,266	$250,449
With variable interest rates	34,481	190,323	105,924	330,728
Total commercial, financial and agricultural	58,242	308,745	214,190	581,177

Construction
With fixed interest rates	2,000	4,484	25,836	32,320
With variable interest rates	14,621	16,120	4,208	34,949
Total construction	16,621	20,604	30,044	67,269

Residential mortgage
With fixed interest rates	471	9,813	1,071,463	1,081,747
With variable interest rates	21	2,633	339,983	342,637
Total residential mortgage	492	12,446	1,411,446	1,424,384

Home equity
With fixed interest rates	354	1,197	26,249	27,800
With variable interest rates	3,061	21,070	417,035	441,166
Total home equity	3,415	22,267	443,284	468,966

Commercial mortgage
With fixed interest rates	17,311	103,007	224,143	344,461
With variable interest rates	32,972	252,329	411,923	697,224
Total commercial mortgage	50,283	355,336	636,066	1,041,685

Consumer
With fixed interest rates	7,324	326,562	68,321	402,207
With variable interest rates	36,760	27,462	25,839	90,061
Total consumer	44,084	354,024	94,160	492,268

Leases
With fixed interest rates	124	—	—	124
With variable interest rates	—	—	—	—
Total leases	124	—	—	124

Total loans and leases	$173,261	$1,073,422	$2,829,190	$4,075,873

All loans
With fixed interest rates	$51,345	$563,485	$1,524,278	$2,139,108
With variable interest rates	121,916	509,937	1,304,912	1,936,765
Total loans and leases	$173,261	$1,073,422	$2,829,190	$4,075,873

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

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans and leases outstanding	$3,898,250	$3,622,033	$3,385,741	$3,038,100	$2,798,826

Allowance for Loan and Lease Losses
Balance at beginning of year	$50,001	$56,631	$63,314	$74,040	$83,820

Charge-offs:
Commercial, financial and agricultural	2,852	1,704	1,599	5,658	5,268
Real estate:
Construction	—	—	—	—	—
Residential mortgage	—	73	—	—	—
Home equity	—	—	—	110	139
Commercial mortgage	—	—	209	838	1,041
Consumer	7,323	6,294	5,054	4,650	3,481
Leases	—	—	—	—	8
Total	10,175	8,071	6,862	11,256	9,937

Recoveries:
Commercial, financial and agricultural	1,203	1,366	2,114	4,788	2,382
Real estate:
Construction	5,759	169	133	880	2,040
Residential mortgage	204	879	695	1,121	907
Home equity	27	44	15	1,056	85
Commercial mortgage	52	157	1,024	6,719	53
Consumer	1,969	1,500	1,715	1,610	1,096
Leases	—	—	—	27	8
Total	9,214	4,115	5,696	16,201	6,571
Net loan charge-offs (recoveries)	961	3,956	1,166	(4,945)	3,366

Provision (credit) for loan and lease losses	(1,124)	(2,674)	(5,517)	(15,671)	(6,414)

Balance at end of year	$47,916	$50,001	$56,631	$63,314	$74,040

Ratios:
Allowance for loan and lease losses to loans and leases outstanding	1.17%	1.33%	1.61%	1.97%	2.53%

Net loan charge-offs (recoveries) to average loans and leases outstanding	0.02%	0.11%	0.03%	(0.16)%	0.12%

Our Allowance at December 31, 2018 totaled $47.9 million, which represented a decrease of $2.1 million, or 4.2%, from year-end 2017. When expressed as a percentage of total loans and leases, our Allowance decreased to 1.17% at December 31, 2018, from 1.33% at year-end 2017. The decrease in our Allowance during 2018 was a result of a credit to the Provision of $1.1 million recognized during the year and $1.0 million in net charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from year-end 2017 to year-end 2018 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets increased from 1,378.96% at December 31, 2017 to 1,750.68% at December 31, 2018. Our Allowance as a percentage of our nonaccrual loans increased from 1,801.84% at December 31, 2017 to 2,062.68% at December 31, 2018.

This trend was consistent with the improving credit quality as represented by nonperforming assets of $2.7 million, $3.6 million, and $9.2 million at December 31, 2018, 2017 and 2016, respectively.  Net charge-offs were $1.0 million, $4.0 million, and $1.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans	Allowance for Loan and Lease Losses	Loan Category as a % of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$8,027	14.3%	$7,594	13.4%	$8,637	14.5%	$6,905	16.2%	$8,954	15.8%
Real estate:
Construction	1,202	1.6	1,835	1.7	4,224	2.9	8,454	2.7	14,969	3.9
Residential mortgage	14,349	35.0	14,328	35.6	15,055	34.5	14,642	35.3	15,031	36.0
Home equity	3,788	11.5	3,317	10.9	3,502	10.3	3,096	9.4	2,896	7.8
Commercial mortgage	13,358	25.5	16,801	25.9	19,104	25.1	21,847	23.7	20,869	24.0
Consumer	7,192	12.1	6,126	12.5	6,109	12.7	6,230	12.7	7,314	12.4
Leases	—	—	—	—	—	—	—	—	7	0.1
Unallocated	—	—	—	—	—	—	2,140	—	4,000	—
Total	$47,916	100.0%	$50,001	100.0%	$56,631	100.0%	$63,314	100.0%	$74,040	100.0%

The Allowance allocated to commercial, financial and agricultural loans totaled $8.0 million, or 1.4%, of total commercial, financial and agricultural loans at December 31, 2018, compared to $7.6 million, or 1.5%, of related loans at December 31, 2017. The increase in the ending Allowance amount was consistent with the growth in the commercial, financial and agricultural loan portfolio.

The Allowance allocated to construction loans totaled $1.2 million, or 1.8%, of total construction loans at December 31, 2018, compared to $1.8 million, or 2.9%, of construction loans outstanding at December 31, 2017. The decreases in the ending Allowance amount and the Allowance as a percentage of construction loans were due to continued improvement in credit quality of the portfolio. In 2018, the Company received a $4.5 million recovery on a U.S. mainland land loan, which is included in the construction loan category.

The Allowance allocated to our residential mortgage loans totaled $14.3 million, or 1.0%, of total residential mortgage loans at December 31, 2018, compared to $14.3 million, or 1.1%, of related loans at December 31, 2017.

The Allowance allocated to our home equity loans totaled $3.8 million, or 0.8%, of total home equity loans at December 31, 2018, compared to $3.3 million, or 0.8%, of related loans at December 31, 2017.

The Allowance allocated to commercial mortgage loans totaled $13.4 million, or 1.3%, of total commercial mortgage loans at December 31, 2018, compared to $16.8 million, or 1.7%, of related loans at December 31, 2017. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial mortgage loans were due to continued improvement in credit quality of the portfolio.

The Allowance allocated to consumer loans totaled $7.2 million, or 1.5% of total consumer loans at December 31, 2018, compared to $6.1 million, or 1.3% of related loans at December 31, 2017. The increases in the ending Allowance amount and the Allowance as a percentage of consumer loans were consistent with the growth and slight increase in charge-offs in the consumer loan portfolio.

We did not allocate an Allowance for leases as of December 31, 2018 and 2017.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial and agricultural	$—	$—	$1,877	$1,044	$13,007
Real estate:
Construction	—	—	—	—	310
Residential mortgage	2,048	2,280	5,322	5,464	12,571
Home equity	275	416	333	666	477
Commercial mortgage	—	79	864	7,094	12,722
Total nonaccrual loans	2,323	2,775	8,396	14,268	39,087

Other real estate
Real estate:
Construction	—	—	—	—	747
Residential mortgage	414	851	791	1,962	2,201
Commercial mortgage	—	—	—	—	—
Other real estate	414	851	791	1,962	2,948
Total nonperforming assets	2,737	3,626	9,187	16,230	42,035

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	—	49	—	—	—
Home equity	298	—	1,120	—	—
Consumer	238	515	271	273	77
Leases	—	—	—	—	—
Total accruing loans delinquent for 90 days or more	536	564	1,391	273	77

Restructured loans still accruing interest
Commercial, financial and agricultural	220	491	—	—	361
Real estate:
Construction	—	—	21	809	892
Residential mortgage	7,330	10,677	14,292	16,224	16,878
Home equity	—	—	—	—	967
Commercial mortgage	1,036	1,466	1,879	3,224	10,405
Total restructured loans still accruing interest	8,586	12,634	16,192	20,257	29,503

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$11,859	$16,824	$26,770	$36,760	$71,615

Total nonperforming assets as a percentage of loans and leases and other real estate	0.07%	0.10%	0.26%	0.51%	1.43%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	0.08%	0.11%	0.30%	0.51%	1.43%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	0.29%	0.45%	0.76%	1.14%	2.44%

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$3,626	$9,187	$16,230	$42,035	$46,751
Additions	593	3,678	6,326	11,863	28,295
Reductions:
Payments	(467)	(5,522)	(6,390)	(9,564)	(9,630)
Return to accrual status	(538)	(3,645)	(4,546)	(11,486)	(15,761)
Sales of foreclosed assets	(40)	(165)	(2,599)	(13,307)	(3,457)
Charge-offs and/or valuation adjustments	(437)	93	166	(3,311)	(4,163)
Total reductions	(1,482)	(9,239)	(13,369)	(37,668)	(33,011)
Balance at end of year	$2,737	$3,626	$9,187	$16,230	$42,035

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $2.7 million at December 31, 2018, compared to $3.6 million at December 31, 2017. Nonperforming assets at December 31, 2018 were comprised of $2.3 million in nonaccrual loans, none of which were loans classified as held for sale, and $0.4 million in other real estate.

The decline in 2018 was attributable to $0.5 million in repayments, $0.5 million in loans restored to accrual status, the sale of $40 thousand of foreclosed assets and $0.4 million in charge-offs and/or valuation adjustments. All of these decreases were offset by $0.6 million in gross additions.

Net changes to nonperforming assets by category during 2018 included net decreases in Hawaii residential mortgage assets totaling $0.6 million, Hawaii home equity assets totaling $0.1 million, and Hawaii commercial mortgage assets totaling $0.1 million.

Loans delinquent for 90 days or more still accruing interest totaled $0.5 million at December 31, 2018, compared to $0.6 million at December 31, 2017.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2018			2017			2016
	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)
	(Dollars in thousands)
Debt securities:
States and political subdivisions	$—	$173,674	$—	$—	$179,781	$—	$—	$185,041	$—
Corporate securities	—	54,849	—	—	74,278	—	—	99,389	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	32,574	—	—	25,510	—	—	—	—

Mortgage-backed securities:
Residential - U.S. government-sponsored entities ("GSEs")	83,436	717,052	—	100,279	800,683	—	124,082	769,986	—
Residential - Non-government sponsored entities ("Non-GSEs")	—	41,118	—	—	46,763	—	—	51,547	—
Commercial - U.S. GSEs and agencies	65,072	51,483	—	91,474	39,725	—	93,586	—	—
Commercial - Non-GSEs	—	134,728	—	—	137,326	—	—	137,224	—

Equity securities	—	—	826	—	—	825	—	—	660
Total	$148,508	$1,205,478	$826	$191,753	$1,304,066	$825	$217,668	$1,243,187	$660

Investment securities totaled $1.35 billion at December 31, 2018, decreasing by $141.8 million, or 9.5%, from the $1.50 billion held at December 31, 2017, which increased by $35.1 million, or 2.40%, from the $1.46 billion at year-end 2016.

In the second quarter of 2017, $97.7 million in lower-yielding available-for-sale securities were sold as part of an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. We received $96.0 million in gross proceeds and reinvested the proceeds in $97.4 million in higher-yielding, longer duration investment securities with an average yield of 2.57% and a weighted average life of 4.6 years. The investment securities sold had an average yield of 1.91% and a weighted average life of 3.3 years. Gross realized losses on the sale of the investment securities were $1.6 million. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2018.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Residential mortgage-backed securities - U.S. government-sponsored entities ("GSEs"):
Within one year	$—	—%
After one but within five years	—	—
After five but within ten years	11,197	1.65
After ten years	72,239	2.29
Total residential mortgage-backed securities - U.S. GSEs	83,436	2.20

Commercial mortgage-backed securities - U.S. GSEs:
Within one year	—	—
After one but within five years	65,072	2.07
After five but within ten years	—	—
After ten years	—	—
Total commercial mortgage-backed securities - U.S. GSEs	65,072	2.07

Total held-to-maturity portfolio	$148,508	2.14%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$47,659	2.92%
After one but within five years	57,630	2.59
After five but within ten years	39,129	3.31
After ten years	29,256	3.63
Total debt securities - States and political subdivisions	173,674	3.02

Debt securities - Corporate:
Within one year	17,827	2.57
After one but within five years	37,022	2.79
After five but within ten years	—	—
After ten years	—	—
Total debt securities - Corporate	54,849	2.72

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	8,680	3.10
After ten years	23,894	3.25
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	3.21

Residential mortgage-backed securities - U.S. GSEs:
Within one year	—	—

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
After one but within five years	3,932	2.69
After five but within ten years	70,650	2.25
After ten years	642,470	2.78
Total residential mortgage-backed securities - U.S. GSEs	717,052	2.72

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	41,118	3.36
Total residential mortgage-backed securities - Non-GSEs	41,118	3.36

Commercial mortgage-backed securities - U.S. GSEs and agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	47,004	2.87
After ten years	4,479	2.84
Total commercial mortgage-backed securities - U.S. GSEs and agencies	51,483	2.87

Commercial mortgage-backed securities - Non-GSEs:
Within one year	—	—
After one but within five years	114,836	3.08
After five but within ten years	19,892	4.12
After ten years	—	—
Total commercial mortgage-backed securities - Non-GSEs	134,728	3.24

Total available-for-sale portfolio	$1,205,478	2.86%

Equity securities:
Within one year	$—	—%
After one but within five years	—	—
After five but within ten years	—	—
After ten years	826	—
Total equity securities	826	—

Total investment securities	$1,354,812	2.78%

(1)	Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

As of December 31, 2018, the weighted average yield of the investment portfolio of 2.78% increased by 15 bp from 2.63% in the prior year.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,436,967	$1,395,556	$1,265,246	$1,145,244	$1,034,146
Interest-bearing demand deposits	954,011	933,054	862,991	824,895	788,272
Savings and money market deposits	1,448,257	1,481,876	1,390,600	1,399,093	1,242,598
Time deposits less than $100,000	176,707	180,748	194,730	212,946	241,117
Core deposits	4,015,942	3,991,234	3,713,567	3,582,178	3,306,133
Government time deposits	631,293	687,052	701,417	664,756	600,504
Other time deposits $100,000 to $250,000	106,783	101,560	103,720	114,083	128,518
Other time deposits greater than $250,000	192,472	176,508	89,497	72,422	75,145
Total time deposits $100,000 and greater	930,548	965,120	894,634	851,261	804,167
Total deposits	$4,946,490	$4,956,354	$4,608,201	$4,433,439	$4,110,300

Total deposits of $4.95 billion at December 31, 2018 reflected a decrease of $9.9 million, or 0.2%, from total deposits of $4.96 billion at December 31, 2017. Total deposits at December 31, 2017 increased by $348.2 million, or 7.6%, over the year-end 2016 balance of $4.61 billion. The decrease in deposits in 2018 reflects net decreases in government time deposits of $55.8 million, savings and money market deposits of $33.6 million, and time deposits less than $100,000 of $4.0 million. The net decreases were partially offset by increases in and noninterest-bearing demand deposits of $41.4 million, interest-bearing demand deposits of $21.0 million, other time deposits greater than $100,000 (excluding government time deposits) totaling $21.2 million. In 2018, Federal Home Loan Bank advances were used to replace government time deposits and fund loan growth.

Core deposits totaled $4.02 billion at December 31, 2018 and increased by $24.7 million, or 0.6%, from December 31, 2017, which increased by $277.7 million or 7.5% from December 31, 2016. Core deposits as a percentage of total deposits was 81.2% at December 31, 2018, compared to 80.5% at December 31, 2017 and 80.6% at December 31, 2016. For additional information regarding the contractual maturities of our time deposits, See Note 10 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 59 bp in 2018, while savings and money market deposit rates and interest-bearing demand deposit rates increased by 5 by and 1 bp, respectively. The average rate paid on all deposits increased 16 bp to 0.39% in 2018 from 0.23% in 2017, which increased from 0.12% in 2016.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,385,427	—%	$1,325,583	—%	$1,156,906	—%
Interest-bearing demand deposits	936,034	0.08	901,171	0.07	844,507	0.06
Savings and money market deposits	1,494,658	0.13	1,449,379	0.08	1,406,754	0.07
Time deposits	1,194,579	1.40	1,173,020	0.81	1,084,929	0.38
Total	$5,010,698	0.39	$4,849,153	0.23	$4,493,096	0.12

In its first meeting in January 2019, the Federal Reserve opted not to raise interest rates and pledged future moves will be done patiently and with an eye toward how global economic and financial developments unfold. We expect overall deposit rates to hold relatively steady in 2019 based on the Federal Open Market Committee's recent statements. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2018.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$197,000	$—	$—	$—	$197,000
Long-term debt	20,619	50,000	—	51,547	122,166
Pension plan and SERP obligations	2,121	4,111	3,863	21,006	31,101
Operating leases	6,667	11,604	8,030	17,423	43,724
Purchase obligations	27,086	18,449	13,428	4,696	63,659
Other long-term liabilities	4,634	3,560	20	70	8,284
Total	$258,127	$87,724	$25,341	$94,742	$465,934

Components of short-term borrowings and long-term debt are discussed in Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt, respectively, to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 17 - Pension Plans to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases represent leases on bank premises as discussed in Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Other long-term liabilities represent expected payments for unfunded commitments related to our investments in LIHTC partnerships.

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

Common and Preferred Equity

Shareholders' equity totaled $491.7 million at December 31, 2018, a decrease of $8.3 million, or 1.7%, from the $500.0 million at December 31, 2017, which decreased by $4.6 million, or 0.9%, from December 31, 2016. When expressed as a percentage of total assets, shareholders' equity was 8.5% at December 31, 2018, compared to 8.9% at December 31, 2017 and 9.4% at December 31, 2016.

The decrease in shareholders' equity from December 31, 2017 to December 31, 2018 was primarily attributable to: 1) the repurchase of 1,155,157 shares of our common stock for a total cost of $32.8 million, under our stock repurchase program, and 2) cash dividends paid of $24.1 million, partially offset by net income of $59.5 million. During 2018 we repurchased approximately 3.8% of our common stock outstanding at December 31, 2017.

The decrease in shareholders' equity from December 31, 2016 to December 31, 2017 was primarily attributable to net income in 2017 of $41.2 million, partially offset by: 1) the repurchase of 864,483 shares of our common stock for a total cost of $26.6 million, under our stock repurchase program, and 2) cash dividends paid of $21.3 million. During 2017 we repurchased approximately 2.8% of our common stock outstanding at December 31, 2016.

Our tangible common equity ratio was 8.47% at December 31, 2018, compared to 8.86% at December 31, 2017 and 9.29% at December 31, 2016. Our book value per share was $16.97, $16.65, and $16.39 at year-end 2018, 2017 and 2016, respectively. The decrease in our tangible common equity ratio in 2018 from 2017 was primarily attributable to the reduction in our common equity due to common stock repurchases completed in 2018, as well as the quarterly dividends paid in 2018. The increase in our book value per share from 2017 was primarily attributable to net income recorded in 2018 of $59.5 million, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2018.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 19. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Total shareholders’ equity	$491,725	$500,011	$504,650
Less:
Other intangible assets (core deposit premium)	—	(2,006)	(4,680)
Tangible common equity	$491,725	$498,005	$499,970

Total assets	$5,807,026	$5,623,708	$5,384,236
Less: Other intangible assets (core deposit premium)	—	(2,006)	(4,680)
Tangible assets	$5,807,026	$5,621,702	$5,379,556

Tangible common equity to tangible assets	8.47%	8.86%	9.29%

Trust Preferred Securities

We have four statutory trusts, CPB Capital Trust II ("Trust II"), CPB Statutory Trust III ("Trust III"), CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $90.0 million in trust preferred securities. We previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust II, Trust III, Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

On December 17, 2018, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust III bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust III and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust III, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 9, 2019, Trust III was canceled with the state of Connecticut.

On January 7, 2019, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust II bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust II, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 22, 2019, Trust II was canceled with the state of Delaware.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2018, on a stand-alone basis, CPF had an available cash balance of approximately $16.7 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2018, the bank had Statutory Retained Earnings of $46.6 million.

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

Share Repurchases

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company and our shareholders. On May 20, 2014, our Board of Directors authorized the repurchase and retirement of up to $30.0 million of the Company's outstanding common stock (the "2014 Repurchase Plan"). In January 2015, our Board of Directors increased our repurchase authority under the 2014 Repurchase Plan by $25.0 million. In March, 2015, our Board of Directors increased the authorization under the 2014 Repurchase Plan by an additional $75.0 million. In 2015, we repurchased 4,122,881 shares of common stock, at a cost of $93.5 million, excluding fees and expenses, under the 2014 Repurchase Plan.

In January 2016, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaced and superseded in its entirety the 2014 Repurchase Plan. In 2016, 796,822 shares of common stock, at a cost of $18.2 million, were repurchased under this program. A total of $11.8 million authorized remained available for repurchase under the 2016 Repurchase Plan at December 31, 2016.

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

In 2018, 1,155,157 shares of common stock, at a cost of $32.8 million, were repurchased under the Repurchase Plan. A total of $20.7 million remained available for repurchase under the Repurchase Plan at December 31, 2018. There is no expiration date on the Repurchase Plan. Our ability to repurchase shares is subject to the discretion of our Board of Directors and approval of our regulators, and there can be no assurance that the Board will repurchase shares of our common stock in the future.

Cybersecurity

In recent years, cybersecurity has gained prominence within the financial services industry due to increases in the quantity and sophistication of cyber attacks, which include significant distributed denial-of-service and credential validation attacks, malicious code and viruses and attempts to breach the security of systems, which, in certain instances, have resulted in unauthorized access to customer account data.

The bank has a number of complex information systems used for a variety of functions by customers, employees and vendors. In addition, third parties with which the bank does business or that facilitate business activities (e.g., vendors, exchanges, clearing houses, central depositories and financial intermediaries) could also be sources of cybersecurity risk to the bank, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber attacks which could affect their ability to deliver a product or service to the bank.

As a regulated financial institution, we must adhere to the security requirements and expectations of the applicable regulatory agencies, which include requirements related to data privacy, systems availability and business continuity planning, among others. The regulatory agencies have established guidelines for the responsibilities of the Board of Directors and senior management, which include establishing policy, appointing and training personnel, implementing review and testing functions and ensuring an appropriate frequency of updates.

The Board of Directors overall, and its Compliance Committee more specifically, oversees cybersecurity risk. The Executive Committee overall, and our Chief Legal Officer, our Risk Management Division Officer and our Chief Information Security Officer more specifically, manages the cybersecurity risk at the operational level. Various reports on cybersecurity are provided to our Executive Committee and a quarterly update is provided to the Compliance Committee and the Board of Directors.

As a complement to the overall cybersecurity infrastructure, the bank utilizes a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. The bank also uses third party services as part of its cybersecurity framework, and any such third parties are required to comply with the bank’s policies regarding information security and confidentiality. The bank also uses third party groups to assess and supplement the bank’s cybersecurity needs. These cyber attacks have not, to date, resulted in any material disruption to the bank’s operations or harm to its customers and have not had a material adverse effect on the bank’s results of operations; however, there can be no assurance that a sophisticated cyber attack can be detected or thwarted.

Transaction Risk

Transaction risk is the risk to earnings or capital arising from problems in service, activity or product delivery. This risk is significant within any bank and is interconnected with other risk categories in most activities throughout the Company. Transaction risk is a function of internal controls, information systems, associate integrity, and operating processes. It arises daily throughout the Company as transactions are processed. It pervades all divisions, departments and centers and is inherent in all products and services we offer.

In general, transaction risk is defined as high, medium or low by the Company. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent audit firms to test key controls of operational processes and to audit information systems, compliance management programs, loan programs and trust services.

The key to managing transaction risk is in the design, documentation and implementation of well-defined procedures and controls. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met.

Compliance Risk

Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. Compliance risk also arises in situations where the laws or rules governing certain products or activities of the bank’s customers may be ambiguous or untested. Compliance risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can also lead to a diminished reputation, reduced business value, limited business opportunities, lessened expansion potential, and lack of contract enforceability. The Company utilizes independent external firms to conduct compliance audits as a means of identifying weaknesses in the compliance program.

There is no single or primary source of compliance risk. It is inherent in every activity. Frequently, it blends into operational risk and transaction risk. A portion of this risk is sometimes referred to as legal risk. This is not limited solely to risk from failure to comply with consumer protection laws; it encompasses all laws, as well as prudent ethical standards and contractual obligations. It also includes the exposure to litigation from all aspects of banking, traditional and non-traditional.

Our risk management policies and codes of ethical conduct are cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training and development of employees. The Corporate Compliance Division Manager is responsible for developing and executing a comprehensive compliance training program. The Corporate Compliance Division Manager, in consultation with our internal and external legal counsel, seeks to provide our employees with adequate training commensurate to their job functions to ensure compliance with banking laws and regulations.

Our risk management policies and programs includes a risk-based audit program aimed at identifying internal control deficiencies and weaknesses. We have in-depth audits performed by an independent audit firm under the direction of the Director of Internal Audit and supplemented by independent external firms, and periodic monitoring performed by our risk management personnel. Annually, an Audit Plan for the Company is developed and presented for approval to the Audit Committee.

Our risk management team conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our employees are adhering to established policies and procedures. Any material exceptions identified are brought forward to the appropriate department head, the Audit Committee and the Compliance Committee.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention. The Corporate Compliance Division Manager reviews formal complaints to determine if a significant compliance risk exists and communicates those findings to our Compliance Committee.

Strategic Risk

Strategic risk is the risk to earnings or capital arising from adverse decisions or improper implementation of strategic decisions. This risk is a function of the compatibility between an organization’s goals, the resources deployed against those goals and the quality of implementation.

Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions, with members of the

Board of Directors and Executive Committee, are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and legislative and regulatory review.

A primary measurement of strategic risk is peer group analysis. Key performance ratios are compared to peer groups consisting of U.S. banks of comparable size and complexity and banks in the Hawaii market to identify any sign of weakness and potential opportunities.

Another measure is the comparison of the actual results of previous strategic initiatives against the expected results established prior to implementation of each strategy.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2018. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$21,617	$—	$—	$—	$—	$—	$21,617
Investment securities	80,972	57,508	86,415	326,460	802,631	826	1,354,812
Loans held for sale	6,596	—	—	—	—	51	6,647
Loans and leases	967,451	301,670	446,539	1,182,082	1,178,131	2,493	4,078,366
Federal Home Loan Bank stock	16,645	—	—	—	—	—	16,645
Other assets	—	—	—	—	—	328,939	328,939
Total assets	$1,093,281	$359,178	$532,954	$1,508,542	$1,980,762	$332,309	$5,807,026

Liabilities and Equity
Noninterest-bearing deposits	$1,436,967	$—	$—	$—	$—	$—	$1,436,967
Interest-bearing deposits	3,041,606	155,133	169,026	119,382	24,376	—	3,509,523
Federal Home Loan Bank advances and other short-term borrowings	197,000	—	—	—	—	—	197,000
Long-term debt	72,166	—	—	50,000	—	—	122,166
Other liabilities	—	—	—	—	—	49,645	49,645
Equity	—	—	—	—	—	491,725	491,725
Total liabilities and equity	$4,747,739	$155,133	$169,026	$169,382	$24,376	$541,370	$5,807,026

Interest rate sensitivity gap	$(3,654,458)	$204,045	$363,928	$1,339,160	$1,956,386	$(209,061)	$—

Cumulative interest rate sensitivity gap	$(3,654,458)	$(3,450,413)	$(3,086,485)	$(1,747,325)	$209,061	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of December 31, 2018, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	1.37%
-100bp	(3.34)%

The table below presents information on financial instruments held that are sensitive to changes in interest rates. For purposes of this presentation, expected maturities of interest-sensitive assets and liabilities are contractual maturities. Interest-bearing demand and savings deposits, which have indeterminate maturities, are included in the earliest maturity category. The resulting table is based on numerous assumptions including prepayment rates on mortgage-related assets and forecasted market interest rates. This differs from the assumptions used in Table 10 - Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates. See Note 25 - Fair Value of Financial Assets and Financial Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for a discussion of the calculation of fair values.

Maturities and fair values of interest-sensitive assets and liabilities may vary from expectation if actual experience differs from the assumptions used.

Table 21. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other financial institutions	$21,617	$—	$—	$—	$—	$—	$21,617	$21,617
Weighted average yields	2.40%	0.00%	0.00%	0.00%	0.00%	0.00%	2.40%

Fixed-rate investment securities	$192,257	$186,730	$139,750	$192,463	$107,974	$502,238	$1,321,412	$1,317,176
Weighted average yields	2.65%	2.76%	2.82%	2.64%	2.66%	2.79%	2.71%

Variable-rate investment securities	$2,932	$2,668	$2,428	$2,209	$2,010	$20,327	$32,574	$32,574
Weighted average yields	3.21%	3.21%	3.21%	3.21%	3.21%	3.21%	3.21%

Equity investment securities	$—	$—	$—	$—	$—	$826	$826	$826
Weighted average yields	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed-rate loans and leases	$561,655	$411,174	$312,830	$213,565	$153,108	$529,915	$2,182,247	$2,090,742
Weighted average yields	4.14%	4.09%	3.92%	4.03%	4.08%	3.95%	4.04%

Variable-rate loans and leases	$707,687	$359,982	$262,550	$184,876	$167,608	$217,519	$1,900,222	$1,854,285
Weighted average yields	4.67%	3.95%	3.92%	3.83%	3.84%	3.64%	4.16%

Total - December 31, 2018	$1,486,148	$960,554	$717,558	$593,113	$430,700	$1,270,825	$5,458,898	$5,317,220

Total - December 31, 2017	$1,379,326	$968,023	$762,556	$538,773	$498,915	$1,142,916	$5,290,509	$5,202,237

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,402,268	$—	$—	$—	$—	$—	$2,402,268	$2,402,268
Weighted average rates paid	0.14%	0.00%	0.00%	0.00%	0.00%	0.00%	0.14%

Time deposits	$962,038	$88,258	$32,217	$12,900	$11,472	$370	$1,107,255	$1,099,560
Weighted average rates paid	1.76%	1.34%	1.06%	1.10%	1.26%	0.33%	1.46%

Federal Home Loan Bank advances and other short-term borrowings	$197,000	$—	$—	$—	$—	$—	$197,000	$197,000
Weighted average rates paid	2.63%	0.00%	0.00%	0.00%	0.00%	0.00%	2.63%

Long-term debt	$—	$25,000	$25,000	$—	$—	$72,166	$122,166	$118,057
Weighted average rates paid	0.00%	3.17%	3.25%	0.00%	0.00%	5.09%	4.32%

Total - December 31, 2018	$3,561,306	$113,258	$57,217	$12,900	$11,472	$72,536	$3,828,689	$3,816,885

Total - December 31, 2017	$3,428,392	$88,336	$50,993	$10,823	$13,753	$93,286	$3,685,583	$3,657,133

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2018 was 82.4% compared to 76.1% at December 31, 2017. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $103.5 million in 2018, $96.8 million in 2017, and $76.5 million in 2016. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $211.1 million, $296.1 million and $277.2 million in 2018, 2017 and 2016, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2018, 2017 and 2016, net loan originations accounted for $250.2 million, $166.1 million and $239.0 million, respectively, of cash used in investing activities. In addition, purchases of portfolio loans totaled $58.6 million, $83.8 million and $76.9 million in 2018, 2017 and 2016, respectively. Net proceeds received from sales and maturities of investment securities totaled $111.2 million and $38.3 million in 2018 and 2016, respectively, compared to net purchases of investment securities of $47.6 million in 2017. Investing activities included proceeds from sales of foreclosed loans and other real estate of $46 thousand, $0.3 million, and $2.9 million in 2018, 2017 and 2016, respectively. We did not sell any loans originated for investment in 2018, 2017 and 2016.

Cash provided by financing activities totaled $127.6 million, $197.3 million, and $204.9 million in 2018, 2017 and 2016, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2018, net deposits decreased by $9.9 million compared to increases in net deposits of $348.2 million and $174.8 million in 2017 and 2016, respectively. Net cash inflows from short-term debt totaled $165.0 million in 2018 and $66.0 million in 2016, compared to net cash outflows from short-term debt of $103.0 million in 2017. Net cash proceeds from and repayments of long-term debt totaled $50.0 million and $20.6 million in 2018, respectively. There were no net cash inflows or outflows for long-term debt in 2017 and 2016. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth/contraction during the period. Capital transactions, primarily cash dividends and stock repurchases, totaled $57.0 million, $47.9 million and $35.9 million of cash used in 2018, 2017 and 2016, respectively.

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

The bank is a member of and maintained a $1.43 billion line of credit with the FHLB as of December 31, 2018, of which $1.18 billion remained available as of December 31, 2018. Short-term borrowings under this arrangement totaled $197.0 million and $32.0 million at December 31, 2018 and 2017, respectively. Long-term debt with the FHLB as of December 31, 2018 totaled $50.0 million. There were no long-term borrowings under this arrangement at December 31, 2017. FHLB advances outstanding at December 31, 2018 were secured by certain real estate loans with a carrying value of $2.29 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The bank also maintained a line of credit with the Federal Reserve discount window of $73.9 million and $73.0 million as of December 31, 2018 and 2017, respectively. There were no advances outstanding under this arrangement at December 31, 2018 and 2017. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $123.3 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2018, net cash provided by operating activities amounted to $79.8 million. The primary source of funds in operating activities included dividends received from the bank of $82.0 million. Net cash used in financing activities amounted to $77.6 million. The primary use of funds in financing activities included the repurchases of common stock totaling $32.8 million and cash dividends of $24.1 million paid to our common shareholders. In addition, junior subordinated debentures issued by Trust III totaling $20.6 million were repaid in 2018.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under "Part II, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk" and in Note 25 - Fair Value of Financial Assets and Financial Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited the adjustments to the 2017 and 2016 consolidated financial statements to retrospectively apply the change in accounting principle related to Low Income Housing Tax Credit investments, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 or 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 or 2016 consolidated financial statements taken as a whole.

Change in Accounting Principle

As discussed above and in Note 1 to the financial statements, the Company changed the manner in which it accounts for Low Income Housing Tax Credit investments in 2018.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Central Pacific Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to investments in low income housing tax credit partnerships described in Note 1, the accompanying consolidated balance sheet of Central Pacific Financial Corp. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). The 2017 and 2016 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting related to investments in low income housing tax credit partnerships described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting related to investments in low income housing tax credit partnerships described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We or our predecessor firms served as the Company’s auditor from 1975 to 2018.

Honolulu, Hawaii
February 28, 2018

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$80,569	$75,318
Interest-bearing deposits in other financial institutions	21,617	6,975
Investment securities:
Available-for-sale investment securities, at fair value	1,205,478	1,304,066
Held-to-maturity investment securities, fair value of: $144,272 at December 31, 2018 and $189,201 at December 31, 2017	148,508	191,753
Equity investment securities, at fair value	826	825
Total investment securities	1,354,812	1,496,644

Loans held for sale	6,647	16,336
Loans and leases	4,078,366	3,770,615
Allowance for loan and lease losses	(47,916)	(50,001)
Loans and leases, net of allowance for loan and lease losses	4,030,450	3,720,614

Premises and equipment, net	45,285	48,348
Accrued interest receivable	17,000	16,581
Investment in unconsolidated subsidiaries	14,008	7,088
Other real estate owned	414	851
Mortgage servicing rights	15,596	15,843
Core deposit premium	—	2,006
Bank-owned life insurance	157,440	156,293
Federal Home Loan Bank stock	16,645	7,761
Other assets	46,543	53,050
Total assets	$5,807,026	$5,623,708

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,436,967	$1,395,556
Interest-bearing demand	954,011	933,054
Savings and money market	1,448,257	1,481,876
Time	1,107,255	1,145,868
Total deposits	4,946,490	4,956,354

Federal Home Loan Bank advances and other short-term borrowings	197,000	32,000
Long-term debt	122,166	92,785
Other liabilities	49,645	42,534
Total liabilities	5,315,301	5,123,673

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2018, and December 31, 2017	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,967,715 at December 31, 2018 and 30,024,222 at December 31, 2017	470,660	503,988
Additional paid-in capital	88,876	86,098
Accumulated deficit	(51,718)	(89,036)
Accumulated other comprehensive income (loss)	(16,093)	(1,039)
Total shareholders' equity	491,725	500,011
Non-controlling interest	—	24
Total equity	491,725	500,035
Total liabilities and equity	$5,807,026	$5,623,708
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$159,456	$144,224	$132,028
Interest and dividends on investment securities:
Taxable investment securities	34,501	33,933	30,848
Tax-exempt investment securities	3,696	3,874	3,975
Dividend income on investment securities	61	49	42
Interest on deposits in other financial institutions	365	356	67
Dividend income on Federal Home Loan Bank stock	215	126	179
Total interest income	198,294	182,562	167,139
Interest expense:
Interest on deposits:
Demand	734	641	489
Savings and money market	2,000	1,099	1,043
Time	16,770	9,457	4,074
Interest on short-term borrowings	1,236	183	578
Interest on long-term debt	4,556	3,479	3,005
Total interest expense	25,296	14,859	9,189
Net interest income	172,998	167,703	157,950
Provision (credit) for loan and lease losses	(1,124)	(2,674)	(5,517)
Net interest income after provision for loan and lease losses	174,122	170,377	163,467
Other operating income:
Mortgage banking income	7,315	6,962	8,069
Service charges on deposit accounts	8,406	8,468	7,891
Other service charges and fees	13,123	11,518	11,449
Income from fiduciary activities	4,245	3,674	3,435
Income from bank-owned life insurance	2,117	3,388	2,685
Net gain on sales of foreclosed assets	—	205	607
Gain on sale of premises and equipment	—	—	3,537
Equity in earnings of unconsolidated subsidiaries	233	602	723
Fees on foreign exchange	905	529	519
Loan placement fees	747	536	494
Net losses on sales of investment securities	(279)	(1,410)	—
Other	1,992	2,024	2,907
Total other operating income	38,804	36,496	42,316
Other operating expense:
Salaries and employee benefits	75,352	72,286	73,500
Net occupancy	13,763	13,571	14,065
Legal and professional services	7,330	7,724	6,856
Computer software expense	9,841	9,192	9,475
Amortization of core deposit premium	2,006	2,674	2,675
Communication expense	3,410	3,659	3,694
Equipment	4,239	3,785	3,399
Advertising expense	2,675	2,408	2,401
Foreclosed asset expense	574	151	152
Other	15,492	15,623	16,301
Total other operating expense	134,682	131,073	132,518
Income before income taxes	78,244	75,800	73,265
Income tax expense	18,758	34,596	26,273
Net income	$59,486	$41,204	$46,992

Per common share data:
Basic earnings per share	$2.02	$1.36	$1.52
Diluted earnings per share	2.01	1.34	1.50
Cash dividends declared	0.82	0.70	0.60
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$59,486	$41,204	$46,992
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(14,122)	344	(4,452)
Defined benefit plans	1,043	138	2,728
Total other comprehensive income (loss), net of tax	(13,079)	482	(1,724)
Comprehensive income	$46,407	$41,686	$45,268

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2015	31,361,452	$—	$548,878	$82,847	$(137,314)	$203	$25	$494,639
Net income	—	—	—	—	46,992	$—	—	46,992
Other comprehensive loss	—	—	—	—	—	(1,724)	—	(1,724)
Cash dividends declared ($0.60 per share)	—	—	—	—	(18,619)	—	—	(18,619)
22,800 net shares of common stock sold by directors' deferred compensation plan	—	—	(681)	—	—	—	—	(681)
796,822 shares of common stock repurchased and other related costs	(796,822)	—	(18,206)	—	—	—	—	(18,206)
Share-based compensation expense	231,613	—	941	1,333	—	—	—	2,274
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	41,204	—	—	41,204
Other comprehensive income	—	—	—	—	—	482	—	482
Cash dividends declared ($0.70 per share)	—	—	—	—	(21,299)	—	—	(21,299)
12,020 net shares of common stock sold by directors' deferred compensation plan	—	—	(385)	—	—	—	—	(385)
864,483 shares of common stock repurchased and other related costs	(864,483)	—	(26,559)	—	—	—	—	(26,559)
Share-based compensation expense	92,462	—	—	1,918	—	—	—	1,918
Non-controlling interest expense	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	59,486	—	—	59,486
Other comprehensive loss	—	—	—	—	—	(13,079)	—	(13,079)
Cash dividends declared ($0.82 per share)	—	—	—	—	(24,143)	—	—	(24,143)
16,950 net shares of common stock sold by directors' deferred compensation plan	—	—	(504)	—	—	—	—	(504)
1,155,157 shares of common stock repurchased and other related costs	(1,155,157)	—	(32,824)	—	—	—	—	(32,824)
Share-based compensation expense	98,650	—	—	2,778	—	—	—	2,778
Non-controlling interest expense	—	—	—	—	—	—	(24)	(24)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-01. See Notes 1 and 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2018-02. See Note 2 to the consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$59,486	$41,204	$46,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	(1,124)	(2,674)	(5,517)
Depreciation and amortization of premises and equipment	6,288	6,441	6,049
Gain on sale of premises and equipment	—	—	(3,537)
Amortization of mortgage servicing rights and core deposit premium	3,865	4,962	7,741
Write down of other real estate, net of gain on sale	431	(192)	(251)
Net amortization and accretion of premium/discounts on investment securities	10,907	11,674	12,945
Share-based compensation expense	2,778	1,918	1,333
Net loss on sales of investment securities	279	1,410	—
Net gain on sales of residential mortgage loans	(4,085)	(4,069)	(7,631)
Proceeds from sales of loans held for sale	240,137	319,556	432,331
Origination of loans held for sale	(226,363)	(299,942)	(442,472)
Equity in earnings of unconsolidated subsidiaries	(233)	(602)	(723)
Distributions from unconsolidated subsidiaries	685	—	—
Net increase in cash surrender value of bank-owned life insurance	(2,248)	(3,940)	(3,132)
Deferred income tax expense (benefit)	7,874	32,206	24,427
Net tax benefits from share-based compensation	144	544	—
Net change in other assets and liabilities	4,665	(11,712)	7,930
Net cash provided by operating activities	103,486	96,784	76,485

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	143,876	169,472	204,426
Proceeds from sales of available-for-sale investment securities	10,014	114,536	—
Purchases of available-for-sale investment securities	(85,366)	(356,887)	(195,456)
Proceeds from maturities of and calls on held-to-maturity investment securities	42,722	25,237	30,989
Purchases of held-to-maturity investment securities	—	—	(1,644)
Loan (originations) and payments, net	(250,188)	(166,051)	(239,006)
Purchases of loan portfolios	(58,564)	(83,784)	(76,946)
Proceeds from sales of foreclosed loans and other real estate	46	286	2,850
Proceeds from bank-owned life insurance death benefits	1,101	3,240	1,506
Proceeds from sale of premises and equipment	—	—	4,287
Purchases of premises and equipment	(3,225)	(6,531)	(5,896)
Distributions from unconsolidated subsidiaries	622	658	645
Contributions to unconsolidated subsidiaries	(3,297)	(114)	(5)
Proceeds from redemption (purchases) of FHLB stock	(8,884)	3,811	(2,966)
Net cash used in investing activities	(211,143)	(296,127)	(277,216)

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,864)	348,153	174,762
Proceeds from long-term debt	50,000	—	—
Repayments of long-term debt	(20,619)	—	—
Net (decrease) increase in FHLB advances and other short-term borrowings	165,000	(103,000)	66,000
Cash dividends paid on common stock	(24,143)	(21,299)	(18,619)
Repurchases of common stock	(32,824)	(26,559)	(18,206)
Net proceeds from issuance of common stock and stock option exercises	—	—	941
Net cash provided by financing activities	127,550	197,295	204,878

Net increase (decrease) in cash and cash equivalents	19,893	(2,048)	4,147

Cash and cash equivalents at beginning of year	82,293	84,341	80,194
Cash and cash equivalents at end of year	$102,186	$82,293	$84,341

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$23,943	$12,717	$8,705
Income taxes	23	8,401	—
Cash received during the year for:
Income taxes	—	—	1,605
Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$504	$385	$681
Net reclassification of loans to foreclosed loans and other real estate	40	154	1,428

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017, and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 35 branches and 78 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and Subsidiaries (consolidated). When we refer to "Central Pacific Financial Corp." or to the holding company, we are referring to the parent company on a standalone basis. When we refer to "our bank" or "the bank," we mean "Central Pacific Bank."

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

Accounting Policy Change

During the fourth quarter of 2018, we voluntarily changed our accounting policy for investments in low income housing tax credit ("LIHTC") partnerships from the cost method to the proportional amortization method using the practical expedient available under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 323, "Investments - Equity Method and Joint Ventures", which permits an investor to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor. We believe the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits. In addition to a change in the timing of the recognition of amortization expense on LIHTC investments, amortization expense on LIHTC investments is now reflected in the income tax expense line, which provides users a better understanding of the nature of the returns of such investments, instead of in other operating expenses on the consolidated statements of income. The change did not impact net income, the consolidated balance sheets and the consolidated statements of cash flows.

As a result of this accounting policy change, the following presents the effect of the change on our consolidated statements of income for prior periods that were retrospectively adjusted:

	December 31, 2018			December 31, 2017			December 31, 2016
Consolidated statements			Impact of			Impact of			Impact of
of income:	Unadjusted	Adjusted	Change	Unadjusted	Adjusted	Change	Unadjusted	Adjusted	Change
	(Dollars in thousands)
Other operating expense	$135,687	$134,682	$(1,005)	$131,817	$131,073	$(744)	$133,563	$132,518	$(1,045)
Income tax expense	17,753	18,758	1,005	33,852	34,596	744	25,228	26,273	1,045
Net income	59,486	59,486	—	41,204	41,204	—	46,992	46,992	—

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

As previously discussed we have LIHTC investments that are now accounted for under the proportional amortization method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are also included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $11.6 million and $2.2 million, respectively, at December 31, 2018 and $0.6 million, $3.6 million and $2.8 million, respectively, at December 31, 2017. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from financial institutions, interest-bearing deposits in other financial institutions, federal funds sold and all highly liquid investments with maturities of three months or less at the time of purchase. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities

Investments in debt securities and mortgage-backed securities are designated as trading, available-for-sale, or held-to-maturity. Securities are designated as held-to-maturity only if we have the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in net income. Available-for-sale securities are reported at fair value, with net unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) ("AOCI"). Equity securities with readily determinable fair values are carried at fair value, with changes in fair value included in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums to the earliest call date. We accrete discounts associated with investment securities using the interest method over the life of the respective security instrument.

Management evaluates investment securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation, to determine whether the unrealized losses on investment securities, or the decline in their value below amortized cost is "other-than-temporary." The term other-than-temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. In conducting this assessment, for debt securities in an unrealized loss position we evaluate a number of factors including, but not limited to:

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan fees (costs). Net deferred loan fees (costs) are recognized over the life of the related loan as an adjustment to yield and are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Unamortized fees (costs) on loans paid in full are recognized as a component of interest income.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "Allowance") is a valuation allowance established through provisions for loan and lease losses (the "Provision") charged against income. Our policy is to charge a loan off in the period in which the loan is deemed to be uncollectible and all interest previously accrued but not collected is reversed against current period interest income. We consider a loan to be uncollectible when it is probable that a loss has been incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood of and/or timeframe for recovery of the amount due is uncertain, weak, or protracted. Subsequent receipts, if any, are credited first to the remaining principal, then to the Allowance as recoveries, and finally to unaccrued interest.

The Allowance is management's estimate of incurred credit losses inherent in our loan and lease portfolio at the balance sheet date. In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements. We maintain our Allowance at an amount we expect to be sufficient to absorb probable losses inherent in our loan and lease portfolio based on a projection of probable net loan charge-offs.

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

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call Report codes in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula ‘net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of December 31, 2018, the look back period was nine years.

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

Core Deposit Premium and Mortgage Servicing Rights

Our core deposit premium was amortized over 14 years which approximated the estimated life of the purchased deposits. 2018 was the final year of amortization. The carrying value of our core deposit premium was periodically evaluated to estimate the remaining periods of benefit. If these periods of benefit were determined to be less than the remaining amortizable life, an adjustment to reflect such shorter life would have been made.

Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify and pool our mortgage servicing rights into buckets of homogeneous characteristics. We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and is a component of mortgage banking income in the other operating income section of our consolidated statements of income. Amortization of the servicing rights is also reported as a component of mortgage banking income. Ancillary income is recorded in other income.

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

Non-Controlling Interest

Non-controlling interest was comprised of capital and undistributed profits of the member of One Hawaii HomeLoans, LLC, other than the bank. Non-controlling interest on our consolidated balance sheet at December 31, 2018 and December 31, 2017 totaled $0 and $24 thousand, respectively. One Hawaii HomeLoans, LLC was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018 .

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We use the Black-Scholes option-pricing model to determine the fair-value of stock options, and the market price of the Company's common stock at the grant date for restricted stock awards. Share-based compensation is recognized as expense over the employee's requisite service period, generally defined as the vesting period. For awards with graded vesting, we recognize compensation expense on a straight-line basis over their respective vesting period. The Company's accounting policy is to recognize forfeitures as they occur. See Note 16 - Share-Based Compensation for further discussion of our stock-based compensation.

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

Forward Foreign Exchange Contracts

We are periodically a party to a limited amount of forward foreign exchange contracts to satisfy customer needs for foreign currencies. These contracts are not utilized for trading purposes and are carried at market value, with realized gains and losses included in fees on foreign exchange.

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

Accounting Standards Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU replaces most existing revenue recognition guidance in GAAP. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which deferred the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations," ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and ASU 2016-20 "Technical Corrections and Improvements to Topic 606." Our revenue is comprised of net interest income on financial assets and financial liabilities, which is our main source of income, and other operating income. The scope of ASU 2014-09 explicitly excludes net interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. With respect to other operating income, the Company conducted a comprehensive scoping exercise to determine the revenue streams that are in scope of the guidance. This included reviewing the contracts potentially impacted by the standard in revenue streams such as deposit-related fees, merchant fees, bank card fees, interchange fees, commissions income, trust and asset management fees, foreign exchange fees, and loan placement fees. We adopted ASU 2014-09 and all subsequent amendments to the standard beginning January 1, 2018 under the modified retrospective approach. Based on our analysis, the standard required us to change how we recognize certain recurring revenue streams on a gross versus net basis. This resulted in an increase in other service charges and fees totaling $0.6 million during the year ended December 31, 2018, and the resultant increase in other operating expense-other for the same amount. These changes did not have an impact to our net income; as such a cumulative effect adjustment to opening accumulated deficit was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be recorded in accordance with legacy GAAP. Refer to Note 14 - Revenue from Contracts with Customers for further discussion on the Company's accounting policies for revenue sources within the scope of Accounting Standards Codification ("ASC") 606.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The amendments in ASU 2016-01 made targeted improvements to GAAP as follows: 1) required equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, 3) eliminated the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, 4) eliminated the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, 5) required public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, 6) required an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, 7) required separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and 8) clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU

2016-01 beginning January 1, 2018, which resulted in a reclassification of the Company's equity investment securities portfolio of $0.8 million as of December 31, 2018, from available-for-sale investment securities to equity investment securities on the Company's consolidated balance sheets. During the first quarter of 2018, the Company recorded a cumulative effect adjustment which increased opening retained earnings (or reduced opening accumulated deficit) and decreased accumulated other comprehensive income (loss) ("AOCI") by $0.1 million related to the unrealized gains on the equity investment securities portfolio and changes in the fair value of the equity investment securities portfolio are now recognized in net income. The Company's equity investment securities portfolio of $0.8 million as of December 31, 2017 has also been reclassified from available-for-sale investment securities to equity investment securities on the consolidated balance sheets to conform to the current year's presentation. The Company also engaged a third-party consultant, who used a refined calculation to determine the fair value of our loans held for investment portfolio using the exit price notion, which is included in our fair value disclosures in Note 25 - Fair Value of Financial Assets and Financial Liabilities. The refined calculation did not have a material impact on our fair value disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provided guidance on eight statement of cash flow classification issues and was intended to reduce the current and future diversity in practice described in the amendments. Current GAAP is either unclear or does not include specific guidance on the eight statement of cash flow classification issues included in ASU 2016-15. The Company adopted ASU 2016-15 effective January 1, 2018. The amendments in ASU 2016-15 did not have a material impact on the Company's financial statements.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842 Targeted Improvements)," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. During the year ended December 31, 2018, the Company engaged a software vendor to assist in the implementation of ASU 2016-02. The ASU is effective for the Company's reporting period beginning January 1, 2019. As of January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach and has recorded a ROU asset and lease liability of $55.9 million on the balance sheet for its operating leases where it is a lessee. There was no effect on the Company's leases as lessor.

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

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. Further, the Company has engaged a third party economic forecasting service to utilize in developing the Company's reasonable and supportable forecasts under CECL. Finally, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will: 1) improve the transparency of information about an entity’s risk management activities and 2) simplify the application of hedge accounting. The ASU allows an entity that qualifies for the last-of-layer method to reclassify securities from the held-to-maturity category to the available-for-sale category. The ASU is effective for the the Company's reporting period beginning on January 1, 2019. As of January 1, 2019, the Company adopted ASU 2017-12 and has transferred all of its held-to-maturity securities to available-for-sale. The ASU did not have a material impact on our current derivative activities.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The ASU is part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The ASU modifies disclosure requirements on fair value measurements in Topic 820, specifically requiring more information be disclosed on the significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for the Company's reporting period beginning January 1, 2020. Early adoption is permitted. Based on preliminary evaluation, the ASU will not have a material impact on disclosures in our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." Like ASU 2018-13, this ASU is part of the FASB's disclosure framework project. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for the Company's reporting period beginning January 1, 2021. Early adoption is permitted. Based on preliminary evaluation, the ASU will not have a material impact on disclosures in our consolidated financial statements.

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

Reclassifications

In addition to the reclassifications related to our investments in LIHTC partnerships discussed above, the Company's equity investment securities in the prior year have been reclassified from available-for-sale investment securities on the consolidated balance sheets to conform to the current year's presentation in accordance with ASU 2016-01, "Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities." The reclassification had no impact on the Company's reported net income or shareholders' equity.

2. RESERVE REQUIREMENTS

The bank is required by the Federal Reserve Bank of San Francisco to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2018 and 2017 was $62.9 million and $63.4 million, respectively.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of our investment securities portfolio as of December 31, 2018 and 2017 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2018
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	$83,436	$19	$(3,174)	$80,281
Commercial - U.S. GSEs	65,072	—	(1,081)	63,991
Total held-to-maturity investment securities	$148,508	$19	$(4,255)	$144,272

Available-for-Sale:
Debt securities:
States and political subdivisions	$174,114	$1,035	$(1,475)	$173,674
Corporate securities	55,259	—	(410)	54,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,257	—	(683)	32,574
Mortgage-backed securities:
Residential - U.S. GSEs	736,175	369	(19,492)	717,052
Residential - Non-government sponsored entities ("Non-GSEs")	41,245	337	(464)	41,118
Commercial - U.S. GSEs and agencies	53,014	—	(1,531)	51,483
Commercial - Non-GSEs	134,867	1,013	(1,152)	134,728
Total available-for-sale investment securities	$1,227,931	$2,754	$(25,207)	$1,205,478

Equity securities	$826	$—	$—	$826

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2017
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	$100,279	$106	$(2,222)	$98,163
Commercial - U.S. GSEs	91,474	—	(436)	91,038
Total held-to-maturity investment securities	$191,753	$106	$(2,658)	$189,201

Available-for-Sale:
Debt securities:
States and political subdivisions	$178,459	$2,041	$(719)	$179,781
Corporate securities	73,772	582	(76)	74,278
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,519	60	(69)	25,510
Mortgage-backed securities:
Residential - U.S. GSEs	808,242	2,230	(9,789)	800,683
Residential - Non-government sponsored entities ("Non-GSEs")	45,679	1,084	—	46,763
Commercial - U.S. GSEs and agencies	40,012	—	(287)	39,725
Commercial - Non-GSEs	135,058	2,461	(193)	137,326
Total available-for-sale investment securities	$1,306,741	$8,458	$(11,133)	$1,304,066

Equity securities	$825	$—	$—	$825

As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-01 beginning January 1, 2018, which resulted in a reclassification of the Company's equity investment securities portfolio of $0.8 million and $0.8 million as of December 31, 2018 and December 31, 2017, respectively, from available-for-sale investment securities to equity investment securities on the Company's consolidated balance sheets. During the first quarter of 2018, the Company recorded a cumulative effect adjustment which increased opening retained earnings (or reduced opening accumulated deficit) and decreased AOCI by $0.1 million related to the unrealized gains on the equity investment securities portfolio. Changes in the fair value of the equity investment securities portfolio are now recognized in net income.

The amortized cost and estimated fair value of our investment securities at December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	$83,436	$80,281
Commercial - U.S. GSEs	65,072	63,991
Total held-to-maturity investment securities	$148,508	$144,272

Available-for-Sale:
Due in one year or less	$65,470	$65,485
Due after one year through five years	95,013	94,653
Due after five years through ten years	48,081	47,809
Due after ten years	54,066	53,150
Mortgage-backed securities
Residential - U.S. GSEs	736,175	717,052
Residential - Non-government sponsored entities ("Non-GSEs")	41,245	41,118
Commercial - U.S. GSEs and agencies	53,014	51,483
Commercial - Non-GSEs	134,867	134,728
Total available-for-sale investment securities	$1,227,931	$1,205,478

Equity securities	$826	$826

In the fourth quarter of 2018, we sold two available-for-sale corporate securities totaling $10.0 million at a gross realized loss on sale of $0.3 million.

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

Investment securities of $0.98 billion and $1.08 billion at December 31, 2018 and 2017, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 336 and 223 securities in an unrealized or unrecognized loss position at December 31, 2018 and 2017, respectively. The following table summarizes securities which were in an unrealized or unrecognized loss position at December 31, 2018 and 2017, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2018
Debt securities:
States and political subdivisions	$38,099	$(157)	$49,505	$(1,318)	$87,604	$(1,475)
Corporate securities	49,729	(250)	5,120	(160)	54,849	(410)
U.S. Treasury obligations and direct obligations of U.S Government agencies	30,029	(613)	2,545	(70)	32,574	(683)

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	88,957	(1,229)	666,685	(21,437)	755,642	(22,666)
Residential - Non-government sponsored entities ("Non-GSEs").	—	—	24,515	(464)	24,515	(464)
Commercial - U.S. GSEs and agencies	13,973	(247)	101,500	(2,365)	115,473	(2,612)
Commercial - Non-GSEs	33,847	(233)	46,680	(919)	80,527	(1,152)
Total temporarily impaired securities	$254,634	$(2,729)	$896,550	$(26,733)	$1,151,184	$(29,462)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2017
Debt securities:
States and political subdivisions	$53,811	$(305)	$15,403	$(414)	$69,214	$(719)
Corporate securities	—	—	5,307	(76)	5,307	(76)
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,740	(69)	—	—	10,740	(69)

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	335,883	(3,372)	340,219	(8,639)	676,102	(12,011)
Commercial - U.S. GSEs and agencies	130,763	(723)	—	—	130,763	(723)
Commercial - Non-GSEs	28,490	(193)	—	—	28,490	(193)
Total temporarily impaired securities	$559,687	$(4,662)	$360,929	$(9,129)	$920,616	$(13,791)

The unrealized losses on the Company's investment securities are primarily attributable to changes in interest rates and volatility in the credit and financial markets. Investment securities are evaluated on at least a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer, and for mortgage related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security. All of these investment securities continue to be investment grade rated by one or more major rating agencies. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider our investments to be other-than-temporarily impaired.

Visa and MasterCard Class B Common Stock

As of December 31, 2018, the Company owned 34,631 shares and 11,170 shares of Class B common stock of Visa, Inc. ("Visa") and MasterCard, Inc. ("MasterCard"), respectively. Due to transfer restrictions and the lack of readily determinable fair values of Class B common stock of Visa and MasterCard, the Company chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Commercial, financial and agricultural	$581,177	$503,738
Real estate:
Construction	67,269	64,525
Residential mortgage	1,424,384	1,337,193
Home equity	468,966	412,230
Commercial mortgage	1,041,685	979,239
Consumer	492,268	470,819
Leases	124	362
Subtotal	4,075,873	3,768,106
Net deferred costs	2,493	2,509
Total loans and leases	$4,078,366	$3,770,615

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment's predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial, financial and agricultural (and leases) segment's predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The consumer segment's predominant risk characteristics are employment and income levels as they relate to the consumer.

During the year ended December 31, 2018, we foreclosed on one portfolio loan with a carrying value of $40 thousand, which was sold at a small premium to book value. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2018. In addition, we did not sell any other portfolio loans during the year ended December 31, 2018.

In 2018, we purchased an auto loan portfolio totaling $20.6 million which included a $0.1 million premium over the $20.5 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 63 months and a weighted average yield, net of the premium paid and servicing costs, of 3.89%. In 2018, we also purchased an unsecured consumer loan portfolio totaling $38.0 million, which represented the outstanding balance at the time of purchase. At the time of purchase, the unsecured consumer loans had a weighted average remaining term of 41 months and a weighted average yield, net of servicing costs, of 6.99%.

In 2017, we purchased three auto loan portfolios totaling $83.8 million, which included a $2.3 million premium over the $81.4 million outstanding balance. At the time of purchase, the auto loan portfolios had a weighted average remaining term of 70 months.

During the year ended December 31, 2017, we foreclosed on one portfolio loan with a carrying value of $0.1 million. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2017. In addition, we did not sell any portfolio loans during the year ended December 31, 2017.

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. As of December 31, 2018 and December 31, 2017, related party loan balances were $34.0 million and $32.2 million, respectively.

Impaired Loans

The following tables present by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company's impairment method as of December 31, 2018 and 2017:

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,027	1,202	14,349	3,788	13,358	7,192	—	47,916
Total ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916

Loans and leases:
Individually evaluated for impairment	$220	$2,273	$10,075	$275	$2,348	$—	$—	$15,191
Collectively evaluated for impairment	580,957	64,996	1,414,309	468,691	1,039,337	492,268	124	4,060,682
Subtotal	581,177	67,269	1,424,384	468,966	1,041,685	492,268	124	4,075,873
Net deferred costs (income)	483	(342)	3,821	—	(1,407)	(62)	—	2,493
Total ending balance	$581,660	$66,927	$1,428,205	$468,966	$1,040,278	$492,206	$124	$4,078,366

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2017
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,594	1,835	14,328	3,317	16,801	6,126	—	50,001
Total ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001

Loans and leases:
Individually evaluated for impairment	$491	$2,597	$13,862	$416	$3,914	$—	$—	$21,280
Collectively evaluated for impairment	503,247	61,928	1,323,331	411,814	975,325	470,819	362	3,746,826
Subtotal	503,738	64,525	1,337,193	412,230	979,239	470,819	362	3,768,106
Net deferred costs (income)	281	(285)	4,028	—	(1,442)	(73)	—	2,509
Total ending balance	$504,019	$64,240	$1,341,221	$412,230	$977,797	$470,746	$362	$3,770,615

The following table presents by class, impaired loans as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial and agricultural	$330	$220	$—	$602	$491	$—
Real estate:
Construction	3,076	2,273	—	7,947	2,597	—
Residential mortgage	11,019	10,075	—	14,920	13,862	—
Home equity	275	275	—	416	416	—
Commercial mortgage	2,348	2,348	—	3,914	3,914	—
Total impaired loans with no related Allowance recorded	17,048	15,191	—	27,799	21,280	—
Total impaired loans	$17,048	$15,191	$—	$27,799	$21,280	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans during the years ended December 31, 2018, 2017 and 2016:

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial and agricultural	$435	$24	$1,272	$24	$1,891	$10
Real estate:
Construction	2,436	111	2,760	99	3,509	123
Residential mortgage	12,681	662	17,122	1,843	21,809	236
Home equity	482	—	1,213	69	472	17
Commercial mortgage	3,368	179	4,893	313	8,537	321
Total	$19,402	$976	$27,260	$2,348	$36,218	$707

For the years ended December 31, 2018, 2017 and 2016, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the years ended December 31, 2018, 2017 and 2016, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.7 million and $40 thousand of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2018 and 2017, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of December 31, 2018 and 2017:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2018
Commercial, financial and agricultural	$1,348	$162	$—	$—	$1,510	$580,150	$581,660
Real estate:
Construction	—	—	—	—	—	66,927	66,927
Residential mortgage	3,966	157	—	2,048	6,171	1,422,034	1,428,205
Home equity	433	104	298	275	1,110	467,856	468,966
Commercial mortgage	—	—	—	—	—	1,040,278	1,040,278
Consumer	2,340	872	238	—	3,450	488,756	492,206
Leases	—	—	—	—	—	124	124
Total	$8,087	$1,295	$536	$2,323	$12,241	$4,066,125	$4,078,366

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2017
Commercial, financial and agricultural	$410	$355	$—	$—	$765	$503,254	$504,019
Real estate:
Construction	—	—	—	—	—	64,240	64,240
Residential mortgage	4,037	2,127	49	2,280	8,493	1,332,728	1,341,221
Home equity	105	264	—	416	785	411,445	412,230
Commercial mortgage	—	—	—	79	79	977,718	977,797
Consumer	2,126	1,056	515	—	3,697	467,049	470,746
Leases	—	—	—	—	—	362	362
Total	$6,678	$3,802	$564	$2,775	$13,819	$3,756,796	$3,770,615

Interest income totaling $1.2 million, $2.6 million, and $0.6 million was recognized on nonaccrual loans, including loans held for sale, in 2018, 2017 and 2016, respectively. Additional interest income of $0.4 million, $0.4 million, and $1.2 million would have been recognized in 2018, 2017 and 2016, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.7 million, $0.8 million, and $1.3 million was collected and recognized on charged-off loans in 2018, 2017 and 2016, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2018 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. At December 31, 2017, TDRs included in nonperforming assets consisted of six loans with a combined principal balance of $0.6 million.

There were $12.9 million of TDRs still accruing interest at December 31, 2018, none of which were more than 90 days delinquent. At December 31, 2017, there were $12.6 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2018 and 2017.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	3	$575	$—
Total	3	$575	$—

	Year Ended December 31, 2017
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	3	$104	$—
Total	3	$104	$—

	Year Ended December 31, 2016
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	3	$282	$—
Total	3	$282	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2018, 2017 and 2016.

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following tables present by class and credit indicator, the recorded investment in the Company's loans and leases as of December 31, 2018 and 2017:

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2018
Commercial, financial and agricultural	$552,706	$7,961	$20,510	$—	$581,177	$483	$581,660
Real estate:
Construction	67,269	—	—	—	67,269	(342)	66,927
Residential mortgage	1,422,240	—	2,144	—	1,424,384	3,821	1,428,205
Home equity	468,394	—	572	—	468,966	—	468,966
Commercial mortgage	1,029,581	10,412	1,692	—	1,041,685	(1,407)	1,040,278
Consumer	492,030	—	80	158	492,268	(62)	492,206
Leases	124	—	—	—	124	—	124
Total	$4,032,344	$18,373	$24,998	$158	$4,075,873	$2,493	$4,078,366

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2017
Commercial, financial and agricultural	$474,995	$7,543	$21,200	$—	$503,738	$281	$504,019
Real estate:
Construction	55,646	8,879	—	—	64,525	(285)	64,240
Residential mortgage	1,334,760	—	2,433	—	1,337,193	4,028	1,341,221
Home equity	411,814	—	416	—	412,230	—	412,230
Commercial mortgage	955,865	12,735	10,639	—	979,239	(1,442)	977,797
Consumer	470,243	—	305	271	470,819	(73)	470,746
Leases	362	—	—	—	362	—	362
Total	$3,703,685	$29,157	$34,993	$271	$3,768,106	$2,509	$3,770,615

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$—	$50,001
Provision (credit) for loan and lease losses	2,082	(6,392)	(183)	444	(3,495)	6,420	—	—	(1,124)
	9,676	(4,557)	14,145	3,761	13,306	12,546	—	—	48,877
Charge-offs	2,852	—	—	—	—	7,323	—	—	10,175
Recoveries	1,203	5,759	204	27	52	1,969	—	—	9,214
Net charge-offs (recoveries)	1,649	(5,759)	(204)	(27)	(52)	5,354	—	—	961
Ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$—	$47,916

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$—	$56,631
Provision (credit) for loan and lease losses	(705)	(2,558)	(1,533)	(229)	(2,460)	4,811	—	—	(2,674)
	7,932	1,666	13,522	3,273	16,644	10,920	—	—	53,957
Charge-offs	1,704	—	73	—	—	6,294	—	—	8,071
Recoveries	1,366	169	879	44	157	1,500	—	—	4,115
Net charge-offs (recoveries)	338	(169)	(806)	(44)	(157)	4,794	—	—	3,956
Ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$—	$50,001

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Unallocated	Total
	(Dollars in thousands)
Year ended December 31, 2016
Beginning balance	$6,905	$8,454	$14,642	$3,096	$21,847	$6,230	$—	$2,140	$63,314
Provision (credit) for loan and lease losses	1,217	(4,363)	(282)	391	(3,558)	3,218	—	(2,140)	(5,517)
	8,122	4,091	14,360	3,487	18,289	9,448	—	—	57,797
Charge-offs	1,599	—	—	—	209	5,054	—	—	6,862
Recoveries	2,114	133	695	15	1,024	1,715	—	—	5,696
Net charge-offs	(515)	(133)	(695)	(15)	(815)	3,339	—	—	1,166
Ending balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$—	$56,631

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of year	$—	$—	$51
Provision for loan and lease losses	—	—	—
Other changes	—	—	(51)
Balance, end of year	$—	$—	$—

The amounts included in other changes above represent net charge-offs and net transfers of allocated allowances for loans and leases that were not classified as impaired for the entire year. At December 31, 2018 and 2017, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan's observable market price, or the net present value of future cash flows, as appropriate.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$8,309	$8,309
Office buildings and improvements	102,398	100,314
Furniture, fixtures and equipment	37,586	37,132
Gross premises and equipment	148,293	145,755
Accumulated depreciation and amortization	(103,008)	(97,407)
Net premises and equipment	$45,285	$48,348

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net occupancy	$3,527	$3,880	$4,097
Equipment	2,761	2,561	1,952
Total	$6,288	$6,441	$6,049

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries as of December 31, 2018 and 2017 consisted of the following components:

	December 31,
	2018	2017
	(Dollars in thousands)
Investments in low income housing tax credit partnerships	$11,603	$3,608
Investments in common securities of statutory trusts	2,169	2,792
Investments in affiliates	182	634
Other	54	54
Total	$14,008	$7,088

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2018 and 2017, the Company had $8.3 million and $2.6 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$4,634
2020	3,466
2021	94
2022	10
2023	10
Thereafter	70
Total commitments	$8,284

Prior to 2018, the Company's investments in LIHTC partnerships were accounted for using the cost method. In 2018, the Company voluntarily changed its accounting policy for LIHTC partnerships from the cost method to the proportional amortization method using the practical expedient available under ASC 323, "Investments - Equity Method and Joint Ventures", which permits an investor to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor. The Company believes the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits. In addition to a change in the timing of the recognition of amortization expense on LIHTC investments, amortization expense on LIHTC investments is now reflected in the income tax expense line, which provides users a better understanding of the nature of the returns of such investments, instead of in other operating expenses on the consolidated statements of income. Prior period results were adjusted to reflect this change in accounting policy. See Note 1 - Summary of Significant Accounting Policies to our consolidated financial statements for further discussion of the change in accounting policy applied to these investments.

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,005	$744	$1,045
Federal and state tax credits recognized in income tax expense	759	919	1,174

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in our core deposit premium and mortgage servicing rights for the periods presented:

	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance as of December 31, 2015	$7,355	$17,797	$25,152
Additions	—	3,048	3,048
Amortization	(2,675)	(5,066)	(7,741)
Balance as of December 31, 2016	$4,680	$15,779	$20,459
Additions	—	2,352	2,352
Amortization	(2,674)	(2,288)	(4,962)
Balance as of December 31, 2017	$2,006	$15,843	$17,849
Additions	—	1,612	1,612
Amortization	(2,006)	(1,859)	(3,865)
Balance as of December 31, 2018	$—	$15,596	$15,596

The gross carrying value, accumulated amortization, and net carrying value related to our core deposit premium and mortgage servicing rights as of December 31, 2018 and 2017 are presented below:

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(42,636)	$2,006
Mortgage servicing rights	66,013	(50,417)	15,596	64,401	(48,558)	15,843
Total	$110,655	$(95,059)	$15,596	$109,043	$(91,194)	$17,849

Our core deposit premium as of December 31, 2018 has been fully amortized. Based on our mortgage servicing rights held as of December 31, 2018, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31:
2019	$1,615
2020	1,315
2021	1,100
2022	931
2023	781
Thereafter	9,854
Total	$15,596

 We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $1.6 million, $2.4 million, and $3.0 million in 2018, 2017 and 2016, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify and pool our mortgage servicing rights into buckets of homogeneous characteristics.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Fair market value, beginning of period	$17,161	$18,087
Fair market value, end of period	17,696	17,161
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	14.5%	16.0%

Loans serviced for others as of December 31, 2018 and 2017 totaled $2.01 billion and $2.08 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2018 and December 31, 2017.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2018, we were a party to interest rate lock and forward sale commitments on $2.2 million and $8.5 million of mortgage loans, respectively. At December 31, 2017, we were a party to interest rate lock and forward sale commitments on $2.5 million and $18.7 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
hedging instruments	Location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$11	$35	$95	$49

The following table presents the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	$(70)

Year ended December 31, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(156)

Year ended December 31, 2016
Interest rate lock and forward sale commitments	Mortgage banking income	83

10. DEPOSITS

The Company had $1.1 billion of total time deposits as of December 31, 2018 and 2017. Contractual maturities of total time deposits as of December 31, 2018 were as follows (dollars in thousands):

Year Ending December 31:
2019	$962,038
2020	88,258
2021	32,217
2022	12,900
2023	11,472
Thereafter	370
Total	$1,107,255

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $832.3 million and $871.3 million at December 31, 2018 and 2017, respectively.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2018 were as follows:

(Dollars in thousands)
Three months or less	$585,830
Over three months through six months	94,944
Over six months through twelve months	83,107
2020	44,561
2021	19,213
2022	2,525
2023	2,084
Thereafter	—
Total	$832,264

At December 31, 2018 and 2017, overdrawn deposit accounts totaling $0.9 million and $0.7 million have been reclassified as loans on the consolidated balance sheets.

11. SHORT-TERM BORROWINGS

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.43 billion line of credit, of which $1.18 billion remained available as of December 31, 2018. At December 31, 2018, short-term borrowings under this arrangement totaled $197.0 million. At December 31, 2017, short-term borrowings under this arrangement totaled $32.0 million.

At December 31, 2018 and 2017, our bank had additional unused borrowings available at the Federal Reserve discount window of $73.9 million and $73.0 million, respectively. As of December 31, 2018 and 2017, certain commercial real estate and commercial loans with a carrying value totaling $123.3 million and $129.2 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings were $1.2 million, $0.2 million and $0.6 million in 2018, 2017 and 2016, respectively.

A summary of our short-term borrowings as of December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amount outstanding at December 31	$197,000	$32,000	$135,000
Average amount outstanding during year	50,630	15,531	110,928
Highest month-end balance during year	197,000	69,000	226,000
Weighted average interest rate on balances outstanding at December 31	2.59%	1.63%	0.74%
Weighted average interest rate during year	2.44%	1.18%	0.52%

12. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of FHLB advances and subordinated debentures totaling $122.2 million and $92.8 million at December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
	(Dollars in thousands)
FHLB advances	$50,000	$—
Subordinated debentures	72,166	92,785
Total	$122,166	$92,785

FHLB Advances

FHLB long-term advances outstanding totaled $50.0 million as of December 31, 2018. There were no FHLB long-term advances outstanding as of December 31, 2017. At December 31, 2018, our bank had FHLB advances available of approximately $1.18 billion, which was secured by certain real estate loans with a carrying value of $2.29 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. Interest expense on FHLB long-term advances was $0.2 million in 2018. There was no interest expense on long-term FHLB advances in 2017 and 2016.

Subordinated Debentures

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II, a Delaware statutory trust ("Trust II") and CPB Statutory Trust III, a Delaware statutory trust ("Trust III"). Trust II issued $20.0 million in floating rate trust preferred securities bearing an interest rate of three-month London Interbank Offered Rate ("LIBOR") plus 2.85% and maturing on October 7, 2033. The principal assets of Trust II are $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. Trust II issued $0.6 million of common securities to the Company.

On November 13, 2018, the Company submitted a notice to the trustee and security holder to redeem, in whole and at par, the $20.0 million of trust preferred securities issued by Trust II. The trust preferred securities were redeemed, along with the $0.6 million in common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the Company's outstanding floating rate junior subordinated debentures held by Trust II, which underlay the trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture and occurred on January 7, 2019. The redemption price for the floating rate junior subordinated debentures was equal to 100% of the principal amount plus accrued interest, up to, but not including, the redemption date. The proceeds from the redemption of the floating rate junior subordinated debentures was simultaneously applied to redeem all of the outstanding floating rate trust preferred securities at a price of 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company received all necessary regulatory approvals for the redemption. The redemption was funded with excess cash currently available to the Company.

On December 17, 2018, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust III bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The redemption price was price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust III and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust III, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture.

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV ("Trust IV"). Trust IV issued $30.0 million in floating rate trust preferred securities bearing an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust IV trust preferred securities. Trust IV issued $0.9 million of common securities to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V ("Trust V"). Trust V issued $20.0 million in floating rate trust preferred securities bearing an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust V trust preferred securities. Trust V issued $0.6 million of common securities to the Company.

The Company is not considered the primary beneficiary of Trusts II, III, IV and V, therefore the trusts are not considered a variable interest entity and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investment in the common securities of the trusts are included in investment in unconsolidated subsidiaries in the Company's consolidated balance sheets.

The floating rate trust preferred securities, the junior subordinated debentures that are the assets of Trusts IV and V and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The subordinated debentures may be included in Tier 1 capital, with certain limitations applicable, under current regulatory guidelines and interpretations.

At December 31, 2018, future principal payments on long-term debt based on redemption date or final maturity are as follows (in thousands):

Year Ending December 31:
2019	$20,619
2020	25,000
2021	25,000
2022	—
2023	—
Thereafter	51,547
Total	$122,166

13. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2018, the bank had Statutory Retained Earnings of $46.6 million.

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

In January 2016, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2016 Repurchase Plan"). The 2016 Repurchase Plan replaces and supersedes in its entirety the 2014 Repurchase Plan previously approved by the Company's Board of Directors. In the year ended December 31, 2016, 796,822 shares of common stock, at a cost of $18.2 million, were repurchased under the 2016 Repurchase Plan.

In January 2017, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaced and superseded in its entirety the 2016 Repurchase Plan previously approved by the Company's Board of Directors. In January 2017, prior to the 2017 Repurchase Plan being approved, 1,750 shares of common stock, at a cost of $0.1 million, were repurchased under the 2016 Repurchase Plan.

In November 2017, the Board of Directors authorized an increase in the share repurchase program authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). There is no expiration date on the Repurchase Plan. In the year ended December 31, 2017, 862,733 shares of common stock, at a cost of $26.5 million, were repurchased under the Repurchase Plan.

In the year ended December 31, 2018, 1,155,157 shares of common stock, at a cost of $32.8 million, were repurchased under the Repurchase Plan.

A total of $20.7 million remained available for repurchase under the Repurchase Plan at December 31, 2018.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the period presented:

Year Ended December 31,
(dollars in thousands)	2018
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$8,406
Other service charges and fees	11,078
Income on fiduciary activities	4,245
Net gain on sales of foreclosed assets	—
Fees on foreign exchange	110
Loan placement fees	747
In-scope other operating income	24,586
Out-of-scope other operating income	14,218
Total other operating income	$38,804

15. MORTGAGE BANKING INCOME
Noninterest income from the Company's mortgage banking activities include the following components for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Mortgage banking income:
Loan servicing fees	$5,159	$5,337	$5,421
Amortization of mortgage servicing rights	(1,859)	(2,288)	(5,066)
Net gain on sale of residential mortgage loans	4,085	4,069	7,631
Unrealized gain (loss) on interest rate locks	(70)	(156)	83
Total mortgage banking income	$7,315	$6,962	$8,069

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$3,787	$3,266	$3,094
Directors stock awards	255	150	97
Income tax benefit	(1,227)	(1,903)	(1,269)
Net share-based compensation effect	$2,815	$1,513	$1,922

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. During 2018 and 2017, the Company recorded an income tax benefit of $0.1 million and $0.5 million, respectively, as a result of restricted stock units vesting during the year.

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

As of December 31, 2018, 2017 and 2016, a total of 1,468,137, 1,567,912 and 1,671,752 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected dividend—The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2018	160,259	$19.22
Changes during the year:
Granted	—	—
Exercised	(10,940)	14.31
Expired	(1,549)	377.60
Forfeited	(126)	79.00
Stock options outstanding as of December 31, 2018	147,644	15.77	3.3	$1,449

Vested and exercisable as of December 31, 2018	147,644	15.77	3.3	1,449

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2018.

During the years ended December 31, 2018 and 2016, the aggregate intrinsic value of options exercised under our stock option plan determined as of the date of exercise was $0.2 million and $0.8 million, respectively. There were no options exercised during the year ended December 31, 2017.

As of December 31, 2018, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

As of December 31, 2018, all shares have been vested. There were no shares that vested in 2018. The total fair value of options vested during the years ended December 31, 2017 and 2016 was $0.5 million, and $0.4 million, respectively.

No stock options were granted during the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018, there was $6.1 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.3 years.

The table below presents the activity of restricted stock awards and units for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During The Year (in thousands)
Unvested as of December 31, 2015	463,917	$17.41

Changes during the year:
Granted	296,078	23.65
Forfeited	(66,972)	20.97
Vested	(255,326)	15.83	$5,806
Unvested as of December 31, 2016	437,697	22.01

Changes during the year:
Granted	126,204	31.35
Forfeited	(31,570)	24.89
Vested	(134,780)	19.81	4,224
Unvested as of December 31, 2017	397,551	25.49

Changes during the year:
Granted	118,846	29.47
Forfeited	(25,481)	27.39
Vested	(128,191)	24.59	3,763
Unvested as of December 31, 2018	362,725	26.98

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$23,471	$23,677
Interest cost	796	926
Actuarial (gains) losses	(1,714)	752
Benefits paid	(1,807)	(1,884)
Benefit obligation at end of the year	20,746	23,471

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	22,832	18,539
Actual return on plan assets	(1,151)	2,177
Employer contributions	—	4,000
Benefits paid	(1,807)	(1,884)
Fair value of plan assets at end of year	19,874	22,832

Funded status at end of year	$(872)	$(639)

Amounts recognized in AOCI:
Net actuarial losses	$(8,137)	$(8,472)

Benefit obligation actuarial assumptions:
Weighted average discount rate	4.2%	3.6%

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost:
Interest cost	$796	$926	$1,374
Expected return on plan assets	(1,206)	(1,036)	(1,542)
Amortization of net actuarial losses	979	1,191	1,548
Settlement	—	—	3,847
Net periodic benefit cost	$569	$1,081	$5,227

Net periodic cost actuarial assumptions:
Weighted average discount rate	3.6%	4.1%	4.3%
Expected long-term rate of return on plan assets	5.5%	5.5%	6.0%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2019 is approximately $1.0 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2018	2017
Equity securities	48.4%	53.9%
Debt securities	46.9	42.3
Other	4.7	3.8
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2018 and 2017.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2018 and 2017 by asset category were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2018
Money market accounts	$931	$—	$—	$931
Mutual funds	10,537	—	—	10,537
Government obligations	—	2,192	—	2,192
Common stocks	4,122	—	—	4,122
Preferred stocks	146	—	—	146
Corporate bonds and debentures	—	1,946	—	1,946
Total	$15,736	$4,138	$—	$19,874

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2017
Money market accounts	$858	$—	$—	$858
Mutual funds	12,258	—	—	12,258
Government obligations	—	1,942	—	1,942
Common stocks	5,509	—	—	5,509
Preferred stocks	176	—	—	176
Corporate bonds and debentures	—	2,089	—	2,089
Total	$18,801	$4,031	$—	$22,832

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2019.

Estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2019	$1,791
2020	1,759
2021	1,713
2022	1,651
2023	1,606
2024-2028	6,997
Total	$15,517

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

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,219	$10,292
Interest cost	389	429
Actuarial (gains) losses	(907)	1,708
Benefits paid	(346)	(1,210)
Benefit obligation at end of year	10,355	11,219

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	346	1,209
Benefits paid	(346)	(1,209)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(10,355)	$(11,219)

Amounts recognized in AOCI
Net transition obligation	$(82)	$(100)
Prior service cost	(31)	(49)
Net actuarial losses	(1,082)	(2,163)
Total amounts recognized in AOCI	$(1,195)	$(2,312)

Benefit obligation actuarial assumptions
Weighted average discount rate	4.2%	3.5%

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$389	$429	$465
Amortization of net actuarial (gains) losses	174	102	51
Amortization of net transition obligation	18	18	17
Amortization of prior service cost	18	18	18
Settlement	—	138	—
Net periodic benefit cost	$599	$705	$551

Net periodic cost actuarial assumptions
Weighted average discount rate	3.5%	4.1%	4.4%

The estimated amortization of components included in AOCI that will be recognized into net periodic benefit cost for 2019 is as follows (in thousands):

Amortization of net actuarial losses	$174
Amortization of net transition obligation	18
Amortization of prior service cost	18

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.3 million to the SERP in 2019.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows (in thousands):

Year Ending December 31:
2019	$330
2020	325
2021	314
2022	307
2023	299
2024-2028	3,621
Total	$5,196

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

We match 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $2.1 million, $2.1 million and $2.0 million in 2018, 2017 and 2016, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2018, 2017 and 2016.

19. OPERATING LEASES

We lease certain property and equipment with lease terms expiring through 2045. In most instances, the property leases provide for the renegotiation of rental terms at fixed intervals, and generally contain renewal options for periods ranging from five to 15 years.

Net rent expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Rent expense charged to net occupancy	$8,578	$8,318	$8,700
Less: sublease income	(41)	(43)	(43)
Net rent expense charged to net occupancy	8,537	8,275	8,657
Add: rent expense charged to equipment expense	12	15	19
Total net rent expense	$8,549	$8,290	$8,676

The following is a schedule of future minimum rental commitments for all non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2018 (in thousands):

Year Ending December 31:
2019	$6,667
2020	6,083
2021	5,521
2022	4,827
2023	3,203
Thereafter	17,423
Total	$43,724

In addition, the Company, as lessor, leases certain properties that it owns. The following is a schedule of future minimum rental income for those non-cancellable operating leases that had initial lease terms in excess of one year at December 31, 2018 (in thousands):

Year Ending December 31:
2019	$1,956
2020	1,720
2021	1,803
2022	1,234
2023	434
Thereafter	357
Total	$7,504

In instances where the lease calls for a renegotiation of rental payments, the lease rental payment in effect prior to renegotiation was used throughout the remaining lease term.

20. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current expense:
Federal	$10,812	$2,471	$1,850
State	72	(81)	(4)
Total current	10,884	2,390	1,846
Deferred expense:
Federal	2,137	27,263	19,842
State	5,737	4,943	4,585
Total deferred	7,874	32,206	24,427
Provision for income taxes	$18,758	$34,596	$26,273

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law making significant changes to the U.S. federal tax code. The most impactful, as related to the Company, included a decrease in the current U.S. federal corporate tax rate from 35% to 21% for the year beginning January 1, 2018. In the year ended December 31, 2017, the Company recorded additional income tax expense of $7.4 million related to the estimated impact of Tax Reform on the Company's net deferred tax assets ("DTA"). In 2018, the Company recorded an income tax benefit of $1.5 million related to the finalization of the impact of Tax Reform, which also included the impact of a tax method change for software development and prepaid expenses that was filed in 2018.

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$16,430	$26,270	$25,260
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(808)	(1,387)	(1,410)
Other tax-exempt income	(445)	(1,186)	(940)
Low-income housing and energy tax credits	35	(594)	(129)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	4,756	3,348	3,256
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	140	570	(52)
Impact of Tax Reform on net deferred tax assets	(1,542)	7,440	—
Other, net	192	135	288
Total	$18,758	$34,596	$26,273

See Note 1 - Summary of Significant Accounting Policies for discussion of the accounting policy change from the cost method to the proportional amortization method for our LIHTC investments, the effects of which are now reported on the income tax expense line in the consolidated statements of income and are included in the low-income housing and energy tax credits line above.

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes this will result in an excess tax benefit. ASU 2016-09, “Compensation-Stock

Compensation (718) Improvements to Employee Share-Based Payment Accounting” requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional paid-in capital to offset current-period and subsequent-period tax deficiencies. Effective January 1, 2017, the Company adopted ASU 2016-09. An income tax benefit of $0.1 million and $0.5 million was recorded during the years ended December 31, 2018 and 2017, respectively, as a result of share awards vesting/exercised during the year. These amounts are included in the Other, net line in the table above.

At December 31, 2018, there was $1.2 million of current federal income tax payable, compared to a $6.7 million receivable at December 31, 2017. Current state income taxes payable were $72 thousand, compared to a $6 thousand receivable at December 31, 2018 and 2017, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets
Allowance for loan and lease losses	$10,112	$10,622
Accrued expenses	1,517	294
Employee retirement benefits	2,595	2,784
Federal and state tax credit carryforwards	7,728	12,473
State net operating loss carryforwards	3,291	3,306
Restricted stock and non-qualified stock options	1,001	661
Premises and equipment	3,157	3,633
Other	3,485	3,169
Total deferred tax assets	32,886	36,942

Deferred tax liabilities
Intangible assets	4,189	4,785
Other	3,698	2,343
Total deferred tax liabilities	7,887	7,128

Less: Deferred tax valuation allowance	3,461	3,321

Net deferred tax assets	$21,538	$26,493

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

As of December 31, 2018, the valuation allowance on our net DTA totaled $3.5 million, of which $3.3 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on a Hawaii capital loss carry forward balance of $4.9 million that we do not expect to be able to utilize. The net change in the valuation allowance was an increase of $0.1 million in 2018, compared to an increase of $0.6 million in 2017.

Net of this valuation allowance, the Company's net DTA totaled $21.5 million as of December 31, 2018, compared to a net DTA of $26.5 million as of December 31, 2017.

At December 31, 2018, the Company had NOL carryforwards for California state income tax purposes of $38.4 million, which are available to offset future state taxable income. California NOL carryforwards will expire if unutilized beginning in 2028.

The Company does not have any NOL carryforwards for U.S. federal or Hawaii state income tax purposes. In addition, we have gross Hawaii state tax credit carryforwards of $10.6 million that do not expire. In 2018, we utilized the remainder of our federal tax credit carryforwards.

At December 31, 2018, we have no unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2014 are closed.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(19,063)	$(5,145)	$(13,918)
Less: Reclassification adjustment for losses realized in net income	(279)	(75)	(204)
Net unrealized losses on investment securities	(19,342)	(5,220)	(14,122)

Defined benefit plans:
Net actuarial gains arising during the period	264	71	193
Amortization of net actuarial losses	1,153	329	824
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	1,453	410	1,043

Other comprehensive loss	$(17,889)	$(4,810)	$(13,079)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2017
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(838)	$(333)	$(505)
Less: Reclassification adjustment for losses realized in net income	1,410	561	849
Net unrealized gains on investment securities	572	228	344

Defined benefit plans:
Net actuarial losses arising during the period	(1,318)	(518)	(800)
Amortization of net actuarial losses	1,293	460	833
Amortization of net transition obligation	18	7	11
Amortization of prior service cost	18	7	11
Settlement	138	55	83
Defined benefit plans, net	149	11	138

Other comprehensive income	$721	$239	$482

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2016
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(7,397)	$(2,945)	$(4,452)
Less: Reclassification adjustment for losses realized in net income	—	—	—
Net unrealized losses on investment securities	(7,397)	(2,945)	(4,452)

Defined benefit plans:
Net actuarial losses arising during the period	(963)	(385)	(578)
Amortization of net actuarial losses	1,599	634	965
Amortization of net transition obligation	17	6	11
Amortization of prior service cost	18	7	11
Settlement	3,847	1,528	2,319
Defined benefit plans, net	4,518	1,790	2,728

Other comprehensive loss	$(2,879)	$(1,155)	$(1,724)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2018, 2017 and 2016:

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(13,918)	193	(13,725)
Amounts reclassified from AOCI	(204)	850	646
Net other comprehensive income (loss)	(14,122)	1,043	(13,079)
Balance at end of period	$(9,643)	$(6,450)	$(16,093)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss) before reclassifications	(505)	(800)	(1,305)
Amounts reclassified from AOCI	849	938	1,787
Net other comprehensive income (loss)	344	138	482
Balance at end of period	$5,073	$(6,112)	$(1,039)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2016
Balance at beginning of period	$9,181	$(8,978)	$203

Other comprehensive income (loss) before reclassifications	(4,452)	(578)	(5,030)
Amounts reclassified from AOCI	—	3,306	3,306
Total other comprehensive income (loss)	(4,452)	2,728	(1,724)
Balance at end of period	$4,729	$(6,250)	$(1,521)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2018, 2017 and 2016:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2018	2017	2016	Income is Presented
	(Dollars in thousands)
Sale of investment securities available for sale:
Realized losses on securities available for sale	$279	$(1,410)	$—	Net losses on sales of investment securities
Tax effect	(75)	561	—	Income tax expense
Net of tax	$204	$(849)	$—

Defined benefit plan items:
Amortization of net actuarial losses	$(1,153)	$(1,293)	$(1,599)	(1)
Amortization of net transition obligation	(18)	(18)	(17)	(1)
Amortization of prior service cost	(18)	(18)	(18)	(1)
Settlement	—	(138)	(3,847)	(1)
Total before tax	(1,189)	(1,467)	(5,481)
Tax effect	339	529	2,175	Income tax expense
Net of tax	$(850)	$(938)	$(3,306)

Total reclassifications, net of tax	$(646)	$(1,787)	$(3,306)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$59,486	$41,204	$46,992

Weighted average shares outstanding for basic earnings per share	29,409,683	30,400,511	31,008,744
Add: Dilutive effect of employee stock options and awards	200,224	237,629	216,150
Weighted average shares outstanding for diluted earnings per share	29,609,907	30,638,140	31,224,894

Basic earnings per share	$2.02	$1.36	$1.52
Diluted earnings per share	$2.01	$1.34	$1.50

There were no potentially dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2018 and 2017, compared to 1,892 potentially dilutive securities that have been excluded from the dilutive share calculation for the year ended December 31, 2016, as their effect was anti-dilutive.

23. CONTINGENT LIABILITIES AND OTHER COMMITMENTS

The Company and its subsidiaries are involved in legal actions arising in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

In the normal course of business there are outstanding contingent liabilities and other commitments such as unused letters of credit and items held for collections, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counterparties. At December 31, 2018 and 2017, we did not have any forward foreign exchange contracts.

At December 31, 2018 and 2017, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,030,322	$917,405
Standby letters of credit and financial guarantees written	13,377	13,551

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	2,158	2,494
Forward interest rate contracts	8,530	18,748

25. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans as of December 31, 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured based on the notion of entry price.

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

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2018
Financial assets:
Cash and due from financial institutions	$80,569	$80,569	$80,569	$—	$—
Interest-bearing deposits in other financial institutions	21,617	21,617	21,617	—	—
Investment securities	1,354,812	1,350,576	826	1,338,581	11,169
Loans held for sale	6,647	6,647	—	6,647	—
Loans and leases, net of allowance for loan and lease losses	4,030,450	3,938,380	—	—	3,938,380
Federal Home Loan Bank stock	16,645	N/A	N/A	N/A	N/A
Accrued interest receivable	17,000	17,000	17,000	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,436,967	1,436,967	1,436,967	—	—
Interest-bearing demand and savings deposits	2,402,268	2,402,268	2,402,268	—	—
Time deposits	1,107,255	1,099,560	—	—	1,099,560
Federal Home Loan Bank advances and other short-term borrowings	197,000	197,000	—	197,000	—
Long-term debt	122,166	118,057	—	118,057	—
Accrued interest payable (included in other liabilities)	5,051	5,051	5,051	—	—

				Fair Value Measurement Using
	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
December 31, 2018
Off-balance sheet financial instruments:
Commitments to extend credit	$1,030,322	$1,205	$1,205	$—	$1,205	$—
Standby letters of credit and financial guarantees written	13,377	201	201	—	201	—

Derivatives:
Interest rate lock commitments	2,158	11	11	—	11	—
Forward sale commitments	8,530	(95)	(95)	—	(95)	—

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017
Financial assets:
Cash and due from financial institutions	$75,318	$75,318	$75,318	$—	$—
Interest-bearing deposits in other financial institutions	6,975	6,975	6,975	—	—
Investment securities	1,496,644	1,494,092	825	1,481,473	11,794
Loans held for sale	16,336	16,336	—	16,336	—
Loans and leases, net of allowance for loan and lease losses	3,720,614	3,684,834	—	21,280	3,663,554
Federal Home Loan Bank stock	7,761	N/A	N/A	N/A	N/A
Accrued interest receivable	16,581	16,581	16,581	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,395,556	1,395,556	1,395,556	—	—
Interest-bearing demand and savings deposits	2,414,930	2,414,930	2,414,930	—	—
Time deposits	1,145,868	1,140,064	—	—	1,140,064
Federal Home Loan Bank advances and other short-term borrowings	32,000	32,000	—	32,000	—
Long-term debt	92,785	70,139	—	70,139	—
Accrued interest payable (included in other liabilities)	3,698	3,698	3,698	—	—

				Fair Value Measurement Using
	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
December 31, 2017
Off-balance sheet financial instruments:
Commitments to extend credit	$917,405	$1,140	$1,140	$—	$1,140	$—
Standby letters of credit and financial guarantees written	13,551	203	203	—	203	—

Derivatives:
Interest rate lock commitments	2,494	12	12	—	12	—
Forward sale commitments	18,748	(26)	(26)	—	(26)	—

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

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2018.

The following table below presents the the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2018
Available for sale securities:
Debt securities:
States and political subdivisions	$173,674	$—	$162,505	$11,169
Corporate securities	54,849	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	—	32,574	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	717,052	—	717,052	—
Residential - Non-government sponsored entities ("Non-GSEs")	41,118	—	41,118	—
Commercial - U.S. GSEs and agencies	51,483	—	51,483	—
Commercial - Non-GSEs	134,728	—	134,728	—
Equity securities	826	826	—	—
Derivatives: Interest rate lock and forward sale commitments	(84)	—	(84)	—
Total	$1,206,220	$826	$1,194,225	$11,169

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017
Available for sale securities:
Debt securities:
States and political subdivisions	$179,781	$—	$167,987	$11,794
Corporate securities	74,278	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,510	—	25,510	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	800,683	—	800,683	—
Residential - Non-government sponsored entities ("Non-GSEs")	46,763	—	46,763	—
Commercial - U.S. GSEs and agencies	39,725	—	39,725	—
Commercial - Non-GSEs	137,326	—	137,326	—
Equity securities	825	825	—	—
Derivatives: Interest rate lock and forward sale commitments	(14)	—	(14)	—
Total	$1,304,877	$825	$1,292,258	$11,794

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available for Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)
Balance as of December 31, 2016	$12,196
Principal payments received	(358)
Purchases	—
Unrealized net loss included in other comprehensive loss	(44)
Balance as of December 31, 2017	$11,794
Principal payments received	(373)
Purchases	—
Unrealized net loss included in other comprehensive loss	(252)
Balance as of December 31, 2018	$11,169

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $11.2 million and $11.8 million at December 31, 2018 and 2017, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2018, the weighted average discount rate utilized was 5.06%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2018
Other real estate (1)	$414	$—	$414	$—	$—
Total					$—

December 31, 2017
Impaired loans	$21,280	$—	$21,280	$—	$—
Other real estate (1)	851	—	851	—	—
Total					$—

(1)	Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

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

Segment net income (loss) and assets are provided in the following table for the periods indicated:

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2018
Net interest income	$153,314	$19,684	$—	$172,998
Intersegment net interest income (expense)	28,691	(18,284)	(10,407)	—
Credit (provision) for loan and lease losses	1,124	—	—	1,124
Other Operating income:
Mortgage banking income	4,015	—	3,300	7,315
Service charges on deposit accounts	8,406	—	—	8,406
Other service charges and fees	5,154	23	7,946	13,123
Income from fiduciary activities	4,245	—	—	4,245
Equity in earnings of unconsolidated subsidiaries	233	—	—	233
Fees on foreign exchange	98	807	—	905
Investments securities gains (losses)	—	(279)	—	(279)
Income from bank-owned life insurance	—	2,117	—	2,117
Loan placement fees	747	—	—	747
Other	981	65	946	1,992
Total other operating income	23,879	2,733	12,192	38,804
Other operating expense	(63,649)	(1,472)	(69,561)	(134,682)
Administrative and overhead expense allocation	(60,636)	(874)	61,510	—
Income before taxes	82,723	1,787	(6,266)	78,244
Income tax (expense) benefit	(19,832)	(428)	1,502	(18,758)
Net income (loss)	$62,891	$1,359	$(4,764)	$59,486

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Balance as of December 31, 2018
Investment securities	$—	$1,354,812	$—	$1,354,812
Loans and leases (including loans held for sale)	4,085,013	—	—	4,085,013
Other	36,905	256,652	73,644	367,201
Total assets	$4,121,918	$1,611,464	$73,644	$5,807,026

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2017
Net interest income	$140,077	$27,626	$—	$167,703
Intersegment net interest income (expense)	32,977	(25,000)	(7,977)	—
Credit (provision) for loan and lease losses	2,674	—	—	2,674
Other operating income:	22,511	2,448	11,537	36,496
Other operating expense	(60,939)	(1,433)	(68,701)	(131,073)
Administrative and overhead expense allocation	(61,082)	(972)	62,054	—
Income before taxes	76,218	2,669	(3,087)	75,800
Income tax (expense) benefit	(34,376)	(1,204)	984	(34,596)
Net income (loss)	$41,842	$1,465	$(2,103)	$41,204

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Balance as of December 31, 2017
Investment securities	$—	$1,496,644	$—	$1,496,644
Loans and leases (including loans held for sale)	3,786,951	—	—	3,786,951
Other	42,243	228,608	69,262	340,113
Total assets	$3,829,194	$1,725,252	$69,262	$5,623,708

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2016
Net interest income	$128,673	$29,277	$—	$157,950
Intersegment net interest income (expense)	36,655	(26,618)	(10,037)	—
Credit (provision) for loan and lease losses	5,517	—	—	5,517
Other operating income:	25,994	3,148	13,174	42,316
Other operating expense	(58,856)	(1,616)	(72,046)	(132,518)
Administrative and overhead expense allocation	(64,139)	(918)	65,057	—
Income before taxes	73,844	3,273	(3,852)	73,265
Income taxes	(25,796)	(1,143)	666	(26,273)
Net income (loss)	$48,048	$2,130	$(3,186)	$46,992

27. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2018, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $435.0 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2018, the bank had Statutory Retained Earnings of $46.6 million. For further information, see Note 13 - Equity.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019. The capital conservation buffer for 2018 is 1.875% and for 2017 is 1.25%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2018
Tier 1 capital to avg. assets (leverage ratio)	$570,260	9.9%	$230,847	4.0%		N/A
Tier 1 capital to risk-weighted assets	570,260	13.5	252,921	6.0		N/A
Total capital to risk-weighted assets	619,419	14.7	337,228	8.0		N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	500,260	11.9	189,691	4.5		N/A

As of December 31, 2017
Tier 1 capital to avg. assets (leverage ratio)	578,607	10.4	223,646	4.0		N/A
Tier 1 capital to risk-weighted assets	578,607	14.7	236,721	6.0		N/A
Total capital to risk-weighted assets	628,068	15.9	315,628	8.0		N/A
CET1 capital to risk-weighted assets	490,861	12.4	177,541	4.5		N/A

Central Pacific Bank
As of December 31, 2018
Tier 1 capital to avg. assets (leverage ratio)	$533,166	9.3%	$230,638	4.0%	$288,298	5.0%
Tier 1 capital to risk-weighted assets	533,166	12.7	252,667	6.0	336,889	8.0
Total capital to risk-weighted assets	582,325	13.8	336,889	8.0	421,111	10.0
CET1 capital to risk-weighted assets	533,166	12.7	189,500	4.5	273,722	6.5

As of December 31, 2017
Tier 1 capital to avg. assets (leverage ratio)	565,412	10.1	223,431	4.0	279,289	5.0
Tier 1 capital to risk-weighted assets	565,412	14.4	236,401	6.0	315,201	8.0
Total capital to risk-weighted assets	614,732	15.6	315,201	8.0	394,002	10.0
CET1 capital to risk-weighted assets	565,412	14.4	177,301	4.5	256,101	6.5

(1) Ratios exclude the capital conservation buffer ("CCB"). When fully phased-in on January 1, 2019, the Basel III rules will include a CCB of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above (excluding the leverage ratio). The CCB is being phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019.

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and cash equivalents	$16,743	$13,931
Equity investment securities	826	825
Investment in subsidiary bank, at equity in underlying net assets	519,978	572,101
Other assets	30,312	9,577
Total assets	$567,859	$596,434

Liabilities and Equity
Long-term debt	$72,166	$92,785
Other liabilities	3,968	3,614
Total liabilities	76,134	96,399

Total shareholders’ equity	491,725	500,011
Non-controlling interest	—	24
Total equity	491,725	500,035

Total liabilities and equity	$567,859	$596,434

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income:
Dividends from subsidiary bank	$103,001	$43,000	$29,965
Interest income from subsidiary bank	5	6	6
Other income	160	150	100
Total income	103,166	43,156	30,071

Expense:
Interest expense on long-term debt	4,338	3,479	3,005
Other expenses	1,617	2,002	2,739
Total expenses	5,955	5,481	5,744

Income before income taxes and equity in undistributed income of subsidiaries	97,211	37,675	24,327
Income tax expense (benefit)	(1,261)	(1,781)	(2,467)
Income before equity in undistributed income of subsidiaries	98,472	39,456	26,794

Equity in undistributed income (loss) of subsidiary bank	(38,986)	1,748	20,198
Net income	$59,486	$41,204	$46,992

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$59,486	$41,204	$46,992
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	450	(442)	15,683
Dividends receivable from subsidiary bank	(21,004)	—	—
Equity in undistributed loss (income) of subsidiary bank	38,986	(1,748)	(20,198)
Share-based compensation	2,778	1,918	1,045
Other, net	(920)	1,357	(697)
Net cash provided by operating activities	79,776	42,289	42,825

Cash flows from investing activities:
Distributions from unconsolidated subsidiaries	622	—	—
Net cash provided by investing activities	622	—	—

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	—	—	941
Repayments of long-term debt	(20,619)	—	—
Repurchases of common stock	(32,824)	(26,559)	(18,206)
Dividends paid	(24,143)	(21,299)	(18,619)
Net cash used in financing activities	(77,586)	(47,858)	(35,884)

Net increase (decrease) in cash and cash equivalents	2,812	(5,569)	6,941

Cash and cash equivalents at beginning of year	13,931	19,500	12,559
Cash and cash equivalents at end of year	$16,743	$13,931	$19,500

28. UNAUDITED QUARTERLY FINANCIAL INFORMATION

As discussed in Note 1 - Summary of Significant Accounting Policies and Note 7 - Investments in Unconsolidated Subsidiaries, during the fourth quarter of 2018, the Company voluntarily changed its accounting policy for its investments in LIHTC partnerships. As a result, financial information for prior quarters has been revised to reflect the reclassification of amortization of investments in LIHTC partnerships from total other operating expense to income tax expense, which provides users a better understanding of the nature of the returns of such investments, in connection with the change in accounting policy:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2018
Total interest income	$47,310	$48,509	$50,136	$52,339	$198,294
Total interest expense	4,988	5,837	6,811	7,660	25,296
Net interest income	42,322	42,672	43,325	44,679	172,998
Provision (credit) for loan and lease losses	(211)	532	(59)	(1,386)	(1,124)
Net interest income after provision (credit) for loan and lease losses	42,533	42,140	43,384	46,065	174,122
Investment securities gains (losses)	—	—	—	(279)	(279)
Income before income taxes	18,083	18,159	20,179	21,823	78,244
Net income	14,277	14,224	15,193	15,792	59,486
Basic earnings per share	$0.48	$0.48	$0.52	$0.54	$2.02
Diluted earnings per share	0.48	0.48	0.52	0.54	2.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2017
Total interest income	$44,213	$45,080	$45,993	$47,276	$182,562
Total interest expense	2,958	3,451	3,998	4,452	14,859
Net interest income	41,255	41,629	41,995	42,824	167,703
Provision (credit) for loan and lease losses	(80)	(2,282)	(126)	(186)	(2,674)
Net interest income after provision (credit) for loan and lease losses	41,335	43,911	42,121	43,010	170,377
Investment securities gains (losses)	—	(1,640)	—	230	(1,410)
Income before income taxes	20,122	19,669	18,353	17,656	75,800
Net income	13,079	12,025	11,812	4,288	41,204
Basic earnings per share	$0.43	$0.39	$0.39	$0.14	$1.36
Diluted earnings per share	0.42	0.39	0.39	0.14	1.34

29. SUBSEQUENT EVENTS

On January 7, 2019, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust II bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The redemption price was price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust II, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 22, 2019, Trust II was canceled with the state of Delaware.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 16, 2018, the Audit Committee of the Company’s Board of Directors (the "Audit Committee") concluded a competitive review process of independent registered public accounting firms. As a result of this process and following careful deliberation, the Audit Committee approved the dismissal of KPMG LLP ("KPMG") as the Company's independent registered public accounting firm, effective May 16, 2018. The Company provided KPMG with formal notice of such dismissal on May 16, 2018.

For further information regarding our change in accounting firm, please see Item 4.01 of our Report on Form 8-K filed on May 17, 2018, which information is incorporated herein by reference.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018. Information concerning the Company’s Code of Conduct & Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics" of the Company’s 2019 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2019 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2019 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2019 Proxy Statement.

The following table provides information as of December 31, 2018 regarding securities issued under our equity compensation plans that were in effect during fiscal 2018.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	147,644	$15.77	1,468,137
Equity compensation plans not approved by security holders	—	—	—
Total	147,644	15.77	1,468,137

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2019 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid To Independent Registered Public Accounting Firm" of the Company’s 2019 Proxy Statement.

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

(a) 3.                    Exhibits

 ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Document
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended through January 25, 2012 (2)

10.1	Central Pacific Bank Supplemental Executive Retirement Plan (3) (4)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (3) (5)

10.3	The Registrant’s 2004 Stock Compensation Plan (3) (6)

10.4	Form of Restricted Share Grant Agreement to Non-Employee Director under 2004 Stock Compensation Plan (3) (6)

10.5	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (3) (9)

10.6	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (3) (8)

10.7	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (3) (10)

10.8	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (3) (8)

10.9	The Registrant’s 2004 Annual Executive Incentive Plan (3) (6)

10.10	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (3) (8)

10.11	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (3) (11)

10.12	Amendment No. 2012-1 to the Registrant's 2004 Stock Compensation Plan (12)

10.13	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (12)

10.14	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (12)

10.15	The Registrant’s 2013 Stock Compensation Plan *

10.16	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (13)

10.17	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (13)

10.18	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (13)

10.19	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (13)

10.20	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (13)

Exhibit No.	Document

10.21	Employment Agreement with Paul Yonamine, dated September 25, 2018 (3) (7)

14.1	The Registrant's Code of Conduct & Ethics (10)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (10)

18	Crowe LLP Preferability Letter *

21	Subsidiaries of the Registrant *

23.1	Consent of Independent Registered Public Accounting Firm (KPMG) *

23.2	Consent of Independent Registered Public Accounting Firm (Crowe) *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

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

(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.
(3)	Denotes management contract or compensation plan or arrangement.
(4)
Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(5)
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

(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(8)
Incorporated herein by reference to Exhibits 10.15, 10.19 and 10.21 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(9)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(10)
Incorporated herein by reference to Exhibits 10.19, 14.1 and 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(11)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.
(12)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.
(13)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2019
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul K. Yonamine	Chairman and Chief Executive Officer	February 27, 2019
Paul K. Yonamine	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	February 27, 2019
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Catherine Ngo	President, Director	February 27, 2019
A. Catherine Ngo

/s/ John C. Dean	Director	February 27, 2019
John C. Dean

/s/ Christine H. H. Camp	Director	February 27, 2019
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 27, 2019
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 27, 2019
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	February 27, 2019
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 27, 2019
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 27, 2019
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 27, 2019
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 27, 2019
Crystal K. Rose

/s/ Christopher T. Lutes	Director	February 27, 2019
Christopher T. Lutes