Form 10-Q
period 2019-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2019-05-07
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, No Par Value	CPF	New York Stock Exchange

The number of shares outstanding of registrant's common stock, no par value, on April 30, 2019 was 28,629,541 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$90,869	$80,569
Interest-bearing deposits in other banks	7,310	21,617
Investment securities:
Available-for-sale debt securities, at fair value	1,319,450	1,205,478
Held-to-maturity debt securities, at amortized cost; fair value of: none at March 31, 2019 and $144,272 at December 31, 2018	—	148,508
Equity securities, at fair value	910	826
Total investment securities	1,320,360	1,354,812

Loans held for sale	3,539	6,647

Loans and leases	4,101,571	4,078,366
Allowance for loan and lease losses	(47,267)	(47,916)
Net loans and leases	4,054,304	4,030,450

Premises and equipment, net	44,527	45,285
Accrued interest receivable	17,082	17,000
Investment in unconsolidated subsidiaries	16,054	14,008
Other real estate owned	276	414
Mortgage servicing rights	15,347	15,596
Bank-owned life insurance	158,392	157,440
Federal Home Loan Bank stock	16,145	16,645
Right of use lease asset	54,781	—
Other assets	42,366	46,543
Total assets	$5,841,352	$5,807,026

Liabilities
Deposits:
Noninterest-bearing demand	$1,357,890	$1,436,967
Interest-bearing demand	965,316	954,011
Savings and money market	1,562,798	1,448,257
Time	1,062,124	1,107,255
Total deposits	4,948,128	4,946,490

Short-term borrowings	179,000	197,000
Long-term debt	101,547	122,166
Lease liability	54,861	—
Other liabilities	55,178	49,645
Total liabilities	5,338,714	5,315,301

Shareholders' Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,723,041 at March 31, 2019 and 28,967,715 at December 31, 2018	462,952	470,660
Additional paid-in capital	89,374	88,876
Accumulated deficit	(41,733)	(51,718)
Accumulated other comprehensive income (loss)	(7,955)	(16,093)
Total shareholders' equity	502,638	491,725
Total liabilities and shareholders' equity	$5,841,352	$5,807,026
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
Interest income:
Interest and fees on loans and leases	$43,768	$37,390
Interest and dividends on investment securities:
Taxable interest	8,260	8,843
Tax-exempt interest	866	933
Dividends	18	15
Interest on deposits in other banks	68	84
Dividends on Federal Home Loan Bank stock	161	45
Total interest income	53,141	47,310
Interest expense:
Interest on deposits:
Demand	192	180
Savings and money market	791	369
Time	5,092	3,425
Interest on short-term borrowings	893	43
Interest on long-term debt	1,060	971
Total interest expense	8,028	4,988
Net interest income	45,113	42,322
Provision (credit) for loan and lease losses	1,283	(211)
Net interest income after provision (credit) for loan and lease losses	43,830	42,533
Other operating income:
Mortgage banking income	1,424	1,847
Service charges on deposit accounts	2,081	2,003
Other service charges and fees	3,064	3,034
Income from fiduciary activities	965	956
Equity in earnings of unconsolidated subsidiaries	8	43
Fees on foreign exchange	151	211
Income from bank-owned life insurance	952	318
Loan placement fees	149	197
Other	2,879	345
Total other operating income	11,673	8,954
Other operating expense:
Salaries and employee benefits	19,889	18,505
Net occupancy	3,458	3,266
Equipment	1,006	1,068
Amortization of core deposit premium	—	669
Communication expense	734	898
Legal and professional services	1,570	1,821
Computer software expense	2,597	2,267
Advertising expense	711	612
Foreclosed asset expense	159	294
Other	4,224	4,004
Total other operating expense	34,348	33,404
Income before income taxes	21,155	18,083
Income tax expense	5,118	3,806
Net income	$16,037	$14,277
Per common share data:
Basic earnings per common share	$0.56	$0.48
Diluted earnings per common share	$0.55	$0.48
Cash dividends declared	$0.21	$0.19
Weighted average common shares outstanding used in computation:
Basic shares	28,758,310	29,807,572
Diluted shares	28,979,855	30,041,351
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net income	$16,037	$14,277
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	10,996	(14,971)
Defined benefit plans	242	256
Total other comprehensive income (loss), net of tax	11,238	(14,715)
Comprehensive income (loss)	$27,275	$(438)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (1)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
277,000 shares of common stock repurchased and retired and other related costs	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation	32,326	—		498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638

Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (3)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	14,277	—	—	14,277
Other comprehensive loss	—	—	—	—	—	(14,715)	—	(14,715)
Cash dividends ($0.19 per share)	—	—	—	—	(5,670)	—	—	(5,670)
2,850 net shares of common stock purchased by directors' deferred compensation plan	—	—	(83)	—	—	—	—	(83)
344,362 shares of common stock repurchased and retired and other related costs	(344,362)	—	(10,111)	—	—	—	—	(10,111)
Share-based compensation	27,262	—	—	399	—	—	—	399
Net loss from variable interest entity	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2018	29,707,122	$—	$493,794	$86,497	$(78,454)	$(17,729)	$—	$484,108

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2017-12. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2016-01.
(3) Represents the impact of the adoption of ASU 2018-02.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,037	$14,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	1,283	(211)
Depreciation and amortization of premises and equipment	1,540	1,599
Noncash lease expense	79	—
Cash flows from operating leases	(1,549)	—
Gain or loss on sale of other real estate, net of write-downs	138	256
Amortization of core deposit premium and mortgage servicing rights	471	1,126
Net amortization and accretion of premium/discounts on investment securities	2,211	2,922
Share-based compensation expense	498	399
Net gain on sales of residential mortgage loans	(611)	(972)
Proceeds from sales of loans held for sale	31,877	64,106
Originations of loans held for sale	(28,158)	(54,290)
Equity in earnings of unconsolidated subsidiaries	(8)	(43)
Distributions from unconsolidated subsidiaries	82	539
Net increase in cash surrender value of bank-owned life insurance	(952)	(318)
Deferred income taxes	5,013	3,734
Net tax benefits from share-based compensation	105	72
Net change in other assets and liabilities	(2,173)	(3,312)
Net cash provided by operating activities	25,883	29,884
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	43,093	40,039
Purchases of investment securities available-for-sale	—	(85,240)
Proceeds from maturities of and calls on investment securities held-to-maturity	—	14,545
Proceeds from sale of MasterCard stock	2,555	—
Net loan proceeds (originations)	(6,851)	(46,144)
Purchases of loan portfolios	(18,286)	—
Proceeds from sale of foreclosed loans/other real estate owned	—	40
Net purchases of premises and equipment	(782)	(687)
Net return of capital from unconsolidated subsidiaries	622	—
Net (purchases of) proceeds from redemption of FHLB stock	500	(1,246)
Net cash used in investing activities	20,851	(78,693)
Cash flows from financing activities:
Net increase in deposits	1,638	24,077
Repayments of long-term debt	(20,619)	—
Net increase (decrease) in short-term borrowings	(18,000)	24,000
Cash dividends paid on common stock	(6,052)	(5,670)
Repurchases of common stock and other related costs	(7,708)	(10,111)
Net cash provided by financing activities	(50,741)	32,296
Net increase (decrease) in cash and cash equivalents	(4,007)	(16,513)
Cash and cash equivalents at beginning of period	102,186	82,293
Cash and cash equivalents at end of period	$98,179	$65,780

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,402	$4,877
Income taxes	—	22
Supplemental disclosure of non-cash information:
Net reclassification of loans to foreclosed loans/other real estate owned	—	40
Net transfer of investment securities held to maturity to available for sale	149,042	—
Right-of-use lease assets obtained in exchange for lease liabilities	55,887	—
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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.1 million, $14.3 million and $1.6 million, respectively, at March 31, 2019 and $0.2 million, $11.6 million and $2.2 million, respectively, at December 31, 2018. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the fiscal 2019 presentation. Such reclassifications had no effect on the Company's reported net income or shareholders' equity.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU lease asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. The Company elected to adopt the practical expedient allowed under ASU 2018-11. During the year ended December 31, 2018, the Company engaged a software vendor to assist in the implementation of ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and recorded a ROU lease asset and corresponding lease liability on the Company's consolidated balance sheet of $55.9 million for its operating leases where it is a lessee. There was no impact to the Company's financial statements for its leases where it is a lessor. As of March 31, 2019, the ROU lease asset and lease liability was $54.8 million and $54.9 million, respectively. See Note 12 - Leases for required disclosures on this new standard.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will: 1) improve the transparency of information about an entity’s risk management activities and 2) simplify the application of hedge accounting. The ASU allows an entity that qualifies for the last-of-layer method to reclassify securities from the held-to-maturity category to the available-for-sale category. The Company adopted ASU 2017-12 effective January 1, 2019 and transferred its entire held-to-maturity investment securities portfolio with a fair value of $144.3 million at January 1, 2019 to the available-for-sale portfolio. On the date of adoption, the Company recorded a cumulative effect adjustment related to the unrealized loss on the investment securities transferred, which decreased available-for-sale investments by $4.2 million, increased deferred tax assets by $1.1 million, and decreased opening accumulated other comprehensive income (loss) ("AOCI") by $3.1 million. The ASU did not have a material impact on our current derivative activities.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, and instead provides for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the accounting treatment for other-than-temporary impairment for available-for-sale debt securities. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. However, an organization may elect to phase in the regulatory capital impact over a three-year transition period if adoption of the new standard results in a reduction of retained earnings. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. As such, the Company will implement CECL for the reporting period beginning January 1, 2020. The new guidance will require significant operational changes, particularly in existing processes, data collection and analysis.

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. With the help of an external third-party provider specializing in CECL reserving model design as well as other related consulting services, we have begun evaluating several potential CECL test models. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated various key economic loss drivers for each segment. Further, the Company has engaged an additional third party specializing in economic forecasting services, to enable the Company to develop reasonable and supportable forecasts under CECL. Finally, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. Later in the year, the Company plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for select interim reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by its own historical experience, the composition and quality of the Company’s loans as well as economic forecast conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

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

3. INVESTMENT SECURITIES

A summary of our investment portfolio is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$161,638	$1,532	$(562)	$162,608
Corporate securities	52,893	90	(87)	52,896
U.S. Treasury obligations and direct obligations of U.S Government agencies	31,985	—	(448)	31,537
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	791,994	1,183	(13,517)	779,660
Commercial - U.S. Government agencies and sponsored entities	117,671	87	(1,283)	116,475
Residential - Non-government agencies	40,648	573	(112)	41,109
Commercial - Non-government agencies	134,819	1,138	(792)	135,165
Total available-for-sale securities	$1,331,648	$4,603	$(16,801)	$1,319,450

Equity securities	$910	$—	$—	$910

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$83,436	$19	$(3,174)	$80,281
Commercial - U.S. Government-sponsored entities	65,072	—	(1,081)	63,991
Total held-to-maturity securities	$148,508	$19	$(4,255)	$144,272

Available-for-sale:
Debt securities:
States and political subdivisions	$174,114	$1,035	$(1,475)	$173,674
Corporate securities	55,259	—	(410)	54,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,257	—	(683)	32,574
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	736,175	369	(19,492)	717,052
Commercial - U.S. Government agencies and sponsored entities	53,014	—	(1,531)	51,483
Residential - Non-government agencies	41,245	337	(464)	41,118
Commercial - Non-government agencies	134,867	1,013	(1,152)	134,728
Total available-for-sale securities	$1,227,931	$2,754	$(25,207)	$1,205,478

Equity securities	$826	$—	$—	$826

As discussed in Note 2 - Recent Accounting Pronouncements, on January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its held-to-maturity investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its available-for-sale investment securities portfolio.

The amortized cost and estimated fair value of investment securities at March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$58,360	$58,394
Due after one year through five years	88,840	89,162
Due after five years through ten years	50,939	51,278
Due after ten years	48,377	48,207

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	791,994	779,660
Commercial - U.S. Government agencies and sponsored entities	117,671	116,475
Residential - Non-government agencies	40,648	41,109
Commercial - Non-government agencies	134,819	135,165
Total available-for-sale securities	$1,331,648	$1,319,450

Equity securities	$910	$910

We did not sell any available-for-sale securities during the three months ended March 31, 2019 and March 31, 2018.

Investment securities of $0.80 billion and $0.98 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

Provided below is a summary of the 245 and 336 investment securities which were in an unrealized or unrecognized loss position at March 31, 2019 and December 31, 2018, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Debt securities:
States and political subdivisions	$13,980	$(20)	$35,577	$(542)	$49,557	$(562)
Corporate securities	—	—	25,054	(87)	25,054	(87)
U.S. Treasury obligations and direct obligations of U.S Government agencies	12,630	(93)	18,907	(355)	31,537	(448)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	22,533	(461)	645,030	(13,056)	667,563	(13,517)
Residential - Non-government agencies	—	—	15,478	(112)	15,478	(112)
Commercial - U.S. Government agencies and sponsored entities	—	—	102,257	(1,283)	102,257	(1,283)
Commercial - Non-government agencies	14,888	(48)	60,637	(744)	75,525	(792)
Total temporarily impaired securities	$64,031	$(622)	$902,940	$(16,179)	$966,971	$(16,801)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Debt securities:
States and political subdivisions	$38,099	$(157)	$49,505	$(1,318)	$87,604	$(1,475)
Corporate securities	49,729	(250)	5,120	(160)	54,849	(410)
U.S. Treasury obligations and direct obligations of U.S Government agencies	30,029	(613)	2,545	(70)	32,574	(683)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	88,957	(1,229)	666,685	(21,437)	755,642	(22,666)
Residential - Non-government agencies	—	—	24,515	(464)	24,515	(464)
Commercial - U.S. Government-sponsored entities	13,973	(247)	101,500	(2,365)	115,473	(2,612)
Commercial - Non-government agencies	33,847	(233)	46,680	(919)	80,527	(1,152)
Total temporarily impaired securities	$254,634	$(2,729)	$896,550	$(26,733)	$1,151,184	$(29,462)

Visa and MasterCard Class B Common Stock

As of March 31, 2019, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

During the first quarter of 2019, the Company converted the 11,170 shares of Class B common stock of MasterCard, Inc. ("MasterCard") it received during their initial public offering to an equal number of Class A common stock and sold the shares for $2.6 million. The shares were carried on the Company's consolidated balance sheets at zero cost basis and the proceeds received were recorded as a gain in other operating income - other in the Company's consolidated statements of income. The Company no longer owns any shares of MasterCard Class B common stock.

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$566,248	$581,177
Real estate:
Construction	71,483	67,269
Residential mortgage	1,447,970	1,424,384
Home equity	465,798	468,966
Commercial mortgage	1,059,401	1,041,685
Consumer	487,888	492,268
Leases	83	124
Gross loans and leases	4,098,871	4,075,873
Net deferred costs	2,700	2,493
Total loans and leases, net of deferred costs	$4,101,571	$4,078,366

During the three months ended March 31, 2019, we did not foreclose on any loans.

During the three months ended March 31, 2018, we foreclosed on one loan totaling $40 thousand.

During the three months ended March 31, 2019 and 2018, we did not transfer any loans to the held-for-sale category.

We did not sell any portfolio loans during the three months ended March 31, 2019 and 2018.

In the first quarter of 2019, we purchased consumer loans totaling $18.3 million which represented the outstanding balance at the time of purchase.

In 2018, we purchased consumer loans totaling $58.6 million, which included a 0.1 million premium over the $58.5 million outstanding balance at the time of purchase.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of March 31, 2019 and December 31, 2018:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
March 31, 2019
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,847	1,299	12,851	4,278	12,036	8,956	—	47,267
Total ending balance	$7,847	$1,299	$12,851	$4,278	$12,036	$8,956	$—	$47,267

Loans and leases:
Individually evaluated for impairment	$199	$2,194	$9,633	$570	$2,222	$—	$—	$14,818
Collectively evaluated for impairment	566,049	69,289	1,438,337	465,228	1,057,179	487,888	83	4,084,053
Subtotal	566,248	71,483	1,447,970	465,798	1,059,401	487,888	83	4,098,871
Net deferred costs (income)	547	(308)	3,824	107	(1,395)	(75)	—	2,700
Total loans and leases, net of deferred costs (income)	$566,795	$71,175	$1,451,794	$465,905	$1,058,006	$487,813	$83	$4,101,571

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,027	1,202	14,349	3,788	13,358	7,192	—	47,916
Total ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	7,192	$—	$47,916

Loans and leases:
Individually evaluated for impairment	$220	$2,273	$10,075	$275	$2,348	$—	$—	$15,191
Collectively evaluated for impairment	580,957	64,996	1,414,309	468,691	1,039,337	492,268	124	4,060,682
Subtotal	581,177	67,269	1,424,384	468,966	1,041,685	492,268	124	4,075,873
Net deferred costs (income)	483	(342)	3,821	—	(1,407)	(62)	—	2,493
Total loans and leases, net of deferred costs (income)	$581,660	$66,927	$1,428,205	$468,966	$1,040,278	$492,206	$124	$4,078,366

There were no impaired loans with an allowance recorded as of March 31, 2019 and December 31, 2018. The following table presents by class, information related to impaired loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(dollars in thousands)
Impaired loans:
Commercial, financial and agricultural	$309	$199	$—	$330	$220	$—
Real estate:
Construction	2,996	2,194	—	3,076	2,273	—
Residential mortgage	10,578	9,633	—	11,019	10,075	—
Home equity	570	570	—	275	275	—
Commercial mortgage	2,222	2,222	—	2,348	2,348	—
Total impaired loans	$16,675	$14,818	$—	$17,048	$15,191	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019		March 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$209	$3	$483	$2
Real estate:
Construction	2,233	30	2,557	26
Residential mortgage	9,818	106	13,744	137
Home equity	497	—	567	—
Commercial mortgage	2,285	23	3,809	38
Total	$15,042	$162	$21,160	$203

For the three months ended March 31, 2019 and 2018, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three months ended March 31, 2019 and 2018, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.5 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2019 and December 31, 2018, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
March 31, 2019
Commercial, financial and agricultural	$924	$565	$—	$—	$1,489	$565,306	$566,795
Real estate:
Construction	—	—	—	—	—	71,175	71,175
Residential mortgage	3,559	—	—	2,492	6,051	1,445,743	1,451,794
Home equity	108	—	—	570	678	465,227	465,905
Commercial mortgage	—	—	—	—	—	1,058,006	1,058,006
Consumer	1,712	518	159	—	2,389	485,424	487,813
Leases	—	—	—	—	—	83	83
Total	$6,303	$1,083	$159	$3,062	$10,607	$4,090,964	$4,101,571

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2018
Commercial, financial and agricultural	$1,348	$162	$—	$—	$1,510	$580,150	$581,660
Real estate:
Construction	—	—	—	—	—	66,927	66,927
Residential mortgage	3,966	157	—	2,048	6,171	1,422,034	1,428,205
Home equity	433	104	298	275	1,110	467,856	468,966
Commercial mortgage	—	—	—	—	—	1,040,278	1,040,278
Consumer	2,340	872	238	—	3,450	488,756	492,206
Leases	—	—	—	—	—	124	124
Total	$8,087	$1,295	$536	$2,323	$12,241	$4,066,125	$4,078,366

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2019 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $11.8 million of TDRs still accruing interest at March 31, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three months ended March 31, 2019.

No loans were modified in a TDR during the three months ended March 31, 2019 and 2018.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2019 and 2018.

We had no commitments on TDRs during the three months ended March 31, 2019 and 2018.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
March 31, 2019
Commercial, financial and agricultural	$554,400	$2,142	$9,706	$—	$566,248	$547	$566,795
Real estate:
Construction	71,483	—	—	—	71,483	(308)	71,175
Residential mortgage	1,445,385	—	2,585	—	1,447,970	3,824	1,451,794
Home equity	465,228	—	570	—	465,798	107	465,905
Commercial mortgage	1,033,791	11,881	13,729	—	1,059,401	(1,395)	1,058,006
Consumer	487,729	—	114	45	487,888	(75)	487,813
Leases	83	—	—	—	83	—	83
Total	$4,058,099	$14,023	$26,704	$45	$4,098,871	$2,700	$4,101,571

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2018
Commercial, financial and agricultural	$552,706	$7,961	$20,510	$—	$581,177	$483	$581,660
Real estate:
Construction	67,269	—	—	—	67,269	(342)	66,927
Residential mortgage	1,422,240	—	2,144	—	1,424,384	3,821	1,428,205
Home equity	468,394	—	572	—	468,966	—	468,966
Commercial mortgage	1,029,581	10,412	1,692	—	1,041,685	(1,407)	1,040,278
Consumer	492,030	—	80	158	492,268	(62)	492,206
Leases	124	—	—	—	124	—	124
Total	$4,032,344	$18,373	$24,998	$158	$4,075,873	$2,493	$4,078,366

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(dollars in thousands)
Three Months Ended March 31, 2019
Beginning balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916
Provision (credit) for loan and lease losses	50	91	(1,520)	481	(1,322)	3,503	—	1,283
	8,077	1,293	12,829	4,269	12,036	10,695	—	49,199
Charge-offs	463	—	—	—	—	2,251	—	2,714
Recoveries	233	6	22	9	—	512	—	782
Net charge-offs (recoveries)	230	(6)	(22)	(9)	—	1,739	—	1,932
Ending balance	$7,847	$1,299	$12,851	$4,278	$12,036	$8,956	$—	$47,267

Three Months Ended March 31, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	236	(1,314)	(147)	8	(630)	1,636	—	(211)
	7,830	521	14,181	3,325	16,171	7,762	—	49,790
Charge-offs	498	—	—	—	—	1,933	—	2,431
Recoveries	144	1,193	26	3	15	477	—	1,858
Net charge-offs (recoveries)	354	(1,193)	(26)	(3)	(15)	1,456	—	573
Ending balance	$7,476	$1,714	$14,207	$3,328	$16,186	$6,306	$—	$49,217

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a debit of $1.3 million in the three months ended March 31, 2019, compared to a credit of $0.2 million in the three months ended March 31, 2018.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Investments in low income housing tax credit partnerships	$14,345	$11,603
Investments in common securities of statutory trusts	1,547	2,169
Investments in affiliates	108	182
Other	54	54
Total	$16,054	$14,008

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of March 31, 2019 and December 31, 2018, the Company had $10.8 million and $8.3 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (remainder)	$4,167
2020	6,466
2021	94
2022	10
2023	10
2024	26
Thereafter	49
Total unfunded commitments	$10,822

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2019 and March 31, 2018:

(dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Proportional amortization method:
Amortization expense recognized in income tax expense	$258	$114
Tax credits recognized in income tax expense	277	152

7. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the periods presented:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, January 1, 2018	$2,006	$15,843	$17,849
Additions	—	435	435
Amortization	(669)	(457)	(1,126)
Balance, March 31, 2018	$1,337	$15,821	$17,158

Balance, January 1, 2019	$—	$15,596	$15,596
Additions	—	222	222
Amortization	—	(471)	(471)
Balance, March 31, 2019	$—	$15,347	$15,347

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.2 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018.

Amortization of mortgage servicing rights was $0.5 million for the three months ended March 31, 2019, compared to $0.5 million for the three months ended March 31, 2018.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Fair market value, beginning of period	$17,696	$17,161
Fair market value, end of period	16,541	18,463
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption (1)	16.2	14.2

(1) Represents annualized loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(44,642)	$—
Mortgage servicing rights	66,235	(50,888)	15,347	66,013	(50,417)	15,596
Total	$110,877	$(95,530)	$15,347	$110,655	$(95,059)	$15,596

Based on the mortgage servicing rights held as of March 31, 2019, estimated amortization expense for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
2019 (remainder)	$1,263
2020	1,382
2021	1,130
2022	945
2023	786
2024	704
Thereafter	9,137
Total	$15,347

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2019 and December 31, 2018, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2019, we were a party to interest rate lock and forward sale commitments on $2.3 million and $5.8 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate lock and forward sale commitments	Other assets / other liabilities	$15	$11	$61	$95

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	$39

Three Months Ended March 31, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	21
Loans held for sale	Other income	(7)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.72 billion line of credit as of March 31, 2019, compared to $1.43 billion at December 31, 2018. At March 31, 2019, $1.42 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018. Short-term borrowings under this arrangement totaled $179.0 million at March 31, 2019, compared to $197.0 million at December 31, 2018.  Long-term borrowings under this arrangement totaled $50.0 million at March 31, 2019 and December 31, 2018. FHLB advances available at March 31, 2019 were secured by certain real estate loans with a carrying value of $2.32 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $70.6 million and $73.9 million, respectively. As of March 31, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $122.0 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Subordinated Debentures

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"). Trust II issued $20.0 million in floating rate trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The principal assets of Trust II were $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. Trust II issued $0.6 million of common securities to the Company.

On January 7, 2019, the Company completed the redemption of$20.0 million in floating rate trust preferred securities of Trust II. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust II, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 22, 2019, Trust II was canceled with the state of Delaware.

Trust III issued $20.0 million in floating rate trust preferred securities bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The principal assets of Trust III were $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. Trust III issued $0.6 million of common securities to the Company.

On December 17, 2018, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust III. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust III and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust III, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 9, 2019, Trust III was canceled with the state of Connecticut.

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

The floating trust preferred securities, the junior subordinated debentures that are the assets of Trusts IV and V and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The subordinated debentures may be included in Tier 1 capital, with certain limitations applicable, under current regulatory guidelines and interpretations.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$2,081	$2,003
Other service charges and fees	2,568	2,556
Income on fiduciary activities	965	956
Fees on foreign exchange	26	32
Loan placement fees	149	197
In-scope other operating income	5,789	5,744
Out-of-scope other operating income	5,884	3,210
Total other operating income	$11,673	$8,954

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	362,725	$26.98
Changes during the period:
Granted	111,478	29.27
Vested	(50,062)	22.03
Forfeited	(5,890)	29.83
Non-vested restricted stock units, end of period	418,251	28.15

12. LEASES

We lease certain land and buildings for our bank branches and ATMs. In some instances, a lease may contain renewal options to extend the term of the lease. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not have any short term leases. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company used the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability as of January 1, 2019.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

Three Months Ended March 31,
(dollars in thousands)	2019
Lease cost:
Operating lease cost	$1,628
Variable lease cost	647
Less: sublease income	(11)
Total lease cost	$2,264

Other information:
Operating cash flows from operating leases	$(1,549)
Weighted-average remaining lease term - operating leases	14.10 years
Weighted-average discount rate - operating leases	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities:

Year Ending December 31,	Undiscounted cash flows	Lease liability expense	Lease liability reduction
2019 (remainder)	$4,663	$1,557	$3,106
2020	6,015	1,939	4,076
2021	5,705	1,787	3,918
2022	5,268	1,645	3,623
2023	4,970	1,512	3,458
2024	4,812	1,383	3,429
Thereafter	40,920	7,669	33,251
Total	$72,353	$17,492	$54,861

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

Three Months Ended March 31,
(dollars in thousands)	2019
Total rental income recognized	$535

Based on the Company's leases as lessor as of March 31, 2019, estimated lease payments for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows:

Year Ending December 31,
2019 (remainder)	$1,486
2020	1,774
2021	1,849
2022	1,275
2023	446
2024	88
Thereafter	267
Total	$7,185

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2019 and 2018, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,024	$4,028	$10,996
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	15,024	4,028	10,996

Defined benefit plans:
Amortization of net actuarial loss	263	29	234
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	5	1	4
Defined benefit plans, net	273	31	242

Other comprehensive income	$15,297	$4,059	$11,238

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(20,455)	$(5,484)	$(14,971)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(20,455)	(5,484)	(14,971)

Defined benefit plans:
Amortization of net actuarial loss	341	93	248
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	5	1	4
Defined benefit plans, net	351	95	256

Other comprehensive loss	$(20,104)	$(5,389)	$(14,715)

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income before reclassifications	10,996	—	10,996
Reclassification adjustments from AOCI	—	242	242
Total other comprehensive income	10,996	242	11,238

Balance at end of period	$(1,747)	$(6,208)	$(7,955)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of the adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of the adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income before reclassifications	(14,971)	—	(14,971)
Reclassification adjustments from AOCI	—	256	256
Total other comprehensive income (loss)	(14,971)	256	(14,715)

Balance at end of period	$(10,492)	$(7,237)	$(17,729)

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2019 and 2018:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2019	2018
Sale of investment securities available-for-sale:
Realized losses on securities available-for-sale	$—	$—	Investment securities gains (losses)
Tax effect	—	—	Income tax benefit (expense)
Net of tax	$—	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(263)	$(341)	Salaries and employee benefits
Amortization of net transition obligation	(5)	(5)	Salaries and employee benefits
Amortization of prior service cost	(5)	(5)	Salaries and employee benefits
Total before tax	(273)	(351)
Tax effect	31	95	Income tax benefit (expense)
Net of tax	$(242)	$(256)

Total reclassification adjustments from AOCI for the period, net of tax	$(242)	$(256)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
Net income	$16,037	$14,277

Weighted average common shares outstanding - basic	28,758,310	29,807,572
Dilutive effect of employee stock options and awards	221,545	233,779
Weighted average common shares outstanding - diluted	28,979,855	30,041,351

Basic earnings per common share	$0.56	$0.48
Diluted earnings per common share	$0.55	$0.48

Anti-dilutive employee stock options and awards outstanding	—	—

15. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Financial assets:
Cash and due from banks	$90,869	$90,869	$90,869	$—	$—
Interest-bearing deposits in other banks	7,310	7,310	7,310	—	—
Investment securities	1,320,360	1,320,360	910	1,308,186	11,264
Loans held for sale	3,539	3,539	—	3,539	—
Net loans and leases	4,054,304	3,986,933	—	14,818	3,972,115
Accrued interest receivable	17,082	17,082	17,082	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,357,890	1,357,890	1,357,890	—	—
Interest-bearing demand and savings and money market	2,528,114	2,528,114	2,528,114	—	—
Time	1,062,124	1,056,236	—	—	1,056,236
Short-term borrowings	179,000	179,000	—	179,000	—
Long-term debt	101,547	97,737	—	97,737	—
Accrued interest payable (included in other liabilities)	4,677	4,677	4,677		—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Derivatives:
Interest rate lock commitments	$2,309	$15	$15	$—	$15	$—
Forward sale commitments	5,790	(61)	(61)	—	(61)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,056,453	1,270	1,270	—	1,270	—
Standby letters of credit and financial guarantees written	12,683	190	190	—	190	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial assets:
Cash and due from banks	$80,569	$80,569	$80,569	$—	$—
Interest-bearing deposits in other banks	21,617	21,617	21,617	—	—
Investment securities	1,354,812	1,350,576	826	1,338,581	11,169
Loans held for sale	6,647	6,647	—	6,647	—
Net loans and leases	4,030,450	3,938,380	—	—	3,938,380
Accrued interest receivable	17,000	17,000	17,000	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,436,967	1,436,967	1,436,967	—	—
Interest-bearing demand and savings and money market	2,402,268	2,402,268	2,402,268	—	—
Time	1,107,255	1,099,560	—	—	1,099,560
Short-term borrowings	197,000	197,000	—	197,000	—
Long-term debt	122,166	118,057	—	118,057	—
Accrued interest payable (included in other liabilities)	5,051	5,051	5,051	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Derivatives:
Interest rate lock commitments	$2,158	$11	$11	$—	$11	$—
Forward sale commitments	8,530	(95)	(95)	—	(95)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,030,322	1,205	1,205	—	1,205	—
Standby letters of credit and financial guarantees written	13,377	201	201	—	201	—

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

The Company's policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2019.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$162,608	$—	$151,344	$11,264
Corporate securities	52,896	—	52,896	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	31,537	—	31,537	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	779,660	—	779,660	—
Commercial - U.S. Government agencies and sponsored entities	116,475	—	116,475	—
Residential - Non-government agencies	41,109	—	41,109	—
Commercial - Non-government agencies	135,165	—	135,165	—
Total available-for-sale securities	1,319,450	—	1,308,186	11,264

Equity securities	910	910	—	—

Derivatives - Interest rate lock and forward sale commitments	(46)	—	(46)	—
Total	$1,320,314	$910	$1,308,140	$11,264

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available-for-sale securities:
Debt securities:
States and political subdivisions	$173,674	$—	$162,505	$11,169
Corporate securities	54,849	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	—	32,574	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	717,052	—	717,052	—
Commercial - U.S. Government agencies and sponsored entities	41,118	—	41,118	—
Residential - Non-government agencies	51,483	—	51,483	—
Commercial - Non-government agencies	134,728	—	134,728	—
Total available-for-sale securities	1,205,478	—	1,194,309	11,169

Equity securities	826	826	—	—

Derivatives - Interest rate lock and forward sale commitments	(84)	—	(84)	—
Total	$1,206,220	$826	$1,194,225	$11,169

For the three months ended March 31, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available for Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2018	$11,169
Principal payments received	(105)
Unrealized net gain (loss) included in other comprehensive income	200
Balance at March 31, 2019	$11,264

Balance at December 31, 2017	$11,794
Principal payments received	(91)
Unrealized net gain (loss) included in other comprehensive income	(165)
Balance at March 31, 2018	$11,538

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.3 million and $11.5 million at March 31, 2019 and March 31, 2018, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of March 31, 2019, the weighted average discount rate utilized was 4.71% compared to 5.02% at March 31, 2018 and 5.06% at December 31, 2018, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Other real estate (1)	$276	$—	$276	$—

December 31, 2018
Other real estate (1)	$414	$—	$414	$—

(1)	Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

16. SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with the Company's accounting policies that are described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The majority of the Company's net income is derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

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

Segment profits and assets are provided in the following table for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2019
Net interest income	$41,680	$3,433	$—	$45,113
Inter-segment net interest income (expense)	6,690	(2,606)	(4,084)	—
Credit (provision) for loan and lease losses	(1,283)	—	—	(1,283)
Other operating income:
Mortgage banking income	650	—	774	1,424
Service charges on deposit accounts	2,081	—	—	2,081
Other service charges and fees	1,076	—	1,988	3,064
Income from fiduciary activities	965	—	—	965
Equity in earnings of unconsolidated subsidiaries	8	—	—	8
Fees on foreign exchange	22	129	—	151
Income from bank-owned life insurance	—	952	—	952
Loan placement fees	149	—	—	149
Other	146	2,554	179	2,879
Other operating income	5,097	3,635	2,941	11,673
Other operating expense	(15,904)	(346)	(18,098)	(34,348)
Administrative and overhead expense allocation	(15,397)	(209)	15,606	—
Income before taxes	20,883	3,907	(3,635)	21,155
Income tax (expense) benefit	(5,052)	(945)	879	(5,118)
Net income (loss)	$15,831	$2,962	$(2,756)	$16,037

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended March 31, 2018
Net interest income	$36,142	$6,180	$—	$42,322
Inter-segment net interest income (expense)	6,921	(5,449)	(1,472)	—
Credit (provision) for loan and lease losses	211	—	—	211
Other operating income:
Mortgage banking income	993	—	854	1,847
Service charges on deposit accounts	2,003	—	—	2,003
Other service charges and fees	1,143	6	1,885	3,034
Income from fiduciary activities	956	—	—	956
Equity in earnings of unconsolidated subsidiaries	43	—	—	43
Fees on foreign exchange	24	187		211
Income from bank-owned life insurance	—	318	—	318
Loan placement fees	197	—	—	197
Other	155	—	190	345
Other operating income	5,514	511	2,929	8,954
Other operating expense	(15,925)	(385)	(17,094)	(33,404)
Administrative and overhead expense allocation	(14,946)	(223)	15,169	—
Income before taxes	17,917	634	(468)	18,083
Income tax (expense) benefit	(3,681)	(130)	5	(3,806)
Net income (loss)	$14,236	$504	$(463)	$14,277

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
March 31, 2019
Investment securities	$—	$1,320,360	$—	$1,320,360
Loans and leases (including loans held for sale)	4,105,110	—	—	4,105,110
Other	26,332	249,054	140,496	415,882
Total assets	$4,131,442	$1,569,414	$140,496	$5,841,352

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2018
Investment securities	$—	$1,354,812	$—	$1,354,812
Loans and leases (including loans held for sale)	4,085,013	—	—	4,085,013
Other	36,905	256,652	73,644	367,201
Total assets	$4,121,918	$1,611,464	$73,644	$5,807,026

17. LEGAL PROCEEDINGS

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

Central Pacific Bank is a full-service community bank with 35 branches and 79 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial and residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2019.

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

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of March 31, 2019 and December 31, 2018.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. In the third quarter of 2018, another segment was broken out for multifamily commercial real estate loans. This results in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of March 31, 2019, the look back period was nine years and three months.

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

Financial Summary

Net income for the three months ended March 31, 2019 was $16.0 million, or $0.55 per diluted share, compared to $14.3 million, or $0.48 per diluted share for the three months ended March 31, 2018.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2019	2018
Return on average assets	1.10%	1.01%
Return on average shareholders’ equity	12.97	11.60
Basic earnings per common share	$0.56	$0.48
Diluted earnings per common share	0.55	0.48

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

Hawaii's general economic conditions continued to improve in 2018 but at a slower pace. The growth of Hawaii's economy has slowed, yet the Hawaii Department of Business, Economic Development and Tourism ("DBEDT") sees a positive forecast with continued growth at a steady pace in 2019. Tourism continues to be Hawaii's center of strength and its most significant economic driver. While visitor arrivals to Hawaii grew during the three months ended March 31, 2019, visitor spending was down from the same prior year period. According to the Hawaii Tourism Authority ("HTA"), 2.5 million visitors visited the state in the three months ended March 31, 2019. This was an increase of 2.6% from the number of visitor arrivals in the three months ended March 31, 2018. The HTA also reported total spending by visitors decreased to $4.5 billion in the three months ended March 31, 2019, or a decrease of $0.3 billion, or 6.3%, from the three months ended March 31, 2018. According to DBEDT, total visitor arrivals and visitor spending are both expected to increase 2.0% and 3.3% in 2019, respectively, and 1.9% and 3.7% in 2020, respectively.

DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2018. DBEDT projects real personal income and real gross state product to grow at a rate of 1.5% and 1.2%, respectively, for 2019 and 1.6% and 1.4%, respectively, for 2020.

Hawaii's labor market continues to be among the best in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.8% in March 2019, compared to 2.3% in March 2018. Hawaii's unemployment rate in March 2019 remained below the national seasonally adjusted unemployment rate of 3.8%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be 2.7% in 2019 and 3.1% in 2020.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii remained strong in 2018. The Oahu real estate market closed out 2018 with its eighth straight year of appreciation, however the sales volume for the year dropped. During the first quarter of 2019, Oahu single family home prices continued to rise despite lower sales. According to the Honolulu Board of Realtors, Oahu unit sales volume declined by 5.7% for single-family homes and 10.5% for condominiums for the three months ended March 31, 2019, compared to the same time period last year. For the three months ended March 31, 2019, the median sales price for single-family homes on Oahu was $780,000, representing an increase of 2.0% from $765,000 in the same prior year period. The median sales price for condominiums on Oahu for the three months ended March 31, 2019 was $411,250, representing a decrease of 3.2% from $425,000 in the same prior year period.

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

During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first quarter of 2019 and pledged future moves will be done patiently and with an eye toward how global economic and financial developments unfold.

If the Federal Reserve increases the Federal Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits and (iv) the fair value of our assets and liabilities.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2019 and 2018. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three months ended March 31, 2019 and 2018 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2019			2018			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$11,380	2.41%	68	$22,790	1.50%	84	$(11,410)	0.91%	(16)
Investment securities, excluding valuation allowance:
Taxable (1)	1,201,732	2.76	8,278	1,350,135	2.62	8,858	(148,403)	0.14	(580)
Tax-exempt (1)	153,196	2.86	1,096	165,176	2.86	1,181	(11,980)	—	(85)
Total investment securities	1,354,928	2.77	9,374	1,515,311	2.65	10,039	(160,383)	0.12	(665)
Loans and leases, including loans held for sale (2)	4,083,791	4.33	43,768	3,789,338	3.98	37,390	294,453	0.35	6,378
Federal Home Loan Bank stock	14,278	4.52	161	6,837	2.61	45	7,441	1.91	116
Total interest earning assets	5,464,377	3.94	53,371	5,334,276	3.59	47,558	130,101	0.35	5,813
Noninterest-earning assets	345,554			303,929			41,625
Total assets	$5,809,931			$5,638,205			$171,726

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$951,101	0.08%	192	$935,483	0.08%	180	$15,618	—%	12
Savings and money market deposits	1,472,835	0.22	791	1,499,419	0.10	369	(26,584)	0.12	422
Time deposits under $100,000	175,823	0.66	287	179,547	0.44	195	(3,724)	0.22	92
Time deposits $100,000 and over	982,678	1.98	4,805	1,029,972	1.27	3,230	(47,294)	0.71	1,575
Total interest-bearing deposits	3,582,437	0.69	6,075	3,644,421	0.44	3,974	(61,984)	0.25	2,101
Short-term borrowings	137,544	2.63	893	8,806	1.97	43	128,738	0.66	850
Long-term debt	101,547	4.23	1,060	92,785	4.25	971	8,762	(0.02)	89
Total interest-bearing liabilities	3,821,528	0.85	8,028	3,746,012	0.54	4,988	75,516	0.31	3,040
Noninterest-bearing deposits	1,396,033			1,355,687			40,346
Other liabilities	97,735			44,306			53,429
Total liabilities	5,315,296			5,146,005			169,291
Shareholders’ equity	494,635			492,184			2,451
Non-controlling interest	—			16			(16)
Total equity	494,635			492,200			2,435
Total liabilities and equity	$5,809,931			$5,638,205			$171,726

Net interest income			$45,343			$42,570			$2,773

Interest rate spread		3.09%			3.05%			0.04%

Net interest margin		3.34%			3.21%			0.13%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $45.3 million for the first quarter of 2019, representing an increase of 6.5% from $42.6 million in the first quarter of 2018. The increase in the three months ended March 31, 2019 was primarily attributable to a significant increase in average loans and leases balances funded by runoff of the investment securities portfolio, combined with higher yields earned on the loans and leases and investment securities portfolios. Partially offsetting this increase was an increase in rates paid on interest-bearing deposits and short-term borrowings primarily attributable to the increases in the Federal Funds rate in 2018, combined with an increase in short-term borrowings.

Interest Income

Taxable-equivalent interest income was $53.4 million for the first quarter of 2019, representing an increase of 12.2% from $47.6 million in the first quarter of 2018. The increase was primarily attributable to a $294.5 million increase in average loans and leases compared to the first quarter of 2018, accounting for approximately $2.9 million of the increase in interest income during the first quarter of 2019. In addition, the average yields earned on the loans and leases and taxable investment securities portfolios during the first quarter of 2019 increased by 35 bp and 14 bp, respectively, compared to the first quarter of 2018, accounting for approximately $3.6 million and $0.4 million of the increase in interest income, respectively. These increases were partially offset by a $160.4 million decline in average investment securities, which decreased interest income by approximately $1.1 million.

Interest Expense

Interest expense for the first quarter of 2019 was $8.0 million, representing an increase of 60.9% from the first quarter of 2018. The increase was primarily attributable to 71 bp and 12 bp increases in average rates paid on time deposits $100,000 and over and savings and money market deposits, respectively, which increased interest expense by approximately $1.7 million and $0.4 million, respectively. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate. In addition, average short-term borrowings increased by $128.7 million, resulting in higher interest expense of approximately $0.6 million.

Net Interest Margin

Our net interest margin of 3.34% for the first quarter of 2019 increased by 13 bp from the first quarter of 2018.
The average yields earned on our interest-earning assets, which increased by 35 bp in the three months ended March 31, 2019, compared to the same prior year period, outpaced the increase in average rates paid on our interest-bearing liabilities, which increased by 31 bp in the three months ended March 31, 2019, compared to the same prior year period.

The aforementioned increases in average yields earned on our loans and leases and taxable investment securities portfolios during the three months ended March 31, 2019 was partially offset by the aforementioned increases in average rates paid on our time deposits $100,000 and over and savings and money market deposits during the three months ended March 31, 2019.

Provision for Loan and Lease Losses

Our Provision was a debit of $1.3 million during the first quarter of 2019, compared to a credit of $0.2 million in the first quarter of 2018. Our net charge-offs were $1.9 million during the first quarter of 2019, compared to net charge-offs of $0.6 million in the first quarter of 2018.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018	$ Change	% Change
Other operating income:
Mortgage banking income	$1,424	$1,847	$(423)	-22.9%
Service charges on deposit accounts	2,081	2,003	78	3.9%
Other service charges and fees	3,064	3,034	30	1.0%
Income from fiduciary activities	965	956	9	0.9%
Equity in earnings of unconsolidated subsidiaries	8	43	(35)	-81.4%
Fees on foreign exchange	151	211	(60)	-28.4%
Income from bank-owned life insurance	952	318	634	199.4%
Loan placement fees	149	197	(48)	-24.4%
Other:
Income recovered on nonaccrual loans previously charged-off	82	96	(14)	-14.6%
Other recoveries	26	46	(20)	-43.5%
Commissions on sale of checks	80	86	(6)	-7.0%
Gain on sale of MasterCard stock	2,555	—	2,555	N.M.
Other	136	117	19	16.2%
Total other operating income	$11,673	$8,954	$2,719	30.4%

For the first quarter of 2019, total other operating income of $11.7 million increased by $2.7 million, or 30.4%, from $9.0 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares resulting in a gain of $2.6 million, combined with higher income from bank-owned life insurance of $0.6 million. The higher income from bank-owned life insurance was primarily attributable to fluctuations in the stock market during the quarter. Partially offsetting these positive variances was lower net gains on sales of residential mortgage loans of $0.4 million (included in mortgage banking income).

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$19,889	$18,505	$1,384	7.5%
Net occupancy	3,458	3,266	192	5.9%
Equipment	1,006	1,068	(62)	-5.8%
Amortization of core deposit premium	—	669	(669)	-100.0%
Communication expense	734	898	(164)	-18.3%
Legal and professional services	1,570	1,821	(251)	-13.8%
Computer software expense	2,597	2,267	330	14.6%
Advertising expense	711	612	99	16.2%
Foreclosed asset expense	159	294	(135)	-45.9%
Other:
Charitable contributions	154	200	(46)	-23.0%
FDIC insurance assessment	501	434	67	15.4%
Miscellaneous loan expenses	294	299	(5)	-1.7%
ATM and debit card expenses	650	648	2	0.3%
Armored car expenses	198	166	32	19.3%
Entertainment and promotions	230	159	71	44.7%
Stationery and supplies	225	201	24	11.9%
Directors’ fees and expenses	242	231	11	4.8%
Increase (decrease) to the reserve for unfunded commitments	167	41	126	307.3%
Other	1,563	1,625	(62)	-3.8%
Total other operating expense	$34,348	$33,404	$944	2.8%

For the first quarter of 2019, total other operating expense was $34.3 million and increased by $0.9 million, or 2.8%, from $33.4 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.4 million and higher computer software expense of $0.3 million. The increase in salaries and employee benefits was partially attributable to a $0.6 million increase in deferred compensation expense with a corresponding increase in income from bank-owned life insurance, combined with merit increases in the second quarter of 2018. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, as the intangible asset was fully amortized as of September 30, 2018, and lower legal and professional services of $0.3 million compared to the year-ago period.

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

The following table sets forth a reconciliation to our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Total other operating expense	$34,348	$33,404

Net interest income	$45,113	$42,322
Total other operating income	11,673	8,954
Total revenue	$56,786	$51,276

Efficiency ratio	60.49%	65.15%

Our efficiency ratio improved to 60.49% in the first quarter of 2019 compared to 65.15% in the year-ago quarter. The efficiency ratio was positively impacted by the aforementioned gain on sale of MasterCard stock.

Income Taxes

The Company recorded income tax expense of $5.1 million for the three months ended March 31, 2019, compared to $3.8 million in the same prior year period. The effective tax rate for the three months ended March 31, 2019 was 24.2%, compared to 21.1% in the same prior year period. The increase in income tax expense and the effective tax rate in the three months ended March 31, 2019 was primarily due to higher pre-tax income in the current quarter, combined with an income tax benefit of $0.7 million related to the finalization of the impact of H.R.1, commonly referred to as the Tax Cuts and Jobs Act, recorded in the first quarter of 2018.

The valuation allowance on our net DTA totaled $3.3 million at March 31, 2019 and $3.5 million at December 31, 2018, of which $3.2 million and $3.3 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.1 million and $0.2 million as of March 31, 2019 and December 31, 2018 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $19.3 million at March 31, 2019, compared to a net DTA of $21.5 million as of December 31, 2018, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2019 of $5.84 billion increased by $34.3 million from $5.81 billion at December 31, 2018.

Investment Securities

Investment securities of $1.32 billion at March 31, 2019 decreased by $34.5 million, or 2.5%, from December 31, 2018. The decrease reflects $45.3 million in principal runoff, offset by a $10.8 million increase in the market valuation on the available-for-sale portfolio.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(Dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$411,396	$439,112	$(27,716)	(6.3)%
Real estate:
Construction	68,981	64,654	4,327	6.7
Residential mortgage	1,451,794	1,428,205	23,589	1.7
Home equity	465,905	468,966	(3,061)	(0.7)
Commercial mortgage	869,521	861,086	8,435	1.0
Consumer	352,771	357,908	(5,137)	(1.4)
Leases	83	124	(41)	(33.1)
Total loans and leases	3,620,451	3,620,055	396	—
Allowance for loan and lease losses	(41,413)	(42,993)	1,580	(3.7)
Net loans and leases	$3,579,038	$3,577,062	$1,976	0.1

U.S. Mainland:
Commercial, financial and agricultural	$155,399	$142,548	$12,851	9.0
Real estate:
Construction	2,194	2,273	(79)	(3.5)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	188,485	179,192	9,293	5.2
Consumer	135,042	134,298	744	0.6
Leases	—	—	—	—
Total loans and leases	481,120	458,311	22,809	5.0
Allowance for loan and lease losses	(5,854)	(4,923)	(931)	18.9
Net loans and leases	$475,266	$453,388	$21,878	4.8

Total:
Commercial, financial and agricultural	$566,795	$581,660	$(14,865)	(2.6)
Real estate:
Construction	71,175	66,927	4,248	6.3
Residential mortgage	1,451,794	1,428,205	23,589	1.7
Home equity	465,905	468,966	(3,061)	(0.7)
Commercial mortgage	1,058,006	1,040,278	17,728	1.7
Consumer	487,813	492,206	(4,393)	(0.9)
Leases	83	124	(41)	(33.1)
Total loans and leases	4,101,571	4,078,366	23,205	0.6
Allowance for loan and lease losses	(47,267)	(47,916)	649	(1.4)
Net loans and leases	$4,054,304	$4,030,450	$23,854	0.6

Loans and leases, net of deferred costs, of $4.10 billion at March 31, 2019 increased by $23.2 million, or 0.6%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $23.6 million, commercial mortgage of $17.7 million, and construction of $4.2 million. These increases were partially offset by net decreases in the following loan portfolios: commercial, financial and agricultural of $14.9 million, consumer of $4.4 million, and home equity of $3.1 million.

The Hawaii loan portfolio increased by $0.4 million, or 0.01%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $23.6 million, commercial mortgage of $8.4 million, and construction of $4.3 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

These increases were partially offset by net decreases in the following loan portfolios: commercial, financial and agricultural of $27.7 million consumer of $5.1 million, and home equity of $3.1 million.

The U.S. Mainland loan portfolio increased by $22.8 million, or 5.0% from December 31, 2018. The net increase was primarily attributable to net increases in the commercial, financial and agricultural loan portfolio of $12.9 million and commercial mortgage loan portfolio of $9.3 million.

In the first quarter of 2019, we purchased consumer loans totaling $18.3 million which represented the outstanding balance at the time of purchase.

In 2018, we purchased consumer loans totaling $58.6 million, which included a $0.1 million premium over the $58.5 million outstanding balance at the time of purchase.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Real estate:
Residential mortgage	$2,492	$2,048	$444	21.7
Home equity	570	275	295	107.3
Commercial mortgage	—	—	—	—
Total nonaccrual loans	3,062	2,323	739	31.8

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	276	414	(138)	(33.3)
Total OREO	276	414	(138)	(33.3)
Total nonperforming assets	3,338	2,737	601	22.0

Accruing Loans Delinquent for 90 Days or More
Real estate:
Home equity	—	298	(298)	(100.0)
Consumer	159	238	(79)	(33.2)
Total accruing loans delinquent for 90 days or more	159	536	(377)	(70.3)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	199	220	(21)	(9.5)
Real estate:
Construction	2,194	2,273	(79)	(3.5)
Residential mortgage	7,141	8,026	(885)	(11.0)
Commercial mortgage	2,222	2,348	(126)	(5.4)
Total restructured loans still accruing interest	11,756	12,867	(1,111)	(8.6)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$15,253	$16,140	$(887)	(5.5)

Ratio of nonaccrual loans to total loans and leases	0.07%	0.06%		0.01%
Ratio of nonperforming assets to total loans and leases and OREO	0.08%	0.07%		0.01%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.09%	0.08%		0.01%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.37%	0.40%		(0.03)%

The following table sets forth activity in nonperforming assets as of the date indicated.

Year-to-Date Changes in Nonperforming Assets:
(dollars in thousands)
Balance at December 31, 2018	$2,737
Additions	810
Reductions:
Payments	(71)
Return to accrual status	—
Sales of nonperforming assets	—
Charge-offs and/or valuation adjustments	(138)
Total reductions	(209)
Net increase	601
Balance at March 31, 2019	$3,338

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $3.3 million at March 31, 2019, compared to $2.7 million at December 31, 2018. There were no nonperforming loans classified as held for sale at March 31, 2019 and December 31, 2018. The increase in nonperforming assets from December 31, 2018 was primarily attributable to two additions to nonaccrual loans totaling $0.8 million, offset by a $0.1 million write-down of a Hawaii residential mortgage foreclosed asset and $0.1 million in repayments of nonaccrual loans.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2019 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $11.8 million of TDRs still accruing interest at March 31, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Allowance for Loan and Lease Losses:
Balance at beginning of period	$47,916	$50,001

Provision (credit) for loan and lease losses	1,283	(211)

Charge-offs:
Commercial, financial and agricultural	463	498
Consumer	2,251	1,933
Total charge-offs	2,714	2,431

Recoveries:
Commercial, financial and agricultural	233	144
Real estate:
Construction	6	1,193
Residential mortgage	22	26
Home equity	9	3
Commercial mortgage	—	15
Consumer	512	477
Total recoveries	782	1,858

Net charge-offs	1,932	573

Balance at end of period	$47,267	$49,217

Allowance as a percentage of total loans and leases	1.15%	1.29%

Annualized ratio of net charge-offs to average loans and leases	0.19%	0.06%

Our Allowance at March 31, 2019 totaled $47.3 million compared to $47.9 million at December 31, 2018. During the three months ended March 31, 2019, we recorded a debit to the Provision of $1.3 million primarily due to net charge-offs of $1.9 million. The decrease in our Allowance during the three months ended March 31, 2019, as well as the continued reduction of our reserve coverage ratio, primarily reflects the credit quality of the loan portfolio, real estate markets and general economic conditions both in Hawaii and the U.S. mainland.

Our Allowance as a percentage of total loans and leases decreased from 1.17% at December 31, 2018 to 1.15% at March 31, 2019. Our Allowance as a percentage of nonperforming assets decreased from 1,750.68% at December 31, 2018 to 1,416.03% at March 31, 2019.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $16.1 million at March 31, 2019 decreased by $0.5 million, or 3.0%, from the FHLB stock balance at December 31, 2018.  FHLB membership stock has an activity-based stock requirement, thus as borrowings decline, so will our holdings. There is a minimum requirement of $6.96 million in FHLB membership stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Noninterest-bearing demand deposits	$1,357,890	$1,436,967	$(79,077)	(5.5)%
Interest-bearing demand deposits	965,316	954,011	11,305	1.2
Savings and money market deposits	1,562,798	1,448,257	114,541	7.9
Time deposits less than $100,000	174,265	176,707	(2,442)	(1.4)
Core deposits	4,060,269	4,015,942	44,327	1.1

Government time deposits	600,572	631,293	(30,721)	(4.9)
Other time deposits $100,000 to $250,000	107,051	106,783	268	0.3
Other time deposits greater than $250,000	180,236	192,472	(12,236)	(6.4)
Total time deposits $100,000 and greater	887,859	930,548	(42,689)	(4.6)

Total deposits	$4,948,128	$4,946,490	$1,638	—

Total deposits of $4.95 billion at March 31, 2019 remained relatively unchanged from total deposits of $4.95 billion at December 31, 2018. Net increases in savings and money market deposits of $114.5 million and interest-bearing demand deposits of $11.3 million, were partially offset by net decreases in noninterest-bearing demand deposits of $79.1 million, government time deposits of $30.7 million, and other time deposits greater than $250,000 of $12.2 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.06 billion at March 31, 2019 and increased by $44.3 million, or 1.1%, from December 31, 2018. Core deposits as a percentage of total deposits was 82.1% at March 31, 2019, compared to 81.2% at December 31, 2018.

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

Common and Preferred Equity

Shareholders' equity totaled $502.6 million at March 31, 2019, compared to $491.7 million at December 31, 2018. The change in total shareholders' equity was attributable to net income of $16.0 million and other comprehensive income of $11.2 million, partially offset by the repurchase of 277,000 shares of common stock under our repurchase program, at a cost of $7.7 million and cash dividends paid of $6.1 million in the three months ended March 31, 2019. During the three months ended March 31, 2019, we repurchased approximately 1.0% of our common stock outstanding as of December 31, 2018.

The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets, by total assets, less intangible assets. The Company did not have any intangible assets at three months ended March 31, 2019 and December 31, 2018.

The following table sets forth a reconciliation of our tangible common equity ratio for each of the periods indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018
Total shareholders' equity	$502,638	$491,725
Less: preferred stock	—	—
Total common equity	502,638	491,725
Less: other intangible assets	—	—
Tangible common equity	$502,638	$491,725

Total assets	$5,841,352	$5,807,026
Less: other intangible assets	—	—
Tangible assets	$5,841,352	$5,807,026

Tangible common equity ratio	8.60%	8.47%

Our tangible common equity ratio was 8.60% at March 31, 2019, compared to 8.47% at December 31, 2018. Our book value per share was $17.50 and $16.97 at March 31, 2019 and December 31, 2018, respectively. Our tangible book value per share was $17.50 and $16.97 at March 31, 2019 and December 31, 2018, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of March 31, 2019, on a stand-alone basis, CPF had an available cash balance of approximately $15.6 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2019, the bank had Statutory Retained Earnings of $51.7 million. On April 23, 2019, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which was a 9.5% increase from the $0.21 per share a year-ago.

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

In the year ended December 31, 2018, the Company repurchased 1,155,157 shares of common stock, at a cost of $32.8 million, under the Company's repurchase plan.

In the three months ended March 31, 2019, a total of 277,000 shares of common stock, at a cost of $7.7 million, were repurchased under the Company's repurchase plan. As of March 31, 2019, $13.0 million remained under the Company's current stock repurchase plan. The Company's repurchase plan has no expiration date.

Trust Preferred Securities

On December 17, 2018, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of CPB Statutory Trust III ("Trust III") bearing an interest rate of three-month LIBOR plus 2.85% and maturing on December 17, 2033. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust III and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust III, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust III trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 9, 2019, Trust III was canceled with the state of Connecticut.

On January 7, 2019, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of CPB Capital Trust II ("Trust II") bearing an interest rate of three-month LIBOR plus 2.85% and maturing on October 7, 2033. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust II, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 22, 2019, Trust II was canceled with the state of Delaware.

As of March 31, 2019, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2018 Form 10-K.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2019 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2019:
Leverage capital	$554,148	9.5%	$233,126	4.0%		N/A
Tier 1 risk-based capital	554,148	13.0	255,911	6.0		N/A
Total risk-based capital	602,824	14.1	341,214	8.0		N/A
CET1 risk-based capital	504,148	11.8	191,933	4.5		N/A

At December 31, 2018:
Leverage capital	$570,260	9.9%	$230,847	4.0%		N/A
Tier 1 risk-based capital	570,260	13.5	252,921	6.0		N/A
Total risk-based capital	619,419	14.7	337,228	8.0		N/A
CET1 risk-based capital	500,260	11.9	189,691	4.5		N/A

Central Pacific Bank
At March 31, 2019:
Leverage capital	$539,390	9.3%	$232,969	4.0%	$291,211	5.0%
Tier 1 risk-based capital	539,390	12.7	255,686	6.0	340,915	8.0
Total risk-based capital	588,066	13.8	340,915	8.0	426,144	10.0
CET1 risk-based capital	539,390	12.7	191,765	4.5	276,993	6.5

At December 31, 2018:
Leverage capital	$533,166	9.3%	$230,638	4.0%	$288,298	5.0%
Tier 1 risk-based capital	533,166	12.7	252,667	6.0	336,889	8.0
Total risk-based capital	582,325	13.8	336,889	8.0	421,111	10.0
CET1 risk-based capital	533,166	12.7	189,500	4.5	273,722	6.5

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

ALCO utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of March 31, 2019, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	1.77%
-100 bp	(4.24)%

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

The bank is a member of and maintained a $1.72 billion line of credit with the FHLB as of March 31, 2019, compared to $1.43 billion at December 31, 2018. We had $179.0 million in short-term borrowings under this arrangement at March 31, 2019, compared to $197.0 million at December 31, 2018. Long-term borrowings under this arrangement totaled $50.0 million at March 31, 2019 and December 31, 2018. FHLB advances available at March 31, 2019 were secured by certain real estate loans with a carrying value of $2.32 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2019, $1.42 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018.

At March 31, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $70.6 million and $73.9 million, respectively. As of March 31, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $122.0 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, the Company signed an extension to its existing agreement with a computer software vendor. This extension increases the Company's contractual obligations for the years 2022 through 2024 by approximately $6 million per year. There were no other material changes in our contractual obligations since December 31, 2018.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2019 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Our Board of Directors most recently amended our stock repurchase plan, in November 2017, when it increased such repurchase authority by $50 million.

In the three months ended March 31, 2019, the Company repurchased 277,000 shares of common stock, at an aggregate cost of $7.7 million, under the Company's stock repurchase plan. As of March 31, 2019, a total of $13.0 million remained available for repurchase under the Company's stock repurchase plan. There is no expiration date on the stock repurchase plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2019	110,500	$25.98	110,500	$17,798,165
February 1-28, 2019	71,000	29.50	71,000	15,703,976
March 1-31, 2019	95,500	28.73	95,500	12,960,324
Total	277,000	$27.83	277,000	12,960,324

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 7, 2019	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	May 7, 2019	/s/ David S. Morimoto
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