Form 10-Q
period 2019-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2019-08-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 31, 2019 was 28,556,677 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

This document may contain forward-looking statements concerning: projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; statements of future economic performance including anticipated performance results from our RISE2020 initiative; or any statements of the assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and may include the words "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" or words of similar meaning.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 initiative; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; the ability to address any material weakness in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$83,534	$80,569
Interest-bearing deposits in other banks	15,173	21,617
Investment securities:
Available-for-sale debt securities, at fair value	1,254,743	1,205,478
Held-to-maturity debt securities, at amortized cost; fair value of: none at June 30, 2019 and $144,272 at December 31, 2018	—	148,508
Equity securities, at fair value	1,034	826
Total investment securities	1,255,777	1,354,812

Loans held for sale	6,848	6,647

Loans and leases	4,247,113	4,078,366
Allowance for loan and lease losses	(48,267)	(47,916)
Net loans and leases	4,198,846	4,030,450

Premises and equipment, net	43,600	45,285
Accrued interest receivable	17,260	17,000
Investment in unconsolidated subsidiaries	17,247	14,008
Other real estate owned	276	414
Mortgage servicing rights	15,266	15,596
Bank-owned life insurance	158,294	157,440
Federal Home Loan Bank stock	17,824	16,645
Right of use lease asset	53,678	—
Other assets	36,383	46,543
Total assets	$5,920,006	$5,807,026

Liabilities
Deposits:
Noninterest-bearing demand	$1,351,190	$1,436,967
Interest-bearing demand	1,002,706	954,011
Savings and money market	1,573,805	1,448,257
Time	1,049,148	1,107,255
Total deposits	4,976,849	4,946,490

Short-term borrowings	221,000	197,000
Long-term debt	101,547	122,166
Lease liability	53,829	—
Other liabilities	51,086	49,645
Total liabilities	5,404,311	5,315,301

Shareholders' Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,567,777 at June 30, 2019 and 28,967,715 at December 31, 2018	456,293	470,660
Additional paid-in capital	89,724	88,876
Accumulated deficit	(34,780)	(51,718)
Accumulated other comprehensive income (loss)	4,458	(16,093)
Total shareholders' equity	515,695	491,725
Total liabilities and shareholders' equity	$5,920,006	$5,807,026
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans and leases	$45,540	$38,699	$89,308	$76,089
Interest and dividends on investment securities:
Taxable interest	7,530	8,717	15,790	17,560
Tax-exempt interest	814	933	1,680	1,866
Dividends	14	3	32	18
Interest on deposits in other banks	46	117	114	201
Dividends on Federal Home Loan Bank stock	161	40	322	85
Total interest income	54,105	48,509	107,246	95,819
Interest expense:
Interest on deposits:
Demand	199	193	391	373
Savings and money market	1,507	459	2,298	828
Time	4,867	4,034	9,959	7,459
Interest on short-term borrowings	1,123	48	2,016	91
Interest on long-term debt	1,031	1,103	2,091	2,074
Total interest expense	8,727	5,837	16,755	10,825
Net interest income	45,378	42,672	90,491	84,994
Provision (credit) for loan and lease losses	1,404	532	2,687	321
Net interest income after provision (credit) for loan and lease losses	43,974	42,140	87,804	84,673
Other operating income:
Mortgage banking income	1,601	1,775	3,025	3,622
Service charges on deposit accounts	2,041	1,977	4,122	3,980
Other service charges and fees	3,691	3,377	6,755	6,411
Income from fiduciary activities	1,129	1,017	2,094	1,973
Equity in earnings of unconsolidated subsidiaries	71	37	79	80
Fees on foreign exchange	218	277	369	488
Income from bank-owned life insurance	914	501	1,866	819
Loan placement fees	107	220	256	417
Other	322	449	3,201	794
Total other operating income	10,094	9,630	21,767	18,584
Other operating expense:
Salaries and employee benefits	20,563	18,783	40,452	37,288
Net occupancy	3,525	3,360	6,983	6,626
Equipment	1,138	1,044	2,144	2,112
Amortization of core deposit premium	—	668	—	1,337
Communication expense	903	746	1,637	1,644
Legal and professional services	1,728	1,769	3,298	3,590
Computer software expense	2,560	2,305	5,157	4,572
Advertising expense	712	617	1,423	1,229
Foreclosed asset expense	49	31	208	325
Other	4,929	4,288	9,153	8,292
Total other operating expense	36,107	33,611	70,455	67,015
Income before income taxes	17,961	18,159	39,116	36,242
Income tax expense	4,427	3,935	9,545	7,741
Net income	$13,534	$14,224	$29,571	$28,501
Per common share data:
Basic earnings per common share	$0.47	$0.48	$1.03	$0.96
Diluted earnings per common share	$0.47	$0.48	$1.03	$0.95
Cash dividends declared	$0.23	$0.21	$0.44	$0.40
Weighted average common shares outstanding used in computation:
Basic shares	28,546,564	29,510,175	28,651,852	29,658,051
Diluted shares	28,729,510	29,714,942	28,847,786	29,881,534
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$13,534	$14,224	$29,571	$28,501
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	12,165	(3,669)	23,161	(18,640)
Defined benefit plans	248	150	490	406
Total other comprehensive income (loss), net of tax	12,413	(3,519)	23,651	(18,234)
Comprehensive income	$25,947	$10,705	$53,222	$10,267

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (1)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
Common stock repurchased and retired and other related costs (277,000 shares)	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation expense	32,326	—	—	498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638
Net income	—	—	—	—	13,534	—	—	13,534
Other comprehensive income	—	—	—	—	—	12,413	—	12,413
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,581)	—	—	(6,581)
Common stock purchased by directors' deferred compensation plan (14,600 shares, net)	—	—	(416)	—	—	—	—	(416)
Common stock repurchased and retired and other related costs (213,700 shares)	(213,700)	—	(6,243)	—	—	—	—	(6,243)
Share-based compensation expense	58,436	—		350	—	—	—	350
Balance at June 30, 2019	28,567,777	$—	$456,293	$89,724	$(34,780)	$4,458	$—	$515,695

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (3)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	14,277	—	—	14,277
Other comprehensive loss	—	—	—	—	—	(14,715)	—	(14,715)
Cash dividends declared ($0.19 per share)	—	—	—	—	(5,670)	—	—	(5,670)
Common stock purchased by directors' deferred compensation plan (2,850 shares, net)	—	—	(83)	—	—	—	—	(83)
Common stock repurchased and retired and other related costs (344,362 shares)	(344,362)	—	(10,111)	—	—	—	—	(10,111)
Share-based compensation	27,262	—	—	399	—	—	—	399
Distribution from variable interest entity	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2018	29,707,122	$—	$493,794	$86,497	$(78,454)	$(17,729)	$—	$484,108
Net income	—	—	—	—	14,224	—	—	14,224
Other comprehensive income	—	—	—	—	—	(3,519)	—	(3,519)
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,205)	—	—	(6,205)
Common stock purchased by directors' deferred compensation plan (14,100 shares, net)	—	—	(421)	—	—	—	—	(421)
Common stock repurchased and retired and other related costs (269,885 shares)	(269,885)	—	(7,971)	—	—	—	—	(7,971)
Share-based compensation	52,717	—		452	—	—	—	452
Balance at June 30, 2018	29,489,954	$—	$485,402	$86,949	$(70,435)	$(21,248)	$—	$480,668

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2017-12. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2016-01.
(3) Represents the impact of the adoption of ASU 2018-02.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$29,571	$28,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	2,687	321
Depreciation and amortization of premises and equipment	3,085	3,177
Non-cash lease expense	151	—
Cash flows from operating leases	(3,105)	—
(Gain) loss on sale of other real estate, net of write-downs	138	250
Amortization of core deposit premium and mortgage servicing rights	1,072	2,231
Net amortization and accretion of premium/discounts on investment securities	4,644	5,769
Share-based compensation expense	848	851
Net gain on sales of residential mortgage loans	(1,586)	(1,931)
Proceeds from sales of loans held for sale	93,490	118,294
Originations of loans held for sale	(92,105)	(109,123)
Equity in earnings of unconsolidated subsidiaries	(79)	(80)
Distributions from unconsolidated subsidiaries	101	578
Net increase in cash surrender value of bank-owned life insurance	(854)	(819)
Deferred income taxes	8,501	7,575
Net tax benefits from share-based compensation	192	166
Net change in other assets and liabilities	(8,782)	(5,501)
Net cash provided by operating activities	37,969	50,259
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	121,881	78,401
Purchases of investment securities available-for-sale	—	(85,313)
Proceeds from maturities of and calls on investment securities held-to-maturity	—	33,319
Proceeds from sale of MasterCard stock	2,555	—
Net loan proceeds (originations)	(121,756)	(92,539)
Purchases of loan portfolios	(49,327)	(20,608)
Proceeds from sale of foreclosed loans/other real estate owned	—	46
Proceeds from bank-owned life insurance	—	167
Net purchases of premises and equipment	(1,400)	(1,833)
Net return of capital from unconsolidated subsidiaries	622	—
Net (purchases of) proceeds from redemption of FHLB stock	(1,179)	(2,485)
Net cash used in investing activities	(48,604)	(90,845)
Cash flows from financing activities:
Net increase in deposits	30,359	22,745
Repayments of long-term debt	(20,619)	—
Net increase (decrease) in short-term borrowings	24,000	55,000
Cash dividends paid on common stock	(12,633)	(11,875)
Repurchases of common stock and other related costs	(13,951)	(18,082)
Net cash provided by financing activities	7,156	47,788
Net (decrease) increase in cash and cash equivalents	(3,479)	7,202
Cash and cash equivalents at beginning of period	102,186	82,293
Cash and cash equivalents at end of period	$98,707	$89,495

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,916	$10,552
Income taxes	9,401	22
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	416	—
Net reclassification of loans to foreclosed loans/other real estate owned	—	40
Net transfer of investment securities held to maturity to available for sale	149,042	—
Right-of-use lease assets obtained in exchange for lease liabilities	55,887	—
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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $15.5 million and $1.6 million, respectively, at June 30, 2019 and $0.2 million, $11.6 million and $2.2 million, respectively, at December 31, 2018. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU lease asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. The Company elected to adopt the practical expedient allowed under ASU 2018-11. During the year ended December 31, 2018, the Company engaged a software vendor to assist in the implementation of ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and recorded a ROU lease asset and corresponding lease liability on the Company's consolidated balance sheet of $55.9 million for its operating leases where it is a lessee. There was no impact to the Company's financial statements for its leases where it is a lessor. As of June 30, 2019, the ROU lease asset and lease liability was $53.7 million and $53.8 million, respectively. See Note 12 - Leases for required disclosures on this new standard.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The FASB believes that such amendments will: 1) improve the transparency of information about an entity’s risk management activities and 2) simplify the application of hedge accounting. The ASU allows an entity that qualifies for the last-of-layer method a one-time opportunity to reclassify securities from the held-to-maturity category to the available-for-sale category. The Company adopted ASU 2017-12 effective January 1, 2019 and transferred its entire held-to-maturity investment securities portfolio with a fair value of $144.3 million at January 1, 2019 to the available-for-sale portfolio. On the date of adoption, the Company recorded a cumulative effect adjustment related to the unrealized loss on the investment securities transferred, which decreased available-for-sale investments by $4.2 million, increased deferred tax assets by $1.1 million, and decreased opening accumulated other comprehensive income (loss) ("AOCI") by $3.1 million. The ASU did not have a material impact on our current derivative activities.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for the Company's reporting period beginning January 1, 2020 and early adoption is permitted. The Company early adopted ASU 2018-15 during the second quarter of 2019. The adoption of the ASU did not have a material impact on our consolidated financial statements.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and subsequent amendments to the guidance, ASU 2019-04 in April 2019 and ASU 2019-05 in May 2019. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, and instead provides for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the accounting treatment for other-than-temporary impairment for available-for-sale debt securities. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. However, an organization may elect to phase in the regulatory capital impact over a three-year transition period if adoption of the new standard results in a reduction of retained earnings. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. As such, the Company will implement CECL for the reporting period beginning January 1, 2020. The new guidance will require significant operational changes, particularly in existing processes, data collection and analysis.

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. To date, the Company has established appropriate loan pools by segment and sub-segment, developed internal loss driver models, and has leveraged a third-party software solution to measure expected losses under CECL. As part of this process, the Company has also engaged an additional third party specializing in economic forecasting to enable it to incorporate reasonable and supportable forecasts in its process. Finally, the Company is developing internal controls around all applicable components, including data, calculations and implementation. Later in the year, the Company plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for select interim reporting periods in 2019. While the Company is evaluating the full impact of adopting this new guidance, management expects that it will be significantly influenced by its own historical experience, the composition and quality of the Company’s loans, as well as economic condition expectations as of the date of adoption. The Company also anticipates significant changes to its reserve calculation processes and procedures and continues to evaluate the potential impact on our consolidated financial statements.

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

3. INVESTMENT SECURITIES

A summary of our investment portfolio is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$152,303	$2,308	$(107)	$154,504
Corporate securities	30,594	231	(28)	30,797
U.S. Treasury obligations and direct obligations of U.S Government agencies	29,869	2	(256)	29,615
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	758,008	3,309	(5,944)	755,373
Commercial - U.S. Government agencies and sponsored entities	105,347	1,136	(129)	106,354
Residential - Non-government agencies	39,429	1,088	—	40,517
Commercial - Non-government agencies	134,771	2,869	(57)	137,583
Total available-for-sale securities	$1,250,321	$10,943	$(6,521)	$1,254,743

Equity securities	$872	$162	$—	$1,034

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$83,436	$19	$(3,174)	$80,281
Commercial - U.S. Government-sponsored entities	65,072	—	(1,081)	63,991
Total held-to-maturity securities	$148,508	$19	$(4,255)	$144,272

Available-for-sale:
Debt securities:
States and political subdivisions	$174,114	$1,035	$(1,475)	$173,674
Corporate securities	55,259	—	(410)	54,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,257	—	(683)	32,574
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	736,175	369	(19,492)	717,052
Commercial - U.S. Government agencies and sponsored entities	53,014	—	(1,531)	51,483
Residential - Non-government agencies	41,245	337	(464)	41,118
Commercial - Non-government agencies	134,867	1,013	(1,152)	134,728
Total available-for-sale securities	$1,227,931	$2,754	$(25,207)	$1,205,478

Equity securities	$826	$—	$—	$826

As discussed in Note 2 - Recent Accounting Pronouncements, on January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its held-to-maturity investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its available-for-sale investment securities portfolio.

The amortized cost and estimated fair value of investment securities at June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$36,539	$36,603
Due after one year through five years	82,075	82,723
Due after five years through ten years	49,903	50,805
Due after ten years	44,249	44,785

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	758,008	755,373
Commercial - U.S. Government agencies and sponsored entities	105,347	106,354
Residential - Non-government agencies	39,429	40,517
Commercial - Non-government agencies	134,771	137,583
Total available-for-sale securities	$1,250,321	$1,254,743

Equity securities	$872	$1,034

We did not sell any available-for-sale securities during the three and six months ended June 30, 2019 and June 30, 2018.

Investment securities of $753.3 million and $980.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

Provided below is a summary of the 134 and 336 investment securities which were in an unrealized or unrecognized loss position at June 30, 2019 and December 31, 2018, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Debt securities:
States and political subdivisions	$2,656	$(5)	$10,456	$(102)	$13,112	$(107)
Corporate securities	—	—	5,200	(28)	5,200	(28)
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	—	27,943	(256)	27,943	(256)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	18,320	(194)	426,811	(5,750)	445,131	(5,944)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government agencies and sponsored entities	—	—	30,253	(129)	30,253	(129)
Commercial - Non-government agencies	16,709	(57)	—	—	16,709	(57)
Total temporarily impaired securities	$37,685	$(256)	$500,663	$(6,265)	$538,348	$(6,521)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Debt securities:
States and political subdivisions	$38,099	$(157)	$49,505	$(1,318)	$87,604	$(1,475)
Corporate securities	49,729	(250)	5,120	(160)	54,849	(410)
U.S. Treasury obligations and direct obligations of U.S Government agencies	30,029	(613)	2,545	(70)	32,574	(683)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	88,957	(1,229)	666,685	(21,437)	755,642	(22,666)
Residential - Non-government agencies	—	—	24,515	(464)	24,515	(464)
Commercial - U.S. Government-sponsored entities	13,973	(247)	101,500	(2,365)	115,473	(2,612)
Commercial - Non-government agencies	33,847	(233)	46,680	(919)	80,527	(1,152)
Total temporarily impaired securities	$254,634	$(2,729)	$896,550	$(26,733)	$1,151,184	$(29,462)

Visa and MasterCard Class B Common Stock

As of June 30, 2019, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$590,071	$581,177
Real estate:
Construction	72,835	67,269
Residential mortgage	1,513,104	1,424,384
Home equity	472,918	468,966
Commercial mortgage	1,094,256	1,041,685
Consumer	501,273	492,268
Leases	52	124
Gross loans and leases	4,244,509	4,075,873
Net deferred costs	2,604	2,493
Total loans and leases, net of deferred costs	$4,247,113	$4,078,366

During the six months ended June 30, 2019, we did not foreclose on any loans.

During the six months ended June 30, 2018, we foreclosed on one loan totaling $40 thousand.

During the six months ended June 30, 2019 and 2018, we did not transfer any loans to the held-for-sale category.

We did not sell any portfolio loans during the six months ended June 30, 2019 and 2018.

In the first quarter of 2019, we purchased consumer loans totaling $18.3 million which represented the outstanding balance at the time of purchase.

In the second quarter of 2019, we purchased consumer loans totaling $31.0 million which represented the outstanding balance at the time of purchase.

In 2018, we purchased consumer loans totaling $58.6 million, which included a 0.1 million premium over the $58.5 million outstanding balance at the time of purchase.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of June 30, 2019 and December 31, 2018:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
June 30, 2019
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,109	1,313	13,367	4,313	11,668	9,497	—	48,267
Total ending balance	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$—	$48,267

Loans and leases:
Individually evaluated for impairment	$178	$—	$7,569	$244	$2,097	$—	$—	$10,088
Collectively evaluated for impairment	589,893	72,835	1,505,535	472,674	1,092,159	501,273	52	4,234,421
Subtotal	590,071	72,835	1,513,104	472,918	1,094,256	501,273	52	4,244,509
Net deferred costs (income)	412	(408)	3,832	233	(1,398)	(67)	—	2,604
Total loans and leases, net of deferred costs (income)	$590,483	$72,427	$1,516,936	$473,151	$1,092,858	$501,206	$52	$4,247,113

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,027	1,202	14,349	3,788	13,358	7,192	—	47,916
Total ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	7,192	$—	$47,916

Loans and leases:
Individually evaluated for impairment	$220	$2,273	$10,075	$275	$2,348	$—	$—	$15,191
Collectively evaluated for impairment	580,957	64,996	1,414,309	468,691	1,039,337	492,268	124	4,060,682
Subtotal	581,177	67,269	1,424,384	468,966	1,041,685	492,268	124	4,075,873
Net deferred costs (income)	483	(342)	3,821	—	(1,407)	(62)	—	2,493
Total loans and leases, net of deferred costs (income)	$581,660	$66,927	$1,428,205	$468,966	$1,040,278	$492,206	$124	$4,078,366

There were no impaired loans with an allowance recorded as of June 30, 2019 and December 31, 2018. The following table presents by class, information related to impaired loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
Impaired loans:
Commercial, financial and agricultural	$288	$178	$—	$330	$220	$—
Real estate:
Construction	—	—	—	3,076	2,273	—
Residential mortgage	8,306	7,569	—	11,019	10,075	—
Home equity	244	244	—	275	275	—
Commercial mortgage	2,097	2,097	—	2,348	2,348	—
Total impaired loans	$10,935	$10,088	$—	$17,048	$15,191	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$185	$2	$628	$3	$199	$5	$540	$5
Real estate:
Construction	1,434	32	2,464	28	1,890	62	2,517	54
Residential mortgage	8,583	607	12,832	159	9,289	713	13,358	296
Home equity	254	13	518	—	393	13	546	—
Commercial mortgage	2,138	23	3,616	36	2,222	46	3,726	74
Total	$12,594	$677	$20,058	$226	$13,993	$839	$20,687	$429

For the three and six months ended June 30, 2019 and 2018, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three and six months ended June 30, 2019 and 2018, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.5 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2019 and December 31, 2018, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
June 30, 2019
Commercial, financial and agricultural	$1,104	$469	$—	$—	$1,573	$588,910	$590,483
Real estate:
Construction	—	—	—	—	—	72,427	72,427
Residential mortgage	89	975	—	738	1,802	1,515,134	1,516,936
Home equity	970	—	—	244	1,214	471,937	473,151
Commercial mortgage	—	—	—	—	—	1,092,858	1,092,858
Consumer	2,013	737	267	—	3,017	498,189	501,206
Leases	—	—	—	—	—	52	52
Total	$4,176	$2,181	$267	$982	$7,606	$4,239,507	$4,247,113

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2018
Commercial, financial and agricultural	$1,348	$162	$—	$—	$1,510	$580,150	$581,660
Real estate:
Construction	—	—	—	—	—	66,927	66,927
Residential mortgage	3,966	157	—	2,048	6,171	1,422,034	1,428,205
Home equity	433	104	298	275	1,110	467,856	468,966
Commercial mortgage	—	—	—	—	—	1,040,278	1,040,278
Consumer	2,340	872	238	—	3,450	488,756	492,206
Leases	—	—	—	—	—	124	124
Total	$8,087	$1,295	$536	$2,323	$12,241	$4,066,125	$4,078,366

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2019 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $9.1 million of TDRs still accruing interest at June 30, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and six months ended June 30, 2019.

No loans were modified in a TDR during the three and six months ended June 30, 2019 and 2018.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2019 and 2018.

We had no commitments on TDRs during the three and six months ended June 30, 2019 and 2018.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
June 30, 2019
Commercial, financial and agricultural	$574,264	$3,994	$11,813	$—	$590,071	$412	$590,483
Real estate:
Construction	72,835	—	—	—	72,835	(408)	72,427
Residential mortgage	1,512,276	—	828	—	1,513,104	3,832	1,516,936
Home equity	472,674	—	244	—	472,918	233	473,151
Commercial mortgage	1,054,254	26,711	13,291	—	1,094,256	(1,398)	1,092,858
Consumer	501,007	—	178	88	501,273	(67)	501,206
Leases	52	—	—	—	52	—	52
Total	$4,187,362	$30,705	$26,354	$88	$4,244,509	$2,604	$4,247,113

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2018
Commercial, financial and agricultural	$552,706	$7,961	$20,510	$—	$581,177	$483	$581,660
Real estate:
Construction	67,269	—	—	—	67,269	(342)	66,927
Residential mortgage	1,422,240	—	2,144	—	1,424,384	3,821	1,428,205
Home equity	468,394	—	572	—	468,966	—	468,966
Commercial mortgage	1,029,581	10,412	1,692	—	1,041,685	(1,407)	1,040,278
Consumer	492,030	—	80	158	492,268	(62)	492,206
Leases	124	—	—	—	124	—	124
Total	$4,032,344	$18,373	$24,998	$158	$4,075,873	$2,493	$4,078,366

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
Three Months Ended June 30, 2019
Beginning balance	$7,847	$1,299	$12,851	$4,278	$12,036	$8,956	$—	$47,267
Provision (credit) for loan and lease losses	786	(578)	144	26	(393)	1,419	—	1,404
	8,633	721	12,995	4,304	11,643	10,375	—	48,671
Charge-offs	839	—	—	—	—	1,459	—	2,298
Recoveries	315	592	372	9	25	581	—	1,894
Net charge-offs (recoveries)	524	(592)	(372)	(9)	(25)	878	—	404
Ending balance	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$—	$48,267

Three Months Ended June 30, 2018
Beginning balance	$7,476	$1,714	$14,207	$3,328	$16,186	$6,306	$—	$49,217
Provision (credit) for loan and lease losses	496	91	24	(169)	(1,121)	1,211	—	532
	7,972	1,805	14,231	3,159	15,065	7,517	—	49,749
Charge-offs	742	—	—	—	—	1,729	—	2,471
Recoveries	295	6	21	9	29	543	—	903
Net charge-offs (recoveries)	447	(6)	(21)	(9)	(29)	1,186	—	1,568
Ending balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
Six Months Ended June 30, 2019
Beginning balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916
Provision (credit) for loan and lease losses	836	(487)	(1,376)	507	(1,715)	4,922	—	2,687
	8,863	715	12,973	4,295	11,643	12,114	—	50,603
Charge-offs	1,302	—	—	—	—	3,710	—	5,012
Recoveries	548	598	394	18	25	1,093	—	2,676
Net charge-offs (recoveries)	754	(598)	(394)	(18)	(25)	2,617	—	2,336
Ending balance	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$—	$48,267

Six Months Ended June 30, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	732	(1,223)	(123)	(161)	(1,751)	2,847	—	321
	8,326	612	14,205	3,156	15,050	8,973	—	50,322
Charge-offs	1,240	—	—	—	—	3,662	—	4,902
Recoveries	439	1,199	47	12	44	1,020	—	2,761
Net charge-offs (recoveries)	801	(1,199)	(47)	(12)	(44)	2,642	—	2,141
Ending balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a debit of $1.4 million and a debit of $2.7 million in the three and six months ended June 30, 2019, respectively, compared to a debit of $0.5 million and a debit of $0.3 million in the three and six months ended June 30, 2018, respectively.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Investments in low income housing tax credit partnerships	$15,486	$11,603
Investments in common securities of statutory trusts	1,547	2,169
Investments in affiliates	160	182
Other	54	54
Total	$17,247	$14,008

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of June 30, 2019 and December 31, 2018, the Company had $12.1 million and $8.3 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of June 30, 2019 for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$4,018
2020	7,866
2021	94
2022	10
2023	10
2024	26
Thereafter	49
Total unfunded commitments	$12,073

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2019 and June 30, 2018:

(dollars in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Proportional amortization method:
Amortization expense recognized in income tax expense	$259	$113	$517	$227
Tax credits recognized in income tax expense	338	153	615	305

7. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the periods presented:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, January 1, 2018	$2,006	$15,843	$17,849
Additions	—	807	807
Amortization	(1,337)	(894)	(2,231)
Balance, June 30, 2018	$669	$15,756	$16,425

Balance, January 1, 2019	$—	$15,596	$15,596
Additions	—	742	742
Amortization	—	(1,072)	(1,072)
Balance, June 30, 2019	$—	$15,266	$15,266

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2019, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

Amortization of mortgage servicing rights was $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2018, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018
Fair market value, beginning of period	$17,696	$17,161
Fair market value, end of period	15,554	18,560
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption (1)	17.4	13.9

(1) Represents annualized loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(44,642)	$—
Mortgage servicing rights	66,755	(51,489)	15,266	66,013	(50,417)	15,596
Total	$111,397	$(96,131)	$15,266	$110,655	$(95,059)	$15,596

Based on the mortgage servicing rights held as of June 30, 2019, estimated amortization expense for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$1,481
2020	2,437
2021	1,941
2022	1,570
2023	1,297
2024	1,120
Thereafter	5,420
Total	$15,266

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2019 and December 31, 2018, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2019, we were a party to interest rate lock and forward sale commitments on $1.0 million and $7.8 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate lock and forward sale commitments	Other assets / other liabilities	$6	$11	$69	$95

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	$(18)
Loans held for sale	Other income	—

Three Months Ended June 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	(36)
Loans held for sale	Other income	7

Six Months Ended June 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	21
Loans held for sale	Other income	—

Six Months Ended June 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	(15)
Loans held for sale	Other income	—

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.74 billion line of credit as of June 30, 2019, compared to $1.43 billion at December 31, 2018. At June 30, 2019, $1.40 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018. Short-term borrowings under this arrangement totaled $221.0 million at June 30, 2019, compared to $197.0 million at December 31, 2018.  Long-term borrowings under this arrangement totaled $50.0 million at June 30, 2019 and December 31, 2018. FHLB advances available at June 30, 2019 were secured by certain real estate loans with a carrying value of $2.34 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $67.7 million and $73.9 million, respectively. As of June 30, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $121.2 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

On January 7, 2019, the Company completed the redemption of $20.0 million in floating rate trust preferred securities of Trust II. The redemption price was 100% of the aggregate liquidation amount of the securities plus accumulated but unpaid distributions up to but not including the redemption date. The Company also redeemed $0.6 million of common securities issued by Trust II and held by the Company, as a result of the concurrent redemption of 100% of the principal assets of Trust II, or $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust II trust preferred securities. The redemption was pursuant to the optional prepayment provisions of the indenture. On January 22, 2019, Trust II was canceled with the state of Delaware.

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$2,041	$1,977	$4,122	$3,980
Other service charges and fees	3,193	2,835	5,761	5,391
Income on fiduciary activities	1,129	1,017	2,094	1,973
Fees on foreign exchange	28	28	54	60
Loan placement fees	107	220	256	417
In-scope other operating income	6,498	6,077	12,287	11,821
Out-of-scope other operating income	3,596	3,553	9,480	6,763
Total other operating income	$10,094	$9,630	$21,767	$18,584

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	362,725	$26.98
Changes during the period:
Granted	181,073	28.89
Vested	(134,256)	24.31
Forfeited	(6,970)	29.63
Non-vested restricted stock units, end of period	402,572	28.69

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2019	2019
Lease cost:
Operating lease cost	$1,628	$3,256
Variable lease cost	604	1,251
Less: sublease income	(11)	(22)
Total lease cost	$2,221	4,485

Other information:
Operating cash flows from operating leases	$(1,556)	$(3,105)
Weighted-average remaining lease term - operating leases	14.05 years	14.21 years
Weighted-average discount rate - operating leases	3.92%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2019 (remainder)	$3,106	$1,032	$2,074
2020	6,015	1,939	4,076
2021	5,705	1,787	3,918
2022	5,268	1,645	3,623
2023	4,970	1,512	3,458
2024	4,812	1,383	3,429
Thereafter	40,920	7,669	33,251
Total	$70,796	$16,967	$53,829

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2019	2019
Total rental income recognized	$519	1,054

Based on the Company's leases as lessor as of June 30, 2019, estimated lease payments for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$982
2020	1,782
2021	1,842
2022	1,283
2023	450
2024	88
Thereafter	268
Total	$6,695

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2019 and 2018, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$16,620	$4,455	$12,165
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	16,620	4,455	12,165

Defined benefit plans:
Amortization of net actuarial loss	264	22	242
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	272	24	248

Other comprehensive income	$16,892	$4,479	$12,413

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(5,057)	$(1,388)	$(3,669)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(5,057)	(1,388)	(3,669)

Defined benefit plans:
Amortization of net actuarial loss	235	91	144
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	243	93	150

Other comprehensive loss	$(4,814)	$(1,295)	$(3,519)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$31,644	$8,483	$23,161
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	31,644	8,483	23,161

Defined benefit plans:
Net actuarial losses arising during the period	—	—	—
Amortization of net actuarial loss	527	51	476
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	9	2	7
Settlement			—
Defined benefit plans, net	545	55	490

Other comprehensive income	$32,189	$8,538	$23,651

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(25,512)	$(6,872)	$(18,640)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(25,512)	(6,872)	(18,640)

Defined benefit plans:
Net actuarial losses arising during the period	—	—	—
Amortization of net actuarial loss	576	184	392
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	9	2	7
Settlement	—	—	—
Defined benefit plans, net	594	188	406

Other comprehensive loss	$(24,918)	$(6,684)	$(18,234)

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2019
Balance at beginning of period	(1,747)	(6,208)	(7,955)

Other comprehensive income before reclassifications	12,165	—	12,165
Reclassification adjustments from AOCI	—	248	248
Total other comprehensive income	12,165	248	12,413

Balance at end of period	$10,418	$(5,960)	$4,458

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2018
Balance at beginning of period	$(10,492)	$(7,237)	$(17,729)

Impact of the adoption of new accounting standards	—	—	—

Other comprehensive income before reclassifications	(3,669)	—	(3,669)
Reclassification adjustments from AOCI	—	150	150
Total other comprehensive income (loss)	(3,669)	150	(3,519)

Balance at end of period	$(14,161)	$(7,087)	$(21,248)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income (loss) before reclassifications	23,161	—	23,161
Reclassification adjustments from AOCI	—	490	490
Total other comprehensive income	23,161	490	23,651

Balance at end of period	$10,418	$(5,960)	$4,458

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of the adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of the adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(18,640)	—	(18,640)
Reclassification adjustments from AOCI	—	406	406
Total other comprehensive income (loss)	(18,640)	406	(18,234)

Balance at end of period	$(14,161)	$(7,087)	$(21,248)

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2019 and 2018:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2019	2018
Sale of investment securities available-for-sale:
Realized losses on securities available-for-sale	$—	$—	Investment securities gains (losses)
Tax effect	—	—	Income tax benefit (expense)
Net of tax	$—	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(264)	$(235)	Salaries and employee benefits
Amortization of net transition obligation	(4)	(4)	Salaries and employee benefits
Amortization of prior service cost	(4)	(4)	Salaries and employee benefits
Total before tax	(272)	(243)
Tax effect	24	93	Income tax benefit (expense)
Net of tax	$(248)	$(150)

Total reclassification adjustments from AOCI for the period, net of tax	$(248)	$(150)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2019	2018
Sale of investment securities available-for-sale:
Realized losses on securities available-for-sale	$—	$—	Investment securities gains (losses)
Tax effect	—	—	Income tax benefit (expense)
Net of tax	$—	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(527)	$(576)	Salaries and employee benefits
Amortization of net transition obligation	(9)	(9)	Salaries and employee benefits
Amortization of prior service cost	(9)	(9)	Salaries and employee benefits
Total before tax	(545)	(594)
Tax effect	55	188	Income tax benefit (expense)
Net of tax	$(490)	$(406)

Total reclassification adjustments from AOCI for the period	$(490)	$(406)	Net of tax

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$13,534	$14,224	$29,571	$28,501

Weighted average common shares outstanding - basic	28,546,564	29,510,175	28,651,852	29,658,051
Dilutive effect of employee stock options and awards	182,946	204,767	195,934	223,483
Weighted average common shares outstanding - diluted	28,729,510	29,714,942	28,847,786	29,881,534

Basic earnings per common share	$0.47	$0.48	$1.03	$0.96
Diluted earnings per common share	$0.47	$0.48	$1.03	$0.95

Anti-dilutive employee stock options and awards outstanding	—	—	—	—

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Financial assets:
Cash and due from banks	$83,534	$83,534	$83,534	$—	$—
Interest-bearing deposits in other banks	15,173	15,173	15,173	—	—
Investment securities	1,255,777	1,255,777	1,034	1,243,338	11,405
Loans held for sale	6,848	6,848	—	6,848	—
Net loans and leases	4,198,846	4,195,832	—	10,088	4,185,744
Accrued interest receivable	17,260	17,260	17,260	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,351,190	1,351,190	1,351,190	—	—
Interest-bearing demand and savings and money market	2,576,511	2,576,511	2,576,511	—	—
Time	1,049,148	1,045,184	—	—	1,045,184
Short-term borrowings	221,000	221,000	—	221,000	—
Long-term debt	101,547	97,710	—	97,710	—
Accrued interest payable (included in other liabilities)	4,890	4,890	4,890		—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Derivatives:
Interest rate lock commitments	$1,001	$6	$6	$—	$6	$—
Forward sale commitments	7,798	(69)	(69)	—	(69)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,085,507	1,246	1,246	—	1,246	—
Standby letters of credit and financial guarantees written	13,069	196	196	—	196	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial assets:
Cash and due from banks	$80,569	$80,569	$80,569	$—	$—
Interest-bearing deposits in other banks	21,617	21,617	21,617	—	—
Investment securities	1,354,812	1,350,576	826	1,338,581	11,169
Loans held for sale	6,647	6,647	—	6,647	—
Net loans and leases	4,030,450	3,938,380	—	—	3,938,380
Accrued interest receivable	17,000	17,000	17,000	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,436,967	1,436,967	1,436,967	—	—
Interest-bearing demand and savings and money market	2,402,268	2,402,268	2,402,268	—	—
Time	1,107,255	1,099,560	—	—	1,099,560
Short-term borrowings	197,000	197,000	—	197,000	—
Long-term debt	122,166	118,057	—	118,057	—
Accrued interest payable (included in other liabilities)	5,051	5,051	5,051	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Derivatives:
Interest rate lock commitments	$2,158	$11	$11	$—	$11	$—
Forward sale commitments	8,530	(95)	(95)	—	(95)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,030,322	1,205	1,205	—	1,205	—
Standby letters of credit and financial guarantees written	13,377	201	201	—	201	—

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

We base our fair values on the price that we would expect to receive if an asset were sold, or the price that we would expect to pay to transfer a liability in an orderly transaction between market participants at the measurement date. We also maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

The Company's policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2019. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2019.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$154,504	$—	$143,099	$11,405
Corporate securities	30,797	—	30,797	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	29,615	—	29,615	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	755,373	—	755,373	—
Commercial - U.S. Government agencies and sponsored entities	106,354	—	106,354	—
Residential - Non-government agencies	40,517	—	40,517	—
Commercial - Non-government agencies	137,583	—	137,583	—
Total available-for-sale securities	1,254,743	—	1,243,338	11,405

Equity securities	1,034	1,034	—	—

Derivatives: Interest rate lock and forward sale commitments	(63)	—	(63)	—
Total	$1,255,714	$1,034	$1,243,275	$11,405

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available-for-sale securities:
Debt securities:
States and political subdivisions	$173,674	$—	$162,505	$11,169
Corporate securities	54,849	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	—	32,574	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	717,052	—	717,052	—
Commercial - U.S. Government agencies and sponsored entities	41,118	—	41,118	—
Residential - Non-government agencies	51,483	—	51,483	—
Commercial - Non-government agencies	134,728	—	134,728	—
Total available-for-sale securities	1,205,478	—	1,194,309	11,169

Equity securities	826	826	—	—

Derivatives: Interest rate lock and forward sale commitments	(84)	—	(84)	—
Total	$1,206,220	$826	$1,194,225	$11,169

For the six months ended June 30, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available-For-Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2018	$11,169
Principal payments received	(204)
Unrealized net gain (loss) included in other comprehensive income	440
Balance at June 30, 2019	$11,405

Balance at December 31, 2017	$11,794
Principal payments received	(189)
Unrealized net gain (loss) included in other comprehensive income	(271)
Balance at June 30, 2018	$11,334

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.4 million and $11.3 million at June 30, 2019 and June 30, 2018, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of June 30, 2019, the weighted average discount rate utilized was 4.27% compared to 5.16% at June 30, 2018 and 5.06% at December 31, 2018, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
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

Segment profits and assets are provided in the following tables for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2019
Net interest income	$42,589	$2,789	$—	$45,378
Inter-segment net interest income (expense)	6,602	(2,688)	(3,914)	—
Credit (provision) for loan and lease losses	(1,404)	—	—	(1,404)
Other operating income:
Mortgage banking income	957	—	644	1,601
Service charges on deposit accounts	2,041	—	—	2,041
Other service charges and fees	1,584	—	2,107	3,691
Income from fiduciary activities	1,129	—	—	1,129
Equity in earnings of unconsolidated subsidiaries	71	—	—	71
Fees on foreign exchange	25	193	—	218
Income from bank-owned life insurance	—	914	—	914
Loan placement fees	107	—	—	107
Other	153	—	169	322
Other operating income	6,067	1,107	2,920	10,094
Other operating expense	(15,903)	(399)	(19,805)	(36,107)
Administrative and overhead expense allocation	(17,061)	(211)	17,272	—
Income before taxes	20,890	598	(3,527)	17,961
Income tax (expense) benefit	(5,142)	(154)	869	(4,427)
Net income (loss)	$15,748	$444	$(2,658)	$13,534

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended June 30, 2018
Net interest income	$37,281	$5,391	$—	$42,672
Inter-segment net interest income (expense)	6,915	(4,941)	(1,974)	—
Credit (provision) for loan and lease losses	(532)	—	—	(532)
Other operating income:
Mortgage banking income	923	—	852	1,775
Service charges on deposit accounts	1,977	—	—	1,977
Other service charges and fees	1,287	8	2,082	3,377
Income from fiduciary activities	1,017	—	—	1,017
Equity in earnings of unconsolidated subsidiaries	37	—	—	37
Fees on foreign exchange	29	248		277
Income from bank-owned life insurance	—	501	—	501
Loan placement fees	220	—	—	220
Other	200	2	247	449
Other operating income	5,690	759	3,181	9,630
Other operating expense	(15,777)	(358)	(17,476)	(33,611)
Administrative and overhead expense allocation	(15,167)	(223)	15,390	—
Income before taxes	18,410	628	(879)	18,159
Income tax (expense) benefit	(3,898)	(133)	96	(3,935)
Net income (loss)	$14,512	$495	$(783)	$14,224

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2019
Net interest income	$84,269	$6,222	$—	$90,491
Inter-segment net interest income (expense)	13,292	(5,294)	(7,998)	—
Credit (provision) for loan and lease losses	(2,687)	—	—	(2,687)
Other operating income:
Mortgage banking income	1,607	—	1,418	3,025
Service charges on deposit accounts	4,122	—	—	4,122
Other service charges and fees	2,660	—	4,095	6,755
Income from fiduciary activities	2,094	—	—	2,094
Equity in earnings of unconsolidated subsidiaries	79	—	—	79
Fees on foreign exchange	47	322	—	369
Income from bank-owned life insurance	—	1,866	—	1,866
Loan placement fees	256	—	—	256
Other	299	2,554	348	3,201
Other operating income	11,164	4,742	5,861	21,767
Other operating expense	(31,807)	(745)	(37,903)	(70,455)
Administrative and overhead expense allocation	(32,458)	(420)	32,878	—
Income before taxes	41,773	4,505	(7,162)	39,116
Income tax (expense) benefit	(10,194)	(1,099)	1,748	(9,545)
Net income (loss)	$31,579	$3,406	$(5,414)	$29,571

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Six Months Ended June 30, 2018
Net interest income	$73,423	$11,571	$—	$84,994
Inter-segment net interest income (expense)	13,836	(10,390)	(3,446)	—
Credit (provision) for loan and lease losses	(321)	—	—	(321)
Other operating income:
Mortgage banking income	1,916	—	1,706	3,622
Service charges on deposit accounts	3,980	—	—	3,980
Other service charges and fees	2,430	14	3,967	6,411
Income from fiduciary activities	1,973	—	—	1,973
Equity in earnings of unconsolidated subsidiaries	80	—	—	80
Fees on foreign exchange	53	435		488
Income from bank-owned life insurance	—	819	—	819
Loan placement fees	417	—	—	417
Other	355	2	437	794
Other operating income	11,204	1,270	6,110	18,584
Other operating expense	(31,702)	(743)	(34,570)	(67,015)
Administrative and overhead expense allocation	(30,113)	(446)	30,559	—
Income before taxes	36,327	1,262	(1,347)	36,242
Income tax (expense) benefit	(7,579)	(263)	101	(7,741)
Net income	$28,748	$999	$(1,246)	$28,501

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
June 30, 2019
Investment securities	$—	$1,255,777	$—	$1,255,777
Loans and leases (including loans held for sale)	4,253,961	—	—	4,253,961
Other	20,833	251,213	138,222	410,268
Total assets	$4,274,794	$1,506,990	$138,222	$5,920,006

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2018
Investment securities	$—	$1,354,812	$—	$1,354,812
Loans and leases (including loans held for sale)	4,085,013	—	—	4,085,013
Other	36,905	256,652	73,644	367,201
Total assets	$4,121,918	$1,611,464	$73,644	$5,807,026

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

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of June 30, 2019 and December 31, 2018.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. In the third quarter of 2018, another segment was broken out for multifamily commercial real estate loans. This results in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of June 30, 2019, the look back period was nine years and six months.

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

Financial Summary

Net income for the three months ended June 30, 2019 was $13.5 million, or $0.47 per diluted share, compared to $14.2 million, or $0.48 per diluted share for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $29.6 million, or $1.03 per diluted share, compared to $28.5 million, or $0.95 per diluted share for the six months ended June 30, 2018.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets	0.92%	1.00%	1.01%	1.01%
Return on average shareholders’ equity	10.73	11.83	11.84	11.72
Basic earnings per common share	$0.47	$0.48	$1.03	$0.96
Diluted earnings per common share	0.47	0.48	1.03	0.95

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

Hawaii's general economic conditions continued to improve in 2018 and through the first half of 2019, but at a slower pace. The growth of Hawaii's economy has slowed, yet the Hawaii Department of Business, Economic Development and Tourism ("DBEDT") sees a positive forecast with continued growth at a steady pace in 2019. Tourism continues to be Hawaii's center of strength and its most significant economic driver. While visitor arrivals to Hawaii grew during the six months ended June 30, 2019, visitor spending was down from the same prior year period. According to the Hawaii Tourism Authority ("HTA"), 5.2

million visitors visited the state in the six months ended June 30, 2019. This was an increase of 4.2% from the number of visitor arrivals in the six months ended June 30, 2018. The HTA also reported total spending by visitors decreased to $8.9 billion in the six months ended June 30, 2019, or a decrease of $183.2 million, or 2.0%, from the six months ended June 30, 2018. According to DBEDT, total visitor arrivals and visitor spending are both expected to increase 2.6% and 1.1% in 2019, respectively, and 1.9% and 3.0% in 2020, respectively.

DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2018. DBEDT projects real personal income and real gross state product to grow at a rate of 1.5% and 1.2%, respectively, for 2019 and 1.6% and 1.3%, respectively, for 2020.

Hawaii's labor market continues to be among the best in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.8% in June 2019, compared to 2.4% in June 2018. Hawaii's unemployment rate in June 2019 remained below the national seasonally adjusted unemployment rate of 3.7%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be 3.0% in 2019 and 3.1% in 2020.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii remained strong in 2018. The Oahu real estate market closed out 2018 with its eighth straight year of appreciation, however the sales volume for the year dropped. During the first half of 2019, Oahu sales volume and median sales prices have slowed. According to the Honolulu Board of Realtors, Oahu unit sales volume declined by 3.7% for single-family homes and 8.8% for condominiums for the six months ended June 30, 2019, compared to the same time period last year. For the six months ended June 30, 2019, the median sales price for single-family homes on Oahu was $775,000, representing a decrease of 0.5% from $779,000 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2019 was $419,000, representing a decrease of 1.4% from $425,000 in the same prior year period.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, provision for loan and lease losses ("Provision"), asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate, our results of operations would be negatively impacted.

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Federal Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range.

During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range by 25 basis points to 2.00%-2.25% at its July 2019 meeting. The Federal Reserve pledged future moves will be done patiently and with an eye toward how global economic and financial developments unfold.

Further decreases in the Federal Funds rate would likely result in lower overall interest rates and may support the continued expansion of the U.S. economy. Changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits and (iv) the fair value of our assets and liabilities.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a new multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with best-in class products and services in several strategic areas. The Company plans to invest approximately $40 million in RISE2020 during the remainder of 2019 and throughout 2020. Some of these investments will be capitalized, while others are recurring annually. The Company expects annual operating expense to increase by approximately $7 million when RISE2020 is fully implemented by the start of 2021. During the second quarter of 2019, the Company incurred approximately $1.0 million in RISE2020-related expenses and expects to incur approximately $2.5 million in RISE2020-related expense during the second half of 2019. While operating expenses are expected to increase, the Company is forecasting enhanced revenue growth. As a result, we expect our efficiency ratio to be in the 63-65% range in 2019 and 2020. Longer-term, the Company is targeting a 15% return on average shareholders' equity and a 57% efficiency ratio by the end of 2022.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2019 and 2018. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and six months ended June 30, 2019 and 2018 is set forth below.

(dollars in thousands)	Three Months Ended June 30,
	2019			2018			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$8,002	2.34%	46	$26,300	1.78%	117	$(18,298)	0.56%	(71)
Investment securities, excluding valuation allowance:
Taxable (1)	1,147,759	2.63	7,544	1,341,717	2.60	8,720	(193,958)	0.03	(1,176)
Tax-exempt (1)	142,660	2.89	1,030	164,196	2.87	1,181	(21,536)	0.02	(151)
Total investment securities	1,290,419	2.66	8,574	1,505,913	2.63	9,901	(215,494)	0.03	(1,327)
Loans and leases, including loans held for sale (2)	4,171,558	4.37	45,540	3,836,739	4.04	38,699	334,819	0.33	6,841
Federal Home Loan Bank stock	15,998	4.02	161	7,163	2.24	40	8,835	1.78	121
Total interest earning assets	5,485,977	3.97	54,321	5,376,115	3.63	48,757	109,862	0.34	5,564
Noninterest-earning assets	370,488			287,582			82,906
Total assets	$5,856,465			$5,663,697			$192,768

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$962,402	0.08%	199	$951,597	0.08%	193	$10,805	—%	6
Savings and money market deposits	1,577,437	0.38	1,507	1,495,884	0.12	459	81,553	0.26	1,048
Time deposits under $100,000	173,556	0.70	305	178,459	0.48	214	(4,903)	0.22	91
Time deposits $100,000 and over	907,330	2.02	4,562	1,047,428	1.46	3,820	(140,098)	0.56	742
Total interest-bearing deposits	3,620,725	0.73	6,573	3,673,368	0.51	4,686	(52,643)	0.22	1,887
Short-term borrowings	175,347	2.57	1,123	9,900	1.96	48	165,447	0.61	1,075
Long-term debt	101,547	4.07	1,031	92,785	4.77	1,103	8,762	(0.70)	(72)
Total interest-bearing liabilities	3,897,619	0.90	8,727	3,776,053	0.62	5,837	121,566	0.28	2,890
Noninterest-bearing deposits	1,357,056			1,367,796			(10,740)
Other liabilities	97,041			38,863			58,178
Total liabilities	5,351,716			5,182,712			169,004
Shareholders’ equity	504,749			480,985			23,764
Non-controlling interest	—			—			—
Total equity	504,749			480,985			23,764
Total liabilities and equity	$5,856,465			$5,663,697			$192,768

Net interest income			$45,594			$42,920			$2,674

Interest rate spread		3.07%			3.01%			0.06%

Net interest margin		3.33%			3.20%			0.13%

(1) At amortized cost.
(2) Includes nonaccrual loans.

(dollars in thousands)	Six Months Ended June 30,
	2019			2018			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$9,682	2.38%	114	$24,555	1.65%	201	$(14,873)	0.73%	(87)
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,174,596	2.69	15,822	1,345,902	2.61	17,578	(171,306)	0.08	(1,756)
Tax-exempt investment securities (1)	147,899	2.88	2,127	164,684	2.87	2,362	(16,785)	0.01	(235)
Total investment securities	1,322,495	2.71	17,949	1,510,586	2.64	19,940	(188,091)	0.07	(1,991)
Loans and leases, including loans held for sale (2)	4,127,917	4.35	89,308	3,813,169	4.01	76,089	314,748	0.34	13,219
Federal Home Loan Bank stock	15,143	4.26	322	7,001	2.42	85	8,142	1.84	237
Total interest earning assets	5,475,237	3.95	107,693	5,355,311	3.61	96,315	119,926	0.34	11,378
Noninterest-earning assets	358,089			295,710			62,379
Total assets	$5,833,326			$5,651,021			$182,305

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$956,783	0.08%	391	$943,584	0.08%	373	$13,199	—%	18
Savings and money market deposits	1,525,425	0.30	2,298	1,497,642	0.11	828	27,783	0.19	1,470
Time deposits under $100,000	174,683	0.68	592	179,000	0.46	409	(4,317)	0.22	183
Time deposits $100,000 and over	944,796	2.00	9,367	1,038,748	1.37	7,050	(93,952)	0.63	2,317
Total interest-bearing deposits	3,601,687	0.71	12,648	3,658,974	0.48	8,660	(57,287)	0.23	3,988
Short-term borrowings	156,550	2.60	2,016	9,356	1.97	91	147,194	0.63	1,925
Long-term debt	101,547	4.15	2,091	92,785	4.51	2,074	8,762	(0.36)	17
Total interest-bearing liabilities	3,859,784	0.88	16,755	3,761,115	0.58	10,825	98,669	0.30	5,930
Noninterest-bearing deposits	1,376,437			1,361,776			14,661
Other liabilities	97,385			41,568			55,817
Total liabilities	5,333,606			5,164,459			169,147
Shareholders’ equity	499,720			486,554			13,166
Non-controlling interest	—			8			(8)
Total equity	499,720			486,562			13,158
Total liabilities and equity	$5,833,326			$5,651,021			$182,305

Net interest income			$90,938			$85,490			$5,448

Interest rate spread		3.07%			3.03%			0.04%

Net interest margin		3.33%			3.20%			0.13%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $45.6 million for the three months ended June 30, 2019, representing an increase of 6.2% from $42.9 million in the three months ended June 30, 2018. Net interest income (expressed on a taxable-equivalent basis) was $90.9 million for the six months ended June 30, 2019, representing an increase of 6.4% from $85.5 million in the six months ended June 30, 2018. The increase in the three and six months ended June 30, 2019 was primarily attributable to a significant increase in average loans and leases balances funded by runoff of the investment securities portfolio, combined with higher yields earned on the loans and leases and investment securities portfolios. In addition, average government time deposits (included in time deposits $100,000 and over) declined significantly. Partially offsetting this decrease were increases in rates paid on interest-bearing deposits and short-term borrowings, primarily attributable to the 25 basis point increases in the Federal Funds rate in each of the four quarters of 2018, combined with a significant increase in short-term borrowings.

Interest Income

Taxable-equivalent interest income was $54.3 million for the three months ended June 30, 2019, representing an increase of 11.4% from $48.8 million in the three months ended June 30, 2018. The increase was primarily attributable to a $334.8 million increase in average loans and leases compared to the three months ended June 30, 2018, accounting for approximately $3.4 million of the increase in interest income during the three months ended June 30, 2019. In addition, the average yields earned on the loans and leases portfolio during the three months ended June 30, 2019 increased by 33 bp, compared to the three months ended June 30, 2018, accounting for approximately $3.4 million of the increase in interest income. These increases were partially offset by a $215.5 million decline in average investment securities, which decreased interest income by approximately $1.4 million.

Taxable-equivalent interest income was $107.7 million for the six months ended June 30, 2019, representing an increase of 11.8% from $96.3 million in the six months ended June 30, 2018. The increase was primarily attributable to a $314.7 million increase in average loans and leases compared to the six months ended June 30, 2018, accounting for approximately $6.3 million of the increase in interest income during the six months ended June 30, 2019. In addition, the average yields earned on the loans and leases and investment securities portfolios during the six months ended June 30, 2019 increased by 34 bp and 7 bp, respectively, compared to the six months ended June 30, 2018, accounting for approximately $7.0 million and $0.5 million of the increase in interest income, respectively. These increases were partially offset by a $188.1 million decline in average investment securities, which decreased interest income by approximately $2.5 million.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $8.7 million, representing an increase of 49.5% from the three months ended June 30, 2018. The increase was primarily attributable to 56 bp and 26 bp increases in average rates paid on time deposits $100,000 and over and savings and money market deposits, respectively, combined with the 61 bp increase in average rates paid on short-term borrowings, which increased interest expense by approximately $1.3 million, $1.0 million and $0.3 million, respectively. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate. In addition, average short-term borrowings increased by $165.4 million, resulting in higher interest expense of approximately $0.8 million. These increases were partially offset by a $140.1 million decline in average time deposits $100,000 and over, which decreased interest expense by approximately $0.5 million.

Interest expense for the six months ended June 30, 2019 was $16.8 million, representing an increase of 54.8% from the six months ended June 30, 2018. The increase was primarily attributable to 63 bp and 19 bp increases in average rates paid on time deposits $100,000 and over and savings and money market deposits, respectively, combined with a 63 bp increase in average rates paid on short-term borrowings, which increased interest expense by approximately $3.0 million, $1.4 million and $0.5 million, respectively. In addition, average short-term borrowings increased by $147.2 million, resulting in higher interest expense of approximately $1.5 million. These increases were partially offset by a $94.0 million decline in average time deposits $100,000 and over, which decreased interest expense by approximately $0.6 million.

Net Interest Margin

Our net interest margin of 3.33% for the three months ended June 30, 2019 increased by 13 bp from the three months ended June 30, 2018. Our net interest margin of 3.33% for the six months ended June 30, 2019 increased by 13 bp from the six months ended June 30, 2018.

The average yields earned on our interest-earning assets, which increased by 34 bp in the three and six months ended June 30, 2019, compared to the same prior year periods, outpaced the increase in average rates paid on our interest-bearing liabilities, which increased by 28 bp and 30 bp in the three and six months ended June 30, 2019, respectively, compared to the same prior year periods.

The aforementioned increases in average yields earned on our loans and leases and taxable investment securities portfolios during the three and six months ended June 30, 2019 was partially offset by the aforementioned increases in average rates paid on our time deposits $100,000 and over and savings and money market deposits during the three and six months ended June 30, 2019.

Provision for Loan and Lease Losses

Our Provision was a debit of $1.4 million during the three months ended June 30, 2019, compared to a debit of $0.5 million in the three months ended June 30, 2018. Our Provision was a debit of $2.7 million during the six months ended June 30, 2019, compared to a debit of $0.3 million in the six months ended June 30, 2018.

Our net charge-offs were $0.4 million during the three months ended June 30, 2019, compared to net charge-offs of $1.6 million in the three months ended June 30, 2018. Our net charge-offs were $2.3 million during the six months ended June 30, 2019, compared to net charge-offs of $2.1 million in the six months ended June 30, 2018.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	$ Change	% Change
Other operating income:
Mortgage banking income	$1,601	$1,775	$(174)	-9.8%
Service charges on deposit accounts	2,041	1,977	64	3.2%
Other service charges and fees	3,691	3,377	314	9.3%
Income from fiduciary activities	1,129	1,017	112	11.0%
Equity in earnings of unconsolidated subsidiaries	71	37	34	91.9%
Fees on foreign exchange	218	277	(59)	-21.3%
Income from bank-owned life insurance	914	501	413	82.4%
Loan placement fees	107	220	(113)	-51.4%
Other:
Income recovered on nonaccrual loans previously charged-off	85	130	(45)	-34.6%
Other recoveries	26	49	(23)	-46.9%
Commissions on sale of checks	79	84	(5)	-6.0%
Gain on sale of MasterCard stock	—	—	—	N.M.
Other	132	186	(54)	-29.0%
Total other operating income	$10,094	$9,630	$464	4.8%

For the three months ended June 30, 2019, total other operating income of $10.1 million increased by $0.5 million, or 4.8%, from $9.6 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher income from bank-owned life insurance of $0.4 million and higher commissions and fees on investment services of $0.3 million (included in other service charges and fees), partially offset by higher amortization of mortgage servicing rights of $0.2 million (included in mortgage banking income). The higher income from bank-owned life insurance was primarily attributable to fluctuations in the equity markets during the quarter.

	Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	$ Change	% Change
Other operating income:
Mortgage banking income	$3,025	$3,622	$(597)	-16.5%
Service charges on deposit accounts	4,122	3,980	142	3.6%
Other service charges and fees	6,755	6,411	344	5.4%
Income from fiduciary activities	2,094	1,973	121	6.1%
Equity in earnings of unconsolidated subsidiaries	79	80	(1)	-1.3%
Fees on foreign exchange	369	488	(119)	-24.4%
Income from bank-owned life insurance	1,866	819	1,047	127.8%
Loan placement fees	256	417	(161)	-38.6%
Other:
Income recovered on nonaccrual loans previously charged-off	167	226	(59)	-26.1%
Other recoveries	52	95	(43)	-45.3%
Commissions on sale of checks	159	170	(11)	-6.5%
Gain on sale of MasterCard stock	2,555	—	2,555	N.M.
Other	268	303	(35)	-11.6%
Total other operating income	$21,767	$18,584	$3,183	17.1%

For the six months ended June 30, 2019, total other operating income of $21.8 million increased by $3.2 million, or 17.1%, from $18.6 million in the year-ago period. The increase from the year-ago period was primarily due to the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares resulting in a gain of $2.6 million in the first quarter of 2019, combined with higher income from bank-owned life insurance of $1.0 million and higher commissions and fees on investment services of $0.3 million (included in other service charges and fees). The higher income from bank-owned life insurance was primarily attributable to fluctuations in the equity markets. Partially offsetting the increases was lower mortgage banking income of $0.6 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,563	$18,783	$1,780	9.5%
Net occupancy	3,525	3,360	165	4.9%
Equipment	1,138	1,044	94	9.0%
Amortization of core deposit premium	—	668	(668)	-100.0%
Communication expense	903	746	157	21.0%
Legal and professional services	1,728	1,769	(41)	-2.3%
Computer software expense	2,560	2,305	255	11.1%
Advertising expense	712	617	95	15.4%
Foreclosed asset expense	49	31	18	58.1%
Other:
Charitable contributions	175	131	44	33.6%
FDIC insurance assessment	362	434	(72)	-16.6%
Miscellaneous loan expenses	317	324	(7)	-2.2%
ATM and debit card expenses	620	698	(78)	-11.2%
Armored car expenses	211	233	(22)	-9.4%
Entertainment and promotions	1,023	273	750	274.7%
Stationery and supplies	279	236	43	18.2%
Directors’ fees and expenses	238	283	(45)	-15.9%
Provision for residential mortgage loan repurchase losses	(403)	—	(403)	N.M.
Increase (decrease) to the reserve for unfunded commitments	487	66	421	637.9%
Other	1,620	1,610	10	0.6%
Total other operating expense	$36,107	$33,611	$2,496	7.4%

For the three months ended June 30, 2019, total other operating expense was $36.1 million and increased by $2.5 million, or 7.4%, from $33.6 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.8 million, higher entertainment and promotions expense of $0.8 million, and higher computer software expense of $0.3 million. The increase in salaries and employee benefits was partially attributable to the addition of positions in strategic areas and higher commissions, combined with annual merit increases effective in the second quarter of 2019. The higher entertainment and promotions expense in the second quarter of 2019 was primarily attributable to expenses related to a core deposit gathering campaign. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, as the intangible asset was fully amortized as of September 30, 2018.

	Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$40,452	$37,288	$3,164	8.5%
Net occupancy	6,983	6,626	357	5.4%
Equipment	2,144	2,112	32	1.5%
Amortization of core deposit premium	—	1,337	(1,337)	-100.0%
Communication expense	1,637	1,644	(7)	-0.4%
Legal and professional services	3,298	3,590	(292)	-8.1%
Computer software expense	5,157	4,572	585	12.8%
Advertising expense	1,423	1,229	194	15.8%
Foreclosed asset expense	208	325	(117)	-36.0%
Other:
Charitable contributions	329	331	(2)	-0.6%
FDIC insurance assessment	863	868	(5)	-0.6%
Miscellaneous loan expenses	611	623	(12)	-1.9%
ATM and debit card expenses	1,270	1,346	(76)	-5.6%
Armored car expenses	409	399	10	2.5%
Entertainment and promotions	1,253	432	821	190.0%
Stationery and supplies	504	437	67	15.3%
Directors’ fees and expenses	480	514	(34)	-6.6%
Provision for residential mortgage loan repurchase losses	(403)	—	(403)	N.M.
Increase (decrease) to the reserve for unfunded commitments	654	107	547	511.2%
Other	3,183	3,235	(52)	-1.6%
Total other operating expense	$70,455	$67,015	$3,440	5.1%

For the six months ended June 30, 2019, total other operating expense was $70.5 million and increased by $3.4 million, or 5.1%, from $67.0 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $3.2 million, higher entertainment and promotions expense of $0.8 million and higher computer software expense of $0.6 million. These increases were partially offset by lower amortization of core deposit premium of $1.3 million, and lower legal and professional services of $0.3 million compared to the year-ago period.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Total other operating expense	$36,107	$33,611	$70,455	$67,015

Net interest income	$45,378	$42,672	$90,491	$84,994
Total other operating income	10,094	9,630	21,767	18,584
Total revenue	$55,472	$52,302	$112,258	$103,578

Efficiency ratio	65.09%	64.26%	62.76%	64.70%

Our efficiency ratio increased to 65.09% in the three months ended June 30, 2019 compared to 64.26% in the year-ago quarter and improved to 62.76% in the six months ended June 30, 2019 compared to 64.70% in the year-ago period. The efficiency ratio in the six months ended June 30, 2019 was positively impacted by the aforementioned $2.6 million gain on sale of MasterCard stock.

Income Taxes

The Company recorded income tax expense of $4.4 million and $9.5 million for the three and six months ended June 30, 2019, respectively, compared to $3.9 million and $7.7 million in the same prior year periods, respectively. The effective tax rate for the three and six months ended June 30, 2019 was 24.7% and 24.4%, respectively, compared to 21.7% and 21.4% in the same prior year periods, respectively. The increases in income tax expense and the effective tax rate in the three and six months ended June 30, 2019 was primarily due to higher pre-tax income in the current quarter, combined with an income tax benefit of $0.7 million related to the finalization of the impact of H.R.1, commonly referred to as the Tax Cuts and Jobs Act, recorded in the first quarter of 2018 and an income tax benefit of $0.6 million related to a tax accounting method change strategy recorded in the second quarter of 2018.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.3 million at June 30, 2019 and $3.5 million at December 31, 2018, of which $3.2 million and $3.3 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.1 million and $0.2 million as of June 30, 2019 and December 31, 2018 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $13.0 million at June 30, 2019, compared to a net DTA of $21.5 million as of December 31, 2018, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2019 of $5.92 billion increased by $113.0 million from $5.81 billion at December 31, 2018.

Investment Securities

Investment securities of $1.26 billion at June 30, 2019 decreased by $99.0 million, or 7.3%, from December 31, 2018. The decrease reflects $126.5 million in principal runoff, offset by a $27.4 million increase in the market valuation on the available-for-sale portfolio.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$435,353	$439,112	$(3,759)	(0.9)%
Real estate:
Construction	72,427	64,654	7,773	12.0
Residential mortgage	1,516,936	1,428,205	88,731	6.2
Home equity	473,151	468,966	4,185	0.9
Commercial mortgage	905,479	861,086	44,393	5.2
Consumer	353,282	357,908	(4,626)	(1.3)
Leases	52	124	(72)	(58.1)
Total loans and leases	3,756,680	3,620,055	136,625	3.8
Allowance for loan and lease losses	(42,414)	(42,993)	579	(1.3)
Net loans and leases	$3,714,266	$3,577,062	$137,204	3.8

U.S. Mainland:
Commercial, financial and agricultural	$155,130	$142,548	$12,582	8.8
Real estate:
Construction	—	2,273	(2,273)	(100.0)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	187,379	179,192	8,187	4.6
Consumer	147,924	134,298	13,626	10.1
Leases	—	—	—	—
Total loans and leases	490,433	458,311	32,122	7.0
Allowance for loan and lease losses	(5,853)	(4,923)	(930)	18.9
Net loans and leases	$484,580	$453,388	$31,192	6.9

Total:
Commercial, financial and agricultural	$590,483	$581,660	$8,823	1.5
Real estate:
Construction	72,427	66,927	5,500	8.2
Residential mortgage	1,516,936	1,428,205	88,731	6.2
Home equity	473,151	468,966	4,185	0.9
Commercial mortgage	1,092,858	1,040,278	52,580	5.1
Consumer	501,206	492,206	9,000	1.8
Leases	52	124	(72)	(58.1)
Total loans and leases	4,247,113	4,078,366	168,747	4.1
Allowance for loan and lease losses	(48,267)	(47,916)	(351)	0.7
Net loans and leases	$4,198,846	$4,030,450	$168,396	4.2

Loans and leases, net of deferred costs, of $4.25 billion at June 30, 2019 increased by $168.7 million, or 4.1%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $88.7 million, commercial mortgage of $52.6 million, consumer of $9.0 million, commercial, financial and agricultural of $8.8 million, construction of $5.5 million, and home equity of $4.2 million.

The Hawaii loan portfolio increased by $136.6 million, or 3.8%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $88.7 million, commercial mortgage of $44.4 million, construction of $7.8 million, and home equity of $4.2 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers. These increases were partially offset by net decreases in the following loan portfolios: consumer of $4.6 million and commercial, financial and agricultural of $3.8 million.

The U.S. Mainland loan portfolio increased by $32.1 million, or 7.0% from December 31, 2018. The net increase was primarily attributable to net increases in the consumer loan portfolio of $13.6 million, commercial, financial and agricultural loan portfolio of $12.6 million, and commercial mortgage loan portfolio of $8.2 million.

In the first quarter of 2019, we purchased U.S Mainland consumer loans totaling $18.3 million which represented the outstanding balance at the time of purchase. In the second quarter of 2019, we purchased U.S Mainland consumer loans totaling $31.0 million which represented the outstanding balance at the time of purchase.

In 2018, we purchased U.S Mainland consumer loans totaling $58.6 million, which included a $0.1 million premium over the $58.5 million outstanding balance at the time of purchase.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Nonperforming Assets
Nonaccrual loans (including loans held for sale):
Real estate:
Residential mortgage	$738	$2,048	$(1,310)	(64.0)
Home equity	244	275	(31)	(11.3)
Total nonaccrual loans	982	2,323	(1,341)	(57.7)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	276	414	(138)	(33.3)
Total OREO	276	414	(138)	(33.3)
Total nonperforming assets	1,258	2,737	(1,479)	(54.0)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Home equity	—	298	(298)	(100.0)
Consumer	267	238	29	12.2
Total accruing loans delinquent for 90 days or more	267	536	(269)	(50.2)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	178	220	(42)	(19.1)
Real estate:
Construction	—	2,273	(2,273)	(100.0)
Residential mortgage	6,831	8,026	(1,195)	(14.9)
Commercial mortgage	2,097	2,348	(251)	(10.7)
Total restructured loans still accruing interest	9,106	12,867	(3,761)	(29.2)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$10,631	$16,140	$(5,509)	(34.1)

Ratio of nonaccrual loans to total loans and leases	0.02%	0.06%		(0.04)%
Ratio of nonperforming assets to total loans and leases and OREO	0.03%	0.07%		(0.04)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.04%	0.08%		(0.04)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.25%	0.40%		(0.15)%

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2018	$2,737
Additions	810
Reductions:
Payments	(2,126)
Return to accrual status	(25)
Sales of nonperforming assets	—
Charge-offs and/or valuation adjustments	(138)
Total reductions	(2,289)
Net increase	(1,479)
Balance at June 30, 2019	$1,258

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $1.3 million at June 30, 2019, compared to $2.7 million at December 31, 2018. There were no nonperforming loans classified as held for sale at June 30, 2019 and December 31, 2018. The decrease in nonperforming assets from December 31, 2018 was primarily attributable to $2.1 million in repayments of nonaccrual loans and a $0.1 million write-down of a Hawaii residential mortgage foreclosed asset, offset by two additions to nonaccrual loans totaling $0.8 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2019 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $9.1 million of TDRs still accruing interest at June 30, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Allowance for Loan and Lease Losses:
Balance at beginning of period	$47,267	$49,217	$47,916	$50,001

Provision (credit) for loan and lease losses	1,404	532	2,687	321

Charge-offs:
Commercial, financial and agricultural	839	742	1,302	1,240
Consumer	1,459	1,729	3,710	3,662
Total charge-offs	2,298	2,471	5,012	4,902

Recoveries:
Commercial, financial and agricultural	315	295	548	439
Real estate:
Construction	592	6	598	1,199
Residential mortgage	372	21	394	47
Home equity	9	9	18	12
Commercial mortgage	25	29	25	44
Consumer	581	543	1,093	1,020
Total recoveries	1,894	903	2,676	2,761

Net charge-offs	404	1,568	2,336	2,141

Balance at end of period	$48,267	$48,181	$48,267	$48,181

Allowance as a percentage of total loans and leases	1.14%	1.24%	1.14%	1.24%

Annualized ratio of net charge-offs to average loans and leases	0.04%	0.16%	0.11%	0.11%

Our Allowance at June 30, 2019 totaled $48.3 million compared to $47.9 million at December 31, 2018. During the three months ended June 30, 2019, we recorded a debit to the Provision of $1.4 million primarily due to the increase in our loan portfolio and reflects net charge-offs of $0.4 million. During the six months ended June 30, 2019, we recorded a debit to the Provision of $2.7 million primarily due to the increase in our loan portfolio and reflects net charge-offs of $2.3 million.

Our Allowance as a percentage of total loans and leases decreased from 1.17% at December 31, 2018 to 1.14% at June 30, 2019. The decrease in our Allowance as a percentage of total loans and leases reflects the credit quality of the loan portfolio, real estate markets and general economic conditions both in Hawaii and the U.S. Mainland. Our Allowance as a percentage of nonperforming assets increased from 1,750.68% at December 31, 2018 to 3,836.80% at June 30, 2019.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $17.8 million at June 30, 2019 increased by $1.2 million, or 7.1%, from the FHLB stock balance at December 31, 2018.  FHLB stock has an activity-based stock requirement, thus as borrowings increase, so will our holdings of FHLB stock. There is a minimum requirement of $7.0 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Noninterest-bearing demand deposits	$1,351,190	$1,436,967	$(85,777)	(6.0)%
Interest-bearing demand deposits	1,002,706	954,011	48,695	5.1
Savings and money market deposits	1,573,805	1,448,257	125,548	8.7
Time deposits less than $100,000	171,106	176,707	(5,601)	(3.2)
Core deposits	4,098,807	4,015,942	82,865	2.1

Government time deposits	574,825	631,293	(56,468)	(8.9)
Other time deposits $100,000 to $250,000	105,382	106,783	(1,401)	(1.3)
Other time deposits greater than $250,000	197,835	192,472	5,363	2.8
Total time deposits $100,000 and greater	878,042	930,548	(52,506)	(5.6)

Total deposits	$4,976,849	$4,946,490	$30,359	0.6

Total deposits of $4.98 billion at June 30, 2019 increased by $30.4 million from total deposits of $4.95 billion at December 31, 2018. Net increases in savings and money market deposits of $125.5 million and interest-bearing demand deposits of $48.7 million, were partially offset by net decreases in noninterest-bearing demand deposits of $85.8 million, and government time deposits of $56.5 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.10 billion at June 30, 2019 and increased by $82.9 million, or 2.1%, from December 31, 2018. Core deposits as a percentage of total deposits was 82.4% at June 30, 2019, compared to 81.2% at December 31, 2018.

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

Common and Preferred Equity

Shareholders' equity totaled $515.7 million at June 30, 2019, compared to $491.7 million at December 31, 2018. The change in total shareholders' equity was attributable to net income of $29.6 million and other comprehensive income of $23.7 million, partially offset by the repurchase of 490,700 shares of common stock under our repurchase program, at a cost of $14.0 million and cash dividends paid of $12.6 million in the six months ended June 30, 2019. During the six months ended June 30, 2019, we repurchased approximately 1.7% of our common stock outstanding as of December 31, 2018.

Our total shareholders' equity to total assets ratio was 8.71% at June 30, 2019, compared to 8.47% at December 31, 2018. Our book value per share was $18.05 and $16.97 at June 30, 2019 and December 31, 2018, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of June 30, 2019, on a stand-alone basis, CPF had an available cash balance of approximately $12.8 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2019, the bank had Statutory Retained Earnings of $55.2 million. On July 23, 2019, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which was a 9.5% increase from the $0.21 per share a year-ago.

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

In June 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $6.8 million in remaining repurchase authority. In the six months ended June 30, 2019, a total of 490,700 shares of common stock, at a cost of $14.0 million, were repurchased under the Company's stock repurchase plans. As of June 30, 2019, $29.9 million remained available for repurchase under the Company's Repurchase Plan. The Company's Repurchase Plan has no expiration date.

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

As of June 30, 2019, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2019 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2019:
Leverage capital	$556,403	9.5%	$234,568	4.0%		N/A
Tier 1 risk-based capital	556,403	12.7	262,536	6.0		N/A
Total risk-based capital	606,567	13.9	350,048	8.0		N/A
CET1 risk-based capital	506,403	11.6	196,902	4.5		N/A

At December 31, 2018:
Leverage capital	$570,260	9.9%	$230,847	4.0%		N/A
Tier 1 risk-based capital	570,260	13.5	252,921	6.0		N/A
Total risk-based capital	619,419	14.7	337,228	8.0		N/A
CET1 risk-based capital	500,260	11.9	189,691	4.5		N/A

Central Pacific Bank
At June 30, 2019:
Leverage capital	$544,480	9.3%	$234,408	4.0%	$293,009	5.0%
Tier 1 risk-based capital	544,480	12.5	262,283	6.0	349,711	8.0
Total risk-based capital	594,644	13.6	349,711	8.0	437,139	10.0
CET1 risk-based capital	544,480	12.5	196,713	4.5	284,140	6.5

At December 31, 2018:
Leverage capital	$533,166	9.3%	$230,638	4.0%	$288,298	5.0%
Tier 1 risk-based capital	533,166	12.7	252,667	6.0	336,889	8.0
Total risk-based capital	582,325	13.8	336,889	8.0	421,111	10.0
CET1 risk-based capital	533,166	12.7	189,500	4.5	273,722	6.5

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

The following reflects our net interest income sensitivity analysis as of June 30, 2019, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	1.54%
-100 bp	(4.24)%

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

The bank is a member of and maintained a $1.74 billion line of credit with the FHLB as of June 30, 2019, compared to $1.43 billion at December 31, 2018. We had $221.0 million in short-term borrowings under this arrangement at June 30, 2019, compared to $197.0 million at December 31, 2018. Long-term borrowings under this arrangement totaled $50.0 million at June 30, 2019 and December 31, 2018. FHLB advances available at June 30, 2019 were secured by certain real estate loans with a carrying value of $2.34 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2019, $1.40 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018.

At June 30, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $67.7 million and $73.9 million, respectively. As of June 30, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $121.2 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, the Company signed an extension to its existing agreement with a computer software vendor. This extension increases the Company's contractual obligations for the years 2022 through 2024 by approximately $6 million per year. There have been no other material changes in our contractual obligations since December 31, 2018.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2019 would not result in a fluctuation of NII that would exceed the established policy limits.

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

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019, except as described below.

Our RISE2020 initiative may not be successful.

During the second half of 2019 and throughout 2020, we intend to invest an aggregate of approximately $40 million to upgrade our branch spaces, digital banking platforms and ATM network through a new initiative we call RISE2020. RISE2020 is intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. However, we cannot provide any assurance that RISE2020 will achieve any of our objectives or will achieve our objectives to the extent we have forecasted. In particular, the costs of RISE2020 may exceed our expectations; we may not be able to attract new business from existing customers; new customers may not be attracted to our platform despite the amount of expense we incur; and implementation of RISE2020 initiatives may disrupt our operations. If our RISE2020 initiative is not successful, our overall noninterest expense will have increased without a corresponding increase in revenue and growth which could have a material adverse effect on our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In June 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $6.8 million in remaining repurchase authority.

In the three months ended June 30, 2019, the Company repurchased 213,700 shares of common stock, at an aggregate cost of $6.2 million, under the Company's stock repurchase plans. As of June 30, 2019, a total of $29.9 million remained available for repurchase under the Company's Repurchase Plan. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2019	93,500	$29.54	93,500	$10,198,569
May 1-31, 2019	71,900	29.34	71,900	8,089,146
June 1-30, 2019	48,300	28.41	48,300	29,942,428
Total	213,700	$29.22	213,700	29,942,428

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 6, 2019	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	August 6, 2019	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer