Form 10-Q
period 2019-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2019-11-05
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 31, 2019 was 28,376,894 shares.

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

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 initiative; current and projected levels of RISE2020-related expense, which include estimates of expense related to dedicated staff and management time and third-party expense; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in capital standards, other regulatory reform, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau, government-sponsored enterprise reform, and any related rules and regulations on our business operations and competitiveness; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; the ability to address any material weakness in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$87,395	$80,569
Interest-bearing deposits in other banks	7,803	21,617
Investment securities:
Available-for-sale debt securities, at fair value	1,186,875	1,205,478
Held-to-maturity debt securities, at amortized cost; fair value of: none at September 30, 2019 and $144,272 at December 31, 2018	—	148,508
Equity securities, at fair value	1,058	826
Total investment securities	1,187,933	1,354,812

Loans held for sale	7,016	6,647

Loans and leases	4,367,862	4,078,366
Allowance for loan and lease losses	(48,167)	(47,916)
Net loans and leases	4,319,695	4,030,450

Premises and equipment, net	44,095	45,285
Accrued interest receivable	16,220	17,000
Investment in unconsolidated subsidiaries	17,001	14,008
Other real estate owned	466	414
Mortgage servicing rights	15,058	15,596
Bank-owned life insurance	158,939	157,440
Federal Home Loan Bank stock	17,183	16,645
Right-of-use lease asset	52,588	—
Other assets	45,324	46,543
Total assets	$5,976,716	$5,807,026

Liabilities
Deposits:
Noninterest-bearing demand	$1,399,200	$1,436,967
Interest-bearing demand	998,037	954,011
Savings and money market	1,593,738	1,448,257
Time	1,046,684	1,107,255
Total deposits	5,037,659	4,946,490

Short-term borrowings	205,000	197,000
Long-term debt	101,547	122,166
Lease liability	52,807	—
Other liabilities	54,476	49,645
Total liabilities	5,451,489	5,315,301

Shareholders' Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,441,341 at September 30, 2019 and 28,967,715 at December 31, 2018	452,278	470,660
Additional paid-in capital	90,604	88,876
Accumulated deficit	(26,782)	(51,718)
Accumulated other comprehensive income (loss)	9,127	(16,093)
Total shareholders' equity	525,227	491,725
Total liabilities and shareholders' equity	$5,976,716	$5,807,026
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans and leases	$45,861	$40,531	$135,169	$116,620
Interest and dividends on investment securities:
Taxable interest	7,178	8,490	22,968	26,050
Tax-exempt interest	708	920	2,388	2,786
Dividends	14	26	46	44
Interest on deposits in other banks	33	109	147	310
Dividends on Federal Home Loan Bank stock	186	60	508	145
Total interest income	53,980	50,136	161,226	145,955
Interest expense:
Interest on deposits:
Demand	207	181	598	554
Savings and money market	1,549	593	3,847	1,421
Time	4,432	4,744	14,391	12,203
Interest on short-term borrowings	1,130	146	3,146	237
Interest on long-term debt	1,013	1,147	3,104	3,221
Total interest expense	8,331	6,811	25,086	17,636
Net interest income	45,649	43,325	136,140	128,319
Provision (credit) for loan and lease losses	1,532	(59)	4,219	262
Net interest income after provision (credit) for loan and lease losses	44,117	43,384	131,921	128,057
Other operating income:
Mortgage banking income	1,764	1,923	4,789	5,545
Service charges on deposit accounts	2,125	2,189	6,247	6,169
Other service charges and fees	3,724	3,286	10,479	9,697
Income from fiduciary activities	1,126	1,159	3,220	3,132
Equity in earnings of unconsolidated subsidiaries	86	71	165	151
Fees on foreign exchange	170	220	539	708
Investment securities gains	36	—	36	—
Income from bank-owned life insurance	645	1,055	2,511	1,874
Loan placement fees	230	115	486	532
Net gain on sales of foreclosed assets	17	—	17	—
Other	343	802	3,544	1,596
Total other operating income	10,266	10,820	32,033	29,404
Other operating expense:
Salaries and employee benefits	20,631	19,011	61,083	56,299
Net occupancy	3,697	3,488	10,680	10,114
Equipment	1,067	1,048	3,211	3,160
Amortization of core deposit premium	—	669	—	2,006
Communication expense	1,008	903	2,645	2,547
Legal and professional services	1,933	1,528	5,231	5,118
Computer software expense	2,713	2,672	7,870	7,244
Advertising expense	711	612	2,134	1,841
Foreclosed asset expense	15	212	223	537
Other	3,159	3,882	12,312	12,174
Total other operating expense	34,934	34,025	105,389	101,040
Income before income taxes	19,449	20,179	58,565	56,421
Income tax expense	4,895	4,986	14,440	12,727
Net income	$14,554	$15,193	$44,125	$43,694
Per common share data:
Basic earnings per common share	$0.51	$0.52	$1.54	$1.48
Diluted earnings per common share	$0.51	$0.52	$1.53	$1.47
Cash dividends declared	$0.23	$0.21	$0.67	$0.61
Weighted average common shares outstanding used in computation:
Basic shares	28,424,898	29,297,465	28,575,369	29,536,536
Diluted shares	28,602,338	29,479,812	28,762,057	29,743,238
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$14,554	$15,193	$44,125	$43,694
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	4,386	(6,072)	27,547	(24,712)
Defined benefit plans	283	217	773	623
Total other comprehensive income (loss), net of tax	4,669	(5,855)	28,320	(24,089)
Comprehensive income	$19,223	$9,338	$72,445	$19,605

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (1)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
Common stock repurchased and retired and other related costs	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation expense	32,326	—	—	498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638
Net income	—	—	—	—	13,534	—	—	13,534
Other comprehensive income	—	—	—	—	—	12,413	—	12,413
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,581)	—	—	(6,581)
Common stock purchased by directors' deferred compensation plan (14,600 shares, net)	—	—	(416)	—	—	—	—	(416)
Common stock repurchased and retired and other related costs	(213,700)	—	(6,243)	—	—	—	—	(6,243)
Share-based compensation expense	58,436	—		350	—	—	—	350
Balance at June 30, 2019	28,567,777	$—	$456,293	$89,724	$(34,780)	$4,458	$—	$515,695
Net income	—	—	—	—	14,554	—	—	14,554
Other comprehensive income	—	—	—	—	—	4,669	—	4,669
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,556)	—	—	(6,556)
Common stock repurchased and retired and other related costs	(140,600)	—	(4,015)	—	—	—	—	(4,015)
Share-based compensation	14,164	—		880	—	—	—	880
Balance at September 30, 2019	28,441,341	$—	$452,278	$90,604	$(26,782)	$9,127	$—	$525,227

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (3)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	14,277	—	—	14,277
Other comprehensive loss	—	—	—	—	—	(14,715)	—	(14,715)
Cash dividends declared ($0.19 per share)	—	—	—	—	(5,670)	—	—	(5,670)
Common stock purchased by directors' deferred compensation plan (2,850 shares, net)	—	—	(83)	—	—	—	—	(83)
Common stock repurchased and retired and other related costs (344,362 shares)	(344,362)	—	(10,111)	—	—	—	—	(10,111)
Share-based compensation	27,262	—	—	399	—	—	—	399
Distribution from variable interest entity	—	—	—	—	—	—	(24)	(24)
Balance at March 31, 2018	29,707,122	$—	$493,794	$86,497	$(78,454)	$(17,729)	$—	$484,108
Net income	—	—	—	—	14,224	—	—	14,224
Other comprehensive income	—	—	—	—	—	(3,519)	—	(3,519)
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,205)	—	—	(6,205)
Common stock purchased by directors' deferred compensation plan (14,100 shares, net)	—	—	(421)	—	—	—	—	(421)
Common stock repurchased and retired and other related costs (269,885 shares)	(269,885)	—	(7,971)	—	—	—	—	(7,971)
Share-based compensation	52,717	—		452	—	—	—	452
Balance at June 30, 2018	29,489,954	$—	$485,402	$86,949	$(70,435)	$(21,248)	$—	$480,668
Net income	—	—	—	—	15,193	—	—	15,193
Other comprehensive income	—	—	—	—	—	(5,855)	—	(5,855)
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,164)	—	—	(6,164)
Common stock repurchased and retired and other related costs (235,043 shares)	(235,043)	—	(6,681)	—	—	—	—	(6,681)
Share-based compensation	15,487	—		990	—	—	—	990
Balance at September 30, 2018	29,270,398	$—	$478,721	$87,939	$(61,406)	$(27,103)	$—	$478,151

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2017-12. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2016-01.
(3) Represents the impact of the adoption of ASU 2018-02.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$44,125	$43,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,219	262
Depreciation and amortization of premises and equipment	4,628	4,700
Non-cash lease expense	220	—
Cash flows from operating leases	(4,663)	—
Loss on sale of other real estate, net of write-downs	138	431
Amortization of core deposit premium and mortgage servicing rights	1,727	3,419
Net amortization and accretion of premium/discounts on investment securities	6,808	8,465
Share-based compensation expense	1,728	1,841
Net (gain) on sales of investment securities	(36)	—
Net gain on sales of residential mortgage loans	(2,836)	(3,013)
Proceeds from sales of loans held for sale	152,684	183,967
Originations of loans held for sale	(150,217)	(169,078)
Equity in earnings of unconsolidated subsidiaries	(165)	(151)
Distributions from unconsolidated subsidiaries	175	614
Net increase in cash surrender value of bank-owned life insurance	(1,499)	(792)
Deferred income taxes	7,548	12,542
Net tax benefits from share-based compensation	209	185
Net change in other assets and liabilities	(12,309)	(8,266)
Net cash provided by operating activities	52,484	78,820
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	194,626	114,508
Proceeds from sales of investment securities available-for-sale	53,935	—
Purchases of investment securities available-for-sale	(54,975)	(85,334)
Proceeds from maturities of and calls on investment securities held-to-maturity	—	38,491
Proceeds from sale of MasterCard stock	2,555	—
Net loan proceeds (originations)	(214,834)	(190,022)
Purchases of loan portfolios	(78,820)	(20,867)
Proceeds from sale of foreclosed loans/other real estate owned	—	46
Net purchases of premises and equipment	(3,438)	(2,536)
Net return of capital from unconsolidated subsidiaries	622	—
Net (purchases of) proceeds from redemption of FHLB stock	(538)	(3,204)
Net cash used in investing activities	(100,867)	(148,918)
Cash flows from financing activities:
Net increase in deposits	91,169	47,326
Repayments of long-term debt	(20,619)	—
Net increase (decrease) in short-term borrowings	8,000	73,000
Cash dividends paid on common stock	(19,189)	(18,039)
Repurchases of common stock and other related costs	(17,966)	(24,763)
Net cash provided by financing activities	41,395	77,524
Net (decrease) increase in cash and cash equivalents	(6,988)	7,426
Cash and cash equivalents at beginning of period	102,186	82,293
Cash and cash equivalents at end of period	$95,198	$89,719

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,735	$15,969
Income taxes	17,601	23
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	416	504
Net reclassification of loans to foreclosed loans/other real estate owned	190	40
Net transfer of investment securities held-to-maturity to available-for-sale	149,042	—
Right-of-use lease assets obtained in exchange for lease liabilities	55,887	—
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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $15.2 million and $1.6 million, respectively, at September 30, 2019 and $0.2 million, $11.6 million and $2.2 million, respectively, at December 31, 2018. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU lease asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. The Company elected to adopt the practical expedient allowed under ASU 2018-11. During the year ended December 31, 2018, the Company engaged a software vendor to assist in the implementation of ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and recorded a ROU lease asset and corresponding lease liability on the Company's consolidated balance sheet of $55.9 million for its operating leases where it is a lessee. There was no impact to the Company's financial statements for its leases where it is a lessor. As of September 30, 2019, the ROU lease asset and lease liability was $52.6 million and $52.8 million, respectively. See Note 12 - Leases for required disclosures on this new standard.

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

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. To date, the Company has established appropriate loan pools by segment and sub-segment, developed internal loss driver models, and has leveraged a third-party software solution to measure expected losses under CECL. As part of this process, the Company has also engaged an additional third party specializing in economic forecasting to enable it to incorporate reasonable and supportable forecasts in its process. Finally, the Company is developing and enhancing internal controls, having its CECL framework independently validated by a third-party expert, performing parallel runs, and addressing remaining gaps. While the Company is evaluating the full impact of adopting this new guidance, management expects that it will be significantly influenced by its own historical experience, the composition and quality of the Company’s loans, the underlying assumptions embedded in its methodology, as well as economic condition expectations as of the date of adoption. The Company also anticipates significant changes to its reserve calculation processes and procedures and continues to evaluate the potential impact on our consolidated financial statements through sensitivity analysis of underlying assumptions and economic scenarios.

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

3. INVESTMENT SECURITIES

A summary of our available-for-sale investment securities is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$122,171	$2,593	$(53)	$124,711
Corporate securities	30,436	277	—	30,713
U.S. Treasury obligations and direct obligations of U.S Government agencies	43,213	17	(333)	42,897
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	721,081	5,796	(3,233)	723,644
Commercial - U.S. Government agencies and sponsored entities	86,697	1,431	(386)	87,742
Residential - Non-government agencies	38,140	969	—	39,109
Commercial - Non-government agencies	134,724	3,335	—	138,059
Total available-for-sale securities	$1,176,462	$14,418	$(4,005)	$1,186,875

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Held-to-maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$83,436	$19	$(3,174)	$80,281
Commercial - U.S. Government-sponsored entities	65,072	—	(1,081)	63,991
Total held-to-maturity securities	$148,508	$19	$(4,255)	$144,272

Available-for-sale:
Debt securities:
States and political subdivisions	$174,114	$1,035	$(1,475)	$173,674
Corporate securities	55,259	—	(410)	54,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,257	—	(683)	32,574
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	736,175	369	(19,492)	717,052
Commercial - U.S. Government agencies and sponsored entities	53,014	—	(1,531)	51,483
Residential - Non-government agencies	41,245	337	(464)	41,118
Commercial - Non-government agencies	134,867	1,013	(1,152)	134,728
Total available-for-sale securities	$1,227,931	$2,754	$(25,207)	$1,205,478

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2019
Equity securities	$898	$1,058

December 31, 2018
Equity securities	826	826

As discussed in Note 2 - Recent Accounting Pronouncements, on January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its held-to-maturity investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its available-for-sale investment securities portfolio.

The amortized cost and estimated fair value of our available-for-sale investment securities at September 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2019
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$32,455	$32,658
Due after one year through five years	60,696	61,195
Due after five years through ten years	63,661	64,715
Due after ten years	39,008	39,753

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	721,081	723,644
Commercial - U.S. Government agencies and sponsored entities	86,697	87,742
Residential - Non-government agencies	38,140	39,109
Commercial - Non-government agencies	134,724	138,059
Total available-for-sale securities	$1,176,462	$1,186,875

For the three and nine months ended September 30, 2019, proceeds from the sale of available-for-sale investment securities were $53.9 million and resulted in a gross realized gain of $36 thousand. We did not sell any available-for-sale securities during the three and nine months ended September 30, 2018.

Investment securities of $662.2 million and $980.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

Provided below is a summary of the 98 and 336 investment securities which were in an unrealized or unrecognized loss position at September 30, 2019 and December 31, 2018, respectively, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Debt securities:
States and political subdivisions	$7,007	$(26)	$1,253	$(27)	$8,260	$(53)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,815	(122)	20,507	(211)	37,322	(333)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	103,254	(631)	247,482	(2,602)	350,736	(3,233)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government agencies and sponsored entities	36,068	(386)	—	—	36,068	(386)
Commercial - Non-government agencies	—	—	—	—	—	—
Total temporarily impaired securities	$163,144	$(1,165)	$269,242	$(2,840)	$432,386	$(4,005)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Debt securities:
States and political subdivisions	$38,099	$(157)	$49,505	$(1,318)	$87,604	$(1,475)
Corporate securities	49,729	(250)	5,120	(160)	54,849	(410)
U.S. Treasury obligations and direct obligations of U.S Government agencies	30,029	(613)	2,545	(70)	32,574	(683)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	88,957	(1,229)	666,685	(21,437)	755,642	(22,666)
Residential - Non-government agencies	—	—	24,515	(464)	24,515	(464)
Commercial - U.S. Government-sponsored entities	13,973	(247)	101,500	(2,365)	115,473	(2,612)
Commercial - Non-government agencies	33,847	(233)	46,680	(919)	80,527	(1,152)
Total temporarily impaired securities	$254,634	$(2,729)	$896,550	$(26,733)	$1,151,184	$(29,462)

Visa and MasterCard Class B Common Stock

As of September 30, 2019, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$576,343	$581,177
Real estate:
Construction	96,996	67,269
Residential mortgage	1,554,752	1,424,384
Home equity	475,211	468,966
Commercial mortgage	1,135,408	1,041,685
Consumer	526,429	492,268
Leases	31	124
Gross loans and leases	4,365,170	4,075,873
Net deferred costs	2,692	2,493
Total loans and leases, net of deferred costs	$4,367,862	$4,078,366

During the nine months ended September 30, 2019, we foreclosed on one loan totaling $0.2 million.

During the nine months ended September 30, 2018, we foreclosed on one loan totaling $40 thousand.

During the nine months ended September 30, 2019 and 2018, we did not transfer any loans to the held-for-sale category.

We did not sell any portfolio loans during the nine months ended September 30, 2019 and 2018.

Through the third quarter of 2019, we purchased consumer loans with outstanding balances at the time of purchases totaling $80.0 million for $78.8 million, or a net discount of $1.2 million.

In 2018, we purchased consumer loans totaling $58.6 million, which included a $0.1 million premium over the $58.5 million outstanding balance at the time of purchase.

Impaired Loans

The following tables present by class, the balance in the allowance for loan and lease losses (the "Allowance") and the recorded investment in loans and leases based on the Company's impairment measurement method as of September 30, 2019 and December 31, 2018:

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
September 30, 2019
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,781	1,693	13,546	4,287	12,209	8,651	—	48,167
Total ending balance	$7,781	$1,693	$13,546	$4,287	$12,209	$8,651	$—	$48,167

Loans and leases:
Individually evaluated for impairment	$157	$—	$7,516	$95	$1,985	$—	$—	$9,753
Collectively evaluated for impairment	576,186	96,996	1,547,236	475,116	1,133,423	526,429	31	4,355,417
Subtotal	576,343	96,996	1,554,752	475,211	1,135,408	526,429	31	4,365,170
Net deferred costs (income)	269	(335)	3,983	354	(1,496)	(83)	—	2,692
Total loans and leases, net of deferred costs (income)	$576,612	$96,661	$1,558,735	$475,565	$1,133,912	$526,346	$31	$4,367,862

		Real Estate
(dollars in thousands)	Comml, Fin & Ag	Constr	Resi Mortgage	Home Equity	Comml Mortgage	Consumer	Leases	Total
December 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,027	1,202	14,349	3,788	13,358	7,192	—	47,916
Total ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	7,192	$—	$47,916

Loans and leases:
Individually evaluated for impairment	$220	$2,273	$10,075	$275	$2,348	$—	$—	$15,191
Collectively evaluated for impairment	580,957	64,996	1,414,309	468,691	1,039,337	492,268	124	4,060,682
Subtotal	581,177	67,269	1,424,384	468,966	1,041,685	492,268	124	4,075,873
Net deferred costs (income)	483	(342)	3,821	—	(1,407)	(62)	—	2,493
Total loans and leases, net of deferred costs (income)	$581,660	$66,927	$1,428,205	$468,966	$1,040,278	$492,206	$124	$4,078,366

There were no impaired loans with an allowance recorded as of September 30, 2019 and December 31, 2018. The following table presents by class, information related to impaired loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
Impaired loans:
Commercial, financial and agricultural	$267	$157	$—	$330	$220	$—
Real estate:
Construction	—	—	—	3,076	2,273	—
Residential mortgage	8,239	7,516	—	11,019	10,075	—
Home equity	95	95	—	275	275	—
Commercial mortgage	1,985	1,985	—	2,348	2,348	—
Total impaired loans	$10,586	$9,753	$—	$17,048	$15,191	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$164	$2	$399	$12	$188	$7	$498	$17
Real estate:
Construction	—	—	2,382	30	1,323	62	2,476	84
Residential mortgage	7,536	63	12,857	123	8,763	776	13,208	419
Home equity	190	—	447	—	332	13	516	—
Commercial mortgage	2,021	22	3,483	36	2,162	68	3,653	110
Total	$9,911	$87	$19,568	$201	$12,768	$926	$20,351	$630

For the three and nine months ended September 30, 2019 and 2018, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three and nine months ended September 30, 2019 and 2018, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.3 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2019 and December 31, 2018, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
September 30, 2019
Commercial, financial and agricultural	$5,845	$87	$—	$—	$5,932	$570,680	$576,612
Real estate:
Construction	—	—	—	—	—	96,661	96,661
Residential mortgage	—	2,327	—	799	3,126	1,555,609	1,558,735
Home equity	320	250	—	95	665	474,900	475,565
Commercial mortgage	—	—	—	—	—	1,133,912	1,133,912
Consumer	2,974	1,296	235	—	4,505	521,841	526,346
Leases	—	—	—	—	—	31	31
Total	$9,139	$3,960	$235	$894	$14,228	$4,353,634	$4,367,862

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
December 31, 2018
Commercial, financial and agricultural	$1,348	$162	$—	$—	$1,510	$580,150	$581,660
Real estate:
Construction	—	—	—	—	—	66,927	66,927
Residential mortgage	3,966	157	—	2,048	6,171	1,422,034	1,428,205
Home equity	433	104	298	275	1,110	467,856	468,966
Commercial mortgage	—	—	—	—	—	1,040,278	1,040,278
Consumer	2,340	872	238	—	3,450	488,756	492,206
Leases	—	—	—	—	—	124	124
Total	$8,087	$1,295	$536	$2,323	$12,241	$4,066,125	$4,078,366

Modifications

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2019 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure, and we have no commitments to lend additional funds to any of these borrowers. There were $8.9 million of TDRs still accruing interest at September 30, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's allowance for loan and lease losses (the "Allowance") methodology. Loans that were not on nonaccrual status when modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our provision for loan and lease losses (the "Provision") and the Allowance during the three and nine months ended September 30, 2019.

No loans were modified in a TDR during the three and nine months ended September 30, 2019 and 2018.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018.

We had no commitments on TDRs during the three and nine months ended September 30, 2019 and 2018.

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

Loans and leases not meeting the criteria above are considered to be pass-rated. The following table presents by class and credit indicator, the recorded investment in the Company's loans and leases as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2019
Commercial, financial and agricultural	$561,372	$3,318	$11,653	$—	$576,343	$269	$576,612
Real estate:
Construction	96,996	—	—	—	96,996	(335)	96,661
Residential mortgage	1,553,869	—	883	—	1,554,752	3,983	1,558,735
Home equity	475,116	—	95	—	475,211	354	475,565
Commercial mortgage	1,096,341	25,757	13,310	—	1,135,408	(1,496)	1,133,912
Consumer	526,193	—	149	87	526,429	(83)	526,346
Leases	31	—	—	—	31	—	31
Total	$4,309,918	$29,075	$26,090	$87	$4,365,170	$2,692	$4,367,862

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2018
Commercial, financial and agricultural	$552,706	$7,961	$20,510	$—	$581,177	$483	$581,660
Real estate:
Construction	67,269	—	—	—	67,269	(342)	66,927
Residential mortgage	1,422,240	—	2,144	—	1,424,384	3,821	1,428,205
Home equity	468,394	—	572	—	468,966	—	468,966
Commercial mortgage	1,029,581	10,412	1,692	—	1,041,685	(1,407)	1,040,278
Consumer	492,030	—	80	158	492,268	(62)	492,206
Leases	124	—	—	—	124	—	124
Total	$4,032,344	$18,373	$24,998	$158	$4,075,873	$2,493	$4,078,366

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents by class, the activity in the Allowance for the periods indicated:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
Three Months Ended September 30, 2019
Beginning balance	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$—	$48,267
Provision (credit) for loan and lease losses	107	374	75	(45)	541	480	—	1,532
	8,216	1,687	13,442	4,268	12,209	9,977	—	49,799
Charge-offs	797	—	—	5	—	1,832	—	2,634
Recoveries	362	6	104	24	—	506	—	1,002
Net charge-offs (recoveries)	435	(6)	(104)	(19)	—	1,326	—	1,632
Ending balance	$7,781	$1,693	$13,546	$4,287	$12,209	$8,651	$—	$48,167

Three Months Ended September 30, 2018
Beginning balance	$7,525	$1,811	$14,252	$3,168	$15,094	$6,331	$—	$48,181
Provision (credit) for loan and lease losses	495	(526)	(168)	544	(1,632)	1,228	—	(59)
	8,020	1,285	14,084	3,712	13,462	7,559	—	48,122
Charge-offs	731	—	—	—	—	1,762	—	2,493
Recoveries	578	6	51	6	8	548	—	1,197
Net charge-offs (recoveries)	153	(6)	(51)	(6)	(8)	1,214	—	1,296
Ending balance	$7,867	$1,291	$14,135	$3,718	$13,470	$6,345	$—	$46,826

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
Nine Months Ended September 30, 2019
Beginning balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916
Provision (credit) for loan and lease losses	943	(113)	(1,301)	462	(1,174)	5,402	—	4,219
	8,970	1,089	13,048	4,250	12,184	12,594	—	52,135
Charge-offs	2,099	—	—	5	—	5,542	—	7,646
Recoveries	910	604	498	42	25	1,599	—	3,678
Net charge-offs (recoveries)	1,189	(604)	(498)	(37)	(25)	3,943	—	3,968
Ending balance	$7,781	$1,693	$13,546	$4,287	$12,209	$8,651	$—	$48,167

Nine Months Ended September 30, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	1,227	(1,749)	(291)	383	(3,383)	4,075	—	262
	8,821	86	14,037	3,700	13,418	10,201	—	50,263
Charge-offs	1,971	—	—	—	—	5,424	—	7,395
Recoveries	1,017	1,205	98	18	52	1,568	—	3,958
Net charge-offs (recoveries)	954	(1,205)	(98)	(18)	(52)	3,856	—	3,437
Ending balance	$7,867	$1,291	$14,135	$3,718	$13,470	$6,345	$—	$46,826

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Our Provision was a debit of $1.5 million and a debit of $4.2 million in the three and nine months ended September 30, 2019, respectively, compared to a credit of $0.1 million and a debit of $0.3 million in the three and nine months ended September 30, 2018, respectively.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Investments in low income housing tax credit partnerships	$15,228	$11,603
Investments in common securities of statutory trusts	1,547	2,169
Investments in affiliates	172	182
Other	54	54
Total	$17,001	$14,008

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of September 30, 2019 and December 31, 2018, the Company had $11.7 million and $8.3 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of September 30, 2019 for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$3,669
2020	3,466
2021	1,494
2022	3,010
2023	10
2024	26
Thereafter	49
Total unfunded commitments	$11,724

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2019 and September 30, 2018:

(dollars in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Proportional amortization method:
Amortization expense recognized in income tax expense	$259	$114	$776	$341
Tax credits recognized in income tax expense	307	152	922	457

7. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in core deposit premium and mortgage servicing rights for the periods presented:

(dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance, January 1, 2018	$2,006	$15,843	$17,849
Additions	—	1,204	1,204
Amortization	(2,006)	(1,413)	(3,419)
Balance, September 30, 2018	$—	$15,634	$15,634

Balance, January 1, 2019	$—	$15,596	$15,596
Additions	—	1,189	1,189
Amortization	—	(1,727)	(1,727)
Balance, September 30, 2019	$—	$15,058	$15,058

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

Amortization of mortgage servicing rights totaled $0.7 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2018, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Fair market value, beginning of period	$17,696	$17,161
Fair market value, end of period	15,965	18,315
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption (1)	14.6	14.0

(1) Represents annualized loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our core deposit premium and mortgage servicing rights are presented below:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(44,642)	$—
Mortgage servicing rights	67,202	(52,144)	15,058	66,013	(50,417)	15,596
Total	$111,844	$(96,786)	$15,058	$110,655	$(95,059)	$15,596

Based on the mortgage servicing rights held as of September 30, 2019, estimated amortization expense for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$669
2020	2,373
2021	1,918
2022	1,585
2023	1,319
2024	1,118
Thereafter	6,076
Total	$15,058

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2019 and December 31, 2018, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2019, we were a party to interest rate lock and forward sale commitments on $1.6 million and $8.4 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate lock and forward sale commitments	Other assets / other liabilities	$49	$11	$3	$95

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	$110
Loans held for sale	Other income	(1)

Three Months Ended September 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	91
Loans held for sale	Other income	(6)

Nine Months Ended September 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	131
Loans held for sale	Other income	(1)

Nine Months Ended September 30, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	76
Loans held for sale	Other income	(6)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.80 billion line of credit as of September 30, 2019, compared to $1.43 billion at December 31, 2018. At September 30, 2019, $1.43 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018. Short-term borrowings under this arrangement totaled $205.0 million at September 30, 2019, compared to $197.0 million at December 31, 2018. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $118.9 million at September 30, 2019, compared to $4.6 million at December 31, 2018. Long-term borrowings under this arrangement totaled $50.0 million at September 30, 2019 and December 31, 2018. FHLB advances and standby letters of credit available at September 30, 2019 were secured by certain real estate loans with a carrying value of $2.42 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $65.6 million and $73.9 million, respectively. As of September 30, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $118.9 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At September 30, 2019 and December 31, 2018, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	September 30, 2019
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2018
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust II	$20,619	Three month LIBOR + 2.85%
Trust IV	30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$72,166

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$2,125	$2,189	$6,247	$6,169
Other service charges and fees	3,260	2,778	9,021	8,169
Income on fiduciary activities	1,126	1,159	3,220	3,132
Fees on foreign exchange	21	26	75	86
Loan placement fees	230	115	486	532
Net gain on sales of foreclosed assets	17	—	17	—
In-scope other operating income	6,779	6,267	19,066	18,088
Out-of-scope other operating income	3,487	4,553	12,967	11,316
Total other operating income	$10,266	$10,820	$32,033	$29,404

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	362,725	$26.98
Changes during the period:
Granted	181,431	28.89
Vested	(155,474)	24.40
Forfeited	(15,205)	29.24
Non-vested restricted stock units, end of period	373,477	28.89

12. LEASES

We lease certain land and buildings for our bank branches and ATMs. In some instances, a lease may contain renewal options to extend the term of the lease. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not include any short term leases in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands)	2019	2019
Lease cost:
Operating lease cost	$1,627	$4,883
Variable lease cost	699	1,950
Less: sublease income	(11)	(33)
Total lease cost	$2,315	6,800

Other information:
Operating cash flows from operating leases	$(1,558)	$(4,663)
Weighted-average remaining lease term - operating leases	13.80 years	13.80 years
Weighted-average discount rate - operating leases	3.92%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2019 (remainder)	$1,550	$512	$1,038
2020	6,018	1,939	4,079
2021	5,708	1,787	3,921
2022	5,271	1,645	3,626
2023	4,973	1,512	3,461
2024	4,814	1,383	3,431
Thereafter	40,920	7,669	33,251
Total	$69,254	$16,447	$52,807

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands)	2019	2019
Total rental income recognized	$522	1,576

Based on the Company's leases as lessor as of September 30, 2019, estimated lease payments for the remainder of fiscal year 2019, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2019 (remainder)	$503
2020	1,837
2021	1,868
2022	1,308
2023	449
2024	97
Thereafter	262
Total	$6,324

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2019 and 2018, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,027	$1,615	$4,412
Less: Reclassification adjustments from AOCI realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	5,991	1,605	4,386

Defined benefit plans:
Amortization of net actuarial loss	310	31	279
Amortization of net transition obligation	5	3	2
Amortization of prior service cost	4	2	2
Defined benefit plans, net	319	36	283

Other comprehensive income	$6,310	$1,641	$4,669

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(8,297)	$(2,225)	$(6,072)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(8,297)	(2,225)	(6,072)

Defined benefit plans:
Amortization of net actuarial loss	289	78	211
Amortization of net transition obligation	5	2	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	298	81	217

Other comprehensive loss	$(7,999)	$(2,144)	$(5,855)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$37,671	$10,098	$27,573
Less: Reclassification adjustments from AOCI realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	37,635	10,088	27,547

Defined benefit plans:
Amortization of net actuarial loss	837	84	753
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	13	3	10
Defined benefit plans, net	864	91	773

Other comprehensive income	$38,499	$10,179	$28,320

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(33,809)	$(9,097)	$(24,712)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(33,809)	(9,097)	(24,712)

Defined benefit plans:
Amortization of net actuarial loss	865	262	603
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	13	3	10
Defined benefit plans, net	892	269	623

Other comprehensive loss	$(32,917)	$(8,828)	$(24,089)

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2019
Balance at beginning of period	10,418	(5,960)	4,458

Other comprehensive income before reclassifications	4,412	—	4,412
Reclassification adjustments from AOCI	(26)	283	257
Total other comprehensive income	4,386	283	4,669

Balance at end of period	$14,804	$(5,677)	$9,127

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2018
Balance at beginning of period	$(14,161)	$(7,087)	$(21,248)

Other comprehensive loss before reclassifications	(6,072)	—	(6,072)
Reclassification adjustments from AOCI	—	217	217
Total other comprehensive income (loss)	(6,072)	217	(5,855)

Balance at end of period	$(20,233)	$(6,870)	$(27,103)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income before reclassifications	27,573	—	27,573
Reclassification adjustments from AOCI	(26)	773	747
Total other comprehensive income	27,547	773	28,320

Balance at end of period	$14,804	$(5,677)	$9,127

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of the adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of the adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive loss before reclassifications	(24,712)	—	(24,712)
Reclassification adjustments from AOCI	—	623	623
Total other comprehensive income (loss)	(24,712)	623	(24,089)

Balance at end of period	$(20,233)	$(6,870)	$(27,103)

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2019 and 2018:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2019	2018
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$36	$—	Investment securities gains (losses)
Tax effect	(10)	—	Income tax benefit (expense)
Net of tax	$26	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(310)	$(289)	Salaries and employee benefits
Amortization of net transition obligation	(5)	(5)	Salaries and employee benefits
Amortization of prior service cost	(4)	(4)	Salaries and employee benefits
Total before tax	(319)	(298)
Tax effect	36	81	Income tax benefit (expense)
Net of tax	$(283)	$(217)

Total reclassification adjustments from AOCI for the period, net of tax	$(257)	$(217)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2019	2018
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$36	$—	Investment securities gains (losses)
Tax effect	(10)	—	Income tax benefit (expense)
Net of tax	$26	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(837)	$(865)	Salaries and employee benefits
Amortization of net transition obligation	(14)	(14)	Salaries and employee benefits
Amortization of prior service cost	(13)	(13)	Salaries and employee benefits
Total before tax	(864)	(892)
Tax effect	91	269	Income tax benefit (expense)
Net of tax	$(773)	$(623)

Total reclassification adjustments from AOCI for the period	$(747)	$(623)	Net of tax

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$14,554	$15,193	$44,125	$43,694

Weighted average common shares outstanding - basic	28,424,898	29,297,465	28,575,369	29,536,536
Dilutive effect of employee stock options and awards	177,440	182,347	186,688	206,702
Weighted average common shares outstanding - diluted	28,602,338	29,479,812	28,762,057	29,743,238

Basic earnings per common share	$0.51	$0.52	$1.54	$1.48
Diluted earnings per common share	$0.51	$0.52	$1.53	$1.47

Anti-dilutive employee stock options and awards outstanding	—	—	—	—

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Financial assets:
Cash and due from banks	$87,395	$87,395	$87,395	$—	$—
Interest-bearing deposits in other banks	7,803	7,803	7,803	—	—
Investment securities	1,187,933	1,187,933	1,058	1,175,373	11,502
Loans held for sale	7,016	7,016	—	7,016	—
Net loans and leases	4,319,695	4,328,177	—	9,752	4,318,425
Accrued interest receivable	16,220	16,220	16,220	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,399,200	1,399,200	1,399,200	—	—
Interest-bearing demand and savings and money market	2,591,775	2,591,775	2,591,775	—	—
Time	1,046,684	1,043,147	—	—	1,043,147
Short-term borrowings	205,000	205,000	—	205,000	—
Long-term debt	101,547	97,324	—	97,324	—
Accrued interest payable (included in other liabilities)	5,402	5,402	5,402		—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Derivatives:
Interest rate lock commitments	$1,569	$49	$49	$—	$49	$—
Forward sale commitments	8,412	(3)	(3)	—	(3)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,106,657	1,295	1,295	—	1,295	—
Standby letters of credit and financial guarantees written	11,275	169	169	—	169	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial assets:
Cash and due from banks	$80,569	$80,569	$80,569	$—	$—
Interest-bearing deposits in other banks	21,617	21,617	21,617	—	—
Investment securities	1,354,812	1,350,576	826	1,338,581	11,169
Loans held for sale	6,647	6,647	—	6,647	—
Net loans and leases	4,030,450	3,938,380	—	—	3,938,380
Accrued interest receivable	17,000	17,000	17,000	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,436,967	1,436,967	1,436,967	—	—
Interest-bearing demand and savings and money market	2,402,268	2,402,268	2,402,268	—	—
Time	1,107,255	1,099,560	—	—	1,099,560
Short-term borrowings	197,000	197,000	—	197,000	—
Long-term debt	122,166	118,057	—	118,057	—
Accrued interest payable (included in other liabilities)	5,051	5,051	5,051	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Derivatives:
Interest rate lock commitments	$2,158	$11	$11	$—	$11	$—
Forward sale commitments	8,530	(95)	(95)	—	(95)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,030,322	1,205	1,205	—	1,205	—
Standby letters of credit and financial guarantees written	13,377	201	201	—	201	—

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

The Company's policy is to recognize transfers into or out of a level as of the end of the reporting period. There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2019. Also, there were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2019.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$124,711	$—	$113,209	$11,502
Corporate securities	30,713	—	30,713	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	42,897	—	42,897	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	723,644	—	723,644	—
Commercial - U.S. Government agencies and sponsored entities	87,742	—	87,742	—
Residential - Non-government agencies	39,109	—	39,109	—
Commercial - Non-government agencies	138,059	—	138,059	—
Total available-for-sale securities	1,186,875	—	1,175,373	11,502

Equity securities	1,058	1,058	—	—

Derivatives: Interest rate lock and forward sale commitments	46	—	46	—
Total	$1,187,979	$1,058	$1,175,419	$11,502

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available-for-sale securities:
Debt securities:
States and political subdivisions	$173,674	$—	$162,505	$11,169
Corporate securities	54,849	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	—	32,574	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	717,052	—	717,052	—
Commercial - U.S. Government agencies and sponsored entities	41,118	—	41,118	—
Residential - Non-government agencies	51,483	—	51,483	—
Commercial - Non-government agencies	134,728	—	134,728	—
Total available-for-sale securities	1,205,478	—	1,194,309	11,169

Equity securities	826	826	—	—

Derivatives: Interest rate lock and forward sale commitments	(84)	—	(84)	—
Total	$1,206,220	$826	$1,194,225	$11,169

For the nine months ended September 30, 2019 and 2018, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available-For-Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2018	$11,169
Principal payments received	(285)
Unrealized net gain included in other comprehensive income	618
Balance at September 30, 2019	$11,502

Balance at December 31, 2017	$11,794
Principal payments received	(280)
Unrealized net loss included in other comprehensive income	(370)
Balance at September 30, 2018	$11,144

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.5 million and $11.1 million at September 30, 2019 and September 30, 2018, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of September 30, 2019, the weighted average discount rate utilized was 3.94% compared to 5.28% at September 30, 2018 and 5.06% at December 31, 2018, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Other real estate (1)	$466	$—	$466	$—

December 31, 2018
Other real estate (1)	$414	$—	$414	$—

(1)	Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

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

Segment profits and assets are provided in the following tables for the periods indicated.

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2019
Net interest income	$42,790	$2,859	$—	$45,649
Inter-segment net interest income (expense)	4,788	(2,825)	(1,963)	—
Credit (provision) for loan and lease losses	(1,532)	—	—	(1,532)
Other operating income:
Mortgage banking income	1,360	—	404	1,764
Service charges on deposit accounts	2,125	—	—	2,125
Other service charges and fees	1,470	—	2,254	3,724
Income from fiduciary activities	1,126	—	—	1,126
Equity in earnings of unconsolidated subsidiaries	86	—	—	86
Fees on foreign exchange	20	150	—	170
Investments securities gains (losses)	—	36	—	36
Income from bank-owned life insurance	—	645	—	645
Loan placement fees	230	—	—	230
Net gain (loss) sale of foreclosed assets	—	—	17	17
Other	154	4	185	343
Other operating income	6,571	835	2,860	10,266
Other operating expense	(16,482)	(352)	(18,100)	(34,934)
Administrative and overhead expense allocation	(17,495)	(204)	17,699	—
Income before taxes	18,640	313	496	19,449
Income tax (expense) benefit	(4,702)	(89)	(104)	(4,895)
Net income (loss)	$13,938	$224	$392	$14,554

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Three Months Ended September 30, 2018
Net interest income	$38,872	$4,453	$—	$43,325
Inter-segment net interest income (expense)	7,524	(4,327)	(3,197)	—
Credit (provision) for loan and lease losses	59	—	—	59
Other operating income:
Mortgage banking income	1,173	—	750	1,923
Service charges on deposit accounts	2,189	—	—	2,189
Other service charges and fees	1,318	8	1,960	3,286
Income from fiduciary activities	1,159	—	—	1,159
Equity in earnings of unconsolidated subsidiaries	71	—	—	71
Fees on foreign exchange	22	198		220
Income from bank-owned life insurance	—	1,055	—	1,055
Loan placement fees	115	—	—	115
Other	448	58	296	802
Other operating income	6,495	1,319	3,006	10,820
Other operating expense	(16,265)	(335)	(17,425)	(34,025)
Administrative and overhead expense allocation	(15,481)	(206)	15,687	—
Income before taxes	21,204	904	(1,929)	20,179
Income tax (expense) benefit	(5,128)	(215)	357	(4,986)
Net income (loss)	$16,076	$689	$(1,572)	$15,193

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2019
Net interest income	$127,059	$9,081	$—	$136,140
Inter-segment net interest income (expense)	18,080	(8,119)	(9,961)	—
Credit (provision) for loan and lease losses	(4,219)	—	—	(4,219)
Other operating income:
Mortgage banking income	2,967	—	1,822	4,789
Service charges on deposit accounts	6,247	—	—	6,247
Other service charges and fees	4,130	—	6,349	10,479
Income from fiduciary activities	3,220	—	—	3,220
Equity in earnings of unconsolidated subsidiaries	165	—	—	165
Fees on foreign exchange	67	472	—	539
Investments securities gains (losses)	—	36	—	36
Income from bank-owned life insurance	—	2,511	—	2,511
Loan placement fees	486	—	—	486
Net gain (loss) sale of foreclosed assets	—	—	17	17
Other	453	2,558	533	3,544
Other operating income	17,735	5,577	8,721	32,033
Other operating expense	(48,289)	(1,097)	(56,003)	(105,389)
Administrative and overhead expense allocation	(49,953)	(624)	50,577	—
Income before taxes	60,413	4,818	(6,666)	58,565
Income tax (expense) benefit	(14,896)	(1,188)	1,644	(14,440)
Net income (loss)	$45,517	$3,630	$(5,022)	$44,125

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
Nine Months Ended September 30, 2018
Net interest income	$112,295	$16,024	$—	$128,319
Inter-segment net interest income (expense)	21,360	(14,717)	(6,643)	—
Credit (provision) for loan and lease losses	(262)	—	—	(262)
Other operating income:
Mortgage banking income	3,089	—	2,456	5,545
Service charges on deposit accounts	6,169	—	—	6,169
Other service charges and fees	3,748	22	5,927	9,697
Income from fiduciary activities	3,132	—	—	3,132
Equity in earnings of unconsolidated subsidiaries	151	—	—	151
Fees on foreign exchange	75	633		708
Income from bank-owned life insurance	—	1,874	—	1,874
Loan placement fees	532	—	—	532
Other	803	60	733	1,596
Other operating income	17,699	2,589	9,116	29,404
Other operating expense	(47,967)	(1,078)	(51,995)	(101,040)
Administrative and overhead expense allocation	(45,594)	(652)	46,246	—
Income before taxes	57,531	2,166	(3,276)	56,421
Income tax (expense) benefit	(12,707)	(478)	458	(12,727)
Net income	$44,824	$1,688	$(2,818)	$43,694

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
September 30, 2019
Investment securities	$—	$1,187,933	$—	$1,187,933
Loans and leases (including loans held for sale)	4,374,878	—	—	4,374,878
Other assets	25,867	250,474	137,564	413,905
Total assets	$4,400,745	$1,438,407	$137,564	$5,976,716

(dollars in thousands)	Banking Operations	Treasury	All Others	Total
December 31, 2018
Investment securities	$—	$1,354,812	$—	$1,354,812
Loans and leases (including loans held for sale)	4,085,013	—	—	4,085,013
Other assets	36,905	256,652	73,644	367,201
Total assets	$4,121,918	$1,611,464	$73,644	$5,807,026
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

Central Pacific Bank is a full-service community bank with 35 branches and 78 ATMs located throughout the state of Hawaii. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

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

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company did not record a specific reserve as of September 30, 2019 and December 31, 2018.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. In the third quarter of 2018, another segment was broken out for multifamily commercial real estate loans. This results in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of September 30, 2019, the look back period was nine years and nine months.

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

Financial Summary

Net income for the three months ended September 30, 2019 was $14.6 million, or $0.51 per diluted share, compared to $15.2 million, or $0.52 per diluted share for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $44.1 million, or $1.53 per diluted share, compared to $43.7 million, or $1.47 per diluted share for the nine months ended September 30, 2018.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets	0.99%	1.06%	1.00%	1.03%
Return on average shareholders’ equity	11.11	12.54	11.58	11.99
Basic earnings per common share	$0.51	$0.52	$1.54	$1.48
Diluted earnings per common share	0.51	0.52	1.53	1.47

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

Hawaii's economy depends significantly on conditions in the U.S. economy and key international economies, especially Japan. The growth of Hawaii's economy has slowed, yet the Hawaii Department of Business, Economic Development and Tourism ("DBEDT") sees a positive forecast with continued growth through the remainder of 2019 and in 2020. Tourism continues to be Hawaii's center of strength and its most significant economic driver. While visitor arrivals to Hawaii grew during the eight months ended August 30, 2019, visitor spending was down from the same prior year period. According to the Hawaii Tourism

Authority ("HTA"), 7.1 million visitors visited the state in the eight months ended August 30, 2019. This was an increase of 5.2% from the number of visitor arrivals in the eight months ended August 31, 2018. The HTA also reported total spending by visitors decreased to $12.1 billion in the eight months ended August 30, 2019, or a decrease of $61.5 million, or 0.5%, from the eight months ended August 31, 2018. According to DBEDT, total visitor arrivals are expected to increase 3.5%, while visitor spending is expected to decrease 0.2% in 2019. Total visitor arrivals and visitor spending are both expected to increase 2.0% and 2.3% in 2020, respectively.

DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2018. DBEDT projects real personal income and real gross state product to grow at a rate of 1.2% and 1.1%, respectively, for 2019 and 1.1% and 1.2%, respectively, for 2020.

Hawaii's labor market continues to be among the best in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.7% in September 2019, compared to 2.6% in September 2018. Hawaii's unemployment rate in September 2019 remained below the national seasonally adjusted unemployment rate of 3.5%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be 3.0% in 2019 and 3.2% in 2020.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. Home sales in Hawaii remained strong in 2018. The Oahu real estate market closed out 2018 with its eighth straight year of appreciation, however the sales volume for the year dropped. During the nine months ended September 30, 2019, Oahu sales volume and median sales prices have slowed. According to the Honolulu Board of Realtors, Oahu unit sales volume increased slightly by 0.8% for single-family homes but declined by 6.7% for condominiums for the nine months ended September 30, 2019, compared to the same time period last year. For the nine months ended September 30, 2019, the median sales price for single-family homes on Oahu was $785,000, representing a decrease of 0.5% from $789,000 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2019 was $425,000, representing a decrease of 1.0% from $429,500 in the same prior year period.

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

During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range by 25 basis points at the July 2019 meeting and again by 25 basis points at the September 2019 meeting to 1.75%-2.00%. The Federal Reserve pledged future moves will be done patiently and with an eye toward how global economic and financial developments unfold.

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

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a new multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with best-in class products and services in several strategic areas. During the third quarter of 2019, the outsourcing of the Company's residential mortgage loan servicing was completed. The Company is on track to complete the launch of its new website under the cpb.bank domain name, the employee pilot phase of our upgraded online and mobile banking platforms and the implementation of its end-to-end commercial loan origination system in the fourth quarter of 2019. The Company believes its efforts to meet its 2020 milestones in its branch modernization and digital banking initiatives are progressing on schedule.

The Company plans to invest approximately $40 million in RISE2020 during the remainder of 2019 and throughout 2020. Some of these investments will be capitalized, while others are recurring annually. The Company expects annual RISE2020-related expense to approximate $7 million by the start of 2021. During the third quarter of 2019, the Company incurred approximately $1.2 million in RISE2020-related expenses. While operating expenses are expected to increase, the Company is forecasting enhanced revenue growth. As a result, we expect our efficiency ratio to be in the 63-65% range in 2019 and 2020. Longer-term, the Company is targeting a 15% return on average shareholders' equity and a 57% efficiency ratio by the end of 2022.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2019 and 2018. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and nine months ended September 30, 2019 and 2018 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2019			2018			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$6,295	2.05%	33	$22,057	1.97%	109	$(15,762)	0.08%	(76)
Investment securities, excluding valuation allowance:
Taxable (1)	1,093,352	2.63	7,192	1,284,411	2.65	8,516	(191,059)	(0.02)	(1,324)
Tax-exempt (1)	117,784	3.04	896	163,172	2.86	1,165	(45,388)	0.18	(269)
Total investment securities	1,211,136	2.67	8,088	1,447,583	2.67	9,681	(236,447)	—	(1,593)
Loans and leases, including loans held for sale (2)	4,293,455	4.25	45,861	3,941,511	4.09	40,531	351,944	0.16	5,330
Federal Home Loan Bank stock	16,646	4.46	186	7,773	3.11	60	8,873	1.35	126
Total interest earning assets	5,527,532	3.90	54,168	5,418,924	3.70	50,381	108,608	0.20	3,787
Noninterest-earning assets	379,675			290,901			88,774
Total assets	$5,907,207			$5,709,825			$197,382

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,002,875	0.08%	207	$933,405	0.08%	181	$69,470	—%	26
Savings and money market deposits	1,582,795	0.39	1,549	1,524,121	0.15	593	58,674	0.24	956
Time deposits under $100,000	167,331	0.69	293	177,108	0.53	236	(9,777)	0.16	57
Time deposits $100,000 and over	874,192	1.88	4,139	1,049,446	1.70	4,508	(175,254)	0.18	(369)
Total interest-bearing deposits	3,627,193	0.68	6,188	3,684,080	0.59	5,518	(56,887)	0.09	670
Short-term borrowings	191,564	2.34	1,130	25,163	2.30	146	166,401	0.04	984
Long-term debt	101,547	3.96	1,013	92,785	4.90	1,147	8,762	(0.94)	(134)
Total interest-bearing liabilities	3,920,304	0.84	8,331	3,802,028	0.71	6,811	118,276	0.13	1,520
Noninterest-bearing deposits	1,360,221			1,378,981			(18,760)
Other liabilities	102,599			44,079			58,520
Total liabilities	5,383,124			5,225,088			158,036
Shareholders’ equity	524,083			484,737			39,346
Non-controlling interest	—			—			—
Total equity	524,083			484,737			39,346
Total liabilities and equity	$5,907,207			$5,709,825			$197,382

Net interest income			$45,837			$43,570			$2,267

Interest rate spread		3.06%			2.99%			0.07%

Net interest margin		3.30%			3.20%			0.10%

(1) At amortized cost.
(2) Includes nonaccrual loans.

(dollars in thousands)	Nine Months Ended September 30,
	2019			2018			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$8,540	2.30%	147	$23,713	1.75%	310	$(15,173)	0.55%	(163)
Investment securities, excluding valuation allowance:
Taxable investment securities (1)	1,147,217	2.67	23,014	1,325,180	2.63	26,094	(177,963)	0.04	(3,080)
Tax-exempt investment securities (1)	137,750	2.93	3,023	164,174	2.86	3,527	(26,424)	0.07	(504)
Total investment securities	1,284,967	2.70	26,037	1,489,354	2.65	29,621	(204,387)	0.05	(3,584)
Loans and leases, including loans held for sale (2)	4,183,703	4.32	135,169	3,856,420	4.04	116,620	327,283	0.28	18,549
Federal Home Loan Bank stock	15,650	4.33	508	7,261	2.67	145	8,389	1.66	363
Total interest earning assets	5,492,860	3.94	161,861	5,376,748	3.64	146,696	116,112	0.30	15,165
Noninterest-earning assets	365,364			294,090			71,274
Total assets	$5,858,224			$5,670,838			$187,386

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$972,316	0.08%	598	$940,154	0.08%	554	$32,162	—%	44
Savings and money market deposits	1,544,759	0.33	3,847	1,506,565	0.13	1,421	38,194	0.20	2,426
Time deposits under $100,000	172,204	0.69	884	178,363	0.48	645	(6,159)	0.21	239
Time deposits $100,000 and over	921,003	1.96	13,507	1,042,353	1.48	11,558	(121,350)	0.48	1,949
Total interest-bearing deposits	3,610,282	0.70	18,836	3,667,435	0.52	14,178	(57,153)	0.18	4,658
Short-term borrowings	168,350	2.50	3,146	14,683	2.16	237	153,667	0.34	2,909
Long-term debt	101,547	4.09	3,104	92,785	4.64	3,221	8,762	(0.55)	(117)
Total interest-bearing liabilities	3,880,179	0.86	25,086	3,774,903	0.62	17,636	105,276	0.24	7,450
Noninterest-bearing deposits	1,370,972			1,367,574			3,398
Other liabilities	99,143			42,414			56,729
Total liabilities	5,350,294			5,184,891			165,403
Shareholders’ equity	507,930			485,942			21,988
Non-controlling interest	—			5			(5)
Total equity	507,930			485,947			21,983
Total liabilities and equity	$5,858,224			$5,670,838			$187,386

Net interest income			$136,775			$129,060			$7,715

Interest rate spread		3.08%			3.02%			0.06%

Net interest margin		3.32%			3.20%			0.12%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $45.8 million for the three months ended September 30, 2019, representing an increase of 5.2% from $43.6 million in the three months ended September 30, 2018. Net interest income (expressed on a taxable-equivalent basis) was $136.8 million for the nine months ended September 30, 2019, representing an increase of 6.0% from $129.1 million in the nine months ended September 30, 2018. The increase in the three and nine months ended September 30, 2019 was primarily attributable to a significant increase in average loans and leases balances funded by runoff of the investment securities portfolio and short-term borrowings, combined with higher yields earned on the loans and leases portfolio. In addition, average government time deposits (included in time deposits $100,000 and over) declined significantly. Partially offsetting this decrease were increases in rates paid on interest-bearing deposits and short-term borrowings, primarily attributable to the 25 basis point increases in the Federal Funds rate in each of the four quarters of 2018, combined with a significant increase in short-term borrowings.

Interest Income

Taxable-equivalent interest income was $54.2 million for the three months ended September 30, 2019, representing an increase of 7.5% from $50.4 million in the three months ended September 30, 2018. The increase was primarily attributable to a $351.9 million increase in average loans and leases compared to the three months ended September 30, 2018, accounting for approximately $3.6 million of the increase in interest income during the three months ended September 30, 2019. In addition, the average yields earned on the loans and leases portfolio during the three months ended September 30, 2019 increased by 16 bp, compared to the three months ended September 30, 2018, accounting for approximately $1.7 million of the increase in interest income. These increases were partially offset by a $236.4 million decline in average investment securities, which decreased interest income by approximately $1.6 million.

Taxable-equivalent interest income was $161.9 million for the nine months ended September 30, 2019, representing an increase of 10.3% from $146.7 million in the nine months ended September 30, 2018. The increase was primarily attributable to a $327.3 million increase in average loans and leases compared to the nine months ended September 30, 2018, accounting for approximately $9.9 million of the increase in interest income during the nine months ended September 30, 2019. In addition, the average yields earned on the loans and leases and investment securities portfolios during the nine months ended September 30, 2019 increased by 28 bp and 5 bp, respectively, compared to the nine months ended September 30, 2018, accounting for approximately $8.8 million and $0.4 million of the increase in interest income, respectively. These increases were partially offset by a $204.4 million decline in average investment securities, which decreased interest income by approximately $4.1 million.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $8.3 million, representing an increase of 22.3% from the three months ended September 30, 2018. The increase was primarily attributable to an increase in average short-term borrowings of $166.4 million, resulting in higher interest expense of approximately $1.0 million. In addition, increases in average rates paid on time deposits $100,000 and over and savings and money market deposits of 18 bp and 24 bp, respectively, increased interest expense by approximately $0.4 million and $1.0 million, respectively. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate. These increases were partially offset by a $175.3 million decline in average time deposits $100,000 and over, which decreased interest expense by approximately $0.7 million and a 94 bp decrease in rates paid on long-term debt, which decreased interest expense by approximately $0.2 million.

Interest expense for the nine months ended September 30, 2019 was $25.1 million, representing an increase of 42.2% from the nine months ended September 30, 2018. The increase was primarily attributable to 48 bp and 20 bp increases in average rates paid on time deposits $100,000 and over and savings and money market deposits, respectively, combined with a 34 bp increase in average rates paid on short-term borrowings, which increased interest expense by approximately $3.3 million, $2.3 million and $0.4 million, respectively. In addition, average short-term borrowings increased by $153.7 million, resulting in higher interest expense of approximately $2.5 million. These increases were partially offset by a $121.4 million decline in average time deposits $100,000 and over, which decreased interest expense by approximately $1.3 million, and a 55 bp decrease in rates paid on long-term debt, which decreased interest expense by approximately $0.4 million.

Net Interest Margin

Our net interest margin of 3.30% for the three months ended September 30, 2019 increased by 10 bp from 3.20% in the three months ended September 30, 2018. Our net interest margin of 3.32% for the nine months ended September 30, 2019 increased by 12 bp from 3.20% in the nine months ended September 30, 2018.

The average yields earned on our interest-earning assets, which increased by 20 bp and 30 bp in the three and nine months ended September 30, 2019, respectively, compared to the same prior year periods, outpaced the increase in average rates paid on our interest-bearing liabilities, which increased by 13 bp and 24 bp in the three and nine months ended September 30, 2019, respectively, compared to the same prior year periods.

The aforementioned increases in average yields earned on our loans and leases portfolio during the three and nine months ended September 30, 2019 was partially offset by the aforementioned increases in average rates paid on our time deposits $100,000 and over and savings and money market deposits during the three and nine months ended September 30, 2019.

Provision for Loan and Lease Losses

Our Provision expense was $1.5 million during the three months ended September 30, 2019, compared to a Provision reversal of $0.1 million in the three months ended September 30, 2018. Our Provision expense was $4.2 million during the nine months ended September 30, 2019, compared to expense of $0.3 million in the nine months ended September 30, 2018.

Our net charge-offs were $1.6 million during the three months ended September 30, 2019, compared to net charge-offs of $1.3 million in the three months ended September 30, 2018. Our net charge-offs were $4.0 million during the nine months ended September 30, 2019, compared to net charge-offs of $3.4 million in the nine months ended September 30, 2018.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018	$ Change	% Change
Other operating income:
Mortgage banking income	$1,764	$1,923	$(159)	-8.3%
Service charges on deposit accounts	2,125	2,189	(64)	-2.9%
Other service charges and fees	3,724	3,286	438	13.3%
Income from fiduciary activities	1,126	1,159	(33)	-2.8%
Equity in earnings of unconsolidated subsidiaries	86	71	15	21.1%
Fees on foreign exchange	170	220	(50)	-22.7%
Investment securities gains	36	—	36	N.M.	*
Income from bank-owned life insurance	645	1,055	(410)	-38.9%
Loan placement fees	230	115	115	100.0%
Net gain on sales of foreclosed assets	17	—	17	N.M.	*
Other:
Income recovered on nonaccrual loans previously charged-off	73	395	(322)	-81.5%
Other recoveries	42	101	(59)	-58.4%
Commissions on sale of checks	75	79	(4)	-5.1%
Other	153	227	(74)	-32.6%
Total other operating income	$10,266	$10,820	$(554)	-5.1%

* Not meaningful ("N.M.")

For the three months ended September 30, 2019, total other operating income of $10.3 million decreased by $0.6 million, or 5.1%, from $10.8 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower income from bank-owned life insurance of $0.4 million, lower income recovered on nonaccrual loans previously charged-off of $0.3 million and lower mortgage banking income of $0.2 million. The lower income from bank-owned life insurance was primarily attributable to fluctuations in the equity markets during the quarter. These decreases were partially offset by higher merchant and bank card fees of $0.3 million (included in other service charges and fees).

	Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018	$ Change	% Change
Other operating income:
Mortgage banking income	$4,789	$5,545	$(756)	-13.6%
Service charges on deposit accounts	6,247	6,169	78	1.3%
Other service charges and fees	10,479	9,697	782	8.1%
Income from fiduciary activities	3,220	3,132	88	2.8%
Equity in earnings of unconsolidated subsidiaries	165	151	14	9.3%
Fees on foreign exchange	539	708	(169)	-23.9%
Investment securities gains	36	—	36	N.M.	*
Income from bank-owned life insurance	2,511	1,874	637	34.0%
Loan placement fees	486	532	(46)	-8.6%
Net gain on sales of foreclosed assets	17	—	17	N.M.
Other:
Income recovered on nonaccrual loans previously charged-off	240	621	(381)	-61.4%
Other recoveries	94	196	(102)	-52.0%
Commissions on sale of checks	234	249	(15)	-6.0%
Gain on sale of MasterCard stock	2,555	—	2,555	N.M.	*
Other	421	530	(109)	-20.6%
Total other operating income	$32,033	$29,404	$2,629	8.9%

* Not meaningful ("N.M.")

For the nine months ended September 30, 2019, total other operating income of $32.0 million increased by $2.6 million, or 8.9%, from $29.4 million in the year-ago period. The increase from the year-ago period was primarily due to the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares resulting in a gain of $2.6 million in the first quarter of 2019, combined with higher income from bank-owned life insurance of $0.6 million, higher merchant and bank card fees of $0.4 million (included in other service charges and fees) and higher commissions and fees on investment services of $0.4 million (included in other service charges and fees). The higher income from bank-owned life insurance was primarily attributable to fluctuations in the equity markets. These increases were partially offset by lower mortgage banking income of $0.8 million and lower income recovered on nonaccrual loans previously charged-off of $0.4 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,631	$19,011	$1,620	8.5%
Net occupancy	3,697	3,488	209	6.0%
Equipment	1,067	1,048	19	1.8%
Amortization of core deposit premium	—	669	(669)	-100.0%
Communication expense	1,008	903	105	11.6%
Legal and professional services	1,933	1,528	405	26.5%
Computer software expense	2,713	2,672	41	1.5%
Advertising expense	711	612	99	16.2%
Foreclosed asset expense	15	212	(197)	-92.9%
Other:
Charitable contributions	230	166	64	38.6%
FDIC insurance assessment	5	437	(432)	-98.9%
Miscellaneous loan expenses	274	403	(129)	-32.0%
ATM and debit card expenses	660	686	(26)	-3.8%
Armored car expenses	220	185	35	18.9%
Entertainment and promotions	323	185	138	74.6%
Stationery and supplies	240	206	34	16.5%
Directors’ fees and expenses	242	263	(21)	-8.0%
Provision for residential mortgage loan repurchase losses	—	331	(331)	-100.0%
Increase (decrease) to the reserve for unfunded commitments	(465)	(71)	(394)	554.9%
Other	1,430	1,091	339	31.1%
Total other operating expense	$34,934	$34,025	$909	2.7%

For the three months ended September 30, 2019, total other operating expense was $34.9 million and increased by $0.9 million, or 2.7%, from $34.0 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.6 million and higher legal and professional services of $0.4 million. The increase in salaries and employee benefits was partially attributable to the addition of positions in strategic areas and higher commissions, combined with annual merit increases effective in the second quarter of 2019. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, as the intangible asset was fully amortized as of September 30, 2018, a credit to the reserve for unfunded loan commitments during the current quarter of $0.5 million and lower FDIC insurance expense of $0.4 million. FDIC insurance expense includes a $0.4 million assessment credit received in the current quarter.

	Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$61,083	$56,299	$4,784	8.5%
Net occupancy	10,680	10,114	566	5.6%
Equipment	3,211	3,160	51	1.6%
Amortization of core deposit premium	—	2,006	(2,006)	-100.0%
Communication expense	2,645	2,547	98	3.8%
Legal and professional services	5,231	5,118	113	2.2%
Computer software expense	7,870	7,244	626	8.6%
Advertising expense	2,134	1,841	293	15.9%
Foreclosed asset expense	223	537	(314)	-58.5%
Other:
Charitable contributions	559	497	62	12.5%
FDIC insurance assessment	868	1,305	(437)	-33.5%
Miscellaneous loan expenses	885	1,026	(141)	-13.7%
ATM and debit card expenses	1,930	2,032	(102)	-5.0%
Armored car expenses	629	584	45	7.7%
Entertainment and promotions	1,576	617	959	155.4%
Stationery and supplies	744	643	101	15.7%
Directors’ fees and expenses	722	777	(55)	-7.1%
Provision for residential mortgage loan repurchase losses	(403)	331	(734)	-221.8%
Increase (decrease) to the reserve for unfunded commitments	189	36	153	425.0%
Other	4,613	4,326	287	6.6%
Total other operating expense	$105,389	$101,040	$4,349	4.3%

For the nine months ended September 30, 2019, total other operating expense was $105.4 million and increased by $4.3 million, or 4.3%, from $101.0 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $4.8 million, higher entertainment and promotions expense of $1.0 million, higher computer software expense of $0.6 million and higher net occupancy expense of $0.6 million. The higher entertainment and promotions expense was primarily attributable to expenses related to a core deposit gathering campaign in the second quarter of 2019. These increases were partially offset by lower amortization of core deposit premium of $2.0 million, a credit to the reserve for residential mortgage loan repurchase losses of $0.4 million, compared to an increase to the reserve of $0.3 million in the year-ago period, and lower FDIC insurance expense of $0.4 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total other operating expense by total pre-provision revenue (net interest income and total other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies.

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Total other operating expense	$34,934	$34,025	$105,389	$101,040

Net interest income	$45,649	$43,325	$136,140	$128,319
Total other operating income	10,266	10,820	32,033	29,404
Total pre-provision revenue	$55,915	$54,145	$168,173	$157,723

Efficiency ratio	62.48%	62.84%	62.67%	64.06%

Our efficiency ratio improved to 62.48% in the three months ended September 30, 2019 compared to 62.84% in the year-ago quarter and improved to 62.67% in the nine months ended September 30, 2019 compared to 64.06% in the year-ago period. The efficiency ratio in the nine months ended September 30, 2019 was positively impacted by the aforementioned $2.6 million gain on sale of MasterCard stock.

Income Taxes

The Company recorded income tax expense of $4.9 million and $14.4 million for the three and nine months ended September 30, 2019, respectively, compared to $5.0 million and $12.7 million in the same prior year periods, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 25.2% and 24.7%, respectively, compared to 24.7% and 22.6% in the same prior year periods, respectively. The increases in income tax expense and the effective tax rate in the three and nine months ended September 30, 2019 was primarily due to higher pre-tax income in the current quarter, combined with an income tax benefit of $0.7 million related to the finalization of the impact of H.R.1, commonly referred to as the Tax Cuts and Jobs Act, recorded in the first quarter of 2018 and an income tax benefit of $0.6 million related to a tax accounting method change strategy recorded in the second quarter of 2018.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.3 million at September 30, 2019 and $3.5 million at December 31, 2018, of which $3.2 million and $3.3 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.1 million and $0.2 million as of September 30, 2019 and December 31, 2018 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $14.0 million at September 30, 2019, compared to a net DTA of $21.5 million as of December 31, 2018, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at September 30, 2019 of $5.98 billion increased by $169.7 million from $5.81 billion at December 31, 2018.

Investment Securities

Investment securities of $1.19 billion at September 30, 2019 decreased by $166.9 million, or 12.3%, from December 31, 2018. The decrease reflects $201.4 million in principal runoff, offset by a $33.4 million increase in the market valuation on the available-for-sale portfolio and $1.0 million in net purchases.

Loans and Leases

The following table sets forth information regarding our outstanding loans and leases by category and geographic location as of the dates indicated.

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$439,296	$439,112	$184	—%
Real estate:
Construction	96,661	64,654	32,007	49.5
Residential mortgage	1,558,735	1,428,205	130,530	9.1
Home equity	475,565	468,966	6,599	1.4
Commercial mortgage	909,987	861,086	48,901	5.7
Consumer	369,511	357,908	11,603	3.2
Leases	31	124	(93)	(75.0)
Total loans and leases	3,849,786	3,620,055	229,731	6.3
Allowance for loan and lease losses	(42,286)	(42,993)	707	(1.6)
Net loans and leases	$3,807,500	$3,577,062	$230,438	6.4

U.S. Mainland:
Commercial, financial and agricultural	$137,316	$142,548	$(5,232)	(3.7)
Real estate:
Construction	—	2,273	(2,273)	(100.0)
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	223,925	179,192	44,733	25.0
Consumer	156,835	134,298	22,537	16.8
Leases	—	—	—	—
Total loans and leases	518,076	458,311	59,765	13.0
Allowance for loan and lease losses	(5,881)	(4,923)	(958)	19.5
Net loans and leases	$512,195	$453,388	$58,807	13.0

Total:
Commercial, financial and agricultural	$576,612	$581,660	$(5,048)	(0.9)
Real estate:
Construction	96,661	66,927	29,734	44.4
Residential mortgage	1,558,735	1,428,205	130,530	9.1
Home equity	475,565	468,966	6,599	1.4
Commercial mortgage	1,133,912	1,040,278	93,634	9.0
Consumer	526,346	492,206	34,140	6.9
Leases	31	124	(93)	(75.0)
Total loans and leases	4,367,862	4,078,366	289,496	7.1
Allowance for loan and lease losses	(48,167)	(47,916)	(251)	0.5
Net loans and leases	$4,319,695	$4,030,450	$289,245	7.2

Loans and leases, net of deferred costs, of $4.37 billion at September 30, 2019 increased by $289.5 million, or 7.1%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $130.5 million, commercial mortgage of $93.6 million, consumer of $34.1 million, construction of $29.7 million, and home equity of $6.6 million. These increases were partially offset by a net decrease in the commercial, financial and agricultural portfolio of $5.0 million.

The Hawaii loan portfolio increased by $229.7 million, or 6.3%, from December 31, 2018. The increase reflects net increases in the following loan portfolios: residential mortgage of $130.5 million, commercial mortgage of $48.9 million, construction of

$32.0 million, consumer of $11.6 million and home equity of $6.6 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $59.8 million, or 13.0% from December 31, 2018. The net increase was primarily attributable to net increases in the commercial mortgage loan portfolio of $44.7 million and consumer loan portfolio of $22.5 million. These increases were partially offset by net decreases in commercial, financial and agricultural and construction loan portfolios of $5.2 million and $2.3 million, respectively.

Through the third quarter of 2019, we purchased U.S. Mainland consumer loans with outstanding balances at the time of purchases totaling $80.0 million for $78.8 million, or a net discount of $1.2 million.

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

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Nonperforming Assets
Nonaccrual loans:
Real estate:
Residential mortgage	$799	$2,048	$(1,249)	(61.0)
Home equity	95	275	(180)	(65.5)
Total nonaccrual loans	894	2,323	(1,429)	(61.5)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	302	414	(112)	(27.1)
Home equity	164	—	164	—
Total OREO	466	414	52	12.6
Total nonperforming assets	1,360	2,737	(1,377)	(50.3)

Accruing Loans Delinquent for 90 Days or More
Real estate:
Home equity	—	298	(298)	(100.0)
Consumer	235	238	(3)	(1.3)
Total accruing loans delinquent for 90 days or more	235	536	(301)	(56.2)

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	157	220	(63)	(28.6)
Real estate:
Construction	—	2,273	(2,273)	(100.0)
Residential mortgage	6,717	8,026	(1,309)	(16.3)
Commercial mortgage	1,985	2,348	(363)	(15.5)
Total restructured loans still accruing interest	8,859	12,867	(4,008)	(31.1)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$10,454	$16,140	$(5,686)	(35.2)

Ratio of nonaccrual loans to total loans and leases	0.02%	0.06%		(0.04)%
Ratio of nonperforming assets to total loans and leases and OREO	0.03%	0.07%		(0.04)%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and leases and OREO	0.04%	0.08%		(0.04)%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and leases and OREO	0.24%	0.40%		(0.16)%

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2018	$2,737
Additions	922
Reductions:
Payments	(2,177)
Return to accrual status	(27)
Net charge-offs, valuation and other adjustments	(95)
Total reductions	(2,299)
Net increase	(1,377)
Balance at September 30, 2019	$1,360

Nonperforming assets, which includes nonaccrual loans and leases and other real estate, totaled $1.4 million at September 30, 2019, compared to $2.7 million at December 31, 2018. There were no nonperforming loans classified as held for sale at September 30, 2019 and December 31, 2018. The decrease in nonperforming assets from December 31, 2018 was primarily attributable to $2.2 million in repayments of nonaccrual loans and $0.1 million in net charge-offs, valuation and other adjustments, offset by four additions to nonperforming assets totaling $0.9 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2019 consisted of one Hawaii residential mortgage loan with a combined principal balance of $0.3 million.

Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. There were $8.9 million of TDRs still accruing interest at September 30, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Allowance for Loan and Lease Losses

The following table sets forth certain information with respect to the Allowance as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Allowance for Loan and Lease Losses:
Balance at beginning of period	$48,267	$48,181	$47,916	$50,001

Provision (credit) for loan and lease losses	1,532	(59)	4,219	262

Charge-offs:
Commercial, financial and agricultural	797	731	2,099	1,971
Real estate:
Home equity	5	—	5	—
Consumer	1,832	1,762	5,542	5,424
Total charge-offs	2,634	2,493	7,646	7,395

Recoveries:
Commercial, financial and agricultural	362	578	910	1,017
Real estate:
Construction	6	6	604	1,205
Residential mortgage	104	51	498	98
Home equity	24	6	42	18
Commercial mortgage	—	8	25	52
Consumer	506	548	1,599	1,568
Total recoveries	1,002	1,197	3,678	3,958

Net charge-offs	1,632	1,296	3,968	3,437

Balance at end of period	$48,167	$46,826	$48,167	$46,826

Allowance as a percentage of total loans and leases	1.10%	1.18%	1.10%	1.18%

Annualized ratio of net charge-offs to average loans and leases	0.15%	0.13%	0.13%	0.12%

Our Allowance at September 30, 2019 totaled $48.2 million compared to $47.9 million at December 31, 2018. During the three months ended September 30, 2019, we recorded Provision expense of $1.5 million primarily due to the increase in our loan portfolio and reflects net charge-offs of $1.6 million. During the nine months ended September 30, 2019, we recorded Provision expense of $4.2 million primarily due to the increase in our loan portfolio and reflects net charge-offs of $4.0 million.

Our Allowance as a percentage of total loans and leases decreased from 1.17% at December 31, 2018 to 1.10% at September 30, 2019. The decrease in our Allowance as a percentage of total loans and leases reflects the credit quality of the loan portfolio, real estate markets and general economic conditions both in Hawaii and the U.S. Mainland. Our Allowance as a percentage of nonperforming assets increased from 1,751% at December 31, 2018 to 3,542% at September 30, 2019.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $17.2 million at September 30, 2019 increased by $0.5 million, or 3.2%, from the FHLB stock balance at December 31, 2018.  FHLB stock has an activity-based stock requirement, thus as borrowings increase, so will our holdings of FHLB stock. There is a minimum requirement of $7.0 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Noninterest-bearing demand deposits	$1,399,200	$1,436,967	$(37,767)	(2.6)%
Interest-bearing demand deposits	998,037	954,011	44,026	4.6
Savings and money market deposits	1,593,738	1,448,257	145,481	10.0
Time deposits less than $100,000	165,687	176,707	(11,020)	(6.2)
Core deposits	4,156,662	4,015,942	140,720	3.5

Government time deposits	552,470	631,293	(78,823)	(12.5)
Other time deposits $100,000 to $250,000	103,959	106,783	(2,824)	(2.6)
Other time deposits greater than $250,000	224,568	192,472	32,096	16.7
Total time deposits $100,000 and greater	880,997	930,548	(49,551)	(5.3)

Total deposits	$5,037,659	$4,946,490	$91,169	1.8

Total deposits of $5.04 billion at September 30, 2019 increased by $91.2 million from total deposits of $4.95 billion at December 31, 2018. Net increases in savings and money market deposits of $145.5 million, interest-bearing demand deposits of $44.0 million and other time deposits greater than $250,000 of $32.1 million, were partially offset by net decreases in government time deposits of $78.8 million, noninterest-bearing demand deposits of $37.8 million and time deposits less than $100,000 of $11.0 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.16 billion at September 30, 2019 and increased by $140.7 million, or 3.5%, from December 31, 2018. Core deposits as a percentage of total deposits was 82.5% at September 30, 2019, compared to 81.2% at December 31, 2018.

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

Common and Preferred Equity

Shareholders' equity totaled $525.2 million at September 30, 2019, compared to $491.7 million at December 31, 2018. The change in total shareholders' equity was attributable to net income of $44.1 million and other comprehensive income of $28.3 million, partially offset by the repurchase of 631,300 shares of common stock under our repurchase program, at a cost of $18.0 million and cash dividends paid of $19.2 million in the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we repurchased approximately 2.2% of our common stock outstanding as of December 31, 2018.

Our total shareholders' equity to total assets ratio was 8.79% at September 30, 2019, compared to 8.47% at December 31, 2018. Our book value per share was $18.47 and $16.97 at September 30, 2019 and December 31, 2018, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of September 30, 2019, on a stand-alone basis, CPF had an available cash balance of approximately $11.6 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2019, the bank had Statutory Retained Earnings of $61.5 million. On October 22, 2019, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which was a 9.5% increase from the $0.21 per share a year-ago.

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

In June 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $6.8 million in remaining repurchase authority. In the nine months ended September 30, 2019, a total of 631,300 shares of common stock, at a cost of $18.0 million, were repurchased under the Company's stock repurchase plans. As of September 30, 2019, $25.9 million remained available for repurchase under the Company's Repurchase Plan. The Company's Repurchase Plan has no expiration date.
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

As of September 30, 2019, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2019 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2019:
Leverage capital	$561,478	9.5%	$235,781	4.0%		N/A
Tier 1 risk-based capital	561,478	12.6	267,821	6.0		N/A
Total risk-based capital	611,076	13.7	357,094	8.0		N/A
CET1 risk-based capital	511,478	11.5	200,865	4.5		N/A

At December 31, 2018:
Leverage capital	$570,260	9.9%	$230,847	4.0%		N/A
Tier 1 risk-based capital	570,260	13.5	252,921	6.0		N/A
Total risk-based capital	619,419	14.7	337,228	8.0		N/A
CET1 risk-based capital	500,260	11.9	189,691	4.5		N/A

Central Pacific Bank
At September 30, 2019:
Leverage capital	$550,913	9.4%	$235,625	4.0%	$294,531	5.0%
Tier 1 risk-based capital	550,913	12.4	267,577	6.0	356,770	8.0
Total risk-based capital	600,511	13.5	356,770	8.0	445,962	10.0
CET1 risk-based capital	550,913	12.4	200,683	4.5	289,875	6.5

At December 31, 2018:
Leverage capital	$533,166	9.3%	$230,638	4.0%	$288,298	5.0%
Tier 1 risk-based capital	533,166	12.7	252,667	6.0	336,889	8.0
Total risk-based capital	582,325	13.8	336,889	8.0	421,111	10.0
CET1 risk-based capital	533,166	12.7	189,500	4.5	273,722	6.5

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

The following reflects our net interest income sensitivity analysis as of September 30, 2019, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	1.99%
-100 bp	(3.90)%

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

The bank maintained a $1.80 billion line of credit with the FHLB as of September 30, 2019, compared to $1.43 billion at December 31, 2018. We had $205.0 million in short-term borrowings under this arrangement at September 30, 2019, compared to $197.0 million at December 31, 2018. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $118.9 million at September 30, 2019, compared to $4.6 million at December 31, 2018. Long-term borrowings under this arrangement totaled $50.0 million at September 30, 2019 and December 31, 2018. FHLB advances and standby letters of credit available at September 30, 2019 were secured by certain real estate loans with a carrying value of $2.42 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2019, $1.43 billion was undrawn under this arrangement, compared to $1.18 billion at December 31, 2018.

At September 30, 2019 and December 31, 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $65.6 million and $73.9 million, respectively. As of September 30, 2019 and December 31, 2018, certain commercial and commercial real estate loans with a carrying value totaling $118.9 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2019 would not result in a fluctuation of NII that would exceed the established policy limits.

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

In the three months ended September 30, 2019, the Company repurchased 140,600 shares of common stock, at an aggregate cost of $4.0 million, under the Company's stock repurchase plans. As of September 30, 2019, a total of $25.9 million remained available for repurchase under the Company's Repurchase Plan. There is no expiration date on the Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2019	11,100	$29.74	11,100	$29,612,363
August 1-31, 2019	67,000	28.34	67,000	27,713,654
September 1-30, 2019	62,500	28.58	62,500	25,927,436
Total	140,600	$28.56	140,600	25,927,436

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	November 5, 2019	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	November 5, 2019	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer