Form 10-K
period 2019-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2020-02-25
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $830,574,000. As of January 31, 2020, the number of shares of common stock of the registrant outstanding was 28,531,087 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our RISE2020 initiative; and (iv) statements of assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those in such statements or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•	increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;

•	adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;

•	our ability to successfully implement and achieve the objectives of our RISE2020 initiative;

•
the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness;

•
the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to;

•	ability to successfully implement our initiatives to lower our efficiency ratio;

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

•	negative trends in our market capitalization and adverse changes in the price of the Company’s common stock;

•	political instability;

•	acts of war or terrorism;

•	changes in consumer spending, borrowings and savings habits;

•	failure to maintain effective internal control over financial reporting or disclosure controls and procedures;

•	cybersecurity and data privacy breaches and the consequences therefrom;

•	the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures;

•	technological changes and developments;

•	changes in the competitive environment among financial holding companies and other financial service providers;

•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes;

•	our ability to attract and retain key personnel;

•	changes in our organization, compensation and benefit plans; and

•	our success at managing any of the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see also "Risk Factors" under Part I, Item 1A of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Form 10-K. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2019, we had total assets of $6.01 billion, total loans of $4.45 billion, total deposits of $5.12 billion and shareholders' equity of $528.5 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 35 bank branches and 77 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 27 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. Our bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The bank is not a member of the Federal Reserve System.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2019.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, financial technology ("fintech") companies, mortgage companies, insurance companies, finance companies, credit unions and other nonbank financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms. Some of these competitors are much larger by total assets and capitalization, and have greater access to capital markets.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 74% of our loan portfolio at December 31, 2019 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2019, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V. CPB Capital Trust II and CPB Statutory Trust III were terminated in January 2019.

As of December 31, 2019, Central Pacific Bank does not have any wholly-owned subsidiaries. Central Pacific Bank owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

The Company sponsors the Central Pacific Foundation, which is not consolidated in the Company's financial statements.

Supervision and Regulation

General

The Company and the bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the United States of America ("U.S.") banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislative initiatives may be proposed or enacted or new regulations or guidance may be promulgated nor the effect new laws, regulations and supervisory policies and practices may have on community banks generally or on our financial condition and results of operations. Such developments could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall affect such reduction or elimination may have on the Company and the bank.

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As the bank holding company for Central Pacific Bank, Central Pacific Financial Corp. is regulated under the BHC Act and is subject to inspection, examination and supervision by the FRB. It is also subject to Hawaii's Code of Financial Institutions and is subject to inspection, examination and supervision by the Hawaii Division of Financial Institutions ("DFI".)

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

In addition, the Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and establishment and testing on internal control over financial reporting.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of the new capital rules under Basel III ("Basel III Capital Rule") and the so-called Volcker Rule which restricts certain proprietary trading and investment activities, on February 3, 2017 the President of the United States of America issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017 and July 31, 2018, respectively, the U.S. Department of the Treasury issued four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets, the U.S. asset management and insurance industries, and non-bank financial institutions, fintech and financial innovation around the following principles.

•	Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;

•	Aligning the financial system to help support the U.S. economy;

•	Reducing regulatory burden by decreasing unnecessary complexity;

•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and

•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

•	Creating a regulatory landscape that better supports nonbank financial institutions, embraces financial technology and fosters innovation.

The scope and breadth of regulatory changes that will be implemented in response to the President’s executive order continue to be determined.

In 2018, President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. Highlights from this legislation include, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (iv) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status (discussed in further detail below).

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The Basel III Capital Rule, which initially became effective on January 1, 2015 have now been fully phased in. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the DFI monitor the capital adequacy of our bank. The Company and the bank are required to maintain minimum risk-based and leverage capital ratios, as well as a Capital Conservation Buffer, pursuant to the Basel III Capital Rule.

Regulatory Capital and Risk-weighted Assets

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the DFI monitor the capital adequacy of our bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, FDIC or DFI may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the Basel III Capital Rule, the Company's and the bank's assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions' risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the bank:

•	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

•
Common Equity Tier 1 ("CET1") Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders' equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. The last phase of the Basel III Capital Rule's transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital was delayed for certain bank holding companies and banks, including us and the bank, but a revised rule was finalized in July 2019 that will be effective in April 2020. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are a not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid s ignificant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our bank’s available-for-sale securities portfolio.

•
Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•
Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the bank, the Company's capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company's or the bank's ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.

In addition to meeting the minimum capital requirements, under the Basel III Capital Rule, the Company and the bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%.

The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

The table below summarizes the capital requirements that the Company and the bank must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer):

Minimum Basel III Regulatory Capital Ratio Plus Capital Conservation Buffer
CET1 risk-based capital ratio	7.0%
Tier 1 risk-based capital ratio	8.5%
Total risk-based capital ratio	10.5%

As of December 31, 2019, the Company and the bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the bank’s capital ratios as of December 31, 2019, see Note 27 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

If the Company were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, would increase.

In September 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio ("CBLR") framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the

15 requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. We have determined that we will opt out of the CBLR framework as it was currently deemed not in the Company and the bank's best interest. The FDIC also finalized a rule that permits non-advanced approaches banking organizations to use the simpler regulatory capital requirements for mortgage-servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and minority interest when measuring their tier 1 capital as of January 1, 2020. Banking organizations may use this new measure of tier 1 capital under the CBLR framework.

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

The prompt corrective action standards were also changed as the Basel III Capital Rule ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions on items such as brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." Notwithstanding these provisions, in July 2019, the federal bank regulatory agencies finalized a rule which provides that community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5 percent or less of total consolidated assets, such as the bank, are excluded from the Volcker Rule.

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

Other Restrictions on the Company's Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. Credits will be applied until exhausted when the reserve ratio is at least 1.35%. The reserve ratio reached 1.40% and 1.41% on June 30, 2019 and September 30, 2019, respectively. Therefore, credits were applied on the September 30, 2019 and December 31, 2019 invoices.

If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations initially in April 2011 and in April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and the bank, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal would also impose certain governance and record-keeping requirements on institutions of the Company’s and the bank’s size. The regulatory organizations would reserve the authority to impose more stringent requirements on institutions of the Company’s and the bank’s size.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations, including California which adopted the California Consumer Privacy Act in 2018 and New York which adopted the Shield Act in 2019. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located in or in which we conduct business.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2019, the bank’s construction, land development, and other land and total CRE loans represented 18.1% and 230.7% of its capital, respectively.

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

Employees

At December 31, 2019, we employed 854 persons, 789 on a full-time basis and 65 on a part-time basis. We are not a party to any collective bargaining agreement.

Available Information

Our internet website can be found at www.cpb.bank. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet website as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

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

The performance of our real estate loans depends on a number of factors, including the continued strength of the real estate markets in which we operate. As we have previously seen in the Hawaii and California construction and real estate markets, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

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

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 74% of our loan portfolio as of

December 31, 2019 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

Deterioration of the economic environment in Hawaii, California or other markets we are exposed to, domestic or foreign, including a decline in the real estate market and single-family home resales or a material external shock, may significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As we have seen in the past, material declines in the value of the real estate assets securing many of our commercial real estate loans may lead to significant credit losses in this portfolio. As a result of our particularly high concentration of real estate loans, our portfolio had been and remains particularly susceptible to significant credit losses during economic downturns and adverse changes in the real estate market.

Our allowance for loan and lease losses may not be sufficient to cover actual loan losses, which could adversely affect our results of operations. Additional loan losses may occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for loan and lease losses is appropriate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that regulators will not require us to increase the allowance for loan and lease losses which could have a material adverse effect on our net income and financial condition.

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

In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for loan and lease losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for loan and lease losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for loan and lease losses, and/or recognize further loan charge offs which could have a material adverse effect on our net income and financial condition. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The implementation of CECL, including the design and maintenance of related internal controls over financial reporting, will require a significant amount of time and resources which may have a material impact on our results of operations, and we anticipate will require us to increase our allowance for credit losses.

The Financial Accounting Standards Board (the "FASB") has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or ("CECL"), requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments, and recognize the expected credit losses as allowances for credit losses. This changes the current method of providing allowances for credit losses that are probable, which we anticipate will require us to increase our allowance for credit losses. Our CECL implementation initiative has increased the amount of data and assumptions we need to collect and review to determine the appropriate level of the allowance for credit losses. A significant amount of time and resources has been spent and will continue to be spent in order to implement CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

Our RISE2020 initiative may not be successful.

During the second half of 2019 and throughout 2020, we intend to invest an aggregate of approximately $40 million to upgrade our branch spaces, digital banking platforms and ATM network through a new initiative we call RISE2020. RISE2020 is intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. However, we cannot provide any assurance that RISE2020 will achieve any of our objectives or will achieve our objectives to the extent we have forecasted. In particular, the costs of RISE2020 may exceed our expectations; there may be timing delays as we execute our plans; we may not be able to attract new business from existing customers; new customers may not be attracted to our platform despite the amount of expense we incur; and implementation of RISE2020 initiatives may disrupt our operations. Additionally, given the number of key projects involved in our RISE2020 initiative, there is execution risk which may include vendors failing to perform or deliver as expected, issues with system conversions or integrations, lack of internal resource capacity, among other things. If our RISE2020 initiative is not successful, our overall noninterest expense will have increased without a corresponding increase in revenue and growth which could have a material adverse effect on our business, financial condition or results of operations.

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

Periodically the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could adversely affect our business, financial condition and results of operations. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

In 2011, Hawaii revised its rules for nonjudicial, or out-of-court, foreclosures. Prior to the revision, most lenders used the nonjudicial foreclosure method to handle foreclosures in Hawaii, as the process was less expensive and quicker than going through the court foreclosure process. After the revised rules went into effect, many lenders ended up forgoing nonjudicial foreclosures entirely and filing all foreclosures in court, which has created a backlog and slowed the judicial foreclosure process. Many lenders continue to exclusively use the judicial foreclosure process, making the foreclosure process very lengthy. Additionally, the joint federal-state settlement with several mortgage servicers over abuse of foreclosure practices creates further uncertainty for us and the mortgage servicing industry in general with respect to implementation of mortgage loan modifications and loss mitigation practices going forward. The manner in which these issues are ultimately resolved could impact our foreclosure procedures, which in turn could adversely affect our business, financial condition or results of operations.

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to remain relatively constant during periods of rising interest rates, and to decline slightly during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

•	inflation;

•	recession;

•	market conditions;

•	changes in unemployment;

•	the money supply;

•	international disorder and instability in domestic and foreign financial markets; and

•	governmental actions.

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

Our primary sources of interest income include interest on loans and leases, as well as interest earned on investment securities. Interest earned on investment securities represented 15.0% of our interest income in the year ended December 31, 2019, as compared to 19.3% of our interest income in the year ended December 31, 2018. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2019, the bank had Statutory Retained Earnings of $66.6 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures. We cannot provide any assurance that we will continue to pay dividends.

The occurrence of fraudulent activity, data privacy breaches, failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent data security breaches and cyber-attacks and periodically test our security, we may fail to anticipate or adequately mitigate breaches of security or experience data privacy breaches that could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties, including resulting violations of law (whether federal or one or more various states); or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems and other data privacy breaches could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our President, our Group Executive Vice President of Revenue, our Executive Vice President and Small Business and Wealth Management Manager, our Executive Vice President of Retail Markets, our Executive Vice President and Chief Marketing Officer, our Executive Vice President and Chief Financial Officer, and certain other employees.

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

Natural disasters and other external events (including pandemic viruses or disease) could have a material adverse affect on our financial condition and results of operations.

Our branch offices as well as a substantial majority of our loan portfolio is in the state of Hawaii. As a result, natural disasters and other severe weather occurrences such as tsunamis, volcanic eruptions (such as the recent eruption of Mount Kilauea), hurricanes and earthquakes and other adverse external events, including the effects of any pandemic viruses or diseases, could have a significant effect on our ability to conduct our business and adversely affect the tourism and visitor industry in the state of Hawaii. Such events could affect the ability of our borrowers to repay their outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in loss of revenue, adversely impact our deposit base and/or cause us to incur additional expenses. Accordingly, the occurrence of any such natural disasters, severe weather events, or other occurrences over which we have no control could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

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

The stock market generally may experience significant volatility. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. Accordingly, the common stock that you purchase may trade at a price lower than that at which they were purchased. Volatility in the market price of our common stock may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

A significant decline in our stock price could result in substantial losses for shareholders and could lead to costly and disruptive securities litigation.

Anti-takeover provisions in our restated articles of incorporation and bylaws and applicable federal and state law may limit the ability of another party to acquire us or a significant block of common stock, which could cause our stock price to decline.

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and supermajority voting provisions in connection with certain transactions.  In particular, both federal and state law limit the acquisition of ownership of certain percentage thresholds of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or nonobjection or being able to rely on an exemption from such acquisition.   See the "Supervision and Regulation" section.   We are also subject to the provisions of the Hawaii Control Share Acquisitions Act which prohibits the consummation of a “control share acquisition” (with threshold ranges starting at 10% and set at 10% intervals up to a majority) unless approved by our shareholders or otherwise exempt.  Unless approved or otherwise exempt, for a period of one year after acquisition, the shares acquired by a person in a control share acquisition will be (i) denied voting rights, (ii) be nontransferable, and (iii) be subject to redemption at our option.   Collectively, these provisions of our restated articles of incorporation and bylaws and applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders, limit the ability of another party to acquire a significant block of our common stock, and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2019, we had $50.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.1 million. We also had short-term FHLB borrowings of $150.0 million and long-term FHLB borrowings of $50.0 million as of December 31, 2019. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

Certifications

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2019. Last year, we submitted to the NYSE on April 29, 2019 our annual CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards. This year, we intend to submit to the NYSE our annual CEO certification within 30 days of the Company's annual meeting of shareholders, which is scheduled for April 23, 2020.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office and certain operations offices are located. We also hold title to a portion of the land on which our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located. In February 2020, the Company closed on the purchase of a parcel of land where our Kaneohe branch is located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2019, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2014 and ending December 31, 2019. The graph assumes the investment of $100 on December 31, 2014.

Indexed Total Annual Return
(as of December 31, 2019)

	December 31,
Index	2014	2015	2016	2017	2018	2019
Central Pacific Financial Corp.	$100.00	$106.14	$155.22	$150.73	$126.63	$158.74
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
S&P 600 Commercial Bank Index	100.00	106.44	154.13	150.74	135.89	163.84

As of January 31, 2020, there were 2,830 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

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

Under the terms of our trust preferred securities, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities were not current. Our obligations on our outstanding trust preferred securities are current as of December 31, 2019.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2019, the bank had Statutory Retained Earnings of $66.6 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

In June 2019, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2019 Repurchase Plan"). The 2019 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $6.8 million in remaining repurchase authority.

During the quarter ended December 31, 2019, 165,703 shares of common stock, at a cost of $4.8 million, were repurchased under the 2019 Repurchase Plan. A total of $21.1 million remained available for repurchase under the 2019 Repurchase Plan at December 31, 2019. In January 2020, our Board of Directors authorized the repurchase of up to $30 million of our common stock. This authorization supersedes the remaining repurchase authority under our 2019 Repurchase Plan. The current repurchase plan is subject to a one year expiration.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	71,000	$28.53	71,000	—	$2,025,739	$23,901,697
November 1-30	47,535	29.56	47,535	—	1,405,354	22,496,343
December 1-31	47,168	29.59	47,168	—	1,395,484	21,100,859
Total	165,703	29.13	165,703	—	$4,826,577	21,100,859

During the entire year of 2019, 797,003 shares of common stock, at a cost of $22.8 million or an average cost per share of $28.60, were repurchased under the Company's share repurchase programs.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2019. This information is not necessarily indicative of results of future operations and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes contained in "Part II, Item 8. Financial Statements and Supplementary Data." Significant items affecting the comparability of the information presented in this table follows this presentation.

	Year Ended December 31,
Selected Financial Data	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$216,383	$198,294	$182,562	$167,139	$156,035
Total interest expense	32,309	25,296	14,859	9,189	6,507
Net interest income	184,074	172,998	167,703	157,950	149,528
Provision (credit) for loan and lease losses	6,317	(1,124)	(2,674)	(5,517)	(15,671)
Net interest income after provision for loan and lease losses	177,757	174,122	170,377	163,467	165,199
Other operating income	41,801	38,804	36,496	42,316	34,799
Other operating expense (1)	141,631	134,682	131,073	132,518	125,964
Income before income taxes	77,927	78,244	75,800	73,265	74,034
Income tax expense (1)	19,605	18,758	34,596	26,273	28,166
Net income	58,322	59,486	41,204	46,992	45,868

Balance Sheet Data (as of Year-End):
Interest-bearing deposits in other financial institutions	$24,554	$21,617	$6,975	$9,069	$8,397
Investment securities (2)	1,128,110	1,354,812	1,496,644	1,461,515	1,520,172
Loans and leases	4,449,540	4,078,366	3,770,615	3,524,890	3,211,532
Allowance for loan and lease losses	47,971	47,916	50,001	56,631	63,314
Mortgage servicing rights	14,718	15,596	15,843	15,779	17,797
Core deposit premium	—	—	2,006	4,680	7,355
Total assets	6,012,672	5,807,026	5,623,708	5,384,236	5,131,288
Core deposits (3)	4,259,325	4,015,942	3,991,234	3,713,567	3,582,178
Total deposits	5,120,023	4,946,490	4,956,354	4,608,201	4,433,439
Long-term debt	101,547	122,166	92,785	92,785	92,785
Total shareholders’ equity	528,520	491,725	500,011	504,650	494,614

Per Share Data:
Basic earnings per common share	$2.05	$2.02	$1.36	$1.52	$1.42
Diluted earnings per common share	2.03	2.01	1.34	1.50	1.40
Cash dividends declared per common share	0.90	0.82	0.70	0.60	0.82
Book value per common share	18.68	16.97	16.65	16.39	16.06
Diluted weighted average shares outstanding (in thousands)	28,677	29,610	30,638	31,225	32,651

Financial Ratios:
Return on average assets	0.99%	1.05%	0.75%	0.90%	0.92%
Return on average shareholders’ equity	11.36	12.22	8.03	9.16	8.91
Net income to average tangible shareholders’ equity	11.36	12.24	8.08	9.27	9.06
Average shareholders’ equity to average assets	8.72	8.56	9.32	9.78	10.37
Dividend payout ratio	44.33	40.80	52.24	40.00	58.57
Efficiency ratio (1)	62.70	63.59	64.19	66.17	68.34
Net interest margin (4)	3.35	3.22	3.28	3.27	3.30

Regulatory Capital Ratios:
Leverage capital	9.5%	9.9%	10.4%	10.6%	10.7%
Tier 1 risk-based capital	12.6	13.5	14.7	14.2	14.4
Total risk-based capital	13.6	14.7	15.9	15.5	15.7
CET1 risk-based capital	11.5	11.9	12.4	12.3	12.8

	Year Ended December 31,
Selected Financial Data	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Asset Quality:
Net loan charge-offs (recoveries) to average loans and leases	0.15%	0.02%	0.11%	0.03%	(0.16)%
Nonaccrual loans to total loans and leases	0.03	0.06	0.07	0.24	0.44
Allowance for loan and lease losses to total loans and leases	1.08	1.17	1.33	1.61	1.97
Allowance for loan and lease losses to nonaccrual loans	3,084.95	2,062.68	1,801.84	674.50	443.75

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

(2)	Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.

(3)	Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.

(4)	Computed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the previous years.

Five Year Performance Comparison

Significant items affecting the comparability of the five years' performance include:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015

Provision (credit) for loan and lease losses	$6,317	$(1,124)	$(2,674)	$(5,517)	$(15,671)

Other operating income:
Mortgage banking income	5,983	7,315	6,962	8,069	7,254
Net gain (loss) on sales of foreclosed assets	(145)	—	205	607	568
Gain on sale of premises and equipment	—	—	—	3,537	—
Investment securities gains (losses)	36	(279)	(1,410)	—	(1,866)
Gain on sale of MasterCard stock (included in other)	2,555	—	—	—	—

Other operating expense:
Share-based compensation (included in salaries and employee benefits)	4,289	3,787	3,266	3,094	4,181
Pension obligation settlement (included in salaries and employee benefits)	—	—	—	3,848	—
One-time reversal of an accrual for a former executive's retirement benefits that will not be paid (included in salaries and employee benefits)	—	—	—	—	(2,400)
Foreclosed asset expense	251	574	151	152	486
Charitable contributions (included in other)	681	635	593	660	2,559
FDIC insurance premium (included in other)	868	1,732	1,724	2,052	2,706
Provision (credit) for residential mortgage loan repurchase losses (included in other)	(403)	150	209	(387)	(1,352)
Reserve (credit) for unfunded loan commitments (included in other)	29	(425)	94	141	(271)
Branch consolidation and relocation costs (included in other)	—	—	—	737	—

Income tax expense	19,605	18,758	34,596	26,273	28,166

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•
Loans: Our loans consist of commercial, financial and agricultural, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgage, home equity and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

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

Executive Overview

In 2019 we continued to deliver strong financial performance for the Company.

•	We recorded net income of $58.3 million, or $2.03 per diluted common share in 2019, compared to $59.5 million, or $2.01 per diluted common share in 2018.

•
We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 0.99% and 11.36%, respectively, in 2019, compared to ROA and ROE ratios of 1.05% and 12.22%, respectively, in 2018.

•	We saw continued improvement in our asset quality as our nonperforming assets declined by $1.0 million to $1.7 million at December 31, 2019 from $2.7 million at December 31, 2018.

•
With the healthy market conditions in Hawaii, together with our efforts to expand and strengthen customer relationships, we realized strong loan growth of $371.2 million, or 9.1%, as well as core deposit growth of $243.4 million, or 6.1% in 2019.

•
Our capital position remained strong, supported by nine consecutive years of profitability and the improvements in our asset quality. With consistent profitability, we were able to increase our regular cash dividends paid from $0.82 per share in 2018 to $0.90 per share in 2019.

•
In 2019, our strong capital position and consistent profitability also allowed us to execute on our stock repurchase program and repurchase 797,003 shares, or approximately 2.8% of outstanding shares as of December 31, 2018.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a new multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with best-in class products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system was completed. The development of the Company's new online and mobile banking platforms is progressing, with a pilot of the new platforms scheduled for the first half of 2020. Key steps toward the Company's

2020 milestones in the areas of branch and ATM modernization were achieved with construction underway at the Main Branch headquarters and new ATMs selected.

The Company plans to invest approximately $40 million in RISE2020 in 2019 and 2020. Some of these investments will be capitalized, while others are recurring annually. During 2019, the Company incurred approximately $3.5 million in RISE2020-related expenses. While operating expenses are expected to increase, the Company is forecasting enhanced revenue growth. As a result, we expect our efficiency ratio to be in the 63-65% range in 2020. Longer-term, the Company is targeting a 15% return on average shareholders' equity and a 57% efficiency ratio by the fourth quarter of 2022.

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

Following the solid performances of our leading economic indicators in 2018, Hawaii's general economic conditions continued to improve but at a slower pace in 2019. Tourism continues to be Hawaii's center of strength and its most significant economic driver. For the eighth consecutive year, Hawaii's strong visitor industry broke records in several key categories, including visitor arrivals and visitor spending. According to preliminary year-end statistics from the Hawaii Tourism Authority ("HTA"), approximately 10.4 million total visitors arrived in the state in 2019. This was an increase of 5.4% from the previous record high of 9.9 million visitor arrivals in 2018. The HTA also reported that total spending by visitors increased to $17.75 billion in 2019, an increase of 1.4%, from the previous record high of $17.51 billion in 2018. According to the Hawaii Department of Business Economic Development and Tourism ("DBEDT"), total visitor arrivals and visitor spending are expected to increase by 2.5% and 2.5% in 2020, respectively.

DBEDT reported Hawaii's economy, as measured by the growth of real personal income and real gross state product, continued positive growth in 2019. DBEDT is expected to report real personal income and real gross state product growth of approximately 1.7% and 1.2%, respectively, for 2019 and projects a growth rate of 1.7% and 1.2%, respectively, for 2020.

Hawaii's labor market continues to be among the best in the nation. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate in December 2019, which was 2.6%, compared to 2.5% in December 2018. Hawaii's unemployment rate in December 2019 of 2.6%, which is among the lowest in the nation, remained below the national seasonally adjusted unemployment rate of 3.5%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be at 3.2% in 2020.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. The Oahu real estate market saw steady activity in 2019. According to the Honolulu Board of Realtors, the median price for a single-family home on Oahu for the year ended December 31, 2019 was $789,000, representing a decrease of 0.1% from the median resale price of $790,000 for the year ended December 31, 2018. The median resale price for condominiums on Oahu was $425,000 for the year ended December 31, 2019, representing an increase of 1.2% from the median resale price of $420,000 for the year ended December 31, 2018. Oahu unit sales volume increased by 3.9% for single-family homes, but decreased by 4.8% for condominiums in 2019 from 2018.

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

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range. During 2018, the Federal Reserve increased the

Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range three times by 25 basis points during the second half of 2019 to 1.50%-1.75% as of December 31, 2019.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires that management make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense in the financial statements and the related disclosures made. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain substantial inherent uncertainties. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. Management has identified the following accounting policy and estimates that, due to inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. Management has discussed the development and selection of the critical accounting policy and estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

Allowance for Loan and Lease Losses ("Allowance")

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

Specific Reserve

Individually impaired loans in all loan categories are evaluated using one of three valuation methods as prescribed under Accounting Standards Codification ("ASC") 310-10, "Fair Value of Collateral, Observable Market Price, or Cash Flow". A loan is generally evaluated for impairment on an individual basis if it meets one or more of the following characteristics: risk-rated as substandard, doubtful or loss, loans on nonaccrual status, troubled debt restructures, or any loan deemed prudent by management to so analyze. If the valuation of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the Allowance or, alternatively, a specific reserve will be established and included in the overall Allowance balance. The Company recorded a specific reserve of $0.2 million as of December 31, 2019. The Company did not record a specific reserve as of December 31, 2018.

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The methodology segments the portfolio generally by FDIC Call Report codes. In the second quarter of 2017, an additional segment was added for auto dealer purchased loans. In the third quarter of 2018, another segment was broken out for multifamily commercial real estate loans. This results in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of December 31, 2019, the look back period was ten years.

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

Overview of Results of Operations

2019 vs. 2018 Comparison

In 2019, we recognized net income of $58.3 million, or $2.03 per diluted common share, compared to net income of $59.5 million, or $2.01 per diluted common share, in 2018. Our ROA and ROE for 2019 was 0.99% and 11.36%, respectively, compared to 1.05% and 12.22%, respectively, in 2018.

We recorded a provision for loan and lease losses of $6.3 million in 2019, compared to a credit of $1.1 million in 2018.

Net interest income increased by $11.1 million from 2018 to 2019, primarily due to a significant increase in average loans and leases funded by runoff of the investment securities portfolio and a significant increase in core deposits, combined with an increase in average yields earned on loans and leases and higher interest recoveries on nonaccrual loans. In addition, average government time deposits (included in time deposits of $100,000 and over) declined significantly. Partially offsetting these positive variances were increases in interest rates paid on interest-bearing deposits, primarily attributable to the four 25 basis point increases in the Federal Funds rate in 2018.

Other operating income increased by $3.0 million from 2018 to 2019. The increase in other operating income was primarily due to conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares resulting in a gain of $2.6 million during the first quarter of 2019, combined with higher income from bank-owned life insurance, higher merchant and bank card fees and higher commissions and fees on investment services. These increases were partially offset by lower mortgage banking income and lower income recovered on nonaccrual loans previously charged-off. See Table 3 - Components of Other Operating Income for more information.

Other operating expense increased by $6.9 million from 2018 to 2019. The increase was primarily due to higher salaries and employee benefits, higher entertainment and promotions expense (included in other), higher computer software expense and higher net occupancy expense. These increases were partially offset by lower amortization of core deposit premium, lower FDIC insurance expense and a credit to the reserve for residential mortgage loan repurchase losses in 2019, compared to an increase to the reserve in 2018. See Table 4 - Components of Other Operating Expense for more information.

2018 vs. 2017 Comparison

In 2018, we recognized net income of $59.5 million, or $2.01 per diluted common share, compared to net income of $41.2 million, or $1.34 per diluted common share, in 2017. Our ROA and ROE for 2018 was 1.05% and 12.22%, respectively, compared to 0.75% and 8.03%, respectively, in 2017. Our ROA and ROE in 2017 were negatively impacted by a one-time non-cash charge of $7.4 million to income tax expense related to the estimated impact of Tax Reform, as defined below, on our DTA.

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

Net interest income increased by $5.3 million from 2017 to 2018, primarily due to a significant increase in average loans and leases, combined with increases in average yields earned on the loans and leases and taxable investment securities portfolios. Partially offsetting the increase was the significant increase in rates paid on time deposits of $100,000 and over, which primarily consists of public funds.

Other operating income increased by $2.3 million from 2017 to 2018. The increase in other operating income was primarily due to net losses on sales of investment securities recognized in 2017 primarily attributable to an investment portfolio repositioning. In addition, in 2018 we recognized higher commissions and fees on investment services, higher income from fiduciary activities, higher mortgage banking income and higher fees on foreign exchange. These increases were partially offset by lower income from bank-owned life insurance and lower equity in earnings of unconsolidated subsidiaries. See Table 3 - Components of Other Operating Income for more information.

Other operating expense increased by $3.6 million, primarily due to the increase in salaries and employee benefits, higher ATM and debit card expenses, higher computer software expense and higher equipment expense. These increases were partially offset by lower amortization of core deposit premium, lower entertainment and promotions expense and a credit to the reserve for unfunded commitments. See Table 4 - Components of Other Operating Expense for more information.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the years ended December 31, 2019 and December 31, 2018 and 35% for the year ended December 31, 2017. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2019			2018			2017
	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$9,842	2.04%	$201	$20,104	1.81%	$365	$33,012	1.08%	$356
Investment securities, excluding valuation allowance:
Taxable (1)	1,120,711	2.63	29,517	1,304,523	2.65	34,562	1,351,436	2.51	33,982
Tax-exempt (1)	130,411	2.95	3,853	163,610	2.86	4,678	169,318	3.52	5,960
Total investment securities	1,251,122	2.67	33,370	1,468,133	2.67	39,240	1,520,754	2.63	39,942
Loans and leases, incl. loans-held-for-sale (2)	4,241,308	4.31	182,657	3,898,250	4.09	159,456	3,622,033	3.98	144,224
Federal Home Loan Bank ("FHLB") stock	16,369	5.89	964	8,990	2.40	215	7,033	1.79	126
Total interest-earning assets	5,518,641	3.94	217,192	5,395,477	3.69	199,276	5,182,832	3.56	184,648
Noninterest-earning assets	369,974			292,599			328,174
Total assets	$5,888,615			$5,688,076			$5,511,006

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$984,298	0.08%	$800	$936,034	0.08%	$734	$901,171	0.07%	$641
Savings and money market deposits	1,556,766	0.33	5,100	1,494,658	0.13	2,000	1,449,379	0.08	1,099
Time deposits under $100,000	171,064	0.69	1,183	177,936	0.51	910	188,951	0.40	758
Time deposits of $100,000 and over	897,670	1.88	16,861	1,016,643	1.56	15,860	984,069	0.88	8,699
Total interest-bearing deposits	3,609,798	0.66	23,944	3,625,271	0.54	19,504	3,523,570	0.32	11,197
FHLB advances and other short-term borrowings	185,909	2.31	4,285	50,630	2.44	1,236	15,531	1.18	183
Long-term debt	101,547	4.02	4,080	97,746	4.66	4,556	92,785	3.75	3,479
Total interest-bearing liabilities	3,897,254	0.83	32,309	3,773,647	0.67	25,296	3,631,886	0.41	14,859
Noninterest-bearing deposits	1,375,903			1,385,427			1,325,583
Other liabilities	101,848			42,157			40,097
Total liabilities	5,375,005			5,201,231			4,997,566
Shareholders' equity	513,610			486,841			513,416
Non-controlling interest	—			4			24
Total equity	513,610			486,845			513,440
Total liabilities and equity	$5,888,615			$5,688,076			$5,511,006

Net interest income			$184,883			$173,980			$169,789

Interest rate spread		3.11%			3.02%			3.15%

Net interest margin		3.35%			3.22%			3.28%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets
Interest-bearing deposits in other financial institutions	$(187)	$23	$(164)	$(156)	$165	$9
Investment securities, excluding valuation allowance:
Taxable	(4,823)	(222)	(5,045)	(1,054)	1,634	580
Tax-exempt	(941)	116	(825)	(201)	(1,081)	(1,282)
Total investment securities	(5,764)	(106)	(5,870)	(1,255)	553	(702)
Loans and leases, incl. loans-held-for-sale	13,934	9,267	23,201	10,958	4,274	15,232
FHLB stock	177	572	749	35	54	89
Total interest-earning assets	8,160	9,756	17,916	9,582	5,046	14,628

Interest-bearing liabilities
Interest-bearing demand deposits	66	—	66	19	74	93
Savings and money market deposits	79	3,021	3,100	41	860	901
Time deposits under $100,000	(35)	308	273	(44)	196	152
Time deposits of $100,000 and over	(1,827)	2,828	1,001	285	6,876	7,161
Total interest-bearing deposits	(1,717)	6,157	4,440	301	8,006	8,307
FHLB advances and other short-term borrowings	3,290	(241)	3,049	414	639	1,053
Long-term debt	178	(654)	(476)	186	891	1,077
Total interest-bearing liabilities	1,751	5,262	7,013	901	9,536	10,437

Net interest income	$6,409	$4,494	$10,903	$8,681	$(4,490)	$4,191

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $184.9 million in 2019, which increased by $10.9 million, or 6.3%, from $174.0 million in 2018, which increased by $4.2 million, or 2.5%, from net interest income of $169.8 million recognized in 2017. The increase in net interest income for 2019 was primarily the result of a significant increase in average loans and leases as we continued to redeploy our excess liquidity into higher yielding assets, combined with an increase in average yields earned on loans and leases and higher nonrecurring interest recoveries. Partially offsetting the increase was the 12 basis points ("bp") increase in interest rates paid on interest-bearing deposits and higher average Federal Home Loan Bank ("FHLB") advances and other short-term borrowings.

Average yields earned on our interest-earning assets increased by 25 bp in the year ended December 31, 2019, from the year ended December 31, 2018. Average rates paid on our interest-bearing liabilities in the year ended December 31, 2019 increased by 16 bp from the year ended December 31, 2018. The increase in average rates paid on our interest-bearing liabilities in 2019 was primarily attributable to the 20 bp increase in average rates paid on our savings and money market deposits and the 32 bp increase in average rates paid on our time deposits of $100,000 and over. Time deposits of $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in Federal Funds rates.

In the third quarter of 2019, $53.9 million in lower-yielding available-for-sale securities were sold as part of an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. We received $53.9 million in gross proceeds and reinvested the proceeds in $52.5 million in higher-yielding, longer duration investment securities with an average yield of 2.54% and a weighted average life of 6.6 years. The investment securities sold had an average yield of 2.10% and a weighted average life of 3.2 years. Gross realized gains on the sale of the investment securities were $36 thousand. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Interest Income

Our primary sources of interest income include interest on loans and leases, which represented 84.1%, 80.0%, and 78.1% of taxable-equivalent interest income in 2019, 2018 and 2017, respectively, as well as interest earned on investment securities, which represented 15.4%, 19.7% and 21.6% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $217.2 million in 2019 increased by $17.9 million, or 9.0%, from the $199.3 million earned in 2018, which increased by $14.6 million, or 7.9%, from the $184.6 million earned in 2017.

As depicted in Table 2, the increase in interest income in 2019 from 2018 was primarily due to a significant increase in average loans and leases, combined with higher yields earned on loans and leases and higher nonrecurring interest. The $343.1 million increase in average loans and leases contributed to an increase of $13.9 million in current year interest income. The 22 bp increase in average yields earned on loans and leases, which was benefited by higher interest recoveries of $1.9 million, contributed to an increase of $9.3 million in current year interest income. These positive variances were partially offset by the $217.0 million decrease in average investment securities which contributed to a decrease of $5.8 million in current year interest income.

The increase in interest income in 2018 from 2017 was primarily due to a significant increase in average loans and leases and taxable investment securities balances, combined with higher yields earned on the loans and leases and taxable investment securities portfolios. The $276.2 million increase in average loans and leases contributed to an increase of $11.0 million in current year interest income. The 11 bp and 14 bp increases in average yields earned on loans and leases and taxable investment securities contributed to increases of $4.3 million and $1.6 million in current year interest income, respectively. These positive variances were partially offset by the $46.9 million decrease in average taxable investment securities which contributed to a decrease of $1.1 million in current year interest income, combined with a $1.0 million lower taxable-equivalent adjustment on tax-exempt investment securities due to the reduction in the corporate federal income tax rate from 35% to 21% due to Tax Reform.

Interest Expense

In 2019, interest expense was $32.3 million which represented an increase of $7.0 million, or 27.7%, compared to interest expense of $25.3 million in 2018, which was an increase of $10.4 million, or 70.2%, compared to $14.9 million in 2017.

In 2019, the increase in the average rates paid on savings and money market deposits of 20 bp and time deposits of $100,000 and over of 32 bp contributed to the increase in interest expense in 2019 from 2018 of $3.0 million and $2.8 million, respectively. In addition, the increase in average FHLB advances and other short-term borrowings contributed to the increase in interest expense of $3.3 million. These increases were partially offset by the 64 bp decrease in rates paid on long-term debt resulting in a $0.7 million decline in interest expense. The decline in rates paid were primarily attributable to the pay off of junior subordinated debentures of CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"), both of which carried an interest rate of three-month LIBOR plus 2.85%.

In 2018, the increase in the average rates paid on time deposits of $100,000 and over of 68 bp, long-term debt of 91 bp, and FHLB advances and other short-term borrowings of 126 bp contributed to the increase in interest expense in 2018 from 2017 of $6.9 million, $0.9 million, and $0.6 million, respectively.

Net Interest Margin

Our net interest margin was 3.35%, 3.22% and 3.28% in 2019, 2018 and 2017, respectively. The increase in our net interest margin in 2019 from 2018 was primarily due to a significant increase in loans and leases, combined with the 25 bp increase in the average yield earned on total interest-earning assets, which outpaced the 16 bp increase in average rates paid on total interest-bearing liabilities. The average yield earned on loans and leases increased by 22 bp, which was benefited by higher nonrecurring interest recoveries of $1.9 million.

The decline in our net interest margin in 2018 from 2017 was primarily due to the 68 bp, 91 bp and 126 bp increases in average rates paid on time deposits of $100,000 and over, long-term debt, and FHLB advances and other short-term borrowings, respectively. The decline also reflected the reduction of the taxable-equivalent yield on tax-exempt investment securities due to Tax Reform, which resulted in an approximate 2 bp reduction of the net interest margin.

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range. During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range three times by 25 basis points during the second half of 2019 to 1.50%-1.75% as of December 31, 2019.

In light of global economic and financial developments and muted inflation pressures, the Federal Reserve indicated it will be patient as it determines what future adjustments to the target Federal Funds rate may be appropriate.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2019	2018	2019	2018
(Dollars in thousands)	2019	2018	2017	to 2018	to 2017	to 2018	to 2017
Mortgage banking income:
Net loan servicing fees	$4,252	$5,159	$5,337	$(907)	$(178)	(17.6)%	(3.3)%
Amortization of mortgage servicing rights	(2,460)	(1,859)	(2,288)	(601)	429	32.3	(18.8)
Net gain on sale of residential mortgage loans	4,128	4,085	4,069	43	16	1.1	0.4
Unrealized gain (loss) on interest rate locks	63	(70)	(156)	133	86	(190.0)	(55.1)
Service charges on deposit accounts	8,406	8,406	8,468	—	(62)	—	(0.7)
Other service charges and fees	14,358	13,123	11,518	1,235	1,605	9.4	13.9
Income from fiduciary activities	4,395	4,245	3,674	150	571	3.5	15.5
Income from bank-owned life insurance	3,105	2,117	3,388	988	(1,271)	46.7	(37.5)
Net gain (loss) on sales of foreclosed assets	(145)	—	205	(145)	(205)	N.M.	(100.0)	*
Equity in earnings of unconsolidated subsidiaries	257	233	602	24	(369)	10.3	(61.3)
Fees on foreign exchange	755	905	529	(150)	376	(16.6)	71.1
Loan placement fees	702	747	536	(45)	211	(6.0)	39.4
Net gains (losses) on sales of investment securities	36	(279)	(1,410)	315	1,131	(112.9)	(80.2)
Other:
Income recovered on nonaccrual loans previously charged-off	320	720	767	(400)	(47)	(55.6)	(6.1)
Other recoveries	130	221	149	(91)	72	(41.2)	48.3
Commissions on sale of checks	309	328	341	(19)	(13)	(5.8)	(3.8)
Gain on sale of MasterCard stock	2,555	—	—	2,555	—	N.M.	N.M.	*
Other	635	723	767	(88)	(44)	(12.2)	(5.7)
Total other operating income	$41,801	$38,804	$36,496	$2,997	$2,308	7.7	6.3

Total other operating income as a percentage of average assets	0.71%	0.68%	0.66%

* Not meaningful ("N.M.")

Total other operating income of $41.8 million in 2019 increased by $3.0 million, or 7.7%, from the $38.8 million earned in 2018, which increased by $2.3 million, or 6.3%, from the $36.5 million earned in 2017.

The increase in other operating income in 2019 from 2018 was primarily due to the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares resulting in a gain of $2.6 million in the first quarter of 2019, combined with higher income from bank-owned life insurance of $1.0 million, higher merchant and bank card fees of $0.7 million (included in other service charges and fees) and higher commissions and fees on investment services of $0.7 million (included in other service charges and fees). The higher income from bank-owned life insurance was primarily attributable to volatility in the equity markets. These increases were partially offset by lower mortgage banking income of $1.3 million and lower income recovered on nonaccrual loans previously charged-off of $0.4 million. During the third quarter of 2019, the outsourcing of the Company's residential mortgage loans servicing was completed. Costs related to the outsourcing are included in net loan servicing fees as a component of mortgage banking income.

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

Other Operating Expense

As discussed in Note 1 - Summary of Significant Accounting Policies, during the fourth quarter of 2018, we voluntarily changed our accounting policy for investments in low income housing tax credit ("LIHTC") partnerships from the cost method to the proportional amortization method using the practical expedient available under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 323, "Investments - Equity Method and Joint Ventures", which permits an investor to amortize the initial cost of the investment in proportion to only the tax credits allocated to the investor. We believe the proportional amortization method is preferable because it better reflects the economics of an investment that is made for the primary purpose of receiving tax credits and other tax benefits and is consistent with the accounting method used by most financial institutions that have disclosed their accounting policies for investments in LIHTC partnerships. In addition to a change in the timing of the recognition of amortization of investments in LIHTC partnerships, amortization expense is now reflected in the income tax expense line, which provides users a better understanding of the nature of the returns of such investments, instead of in other operating expenses on the consolidated statements of income. The change did not impact net income, the consolidated balance sheets and the consolidated statements of cash flows. As a result of this accounting policy change, other operating expenses on our consolidated statements of income were retrospectively adjusted for periods prior to the fourth quarter of 2018.

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2019	2018	2019	2018
(Dollars in thousands)	2019	2018	2017	to 2018	to 2017	to 2018	to 2017
Salaries and employee benefits	$82,290	$75,352	$72,286	$6,938	$3,066	9.2%	4.2%
Net occupancy	14,299	13,763	13,571	536	192	3.9	1.4
Legal and professional services	7,354	7,330	7,724	24	(394)	0.3	(5.1)
Computer software expense	10,812	9,841	9,192	971	649	9.9	7.1
Amortization of core deposit premium	—	2,006	2,674	(2,006)	(668)	(100.0)	(25.0)
Communication expense	3,551	3,410	3,659	141	(249)	4.1	(6.8)
Equipment	4,353	4,239	3,785	114	454	2.7	12.0
Advertising expense	2,661	2,675	2,408	(14)	267	(0.5)	11.1
Foreclosed asset expense	251	574	151	(323)	423	(56.3)	280.1
Other:
Charitable contributions	681	635	593	46	42	7.2	7.1
FDIC insurance assessment	868	1,732	1,724	(864)	8	(49.9)	0.5
Miscellaneous loan expenses	1,246	1,365	1,144	(119)	221	(8.7)	19.3
ATM and debit card expenses	2,602	2,645	1,961	(43)	684	(1.6)	34.9
Armored car expenses	815	822	873	(7)	(51)	(0.9)	(5.8)
Entertainment and promotions	2,071	1,062	1,660	1,009	(598)	95.0	(36.0)
Stationery and supplies	1,049	914	814	135	100	14.8	12.3
Directors' fees and expenses	968	1,040	873	(72)	167	(6.9)	19.1
Provision (credit) for residential mortgage loan repurchase losses	(403)	150	209	(553)	(59)	(368.7)	(28.2)
Reserve (credit) for unfunded loan commitments	29	(425)	94	454	(519)	(106.8)	(552.1)
Other	6,134	5,552	5,678	582	(126)	10.5	(2.2)
Total other operating expense	$141,631	$134,682	$131,073	$6,949	$3,609	5.2	2.8

Total other operating expense as a percentage of average assets	2.41%	2.37%	2.38%

Total other operating expense of $141.6 million in 2019 increased by $6.9 million, or 5.2%, from total operating expense of $134.7 million in 2018, which increased by $3.6 million, or 2.8%, compared to 2017.

The increase in total other operating expense in 2019, compared to 2018, was primarily due to higher salaries and employee benefits of $6.9 million, higher entertainment and promotions expense of $1.0 million and higher computer software expense of $1.0 million. The increase in salaries and employee benefits was partially attributable to the addition of positions in strategic areas and higher commissions, combined with annual merit increases effective beginning the second quarter of 2019. These increases were partially offset by lower amortization of core deposit premium of $2.0 million, as the intangible asset was fully amortized as of September 30, 2018, and lower FDIC insurance expense of $0.9 million, primarily attributable to $0.9 million in Small Bank Assessment Credits received in the second half of 2019. During 2019, the Company incurred approximately $3.5 million in RISE2020-related expenses.

The increase in total other operating expense in 2018, compared to 2017, was primarily due to the increase in salaries and employee benefits of $3.1 million, higher ATM and debit card expenses of $0.7 million, higher computer software expense of $0.6 million and higher equipment expense of $0.5 million. The increase in salaries and employee benefits was primarily attributable to increases in the Company's starting pay rate effective January 1, 2018, combined with merit salary increases effective beginning the second quarter of 2018. During the fourth quarter of 2018, the Company increased its starting pay rate for the second time in a year, effective December 1, 2018. These increases were partially offset by lower amortization of core deposit premium of $0.7 million, lower entertainment and promotions expense of $0.6 million and a credit to the reserve for unfunded commitments of $0.4 million in 2018, compared to an increase to the reserve for unfunded commitments of $0.1 million in 2017.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio improved to 62.70% in 2019, compared to 63.59% in 2018 and 64.19% in 2017. The improvement in our efficiency ratio in 2019 was primarily driven by the aforementioned increases in net interest income and other operating income, partially offset by an increase in other operating expenses.

As previously discussed, in 2018, the amortization of investments in LIHTC partnerships was reclassified from other operating expense and is now included in income tax expense in the consolidated statements of income, which provides users a better understanding of the nature of the returns of such investments. The efficiency ratio in periods prior to the fourth quarter of 2018 have been adjusted retrospectively to reflect this change.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of amortization of investments in LIHTC partnerships in the consolidated statements of income:

Table 5. Reconciliation of Efficiency Ratio

	Year Ended December 31, 2019
	2019	2018	2017	2016	2015
	(Dollars in thousands)
As Reclassified:
Total other operating expenses	$141,631	$134,682	$131,073	$132,518	$125,964

Net interest income	184,074	172,998	167,703	$157,950	$149,528
Total other operating income	41,801	38,804	36,496	42,316	34,799
Total revenue	$225,875	$211,802	$204,199	$200,266	$184,327

Efficiency ratio	62.70%	63.59%	64.19%	66.17%	68.34%

Unadjusted:
Total other operating expenses	$141,631	$135,687	$131,817	$133,563	$127,042

Net interest income	$184,074	$172,998	$167,703	$157,950	$149,528
Total other operating income	41,801	38,804	36,496	42,316	34,799
Total revenue	$225,875	$211,802	$204,199	$200,266	$184,327

Efficiency ratio	62.70%	64.06%	64.55%	66.69%	68.92%

Impact of Change:
Total operating expenses	$—	$(1,005)	$(744)	$(1,045)	$(1,078)

Net interest income	—	—	—	$—	$—
Total other operating income	—	—	—	—	—
Total revenue	$—	$—	$—	$—	$—

Efficiency ratio	—%	(0.47)%	(0.36)%	(0.52)%	(0.58)%

Income Taxes

In 2019, the Company recorded income tax expense of $19.6 million, compared to $18.8 million in 2018, and $34.6 million in 2017. Our effective tax rate was 25.2% in 2019 compared to 24.0% in 2018 and 45.6% in 2017.

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

The increase in income tax expense and the effective tax rate in 2019 from 2018 was primarily attributable to the aforementioned $1.5 million income tax benefit recorded in 2018 related to the finalization of the impact of Tax Reform and the impact of a tax method change for software development and prepaid expenses.

As of December 31, 2019, the valuation allowance on our net DTA totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on the Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of this valuation allowance, the Company's net DTA totaled $16.5 million as of December 31, 2019, compared to a net DTA of $21.5 million as of December 31, 2018, and is included in other assets on our consolidated balance sheets.

As discussed in Note 1 - Summary of Significant Accounting Policies, in 2018, the amortization expense related to our investments in LIHTC partnerships was reclassified from other operating expense and is now included in income tax expense. Income tax expense and the Company's effective tax rate in periods prior to the fourth quarter of 2018 have been retrospectively adjusted to reflect this change.

Financial Condition

Total assets of $6.01 billion at December 31, 2019 increased by $205.6 million, or 3.5%, from the $5.81 billion at December 31, 2018, and total liabilities of $5.48 billion at December 31, 2019 increased by $168.9 million, or 3.2%, from the $5.32 billion at December 31, 2018. The increase in total assets and total liabilities in 2019 was primarily due to our strong loan growth, funded by the proceeds from maturities of our available-for-sale investment securities portfolio and an increase in core deposits.

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

Loans and leases totaled $4.45 billion at December 31, 2019, which increased by $371.2 million, or 9.1%, from the $4.08 billion at December 31, 2018, which increased by $307.8 million, or 8.2%, from the $3.77 billion held at December 31, 2017. The increase in our loan portfolio in 2019 was representative of our continued effort to deploy excess liquidity into higher yielding assets. The increase in loans and leases was primarily due to net increases in the following loan portfolios: residential mortgage of $171.6 million, or 12.0%, commercial mortgage of $83.1 million, or 8.0%, consumer of $77.2 million, or 15.7%, construction of $28.9 million, or 43.2%, and home equity of $21.8 million, or 4.6%, partially offset by a decrease in commercial, financial, and agricultural of $11.4 million, or 2.0%. In 2019, we foreclosed on one portfolio loan with a carrying value of $0.1 million, and recorded a gain on the transfer of $22 thousand. In addition, we recorded charge-offs of loans and leases of $10.7 million.

The following table sets forth information regarding outstanding loans by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Commercial, financial and agricultural	$570,304	$581,660	$504,019	$510,440	$521,086
Real estate:
Construction	95,854	66,927	64,240	101,538	84,885
Residential mortgage	1,599,801	1,428,205	1,341,221	1,217,234	1,134,325
Home equity	490,734	468,966	412,230	361,209	301,980
Commercial mortgage	1,123,415	1,040,278	977,797	885,439	760,749
Consumer	569,432	492,206	470,746	448,353	407,479
Leases	—	124	362	677	1,028
Total loans and leases	4,449,540	4,078,366	3,770,615	3,524,890	3,211,532
Allowance for loan and lease losses	(47,971)	(47,916)	(50,001)	(56,631)	(63,314)
Net loans and leases	$4,401,569	$4,030,450	$3,720,614	$3,468,259	$3,148,218

The following table sets forth the geographic distribution of our loan portfolio and related Allowance as of the dates indicated.

Table 7. Geographic Distribution

	December 31, 2019			December 31, 2018
	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$454,582	$115,722	$570,304	$439,112	$142,548	$581,660
Real estate:
Construction	95,854	—	95,854	64,654	2,273	66,927
Residential mortgage	1,599,801	—	1,599,801	1,428,205	—	1,428,205
Home equity	490,734	—	490,734	468,966	—	468,966
Commercial mortgage	909,798	213,617	1,123,415	861,086	179,192	1,040,278
Consumer	373,451	195,981	569,432	357,908	134,298	492,206
Leases	—	—	—	124	—	124
Total loans and leases	3,924,220	525,320	4,449,540	3,620,055	458,311	4,078,366
Allowance for loan and lease losses	(42,592)	(5,379)	(47,971)	(42,993)	(4,923)	(47,916)
Net loans and leases	$3,881,628	$519,941	$4,401,569	$3,577,062	$453,388	$4,030,450

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

In 2019, our commercial, financial, and agricultural loan portfolio decreased by $11.4 million. Our commercial, financial, and agricultural loan portfolio increased by $77.6 million in 2018, decreased by $6.4 million in 2017 and decreased by $10.6 million in 2016. The decrease in 2019 was primarily attributable to planned runoff of U.S. Mainland shared national credit balances of $26.8 million, partially offset by growth in the Hawaii portfolio of $15.5 million.

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

In 2019, our construction loan portfolio increased by $28.9 million. Our construction loan portfolio increased by $2.7 million in 2018, decreased by $37.3 million in 2017, and increased by $16.7 million in 2016. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $37.1 million at December 31, 2019, compared to $25.2 million in the prior year, while remaining interest reserves was $4.0 million, or 10.9% of the outstanding principal balance of loans with interest reserves at December 31, 2019, compared to $4.0 million, or 15.7% of the outstanding principal balance of loans with interest reserves at December 31, 2018.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential:
Closed-end loans	$1,599,801	49.7%	$1,428,205	48.6%	$1,341,221	49.1%	$1,217,234	49.4%	$1,134,325	51.7%
Home equity line-of-credit ("HELOC")	490,734	15.3	468,966	16.0	412,230	15.1	361,209	14.7	301,980	13.7
Subtotal	2,090,535	65.0	1,897,171	64.6	1,753,451	64.2	1,578,443	64.1	1,436,305	65.4

Commercial mortgage	1,123,415	35.0	1,040,278	35.4	977,797	35.8	885,439	35.9	760,749	34.6
Total mortgage loans	$3,213,950	100.0%	$2,937,449	100.0%	$2,731,248	100.0%	$2,463,882	100.0%	$2,197,054	100.0%

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

Closed-end residential mortgage loan balances as of December 31, 2019 totaled $1.60 billion, increasing by $171.6 million, or 12.0%, from the $1.43 billion held at year-end 2018, which increased by $87.0 million, or 6.5%, from the $1.34 billion held at year-end 2017. The increase in closed-end residential mortgage loan balances in 2019 was primarily due to the reinvestment of cash flow into higher yielding assets and increased demand from both new and existing customers.

Residential mortgage loans held for sale at December 31, 2019 totaled $9.1 million, an increase of $2.4 million, or 36.6%, from the December 31, 2018 balance of $6.6 million, which decreased by $9.7 million, or 59.3%, from the December 31, 2017 balance of $16.3 million. We did not securitize any residential mortgage loans in 2019, 2018 and 2017.

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

HELOC balances as of December 31, 2019 totaled $490.7 million, increasing by $21.8 million, or 4.6%, from the $469.0 million held at December 31, 2018, which increased by $56.7 million, or 13.8%, from the $412.2 million held at December 31, 2017.

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

Commercial mortgage balances as of December 31, 2019 totaled $1.12 billion, increasing by $83.1 million, or 8.0%, from the $1.04 billion held at December 31, 2018, which increased by $62.5 million, or 6.4%, from the $977.8 million held at December 31, 2017. The increase in commercial mortgage balances in 2019 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Automobile	$297,186	52.2%	$284,170	57.7%	$275,793	58.6%	$212,926	47.5%	$190,202	46.7%
Other revolving credit plans	82,089	14.4	83,158	16.9	77,305	16.4	81,124	18.1	73,756	18.1
Student loans	5,188	0.9	8,644	1.8	14,920	3.2	25,053	5.6	38,636	9.5
Other	184,969	32.5	116,234	23.6	102,728	21.8	129,250	28.8	104,885	25.7
Total consumer	$569,432	100.0%	$492,206	100.0%	$470,746	100.0%	$448,353	100.0%	$407,479	100.0%

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

Consumer loans totaled $569.4 million at December 31, 2019, increasing by $77.2 million, or 15.7%, from December 31, 2018 of $492.2 million, which increased by $21.5 million, or 4.6%, compared to the $470.7 million held at December 31, 2017. At December 31, 2019, automobile loans, primarily indirect dealer loans, comprised 52.2% of consumer loans outstanding.

Total automobile loans of $297.2 million at December 31, 2019 increased by $13.0 million, or 4.6%, from December 31, 2018 of $284.2 million, which increased by $8.4 million, or 3.0%, from $275.8 million at December 31, 2017.

In 2019, we purchased a U.S.Mainland automobile loan portfolio totaling $30.2 million, which included a $0.6 million premium over the $29.6 million outstanding balance. In 2018, we purchased a U.S.Mainland automobile loan portfolio totaling $20.6 million, which included a $0.1 million premium over the $20.5 million outstanding balance. In 2017, we purchased three U.S.Mainland automobile loan portfolios totaling $83.8 million, which included $2.3 million in premiums over the $81.4 million outstanding balance. In 2016, we purchased two U.S.Mainland automobile loan portfolios totaling $41.2 million, which included $0.9 million in premiums over the $40.3 million outstanding balance. In 2015, we purchased two U.S.Mainland automobile loan portfolios totaling $52.8 million, which included $1.7 million in premiums over the $51.1 million outstanding balance.

Other revolving credit plans loans include extensions of credit to individuals and totaled $82.1 million at December 31, 2019, which decreased by $1.1 million, or 1.3%, from December 31, 2018 of $83.2 million, which increased by $5.9 million, or 7.6%, from $77.3 million at December 31, 2017.

Total student loans of $5.2 million at December 31, 2019 decreased by $3.5 million, or 40.0%, from December 31, 2018 of $8.6 million, which decreased by $6.3 million, or 42.1%, from $14.9 million at December 31, 2017, primarily due to run-off.

Other consumer loans of $185.0 million at December 31, 2019 increased by $68.7 million, or 59.1%, from December 31, 2018 of $116.2 million, which increased by $13.5 million, or 13.1%, from $102.7 million at December 31, 2017. Other consumer loans at December 31, 2019 include U.S. Mainland unsecured consumer loan portfolio balances of $110.1 million, $37.6 million and $13.7 million at December 31, 2019,

In 2019, we purchased U.S. Mainland unsecured consumer loan portfolios (included in other) with outstanding balances totaling $112.2 million for $109.9 million, reflecting a net discount of $2.3 million. In 2018, 2016 and 2015, we also purchased U.S. Mainland unsecured consumer loan portfolios totaling $38.0 million, $35.7 million and $15.9 million, respectively, which represented the outstanding balances at the time of purchase.

Concentrations of Credit Risk

As of December 31, 2019, approximately $3.31 billion, or 74.4% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 88.2% of our loan portfolio was concentrated in the Hawaii market while 11.8% was concentrated in the U.S. Mainland as of December 31, 2019.

Our foreign credit exposure as of December 31, 2019 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2019, commercial, financial and agricultural loans were 44.8% fixed-rate and 55.2% variable-rate. Real estate construction loans were 46.7% fixed-rate and 53.3% variable-rate. Residential mortgage loans were 67.1% fixed-rate and 32.9% variable-rate. Home equity lines and loans were 9.9% fixed-rate and 90.1% variable-rate. Commercial mortgage loans were 38.7% fixed-rate and 61.3% variable-rate. Consumer loans were 84.8% fixed-rate and 15.2% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2019. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 21 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural
With fixed interest rates	$8,245	$113,885	$133,315	$255,445
With variable interest rates	44,591	158,682	111,371	314,644
Total commercial, financial and agricultural	52,836	272,567	244,686	570,089

Construction
With fixed interest rates	—	4,613	40,276	44,889
With variable interest rates	14,715	27,763	8,772	51,250
Total construction	14,715	32,376	49,048	96,139

Residential mortgage
With fixed interest rates	87	13,858	1,057,030	1,070,975
With variable interest rates	603	4,126	520,097	524,826
Total residential mortgage	690	17,984	1,577,127	1,595,801

Home equity
With fixed interest rates	1,000	5,695	42,051	48,746
With variable interest rates	6,012	9,800	425,681	441,493
Total home equity	7,012	15,495	467,732	490,239

Commercial mortgage
With fixed interest rates	3,606	123,460	307,909	434,975
With variable interest rates	6,835	300,189	382,912	689,936
Total commercial mortgage	10,441	423,649	690,821	1,124,911

Consumer
With fixed interest rates	6,477	402,066	74,298	482,841
With variable interest rates	38,265	22,455	25,955	86,675
Total consumer	44,742	424,521	100,253	569,516

Leases
With fixed interest rates	—	—	—	—
With variable interest rates	—	—	—	—
Total leases	—	—	—	—

Total loans and leases	$130,436	$1,186,592	$3,129,667	$4,446,695

All loans
With fixed interest rates	$19,415	$663,577	$1,654,879	$2,337,871
With variable interest rates	111,021	523,015	1,474,788	2,108,824
Total loans and leases	$130,436	$1,186,592	$3,129,667	$4,446,695

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and subsequent amendments to the guidance, ASU 2019-04 in April 2019 and ASU 2019-05 in May 2019. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, and instead provides for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. At adoption, the change to the allowance for credit losses as a result of CECL implementation will be recorded as a cumulative effect adjustment to retained earnings on the consolidated balance sheet.

While the CECL implementation effort is near completion, the Company is unable to determine the final adoption impact on our consolidated financial statements as certain internal controls over the calculation and inputs have not yet fully operated. Additional work will be completed on internal controls over significant assumptions utilized. However, based on preliminary analyses completed thus far, management estimates its allowance for credit losses, including reserves for unfunded commitments, to increase by roughly 0%-15%. The foregoing range is based on the Company's calculation models and the underlying assumptions embedded in its methodology, including economic forecasts and sensitivity analyses. The final calculation, including assumptions, economic forecasts and inputs are subject to change based on the final completion of all internal controls and related testing.

The following table sets forth certain information with respect to the Allowance as of the dates or for the periods indicated.

Table 11. Allowance for Loan and Lease Losses

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans and leases outstanding	$4,241,308	$3,898,250	$3,622,033	$3,385,741	$3,038,100

Allowance for Loan and Lease Losses
Balance at beginning of year	$47,916	$50,001	$56,631	$63,314	$74,040

Charge-offs:
Commercial, financial and agricultural	2,478	2,852	1,704	1,599	5,658
Real estate:
Construction	—	—	—	—	—
Residential mortgage	—	—	73	—	—
Home equity	5	—	—	—	110
Commercial mortgage	—	—	—	209	838
Consumer	8,265	7,323	6,294	5,054	4,650
Leases	—	—	—	—	—
Total	10,748	10,175	8,071	6,862	11,256

Recoveries:
Commercial, financial and agricultural	1,174	1,203	1,366	2,114	4,788
Real estate:
Construction	610	5,759	169	133	880
Residential mortgage	524	204	879	695	1,121
Home equity	42	27	44	15	1,056
Commercial mortgage	25	52	157	1,024	6,719
Consumer	2,111	1,969	1,500	1,715	1,610
Leases	—	—	—	—	27
Total	4,486	9,214	4,115	5,696	16,201
Net loan charge-offs (recoveries)	6,262	961	3,956	1,166	(4,945)

Provision (credit) for loan and lease losses	6,317	(1,124)	(2,674)	(5,517)	(15,671)

Balance at end of year	$47,971	$47,916	$50,001	$56,631	$63,314

Ratios:
Allowance to loans and leases outstanding	1.08%	1.17%	1.33%	1.61%	1.97%

Net loan charge-offs (recoveries) to average loans and leases outstanding	0.15%	0.02%	0.11%	0.03%	(0.16)%

Our Allowance at December 31, 2019 totaled $48.0 million, which increased by $0.1 million, or 0.1%, from December 31, 2018. When expressed as a percentage of total loans and leases, our Allowance decreased to 1.08% at December 31, 2019, from 1.17% at December 31, 2018. The Provision of $6.3 million recognized during the year was offset by $6.3 million in net charge-offs during the year. The decrease in our Allowance as a percentage of total loans and leases from December 31, 2018 to December 31, 2019 is consistent with our improved credit risk profile as evidenced by a decrease in our nonperforming assets and is consistent with our belief that stabilization in our loan portfolio, the overall economy and the commercial real estate markets both in Hawaii and on the U.S. Mainland is continuing.

Our Allowance as a percentage of our nonperforming assets increased from 1,750.68% at December 31, 2018 to 2,790.63% at December 31, 2019. Our Allowance as a percentage of our nonaccrual loans increased from 2,062.68% at December 31, 2018 to 3,084.95% at December 31, 2019.

This trend was consistent with the improving credit quality as represented by nonperforming assets of $1.7 million, $2.7 million, and $3.6 million at December 31, 2019, 2018 and 2017, respectively.  Net charge-offs were $6.3 million, $1.0 million, and $4.0 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

The following table sets forth the allocation of the Allowance by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Loan and Lease Losses

	December 31,
	2019		2018		2017		2016		2015
	Allowance	Loan Category as a % of Total Loans	Allowance	Loan Category as a % of Total Loans	Allowance	Loan Category as a % of Total Loans	Allowance	Loan Category as a % of Total Loans	Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$8,136	12.8%	$8,027	14.3%	$7,594	13.4%	$8,637	14.5%	$6,905	16.2%
Real estate:
Construction	1,792	2.2	1,202	1.6	1,835	1.7	4,224	2.9	8,454	2.7
Residential mortgage	13,327	36.0	14,349	35.0	14,328	35.6	15,055	34.5	14,642	35.3
Home equity	4,206	11.0	3,788	11.5	3,317	10.9	3,502	10.3	3,096	9.4
Commercial mortgage	11,113	25.2	13,358	25.5	16,801	25.9	19,104	25.1	21,847	23.7
Consumer	9,397	12.8	7,192	12.1	6,126	12.5	6,109	12.7	6,230	12.7
Leases	—	—	—	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—	—	2,140	—
Total	$47,971	100.0%	$47,916	100.0%	$50,001	100.0%	$56,631	100.0%	$63,314	100.0%

The Allowance allocated to commercial, financial and agricultural loans totaled $8.1 million, or 1.4%, of total commercial, financial and agricultural loans at December 31, 2019, compared to $8.0 million, or 1.4%, of related loans at December 31, 2018.

The Allowance allocated to construction loans totaled $1.8 million, or 1.9%, of total construction loans at December 31, 2019, compared to $1.2 million, or 1.8%, of construction loans outstanding at December 31, 2018. The increases in the ending Allowance amount and the Allowance as a percentage of construction loans were primarily due to and consistent with the increase in the construction loan portfolio. In 2018, the Company received a $4.5 million recovery on a U.S. mainland land loan, which is included in the construction loan category.

The Allowance allocated to our residential mortgage loans totaled $13.3 million, or 0.8%, of total residential mortgage loans at December 31, 2019, compared to $14.3 million, or 1.0%, of related loans at December 31, 2018. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial mortgage loans were due to continued improvement in credit quality of the portfolio.

The Allowance allocated to our home equity loans totaled $4.2 million, or 0.9%, of total home equity loans at December 31, 2019, compared to $3.8 million, or 0.8%, of related loans at December 31, 2018. The increases in the ending Allowance amount and the Allowance as a percentage of home equity loans were primarily due to and consistent with the increase in the home equity loan portfolio.

The Allowance allocated to commercial mortgage loans totaled $11.1 million, or 1.0%, of total commercial mortgage loans at December 31, 2019, compared to $13.4 million, or 1.3%, of related loans at December 31, 2018. The decreases in the ending Allowance amount and the Allowance as a percentage of commercial mortgage loans were due to continued improvement in credit quality of the portfolio.

The Allowance allocated to consumer loans totaled $9.4 million, or 1.7% of total consumer loans at December 31, 2019, compared to $7.2 million, or 1.5% of related loans at December 31, 2018. The increases in the ending Allowance amount and the Allowance as a percentage of consumer loans were consistent with the growth and increase in charge-offs in the consumer loan portfolio.

We had no remaining leases as of December 31, 2019. We did not allocate an Allowance for leases as of December 31, 2019 and 2018.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans
Commercial, financial and agricultural	$467	$—	$—	$1,877	$1,044
Real estate:
Residential mortgage	979	2,048	2,280	5,322	5,464
Home equity	92	275	416	333	666
Commercial mortgage	—	—	79	864	7,094
Consumer	17	—	—	—	—
Total nonaccrual loans	1,555	2,323	2,775	8,396	14,268

Other real estate
Real estate:
Residential mortgage	—	414	851	791	1,962
Home equity	164	—	—	—	—
Other real estate	164	414	851	791	1,962
Total nonperforming assets	1,719	2,737	3,626	9,187	16,230

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	724	—	49	—	—
Home equity	—	298	—	1,120	—
Consumer	286	238	515	271	273
Total accruing loans delinquent for 90 days or more	1,010	536	564	1,391	273

Restructured loans still accruing interest
Commercial, financial and agricultural	135	220	491	—	—
Real estate:
Construction	—	—	—	21	809
Residential mortgage	5,502	7,330	10,677	14,292	16,224
Commercial mortgage	1,839	1,036	1,466	1,879	3,224
Total restructured loans still accruing interest	7,476	8,586	12,634	16,192	20,257

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$10,205	$11,859	$16,824	$26,770	$36,760

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Total nonperforming assets as a percentage of loans and leases and other real estate	0.04%	0.07%	0.10%	0.26%	0.51%

Total nonperforming assets and accruing loans delinquent for 90 days or more as a percentage of loans and leases and other real estate	0.06%	0.08%	0.11%	0.30%	0.51%

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and leases and other real estate	0.23%	0.29%	0.45%	0.76%	1.14%

Year-to-date changes in nonperforming assets:
Balance at beginning of year	$2,737	$3,626	$9,187	$16,230	$42,035
Additions	1,617	593	3,678	6,326	11,863
Reductions:
Payments	(2,211)	(467)	(5,522)	(6,390)	(9,564)
Return to accrual status	(27)	(538)	(3,645)	(4,546)	(11,486)
Sales of foreclosed assets	(302)	(40)	(165)	(2,599)	(13,307)
Charge-offs, valuation and other adjustments	(95)	(437)	93	166	(3,311)
Total reductions	(2,635)	(1,482)	(9,239)	(13,369)	(37,668)
Balance at end of year	$1,719	$2,737	$3,626	$9,187	$16,230

Nonperforming assets, which includes nonaccrual loans and leases, nonperforming loans classified as held for sale and other real estate, totaled $1.7 million at December 31, 2019, compared to $2.7 million at December 31, 2018. Nonperforming assets at December 31, 2019 were comprised of $1.6 million in nonaccrual loans, none of which were loans classified as held for sale, and $0.2 million in other real estate.

The decline in 2019 was attributable to $2.2 million in repayments, the sale of $0.3 million of foreclosed assets and $0.1 million in charge-offs, valuation and other adjustments. All of these decreases were offset by $1.6 million in gross additions.

Net changes to nonperforming assets by category during 2019 included net decreases in Hawaii residential mortgage assets totaling $1.5 million.

Loans delinquent for 90 days or more still accruing interest totaled $1.0 million at December 31, 2019, compared to $0.5 million at December 31, 2018.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2019			2018			2017
	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)
	(Dollars in thousands)
Debt securities:
States and political subdivisions	$—	$122,018	$—	$—	$173,674	$—	$—	$179,781	$—
Corporate securities	—	30,529	—	—	54,849	—	—	74,278	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	40,381	—	—	32,574	—	—	25,510	—

Mortgage-backed securities:
Residential - U.S. government-sponsored entities ("GSEs")	—	677,822	—	83,436	717,052	—	100,279	800,683	—
Residential - Non-government sponsored entities ("Non-GSEs")	—	37,191	—	—	41,118	—	—	46,763	—
Commercial - U.S. GSEs and agencies	—	81,225	—	65,072	51,483	—	91,474	39,725	—
Commercial - Non-GSEs	—	137,817	—	—	134,728	—	—	137,326	—

Equity securities	—	—	1,127	—	—	826	—	—	825
Total	$—	$1,126,983	$1,127	$148,508	$1,205,478	$826	$191,753	$1,304,066	$825

Investment securities totaled $1.13 billion at December 31, 2019, decreasing by $226.7 million, or 16.7%, from the $1.35 billion held at December 31, 2018, which decreased by $141.8 million, or 9.5%, from the $1.50 billion at year-end 2017.

In the third quarter of 2019, $53.9 million in lower-yielding available-for-sale securities were sold as part of an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. We received $53.9 million in gross proceeds and reinvested the proceeds in $52.5 million in higher-yielding, longer duration investment securities with an average yield of 2.54% and a weighted average life of 6.6 years. The investment securities sold had an average yield of 2.10% and a weighted average life of 3.2 years. Gross realized gains on the sale of the investment securities were $36 thousand. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2019.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$30,716	2.89%
After one but within five years	34,226	2.38
After five but within ten years	41,323	3.50
After ten years	15,753	3.58
Total debt securities - States and political subdivisions	122,018	3.04

Debt securities - Corporate:
Within one year	19,966	2.90
After one but within five years	10,563	2.65
After five but within ten years	—	—
After ten years	—	—
Total debt securities - Corporate	30,529	2.81

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	—	—
After one but within five years	2,468	3.24
After five but within ten years	22,371	2.88
After ten years	15,542	3.08
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	2.98

Residential mortgage-backed securities - U.S. GSEs:
Within one year	366	2.95
After one but within five years	2,346	2.60
After five but within ten years	71,715	2.12
After ten years	603,395	2.53
Total residential mortgage-backed securities - U.S. GSEs	677,822	2.49

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	37,191	3.39
Total residential mortgage-backed securities - Non-GSEs	37,191	3.39

Commercial mortgage-backed securities - U.S. GSEs and agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	44,918	2.87
After ten years	36,307	2.54

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Total commercial mortgage-backed securities - U.S. GSEs and agencies	81,225	2.72

Commercial mortgage-backed securities - Non-GSEs:
Within one year	21,999	3.02
After one but within five years	95,157	3.11
After five but within ten years	20,661	4.10
After ten years	—	—
Total commercial mortgage-backed securities - Non-GSEs	137,817	3.24

Total available-for-sale portfolio	$1,126,983	2.71%

Equity securities:
No stated maturity	$1,127	—%
Total equity securities	$1,127	—%

Total investment securities	$1,128,110	2.71%

(1)	Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

As of December 31, 2019, the weighted average yield of the investment portfolio of 2.71% decreased by 7 bp from 2.78% in the prior year.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,450,532	$1,436,967	$1,395,556	$1,265,246	$1,145,244
Interest-bearing demand deposits	1,043,010	954,011	933,054	862,991	824,895
Savings and money market deposits	1,600,028	1,448,257	1,481,876	1,390,600	1,399,093
Time deposits less than $100,000	165,755	176,707	180,748	194,730	212,946
Core deposits	4,259,325	4,015,942	3,991,234	3,713,567	3,582,178
Government time deposits	533,088	631,293	687,052	701,417	664,756
Other time deposits of $100,000 to $250,000	107,550	106,783	101,560	103,720	114,083
Other time deposits greater than $250,000	220,060	192,472	176,508	89,497	72,422
Total time deposits of $100,000 and greater	860,698	930,548	965,120	894,634	851,261
Total deposits	$5,120,023	$4,946,490	$4,956,354	$4,608,201	$4,433,439

Total deposits of $5.12 billion at December 31, 2019 increased by $173.5 million, or 3.5%, from total deposits of $4.95 billion at December 31, 2018. Total deposits at December 31, 2018 decreased by $9.9 million, or 0.2%, over the year-end 2017 balance of $4.96 billion. The increase in deposits in 2019 reflects net increases in savings and money market deposits of $151.8 million, interest-bearing demand deposits of $89.0 million, other time deposits greater than $100,000 (excluding government time deposits) totaling $28.4 million, and noninterest-bearing demand deposits of $13.6 million. The net increases were partially offset by decreases in government time deposits of $98.2 million and time deposits less than $100,000 of $11.0 million. In 2018 and 2019, FHLB advances were used to replace government time deposits and fund loan growth.

Core deposits totaled $4.26 billion at December 31, 2019 and increased by $243.4 million, or 6.1%, from December 31, 2018, which increased by $24.7 million or 0.6% from December 31, 2017. Core deposits as a percentage of total deposits was 83.2% at December 31, 2019, compared to 81.2% at December 31, 2018 and 80.5% at December 31, 2017. For additional information regarding the contractual maturities of our time deposits, See Note 10 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 29 bp in 2019, while savings and money market deposit rates increased by 20 bp. The average rate paid on all deposits increased 9 bp to 0.48% in 2019 from 0.39% in 2018, which increased from 0.23% in 2017.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$1,375,903	—%	$1,385,427	—%	$1,325,583	—%
Interest-bearing demand deposits	984,298	0.08	936,034	0.08	901,171	0.07
Savings and money market deposits	1,556,766	0.33	1,494,658	0.13	1,449,379	0.08
Time deposits	1,068,734	1.69	1,194,579	1.40	1,173,020	0.81
Total	$4,985,701	0.48	$5,010,698	0.39	$4,849,153	0.23

We expect overall deposit rates to hold relatively steady in 2020 based on the Federal Open Market Committee's recent statements. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2019.

Table 18. Contractual Obligations

	Payments Due By Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$150,000	$—	$—	$—	$150,000
Long-term debt	25,000	25,000	—	51,547	101,547
Pension plan and SERP obligations	2,098	4,180	4,461	22,835	33,574
Operating leases	6,216	11,379	10,122	40,920	68,637
Purchase obligations	27,989	30,537	20,620	946	80,092
Other long-term liabilities	6,873	4,504	36	49	11,462
Total	$218,176	$75,600	$35,239	$116,297	$445,312

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

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital (whether debt and/or equity) or returning capital to our shareholders, and the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $528.5 million at December 31, 2019, an increase of $36.8 million, or 7.5%, from the $491.7 million at December 31, 2018, which decreased by $8.3 million, or 1.7%, from December 31, 2017. When expressed as a percentage of total assets, shareholders' equity was 8.8% at December 31, 2019, compared to 8.5% at December 31, 2018 and 8.9% at December 31, 2017.

The increase in shareholders' equity from December 31, 2018 to December 31, 2019 was primarily attributable to: 1) net income of $58.3 million and 2) accumulated other comprehensive income of $27.6 million, partially offset by: 1) the repurchase of 797,003 shares of our common stock for a total cost of $22.8 million, under our stock repurchase program, and 2)

cash dividends paid of $25.7 million. During 2019 we repurchased approximately 2.8% of our common stock outstanding at December 31, 2018.

The decrease in shareholders' equity from December 31, 2017 to December 31, 2018 was primarily attributable to: 1) the repurchase of 1,155,157 shares of our common stock for a total cost of $32.8 million, under our stock repurchase program, 2) cash dividends paid of $24.1 million and 3) accumulated other comprehensive loss of $13.1 million, partially offset by net income of $59.5 million. During 2018 we repurchased approximately 3.8% of our common stock outstanding at December 31, 2017.

Our tangible common equity ratio was 8.79% at December 31, 2019, compared to 8.47% at December 31, 2018 and 8.86% at December 31, 2017. Our book value per share was $18.68, $16.97, and $16.65 at year-end 2019, 2018 and 2017, respectively. The increase in our tangible common equity ratio in 2019 from 2018 was primarily attributable to the increase in common equity due to net income recorded in 2019, partially offset by the reduction in our common equity due to common stock repurchases , as well as the quarterly dividends paid in 2019. The increase in our book value per share from 2018 was primarily attributable to net income recorded in 2019 of $58.3 million, combined with the reduction in common shares outstanding due to the aforementioned common stock repurchases completed in 2019.

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

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 19. Reconciliation to Tangible Common Equity Ratio

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Total shareholders’ equity	$528,520	$491,725	$500,011
Less:
Other intangible assets (core deposit premium)	—	—	(2,006)
Tangible common equity	$528,520	$491,725	$498,005

Total assets	$6,012,672	$5,807,026	$5,623,708
Less: Other intangible assets (core deposit premium)	—	—	(2,006)
Tangible assets	$6,012,672	$5,807,026	$5,621,702

Tangible common equity to tangible assets	8.79%	8.47%	8.86%

Trust Preferred Securities

As of December 31, 2019, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the trusts' obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

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

We also previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2019, on a stand-alone basis, CPF had an available cash balance of approximately $10.6 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2019, the bank had Statutory Retained Earnings of $66.6 million.

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

Share Repurchases

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company and our shareholders. In January 2017, our Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Company's Board of Directors.

In November 2017, the Board of Directors authorized an increase in the 2017 Repurchase Plan authority by an additional $50.0 million (known henceforth as the "Repurchase Plan"). In 2017, 864,483 shares of common stock, at a cost of $26.6 million, were repurchased under the previous share repurchase plan and the Repurchase Plan combined.

In 2018, 1,155,157 shares of common stock, at a cost of $32.8 million, were repurchased under the Repurchase Plan.

In June 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2019 Repurchase Plan"). The 2019 Repurchase Plan replaces and supersedes in its entirety the Repurchase Plan, which had $6.8 million in remaining repurchase authority.

In 2019, 797,003 shares of common stock, at a cost of $22.8 million, were repurchased under the 2019 Repurchase Plan. A total of $21.1 million remained available for repurchase under the 2019 Repurchase Plan at December 31, 2019.

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The new repurchase plan replaces and supersedes in its entirety the 2019 Repurchase Plan. Our ability to repurchase shares is subject to the discretion of our Board of Directors and approval of our regulators, and there can be no assurance that the Board will repurchase shares of our common stock in the future.

Cybersecurity

In recent years, cybersecurity has gained prominence within the financial services industry due to increases in the quantity and sophistication of cyber-attacks, which include significant distributed denial-of-service and credential validation attacks, malicious code and viruses and attempts to breach the security of systems, which, in certain instances, have resulted in unauthorized access to customer account data.

The bank has a number of complex information systems used for a variety of functions by customers, employees and vendors. In addition, third parties with which the bank does business or that facilitate business activities (e.g., vendors, exchanges, clearing houses, central depositories and financial intermediaries) could also be sources of cybersecurity risk to the bank, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to the bank.

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

As a complement to the overall cybersecurity infrastructure, the bank utilizes a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. The bank also uses third party services as part of its cybersecurity framework, and any such third parties are required to comply with the bank’s policies regarding information security and confidentiality. In addition, the bank retains third party groups to assess and supplement the bank’s cybersecurity needs. These cyber-attacks have not, to date, resulted in any material disruption to the bank’s operations or harm to its customers and have not had a material adverse effect on the bank’s results of operations; however, there can be no assurance that a sophisticated cyber-attack can be detected or thwarted.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2019. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
	(Dollars in thousands)
Assets
Interest-bearing deposits in other financial institutions	$24,554	$—	$—	$—	$—	$—	$24,554
Investment securities	103,490	75,941	101,279	357,448	488,825	1,127	1,128,110
Loans held for sale	9,071	—	—	—	—	12	9,083
Loans and leases	1,036,397	295,631	544,018	1,386,181	1,184,468	2,845	4,449,540
FHLB stock	14,983	—	—	—	—	—	14,983
Other assets	—	—	—	—	—	386,402	386,402
Total assets	$1,188,495	$371,572	$645,297	$1,743,629	$1,673,293	$390,386	$6,012,672

Liabilities and Equity
Noninterest-bearing deposits	$1,450,532	$—	$—	$—	$—	$—	$1,450,532
Interest-bearing deposits	3,041,493	287,600	262,156	56,044	22,198	—	3,669,491
FHLB advances and other short-term borrowings	150,000	—	—	—	—	—	150,000
Long-term debt	51,547	—	25,000	25,000	—	—	101,547
Lease liability	—	—	—	—	—	52,632	52,632
Other liabilities	—	—	—	—	—	59,950	59,950
Equity	—	—	—	—	—	528,520	528,520
Total liabilities and equity	$4,693,572	$287,600	$287,156	$81,044	$22,198	$641,102	$6,012,672

Interest rate sensitivity gap	$(3,505,077)	$83,972	$358,141	$1,662,585	$1,651,095	$(250,716)	$—

Cumulative interest rate sensitivity gap	$(3,505,077)	$(3,421,105)	$(3,062,964)	$(1,400,379)	$250,716	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of December 31, 2019, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	2.45%
-100bp	(5.01)%

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

Table 21. Interest Rate Sensitivity

	Expected Maturity Within
	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
	(Dollars in thousands)
Interest-sensitive assets
Interest-bearing deposits in other financial institutions	$24,554	$—	$—	$—	$—	$—	$24,554	$24,554
Weighted average yields	1.55%	0.00%	0.00%	0.00%	0.00%	0.00%	1.55%

Fixed-rate investment securities	$239,729	$180,231	$177,471	$81,652	$90,951	$316,568	$1,086,602	$1,086,602
Weighted average yields	2.56%	2.64%	2.76%	2.57%	2.80%	2.82%	2.70%

Variable-rate investment securities	$3,634	$3,307	$3,010	$2,739	$4,012	$23,679	$40,381	$40,381
Weighted average yields	2.98%	2.98%	2.98%	2.98%	3.08%	2.96%	2.98%

Equity investment securities	$—	$—	$—	$—	$—	$1,127	$1,127	$1,127
Weighted average yields	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed-rate loans and leases	$671,390	$528,489	$392,882	$270,393	$199,572	$481,084	$2,543,810	$2,512,865
Weighted average yields	4.39%	4.39%	4.21%	4.15%	4.10%	3.87%	4.22%

Variable-rate loans and leases	$737,445	$389,019	$285,417	$208,022	$126,566	$165,487	$1,911,956	$1,888,695
Weighted average yields	4.36%	3.78%	3.77%	3.62%	3.62%	3.59%	3.96%

Total - December 31, 2019	$1,676,752	$1,101,046	$858,780	$562,806	$421,101	$987,945	$5,608,430	$5,554,224

Total - December 31, 2018	$1,486,148	$960,554	$717,558	$593,113	$430,700	$1,270,825	$5,458,898	$5,317,220

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$2,643,038	$—	$—	$—	$—	$—	$2,643,038	$2,643,038
Weighted average rates paid	0.21%	0.00%	0.00%	0.00%	0.00%	0.00%	0.21%

Time deposits	$946,738	$35,469	$21,690	$9,956	$12,239	$361	$1,026,453	$1,023,362
Weighted average rates paid	1.41%	0.75%	0.89%	1.28%	1.07%	0.33%	1.37%

FHLB advances and other short-term borrowings	$150,000	$—	$—	$—	$—	$—	$150,000	$150,000
Weighted average rates paid	1.81%	0.00%	0.00%	0.00%	0.00%	0.00%	1.81%

Long-term debt	$25,000	$25,000	$—	$—	$—	$51,547	$101,547	$97,827
Weighted average rates paid	3.17%	3.25%	0.00%	0.00%	0.00%	4.11%	3.67%

Total - December 31, 2019	$3,764,776	$60,469	$21,690	$9,956	$12,239	$51,908	$3,921,038	$3,914,227

Total - December 31, 2018	$3,561,306	$113,258	$57,217	$12,900	$11,472	$72,536	$3,828,689	$3,816,885

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2019 was 86.9% compared to 82.4% at December 31, 2018. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $72.2 million in 2019, $103.5 million in 2018, and $96.8 million in 2017. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $129.0 million, $211.1 million and $296.1 million in 2019, 2018 and 2017, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2019, 2018 and 2017, net loan originations accounted for $237.5 million, $250.2 million and $166.1 million, respectively, of cash used in investing activities. In addition, purchases of portfolio loans totaled $140.1 million, $58.6 million and $83.8 million in 2019, 2018 and 2017, respectively. Net proceeds received from sales and maturities of investment securities totaled $253.6 million and $111.2 million in 2019 and 2018, respectively, compared to net purchases of investment securities of $47.6 million in 2017. Investing activities included proceeds from sales of foreclosed loans and other real estate of $140 thousand, $46 thousand, and $0.3 million in 2019, 2018 and 2017, respectively. We did not sell any loans originated for investment in 2019, 2018 and 2017.

Cash provided by financing activities totaled $57.6 million, $127.6 million, and $197.3 million in 2019, 2018 and 2017, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2019 and 2017, deposits increased by $173.5 million and $348.2 million, respectively, compared to a net decrease in deposits of $9.9 million in 2018. Net cash outflows of short-term debt totaled $47.0 million in 2019 and $103.0 million in 2017, compared to net cash inflows from short-term debt of $165.0 million in 2018. Repayments of long-term debt totaled $20.6 million in 2019. Proceeds from and repayments of long-term debt totaled $50.0 million and $20.6 million in 2018, respectively. There were no net cash inflows or outflows from long-term debt in 2017. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth or contraction during the period. Capital transactions, primarily cash dividends and stock repurchases, totaled $48.3 million, $57.0 million and $47.9 million of cash used in 2019, 2018 and 2017, respectively.

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

The bank is a member of and maintained a $1.84 billion line of credit with the FHLB as of December 31, 2019, of which $1.57 billion remained available as of December 31, 2019. Short-term borrowings under this arrangement totaled $150.0 million and $197.0 million at December 31, 2019 and 2018, respectively. Long-term debt with the FHLB as of December 31, 2019 and 2018 totaled $50.0 million. FHLB advances outstanding at December 31, 2019 were secured by certain real estate loans with a carrying value of $2.48 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $78.9 million and $4.6 million at December 31, 2019 and 2018, respectively.

The bank also maintained a line of credit with the Federal Reserve discount window of $65.3 million and $73.9 million as of December 31, 2019 and 2018, respectively. There were no advances outstanding under this arrangement at December 31, 2019 and 2018. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $126.1 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2019, net cash provided by operating activities amounted to $62.2 million. The primary source of funds in operating activities included dividends received from the bank of $63.0 million. Net cash used in financing activities amounted to $69.0 million. The primary use of funds in financing activities included the repurchases of common stock totaling $22.8 million and cash dividends of $25.7 million paid to our common shareholders. In addition, junior subordinated debentures issued by Trust II totaling $20.6 million were repaid in 2019.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited the adjustments to the 2017 consolidated financial statements to retrospectively apply the change in accounting principle related to Low Income Housing Tax Credit investments, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements taken as a whole.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses - Qualitative Adjustments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses balance was $47,971,000 at December 31, 2019, which consists of three basic elements: specific reserves for individually impaired loans, a general allowance for loans other than those analyzed as individually impaired, and qualitative adjustments based on environmental and other factors which may be internal or external to the Company.  The allowance for loan and lease losses is the estimate of incurred credit losses inherent in the loan and lease portfolio at the balance sheet date. The amount of the allowance for loan and lease losses is expected to be sufficient to absorb probable losses incurred in the loan and lease portfolio. The determination of the allowance for loan and lease losses involves significant assumptions which require a high degree of judgment relating to the Company’s loan and lease portfolio and the evaluation of the general economic conditions and other qualitative factors and how those assumptions impact probable incurred losses inherent within the loan and lease portfolio.  Changes in these assumptions could have a material effect on the Company’s financial results.

Qualitative adjustments, which are added to the historical loss rates, are utilized to address changes in conditions, trends, and circumstances such as economic conditions and industry changes that could have a significant impact on the risk profile of the loan and lease portfolio, and provide for losses in the loan and lease portfolio that may not be reflected and/or captured in the historical loss data. The Company primarily bases qualitative adjustments on the following factors including: lending policies, economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentrations and other internal and external factors. The evaluation of these factors results in qualitative adjustments, which contribute significantly to the estimate of the allowance for loan and lease losses. We identified the estimate of the aggregate effect of the qualitative adjustments on the allowance for loan and lease losses as a critical audit matter as it involved especially subjective auditor judgement.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the qualitative adjustments, including controls addressing:

◦	The completeness and accuracy of the data used as the basis for the qualitative adjustments,

◦	The mathematical accuracy of the qualitative adjustments calculation, and

◦	Management’s judgments related to the data and assumptions used in the determination of qualitative adjustments.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for determining the qualitative adjustments, including:

◦	Evaluation of the completeness and accuracy of the data used as a basis for the qualitative adjustments,

◦	Evaluation of the mathematical accuracy of the qualitative adjustments calculation,

◦	Evaluation of the reasonableness of management’s judgments related to the data and assumptions used in the determination of qualitative adjustments,

◦	Analytical evaluation of the directional consistency of the qualitative adjustments, with respect to the underlying trends, and

◦	Analytical evaluation of the overall adequacy of the allowance for loan and lease losses, including the qualitative adjustments.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Central Pacific Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to investments in low income housing tax credit partnerships described in Note 1, the consolidated statements of income, comprehensive income, changes in equity, and cash flows of Central Pacific Financial Corp. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). The 2017 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting related to investments in low income housing tax credit partnerships described in Note 1, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We or our predecessor firms served as the Company’s auditor from 1975 to 2018.

Honolulu, Hawaii
February 28, 2018

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$78,418	$80,569
Interest-bearing deposits in other financial institutions	24,554	21,617
Investment securities:
Available-for-sale debt securities, at fair value	1,126,983	1,205,478
Held-to-maturity debt securities, fair value of: none at December 31, 2019 and $144,272 at December 31, 2018	—	148,508
Equity securities, at fair value	1,127	826
Total investment securities	1,128,110	1,354,812

Loans held for sale	9,083	6,647
Loans and leases	4,449,540	4,078,366
Allowance for loan and lease losses	(47,971)	(47,916)
Loans and leases, net of allowance for loan and lease losses	4,401,569	4,030,450

Premises and equipment, net	46,343	45,285
Accrued interest receivable	16,500	17,000
Investment in unconsolidated subsidiaries	17,115	14,008
Other real estate owned, net	164	414
Mortgage servicing rights	14,718	15,596
Bank-owned life insurance	159,656	157,440
Federal Home Loan Bank ("FHLB") stock	14,983	16,645
Right-of-use lease asset	52,348	—
Other assets	49,111	46,543
Total assets	$6,012,672	$5,807,026

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,450,532	$1,436,967
Interest-bearing demand	1,043,010	954,011
Savings and money market	1,600,028	1,448,257
Time	1,026,453	1,107,255
Total deposits	5,120,023	4,946,490

FHLB advances and other short-term borrowings	150,000	197,000
Long-term debt	101,547	122,166
Lease liability	52,632	—
Other liabilities	59,950	49,645
Total liabilities	5,484,152	5,315,301

Contingent liabilities and other commitments (see Note 23)

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2019, and December 31, 2018	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,289,257 at December 31, 2019 and 28,967,715 at December 31, 2018	447,602	470,660
Additional paid-in capital	91,611	88,876
Accumulated deficit	(19,102)	(51,718)
Accumulated other comprehensive income (loss)	8,409	(16,093)
Total equity	528,520	491,725
Total liabilities and equity	$6,012,672	$5,807,026

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$182,657	$159,456	$144,224
Interest and dividends on investment securities:
Taxable investment securities	29,454	34,501	33,933
Tax-exempt investment securities	3,044	3,696	3,874
Dividend income on investment securities	63	61	49
Interest on deposits in other financial institutions	201	365	356
Dividend income on FHLB stock	964	215	126
Total interest income	216,383	198,294	182,562
Interest expense:
Interest on deposits:
Demand	800	734	641
Savings and money market	5,100	2,000	1,099
Time	18,044	16,770	9,457
Interest on short-term borrowings	4,285	1,236	183
Interest on long-term debt	4,080	4,556	3,479
Total interest expense	32,309	25,296	14,859
Net interest income	184,074	172,998	167,703
Provision (credit) for loan and lease losses	6,317	(1,124)	(2,674)
Net interest income after provision for loan and lease losses	177,757	174,122	170,377
Other operating income:
Mortgage banking income	5,983	7,315	6,962
Service charges on deposit accounts	8,406	8,406	8,468
Other service charges and fees	14,358	13,123	11,518
Income from fiduciary activities	4,395	4,245	3,674
Income from bank-owned life insurance	3,105	2,117	3,388
Net gain (loss) on sales of foreclosed assets	(145)	—	205
Equity in earnings of unconsolidated subsidiaries	257	233	602
Fees on foreign exchange	755	905	529
Loan placement fees	702	747	536
Net gains (losses) on sales of investment securities	36	(279)	(1,410)
Other	3,949	1,992	2,024
Total other operating income	41,801	38,804	36,496
Other operating expense:
Salaries and employee benefits	82,290	75,352	72,286
Net occupancy	14,299	13,763	13,571
Legal and professional services	7,354	7,330	7,724
Computer software expense	10,812	9,841	9,192
Amortization of core deposit premium	—	2,006	2,674
Communication expense	3,551	3,410	3,659
Equipment	4,353	4,239	3,785
Advertising expense	2,661	2,675	2,408
Foreclosed asset expense	251	574	151
Other	16,060	15,492	15,623
Total other operating expense	141,631	134,682	131,073
Income before income taxes	77,927	78,244	75,800
Income tax expense	19,605	18,758	34,596
Net income	$58,322	$59,486	$41,204

Per common share data:
Basic earnings per share	$2.05	$2.02	$1.36
Diluted earnings per share	2.03	2.01	1.34
Cash dividends declared	0.90	0.82	0.70

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$58,322	$59,486	$41,204

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	27,568	(14,122)	344
Defined benefit plans	34	1,043	138
Total other comprehensive income (loss), net of tax	27,602	(13,079)	482

Comprehensive income	$85,924	$46,407	$41,686

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2016	30,796,243	$—	$530,932	$84,180	$(108,941)	$(1,521)	$25	$504,675
Net income	—	—	—	—	41,204	$—	—	41,204
Other comprehensive income	—	—	—	—	—	482	—	482
Cash dividends declared ($0.70 per share)	—	—	—	—	(21,299)	—	—	(21,299)
12,020 net shares of common stock sold by directors' deferred compensation plan	—	—	(385)	—	—	—	—	(385)
864,483 shares of common stock repurchased and other related costs	(864,483)	—	(26,559)	—	—	—	—	(26,559)
Share-based compensation expense	92,462	—	—	1,918	—	—	—	1,918
Non-controlling interest expense	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	59,486	—	—	59,486
Other comprehensive loss	—	—	—	—	—	(13,079)	—	(13,079)
Cash dividends declared ($0.82 per share)	—	—	—	—	(24,143)	—	—	(24,143)
16,950 net shares of common stock sold by directors' deferred compensation plan	—	—	(504)	—	—	—	—	(504)
1,155,157 shares of common stock repurchased and other related costs	(1,155,157)	—	(32,824)	—	—	—	—	(32,824)
Share-based compensation expense	98,650	—	—	2,778	—	—	—	2,778
Non-controlling interest expense	—	—	—	—	—	—	(24)	(24)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (3)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	58,322	—	—	58,322
Other comprehensive income	—	—	—	—	—	27,602	—	27,602
Cash dividends declared ($0.90 per share)	—	—	—	—	(25,706)	—	—	(25,706)
14,600 net shares of common stock sold by directors' deferred compensation plan	—	—	(416)	—	—	—	—	(416)
797,003 shares of common stock repurchased and other related costs	(797,003)	—	(22,793)	—	—	—	—	(22,793)
Share-based compensation expense	118,545	—	151	2,735	—	—	—	2,886
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-01.
(2) Represents the impact of the adoption of ASU 2018-02.
(3) Represents the impact of the adoption of ASU 2017-12. See Note 1 to the consolidated financial statements for additional information

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$58,322	$59,486	$41,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan and lease losses	6,317	(1,124)	(2,674)
Depreciation and amortization of premises and equipment	6,139	6,288	6,441
Non-cash lease expense	284	—	—
Cash flows from operating leases	(6,230)	—	—
Amortization of mortgage servicing rights and core deposit premium	2,460	3,865	4,962
Write down of other real estate, net of loss (gain) on sale	252	431	(192)
Net amortization and accretion of premium/discounts on investment securities	9,271	10,907	11,674
Share-based compensation expense	2,735	2,778	1,918
Net loss (gain) on sales of investment securities	(36)	279	1,410
Net gain on sales of residential mortgage loans	(4,128)	(4,085)	(4,069)
Proceeds from sales of loans held for sale	207,686	240,137	319,556
Origination of loans held for sale	(205,994)	(226,363)	(299,942)
Equity in earnings of unconsolidated subsidiaries	(257)	(233)	(602)
Distributions from unconsolidated subsidiaries	246	685	—
Net increase in cash surrender value of bank-owned life insurance	(3,259)	(2,248)	(3,940)
Deferred income tax expense (benefit)	(3,965)	7,874	32,206
Net tax benefits from share-based compensation	253	144	544
Net change in other assets and liabilities	2,096	4,665	(11,712)
Net cash provided by operating activities	72,192	103,486	96,784

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	252,079	143,876	169,472
Proceeds from sales of available-for-sale investment securities	53,935	10,014	114,536
Purchases of available-for-sale investment securities	(55,011)	(85,366)	(356,887)
Redemption of MasterCard Class B common stock	2,555	—	—
Proceeds from maturities of and calls on held-to-maturity investment securities	—	42,722	25,237
Loan (originations) and payments, net	(237,493)	(250,188)	(166,051)
Purchases of loan portfolios	(140,085)	(58,564)	(83,784)
Proceeds from sales of foreclosed loans and other real estate	140	46	286
Proceeds from bank-owned life insurance death benefits	1,043	1,101	3,240
Purchases of premises and equipment	(7,197)	(3,225)	(6,531)
Distributions from unconsolidated subsidiaries	622	622	658
Contributions to unconsolidated subsidiaries	(1,222)	(3,297)	(114)
Proceeds from redemption (purchases) of FHLB stock	1,662	(8,884)	3,811
Net cash used in investing activities	(128,972)	(211,143)	(296,127)

Cash flows from financing activities:
Net increase (decrease) in deposits	173,533	(9,864)	348,153
Proceeds from long-term debt	—	50,000	—
Repayments of long-term debt	(20,619)	(20,619)	—
Net (decrease) increase in FHLB advances and other short-term borrowings	(47,000)	165,000	(103,000)
Cash dividends paid on common stock	(25,706)	(24,143)	(21,299)
Repurchases of common stock	(22,793)	(32,824)	(26,559)
Net proceeds from issuance of common stock and stock option exercises	151	—	—
Net cash provided by financing activities	57,566	127,550	197,295

Net increase (decrease) in cash and cash equivalents	786	19,893	(2,048)

Cash and cash equivalents at beginning of year	102,186	82,293	84,341
Cash and cash equivalents at end of year	$102,972	$102,186	$82,293

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$33,072	$23,943	$12,717
Income taxes	24,101	23	8,401

Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$416	$504	$385
Net reclassification of loans to foreclosed loans and other real estate	142	40	154
Net transfer of investment securities from held-to-maturity to available-for-sale	(149,042)	—	—
Right-of-use lease assets obtained in exchange for lease liabilities	56,779	—	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018, and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 35 branches and 77 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

Accounting Policy Change and Reclassification

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

As a result of this accounting policy change, the following presents the effect of the change on our consolidated statements of income for periods prior to the fourth quarter of 2018 that were retrospectively adjusted:

	December 31, 2018			December 31, 2017
			Impact of			Impact of
(dollars in thousands)	Unadjusted	Adjusted	Change	Unadjusted	Adjusted	Change
Other operating expense	$135,687	$134,682	$(1,005)	$131,817	$131,073	$(744)
Income tax expense	17,753	18,758	1,005	33,852	34,596	744
Net income	59,486	59,486	—	41,204	41,204	—

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2015, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC. The bank concluded that the investment met the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation". The bank also concluded that the entity met the definition of a variable interest entity and that we were the primary beneficiary of the variable interest entity. Accordingly, the investment was consolidated into our financial statements as of December 31, 2017. One Hawaii HomeLoans, LLC was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018.

We have 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated subsidiaries: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC. We also had a 50% ownership in Pacific Access Mortgage, LLC, which was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018.

As previously discussed we have LIHTC investments that are now accounted for under the proportional amortization method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are also included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $15.3 million and $1.6 million, respectively, at December 31, 2019 and $0.2 million, $11.6 million and $2.2 million, respectively, at December 31, 2018. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

Investment Securities

Investments in debt securities are designated as trading, available-for-sale ("AFS"), or held-to-maturity (HTM"). Investments in debt securities are designated as HTM only if we have the positive intent and ability to hold these securities to maturity. HTM securities are reported at amortized cost. Trading securities are reported at fair value, with changes in fair value included in net income. Debt securities not classified as HTM or trading are classified as AFS and are reported at fair value, with net unrealized gains and losses, net of applicable taxes, included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value included in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities (“MBS”) and other debt securities. The Company’s MBS portfolio is comprised of primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (which shall have a minimum credit rating of BBB) and non-agency residential and commercial MBS (which shall meet minimum internal credit guidelines).

The Company’s other debt securities portfolio is comprised of obligations issued by U.S. government entities and agencies, obligations issued by states and political subdivisions (which shall have a minimum credit rating of BBB), and corporate bonds (which shall have a minimum credit rating of BBB-).

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums to the earliest call date. We accrete discounts associated with investment securities using the interest method over the life of the respective security instrument. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.

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

The declines in market value of investment securities at December 31, 2019 and 2018 were primarily attributable to changes in interest rates and volatility in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not consider our investments to be other-than-temporarily impaired.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and unamortized purchase premiums and discounts. Net deferred loan origination fees and costs are recognized over the life of the related loan as an adjustment to yield and are amortized using the interest method over the contractual terms of the underlying loan, adjusted for actual prepayments. Unamortized loan origination fees and costs on loans paid in full are recognized as a component of interest income on loans. Purchase premiums and discounts are generally amortized into interest income using the interest method over the contractual terms of the underlying loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans is reported together with accrued interest on investments in AFS debt securities on the consolidated balance sheets.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Loans are placed on nonaccrual status when interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectibility of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current and full payment of principal and interest is reasonably assured.

Troubled Debt Restructuring (“TDR”)

A loan is accounted for and reported as a TDR when, for economic or legal reasons, the Company grants a concession to a borrower experiencing financial difficulty that it would not otherwise consider. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

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

General Allowance

In determining the general allowance component of the Allowance, the Company utilizes a comprehensive approach to segment the loan portfolio into homogeneous groups. The Company's methodology segments the portfolio generally by FDIC Call Report codes in eleven segments, and is consistent with general industry practice. For the purpose of determining general allowance loss factors, loss experience is derived from a migration analysis, with the exception of national syndicated loans and auto dealer purchased loans where an average historical loss rate is applied due to limited historical loss experience. The key inputs to run a migration analysis are the length of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula ‘net charge-offs over the period divided by beginning loan balance'. The Allowance methodology applies a look back period to January 1, 2010. The Company extends its look back period with each additional quarter passing. As of December 31, 2019, the look back period was ten years.

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

Federal Home Loan Bank Stock

We are a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). The bank is required to obtain and hold a specific number of shares of capital stock of the FHLB equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Non-Controlling Interest

Non-controlling interest was comprised of capital and undistributed profits of the member of One Hawaii HomeLoans, LLC, other than the bank. One Hawaii HomeLoans, LLC was terminated in 2017, and final payment of taxes and distributions to members was made in March 2018. As a result, non-controlling interest on our consolidated balance sheet totaled $0 at December 31, 2019 and December 31, 2018.

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

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU lease asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. The FASB has also made available several practical expedients to assist entities with the adoption of ASU 2016-02. Among other things, these practical expedients require no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for current leases. In July 2018, the FASB released ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which adds an additional practical expedient that allows entities to elect not to recast comparative periods presented when transitioning to Topic 842. The Company elected to adopt the practical expedient allowed under ASU 2018-11. During the year ended December 31, 2018, the Company engaged a software vendor to assist in the implementation of ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and recorded a ROU lease asset and corresponding lease liability on the Company's consolidated balance sheet of $55.9 million for its operating leases where it is a lessee. There was no impact to the Company's financial statements for its leases where it is a lessor. As of December 31, 2019, the ROU lease asset and lease liability was $52.3 million and $52.6 million, respectively. See Note 19 - Operating Leases for required disclosures on this new standard.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and subsequent amendments to the guidance, ASU 2019-04 in April 2019 and ASU 2019-05 in May 2019. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s “incurred loss” guidance delays the recognition of credit losses on loans, leases, held-to-maturity debt securities, loan commitments, and financial guarantees, and instead provides for a current expected credit loss (“CECL”) approach to determine the allowance for credit losses. CECL requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, this guidance modifies the accounting treatment for other-than-temporary impairment for available-for-sale debt securities. Organizations will continue to use judgment to determine which loss estimation methods are appropriate for their circumstances. This guidance requires entities to record a cumulative effect adjustment to the consolidated balance sheet as of the beginning of the first reporting period in which the guidance is effective. However, an organization may elect to phase in the regulatory capital impact over a three-year transition period if adoption of the new standard results in a reduction of retained earnings. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted. As such, the Company will implement CECL for the reporting period beginning January 1, 2020 and intends to elect to phase in the regulatory capital impact over a three-year transition period. The new guidance will require significant operational changes, particularly in existing processes, data collection and analysis.

The Company has formed a steering committee that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. To date, the Company has established appropriate loan pools by segment and sub-segment, developed internal loss driver models, and has leveraged a third-party software solution to measure expected losses under CECL. As part of this process, the Company has also engaged an additional third party specializing in economic forecasting to enable it to incorporate reasonable and supportable forecasts in its process. Finally, the Company has developed and enhanced internal controls, had its CECL framework independently validated by a third-party expert, and has performed parallel runs. While the CECL implementation effort is near completion, the Company is unable to determine the final adoption impact on our consolidated financial statements as certain internal controls over the calculation and inputs have not yet fully operated. Additional work will be completed on internal controls over significant assumptions utilized. However, based on preliminary analyses completed thus far, management estimates its allowance for credit losses, including reserves for unfunded commitments, to increase by roughly 0%-15%. The foregoing range is based on the Company's calculation models and the underlying assumptions embedded in its methodology, including economic forecasts and sensitivity analyses. The final calculation, including assumptions, economic forecasts and inputs are subject to change based on the final completion of all internal controls and related testing.

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

2. RESERVE REQUIREMENTS

The bank is required by the Federal Reserve Bank of San Francisco to maintain reserves based on the amount of deposits held. The amount held as a reserve by our bank at December 31, 2019 and 2018 was $58.7 million and $62.9 million, respectively.

3. INVESTMENT SECURITIES

A summary of our available-for-sale investment securities as of December 31, 2019 and 2018 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2019
Available-for-Sale:
Debt securities:
States and political subdivisions	$119,755	$2,303	$(40)	$122,018
Corporate securities	30,277	252	—	30,529
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,769	10	(398)	40,381
Mortgage-backed securities:
Residential - U.S. GSEs	673,918	6,003	(2,099)	677,822
Residential - Non-government sponsored entities ("Non-GSEs")	36,377	830	(16)	37,191
Commercial - U.S. GSEs and agencies	80,773	1,198	(746)	81,225
Commercial - Non-GSEs	134,676	3,141	—	137,817
Total available-for-sale investment securities	$1,116,545	$13,737	$(3,299)	$1,126,983

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2018
Held-to-Maturity:
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	$83,436	$19	$(3,174)	$80,281
Commercial - U.S. GSEs	65,072	—	(1,081)	63,991
Total held-to-maturity investment securities	$148,508	$19	$(4,255)	$144,272

Available-for-Sale:
Debt securities:
States and political subdivisions	$174,114	$1,035	$(1,475)	$173,674
Corporate securities	55,259	—	(410)	54,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,257	—	(683)	32,574
Mortgage-backed securities:
Residential - U.S. GSEs	736,175	369	(19,492)	717,052
Residential - Non-government sponsored entities ("Non-GSEs")	41,245	337	(464)	41,118
Commercial - U.S. GSEs and agencies	53,014	—	(1,531)	51,483
Commercial - Non-GSEs	134,867	1,013	(1,152)	134,728
Total available-for-sale investment securities	$1,227,931	$2,754	$(25,207)	$1,205,478

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2019
Equity securities	935	1,127

December 31, 2018
Equity securities	826	826

As discussed in Note 1 - Summary of Significant Accounting Policies, on January 1, 2019 in conjunction with the adoption of ASU 2017-12, the Company transferred all of its held-to-maturity investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its available-for-sale investment securities portfolio.

The amortized cost and estimated fair value of our investment securities at December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale:
Due in one year or less	$50,356	$50,681
Due after one year through five years	46,846	47,258
Due after five years through ten years	62,562	63,695
Due after ten years	31,037	31,294
Mortgage-backed securities
Residential - U.S. GSEs	673,918	677,822
Residential - Non-government sponsored entities ("Non-GSEs")	36,377	37,191
Commercial - U.S. GSEs and agencies	80,773	81,225
Commercial - Non-GSEs	134,676	137,817
Total available-for-sale investment securities	$1,116,545	$1,126,983

In the third quarter of 2019, we sold six available-for-sale securities totaling $53.9 million at a net realized gain on sale of $36 thousand.

In the fourth quarter of 2018, we sold two available-for-sale corporate securities totaling $10.0 million at a net realized loss on sale of $0.3 million.

Investment securities of $0.72 billion and $0.98 billion at December 31, 2019 and 2018, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 81 and 336 securities in an unrealized or unrecognized loss position at December 31, 2019 and 2018, respectively. The following table summarizes securities which were in an unrealized or unrecognized loss position at December 31, 2019 and 2018, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2019
Debt securities:
States and political subdivisions	$1,754	$(9)	$801	$(31)	$2,555	$(40)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	18,882	(143)	19,031	(255)	37,913	(398)

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	54,335	(283)	214,295	(1,816)	268,630	(2,099)
Residential - Non-government sponsored entities ("Non-GSEs").	8,206	(16)	—	—	8,206	(16)
Commercial - U.S. GSEs and agencies	32,067	(746)	—	—	32,067	(746)
Total temporarily impaired securities	$115,244	$(1,197)	$234,127	$(2,102)	$349,371	$(3,299)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2018
Debt securities:
States and political subdivisions	$38,099	$(157)	$49,505	$(1,318)	$87,604	$(1,475)
Corporate securities	49,729	(250)	5,120	(160)	54,849	(410)
U.S. Treasury obligations and direct obligations of U.S Government agencies	30,029	(613)	2,545	(70)	32,574	(683)

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	88,957	(1,229)	666,685	(21,437)	755,642	(22,666)
Residential - Non-government sponsored entities ("Non-GSEs").	—	—	24,515	(464)	24,515	(464)
Commercial - U.S. GSEs and agencies	13,973	(247)	101,500	(2,365)	115,473	(2,612)
Commercial - Non-GSEs	33,847	(233)	46,680	(919)	80,527	(1,152)
Total temporarily impaired securities	$254,634	$(2,729)	$896,550	$(26,733)	$1,151,184	$(29,462)

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

Visa and MasterCard Class B Common Stock

As of December 31, 2019, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS AND LEASES

Loans and leases, excluding loans held for sale, consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Commercial, financial and agricultural	$570,089	$581,177
Real estate:
Construction	96,139	67,269
Residential mortgage	1,595,801	1,424,384
Home equity	490,239	468,966
Commercial mortgage	1,124,911	1,041,685
Consumer	569,516	492,268
Leases	—	124
Subtotal	4,446,695	4,075,873
Net deferred costs	2,845	2,493
Total loans and leases	$4,449,540	$4,078,366

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

During the year ended December 31, 2019, we foreclosed on one portfolio loan with a carrying value of $142 thousand, and recorded a gain on the transfer of $22 thousand. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2019. In addition, we did not sell any other portfolio loans during the year ended December 31, 2019.

In 2019, we purchased an auto loan portfolio totaling $30.2 million which included a $0.6 million premium over the $29.6 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield, net of servicing costs, of 6.15%. In 2019, we also purchased unsecured consumer loan portfolios totaling $109.9 million which included a $2.3 million discount to the $112.2 million outstanding balance. At the time of purchase, the unsecured consumer loan portfolios had a weighted average remaining term of 76 months and a weighted average yield, net of servicing costs, of 6.24%.

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

During the year ended December 31, 2018, we foreclosed on one portfolio loan with a carrying value of $40 thousand. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2018. In addition, we did not sell any portfolio loans during the year ended December 31, 2018.

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. As of December 31, 2019 and December 31, 2018, related party loan balances were $36.3 million and $34.0 million, respectively.

Impaired Loans

The following tables present by class, the balance in the Allowance and the recorded investment in loans and leases based on the Company's impairment method as of December 31, 2019 and 2018:

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2019
Allowance:
Individually evaluated for impairment	$218	$—	$—	$—	$—	$17	$—	$235
Collectively evaluated for impairment	7,918	1,792	13,327	4,206	11,113	9,380	—	47,736
Total ending balance	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$—	$47,971

Loans and leases:
Individually evaluated for impairment	$602	$—	$6,516	$92	$1,839	$17	$—	$9,066
Collectively evaluated for impairment	569,487	96,139	1,589,285	490,147	1,123,072	569,499	—	4,437,629
Subtotal	570,089	96,139	1,595,801	490,239	1,124,911	569,516	—	4,446,695
Net deferred costs (income)	215	(285)	4,000	495	(1,496)	(84)	—	2,845
Total ending balance	$570,304	$95,854	$1,599,801	$490,734	$1,123,415	$569,432	$—	$4,449,540

		Real Estate
	Comml., Fin. & Ag.	Constr.	Resi. Mortgage	Home Equity	Comml. Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
December 31, 2018
Allowance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	8,027	1,202	14,349	3,788	13,358	7,192	—	47,916
Total ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916

Loans and leases:
Individually evaluated for impairment	$220	$2,273	$10,075	$275	$2,348	$—	$—	$15,191
Collectively evaluated for impairment	580,957	64,996	1,414,309	468,691	1,039,337	492,268	124	4,060,682
Subtotal	581,177	67,269	1,424,384	468,966	1,041,685	492,268	124	4,075,873
Net deferred costs (income)	483	(342)	3,821	—	(1,407)	(62)	—	2,493
Total ending balance	$581,660	$66,927	$1,428,205	$468,966	$1,040,278	$492,206	$124	$4,078,366

The following table presents by class, impaired loans as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
	(Dollars in thousands)
Impaired loans with no related Allowance recorded:
Commercial, financial and agricultural	$246	$135	$—	$330	$220	$—
Real estate:
Construction	—	—	—	3,076	2,273	—
Residential mortgage	7,230	6,516	—	11,019	10,075	—
Home equity	92	92	—	275	275	—
Commercial mortgage	1,839	1,839	—	2,348	2,348	—
Total impaired loans with no related Allowance recorded	9,407	8,582	—	17,048	15,191	—
Impaired loans with an Allowance recorded:
Commercial, financial and agricultural	467	467	218	—	—	—
Consumer	17	17	17	—	—	—
Total impaired loans with an Allowance recorded	484	484	235	—	—	—
Total impaired loans	$9,891	$9,066	$235	$17,048	$15,191	$—

The following table presents by class, the average recorded investment and interest income recognized on impaired loans during the years ended December 31, 2019, 2018 and 2017:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Commercial, financial and agricultural	$214	$9	$435	$24	$1,272	$24
Real estate:
Construction	1,018	62	2,436	111	2,760	99
Residential mortgage	8,322	905	12,681	662	17,122	1,843
Home equity	277	13	482	—	1,213	69
Commercial mortgage	2,098	86	3,368	179	4,893	313
Consumer	3	—	—	—	—	—
Total	$11,932	$1,075	$19,402	$976	$27,260	$2,348

For the years ended December 31, 2019, 2018 and 2017, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the years ended December 31, 2019, 2018 and 2017, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.6 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2019 and 2018, respectively.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of December 31, 2019 and 2018:

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2019
Commercial, financial and agricultural	$476	$865	$—	$467	$1,808	$568,496	$570,304
Real estate:
Construction	643	—	—	—	643	95,211	95,854
Residential mortgage	1,830	589	724	979	4,122	1,595,679	1,599,801
Home equity	759	207	—	92	1,058	489,676	490,734
Commercial mortgage	—	397	—	—	397	1,123,018	1,123,415
Consumer	3,223	943	286	17	4,469	564,963	569,432
Total	$6,931	$3,001	$1,010	$1,555	$12,497	$4,437,043	$4,449,540

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total
	(Dollars in thousands)
December 31, 2018
Commercial, financial and agricultural	$1,348	$162	$—	$—	$1,510	$580,150	$581,660
Real estate:
Construction	—	—	—	—	—	66,927	66,927
Residential mortgage	3,966	157	—	2,048	6,171	1,422,034	1,428,205
Home equity	433	104	298	275	1,110	467,856	468,966
Commercial mortgage	—	—	—	—	—	1,040,278	1,040,278
Consumer	2,340	872	238	—	3,450	488,756	492,206
Leases	—	—	—	—	—	124	124
Total	$8,087	$1,295	$536	$2,323	$12,241	$4,066,125	$4,078,366

Interest income totaling $3.1 million, $1.2 million, and $2.6 million was recognized on nonaccrual loans, including loans held for sale, in 2019, 2018 and 2017, respectively. Additional interest income of $0.3 million, $0.4 million, and $0.4 million would have been recognized in 2019, 2018 and 2017, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.3 million, $0.7 million, and $0.8 million was collected and recognized on charged-off loans in 2019, 2018 and 2017, respectively.

Modifications

TDRs included in nonperforming assets at December 31, 2019 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million. Concessions made to the original contractual terms of these loans consisted primarily of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. The principal balances on these TDRs had matured and/or were in default at the time of restructure and we have no commitments to lend additional funds to any of these borrowers. At December 31, 2018, TDRs included in nonperforming assets consisted of three loans with a combined principal balance of $0.4 million.

There were $7.5 million of TDRs still accruing interest at December 31, 2019, none of which were more than 90 days delinquent. At December 31, 2018, there were $12.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's Allowance methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and Allowance during the years ended December 31, 2019 and 2018.

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Number of Loans	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	1	$104	$—
Total	1	$104	$—

	Year Ended December 31, 2018
	Number of Loans	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	3	$575	$—
Total	3	$575	$—

	Year Ended December 31, 2017
	Number of Loans	Recorded Investment (as of period end)	Increase in the Allowance
	(Dollars in thousands)
Real estate: Residential mortgage	3	$104	$—
Total	3	$104	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017.

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

Loans and leases not meeting the criteria above are considered to be pass rated loans and leases. The following tables present by class and credit indicator, the recorded investment in the Company's loans and leases as of December 31, 2019 and 2018:

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2019
Commercial, financial and agricultural	$523,342	$20,677	$26,070	$—	$570,089	$215	$570,304
Real estate:
Construction	96,139	—	—	—	96,139	(285)	95,854
Residential mortgage	1,593,072	840	1,889	—	1,595,801	4,000	1,599,801
Home equity	490,147	—	92	—	490,239	495	490,734
Commercial mortgage	1,094,364	17,440	13,107	—	1,124,911	(1,496)	1,123,415
Consumer	569,212	—	193	111	569,516	(84)	569,432
Total	$4,366,276	$38,957	$41,351	$111	$4,446,695	$2,845	$4,449,540

	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
	(Dollars in thousands)
December 31, 2018
Commercial, financial and agricultural	$552,706	$7,961	$20,510	$—	$581,177	$483	$581,660
Real estate:
Construction	67,269	—	—	—	67,269	(342)	66,927
Residential mortgage	1,422,240	—	2,144	—	1,424,384	3,821	1,428,205
Home equity	468,394	—	572	—	468,966	—	468,966
Commercial mortgage	1,029,581	10,412	1,692	—	1,041,685	(1,407)	1,040,278
Consumer	492,030	—	80	158	492,268	(62)	492,206
Leases	124	—	—	—	124	—	124
Total	$4,032,344	$18,373	$24,998	$158	$4,075,873	$2,493	$4,078,366
5. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables present by class, the activity in the Allowance for the periods indicated:

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
Year ended December 31, 2019
Beginning balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916
Provision (credit) for loan and lease losses	1,413	(20)	(1,546)	381	(2,270)	8,359	—	6,317
	9,440	1,182	12,803	4,169	11,088	15,551	—	54,233
Charge-offs	2,478	—	—	5	—	8,265	—	10,748
Recoveries	1,174	610	524	42	25	2,111	—	4,486
Net charge-offs (recoveries)	1,304	(610)	(524)	(37)	(25)	6,154	—	6,262
Ending balance	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$—	$47,971

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
Year ended December 31, 2018
Beginning balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001
Provision (credit) for loan and lease losses	2,082	(6,392)	(183)	444	(3,495)	6,420	—	(1,124)
	9,676	(4,557)	14,145	3,761	13,306	12,546	—	48,877
Charge-offs	2,852	—	—	—	—	7,323	—	10,175
Recoveries	1,203	5,759	204	27	52	1,969	—	9,214
Net charge-offs (recoveries)	1,649	(5,759)	(204)	(27)	(52)	5,354	—	961
Ending balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$—	$47,916

		Real Estate
	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Leases	Total
	(Dollars in thousands)
Year ended December 31, 2017
Beginning balance	$8,637	$4,224	$15,055	$3,502	$19,104	$6,109	$—	$56,631
Provision (credit) for loan and lease losses	(705)	(2,558)	(1,533)	(229)	(2,460)	4,811	—	(2,674)
	7,932	1,666	13,522	3,273	16,644	10,920	—	53,957
Charge-offs	1,704	—	73	—	—	6,294	—	8,071
Recoveries	1,366	169	879	44	157	1,500	—	4,115
Net charge-offs	338	(169)	(806)	(44)	(157)	4,794	—	3,956
Ending balance	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$—	$50,001

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the Allowance.

Changes in the allowance for loan and lease losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance, beginning of year	$—	$—	$—
Provision for loan and lease losses	235	—	—
Balance, end of year	$235	$—	$—

At December 31, 2019 and 2018, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan's observable market price, or the net present value of future cash flows, as appropriate.

In determining the amount of our Allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current Allowance may not be sufficient to cover future loan losses and we may experience significant increases to our Provision.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Land	$8,309	$8,309
Office buildings and improvements	107,840	102,398
Furniture, fixtures and equipment	39,066	37,586
Gross premises and equipment	155,215	148,293
Accumulated depreciation and amortization	(108,872)	(103,008)
Net premises and equipment	$46,343	$45,285

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net occupancy	$3,401	$3,527	$3,880
Equipment	2,738	2,761	2,561
Total	$6,139	$6,288	$6,441

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries as of December 31, 2019 and 2018 consisted of the following components:

	December 31,
	2019	2018
	(Dollars in thousands)
Investments in low income housing tax credit partnerships	$15,322	$11,603
Investments in common securities of statutory trusts	1,547	2,169
Investments in affiliates	192	182
Other	54	54
Total	$17,115	$14,008

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2019 and 2018, the Company had $11.5 million and $8.3 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is recorded in other liabilities in the Company's consolidated balance sheets. The expected payments for the unfunded commitments as of December 31, 2019 are as follows (dollars in thousands):

Year Ending December 31:
2020	$6,873
2021	1,494
2022	3,010
2023	10
2024	26
Thereafter	49
Total commitments	$11,462

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

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Proportional amortization method:
Amortization expense recognized in income tax expense	$681	$1,005	$744
Federal and state tax credits recognized in income tax expense	803	759	919

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in our core deposit premium and mortgage servicing rights for the periods presented:

	Core Deposit Premium	Mortgage Servicing Rights	Total
	(Dollars in thousands)
Balance as of December 31, 2016	$4,680	$15,779	$20,459
Additions	—	2,352	2,352
Amortization	(2,674)	(2,288)	(4,962)
Balance as of December 31, 2017	$2,006	$15,843	$17,849
Additions	—	1,612	1,612
Amortization	(2,006)	(1,859)	(3,865)
Balance as of December 31, 2018	$—	$15,596	$15,596
Additions	—	1,582	1,582
Amortization	—	(2,460)	(2,460)
Balance as of December 31, 2019	$—	$14,718	$14,718

The gross carrying value, accumulated amortization, and net carrying value related to our core deposit premium and mortgage servicing rights as of December 31, 2019 and 2018 are presented below:

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(44,642)	$—
Mortgage servicing rights	67,595	(52,877)	14,718	66,013	(50,417)	15,596
Total	$112,237	$(97,519)	$14,718	$110,655	$(95,059)	$15,596

Our core deposit premium was fully amortized as of December 31, 2018. Based on our mortgage servicing rights held as of December 31, 2019, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31:
2020	$2,407
2021	1,964
2022	1,635
2023	1,382
2024	1,154
Thereafter	6,176
Total	$14,718

 We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $1.6 million, $1.6 million, and $2.4 million in 2019, 2018 and 2017, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify and pool our mortgage servicing rights into buckets of homogeneous characteristics.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Fair market value, beginning of period	$17,696	$17,161
Fair market value, end of period	15,820	17,696
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	14.2%	14.5%

Loans serviced for others as of December 31, 2019 and 2018 totaled $1.89 billion and $2.01 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2019 and December 31, 2018.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2019, we were a party to interest rate lock and forward sale commitments on $0.6 million and $9.0 million of mortgage loans, respectively. At December 31, 2018, we were a party to interest rate lock and forward sale commitments on $2.2 million and $8.5 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
hedging instruments	Location	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$8	$11	$28	$95

The following table presents the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivatives not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	$63

Year ended December 31, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	(70)

Year ended December 31, 2017
Interest rate lock and forward sale commitments	Mortgage banking income	(156)

10. DEPOSITS

The Company had $1.03 billion and $1.11 billion of total time deposits as of December 31, 2019 and 2018, respectively. Contractual maturities of total time deposits as of December 31, 2019 were as follows (dollars in thousands):

Year Ending December 31:
2020	$946,738
2021	35,469
2022	21,690
2023	9,956
2024	12,239
Thereafter	361
Total	$1,026,453

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $766.4 million and $832.3 million at December 31, 2019 and 2018, respectively.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2019 were as follows:

(Dollars in thousands)
Three months or less	$336,195
Over three months through six months	232,713
Over six months through twelve months	177,173
2021	13,415
2022	3,713
2023	2,033
2024	1,156
Thereafter	—
Total	$766,398

At December 31, 2019 and 2018, overdrawn deposit accounts totaling $0.9 million and $0.9 million have been reclassified as loans on the consolidated balance sheets.

11. SHORT-TERM BORROWINGS

The bank is a member of the FHLB and maintained a $1.84 billion line of credit, of which $1.57 billion remained available as of December 31, 2019. At December 31, 2019, short-term borrowings under this arrangement totaled $150.0 million. At December 31, 2018, short-term borrowings under this arrangement totaled $197.0 million.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB.  The standby letters of credit issued on our behalf by the FHLB totaled $78.9 million and $4.6 million at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, our bank had additional unused borrowings available at the Federal Reserve discount window of $65.3 million and $73.9 million, respectively. As of December 31, 2019 and 2018, certain commercial real estate and commercial loans with a carrying value totaling $126.1 million and $123.3 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings totaled $4.3 million, $1.2 million and $0.2 million in 2019, 2018 and 2017, respectively.

A summary of our short-term borrowings as of December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Amount outstanding at December 31	$150,000	$197,000	$32,000
Average amount outstanding during year	185,909	50,630	15,531
Highest month-end balance during year	334,500	197,000	69,000
Weighted average interest rate on balances outstanding at December 31	1.81%	2.59%	1.63%
Weighted average interest rate during year	2.31%	2.44%	1.18%

12. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of FHLB advances and subordinated debentures totaling $101.5 million and $122.2 million at December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018
	(Dollars in thousands)
FHLB advances	$50,000	$50,000
Subordinated debentures	51,547	72,166
Total	$101,547	$122,166

At December 31, 2019, future principal payments on long-term debt based on redemption date or final maturity are as follows (dollars in thousands):

Year Ending December 31:
2020	$25,000
2021	25,000
2022	—
2023	—
2024	—
Thereafter	51,547
Total	$101,547

FHLB Advances

FHLB long-term advances outstanding totaled $50.0 million as of December 31, 2019 and $50.0 million as of December 31, 2018. At December 31, 2019, our bank had FHLB advances available of approximately $1.57 billion, which was secured by certain real estate loans with a carrying value of $2.48 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. Interest expense on FHLB long-term advances was $1.6 million and $0.2 million in 2019 and 2018, respectively. There was no interest expense on long-term FHLB advances in 2017.

Subordinated Debentures

As of December 31, 2019 and December 31, 2018, the Company had the following junior subordinated debentures outstanding:

(dollars in thousands)	December 31, 2019
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2018
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust II	$20,619	Three month LIBOR + 2.85%
Trust IV	30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$72,166

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

13. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2019, the bank had Statutory Retained Earnings of $66.6 million.

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

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company. In January 2017, the Board of Directors authorized the repurchase of up to $30.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2017 Repurchase Plan"). The 2017 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Company's Board of Directors. In January 2017, prior to the 2017 Repurchase Plan being approved, 1,750 shares of common stock, at a cost of $0.1 million, were repurchased under the previous share repurchase plan.

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

In June 2019, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2019 Repurchase Plan"). The 2019 Repurchase Plan replaced and superseded in its entirety the Repurchase Plan previously approved by the Company's Board of Directors, which had $6.8 million in remaining repurchase authority.

In the year ended December 31, 2019, a total of 797,003 shares of common stock, at a cost of $22.8 million, were repurchased under the Company's existing share repurchase plans. A total of 488,700 shares of common stock, at a cost of $13.9 million, were repurchased under the Repurchase Plan and a total of 308,303 shares of common stock, at a cost of $8.9 million, were repurchased under the 2019 Repurchase Plan.

A total of $21.1 million remained available for repurchase under the 2019 Repurchase Plan at December 31, 2019.

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

Net Gain (Loss) on Sales of Foreclosed Assets

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Other operating income:
In-scope of ASC 606
Service charges on deposit accounts	$8,406	$8,406
Other service charges and fees	12,435	11,078
Income on fiduciary activities	4,395	4,245
Net gain (loss) on sales of foreclosed assets	(145)	—
Fees on foreign exchange	101	110
Loan placement fees	702	747
In-scope other operating income	25,894	24,586
Out-of-scope other operating income	15,907	14,218
Total other operating income	$41,801	$38,804

15. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities includes the following components for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Mortgage banking income:
Net loan servicing fees	$4,252	$5,159	$5,337
Amortization of mortgage servicing rights	(2,460)	(1,859)	(2,288)
Net gain on sale of residential mortgage loans	4,128	4,085	4,069
Unrealized gain (loss) on interest rate locks	63	(70)	(156)
Total mortgage banking income	$5,983	$7,315	$6,962

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$4,289	$3,787	$3,266
Directors stock awards	96	255	150
Income tax benefit	(1,427)	(1,227)	(1,903)
Net share-based compensation effect	$2,958	$2,815	$1,513

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. During 2019, 2018 and 2017, the Company recorded an income tax benefit of $0.3 million, $0.1 million and $0.5 million, respectively, as a result of restricted stock units vesting during the year.

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

As of December 31, 2019, 2018 and 2017, a total of 1,304,773, 1,468,137 and 1,567,912 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected life —The expected life of options represents the period of time that options granted are expected to be outstanding.

Expected volatility —Expected volatilities are based on the historical volatility of the Company's common stock.

Risk-free interest rate —The risk-free interest rate for periods within the contractual life of the option is based on the Treasury yield curve in effect at the time of grant.

Expected dividend —The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2019	147,644	$15.77
Changes during the year:
Granted	—	—
Exercised	(10,553)	14.31
Expired	(3,278)	80.08
Forfeited	—	—
Stock options outstanding as of December 31, 2019	133,813	14.31	2.3	$2,043

Vested and exercisable as of December 31, 2019	133,813	14.31	3.3	2,043

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2019.

During the years ended December 31, 2019 and 2018, the aggregate intrinsic value of options exercised under our stock option plan determined as of the date of exercise was $0.2 million and $0.2 million, respectively. There were no options exercised during the year ended December 31, 2017.

As of December 31, 2019, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

As of December 31, 2019, all shares have been vested. There were no shares that vested in 2019 and 2018. The total fair value of options vested during the year ended December 31, 2017 was $0.5 million.

No stock options were granted during the years ended December 31, 2019, 2018 and 2017.

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

As of December 31, 2019, there was $6.5 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.0 years.

The table below presents the activity of restricted stock awards and units for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During The Year (in thousands)
Unvested as of December 31, 2016	437,697	$22.01

Changes during the year:
Granted	126,204	31.35
Forfeited	(31,570)	24.89
Vested	(134,780)	19.81	$4,224
Unvested as of December 31, 2017	397,551	25.49

Changes during the year:
Granted	118,846	29.47
Forfeited	(25,481)	27.39
Vested	(128,191)	24.59	3,763
Unvested as of December 31, 2018	362,725	26.98

Changes during the year:
Granted	181,431	28.89
Forfeited	(17,689)	29.10
Vested	(160,000)	24.55	3,927
Unvested as of December 31, 2019	366,467	28.89

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,746	$23,471
Interest cost	828	796
Actuarial (gains) losses	1,677	(1,714)
Benefits paid	(1,648)	(1,807)
Benefit obligation at end of the year	21,603	20,746

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	19,874	22,832
Actual return on plan assets	3,083	(1,151)
Benefits paid	(1,648)	(1,807)
Fair value of plan assets at end of year	21,309	19,874

Funded status at end of year	$(294)	$(872)

Amounts recognized in AOCI:
Net actuarial losses	$(6,625)	$(8,137)

Benefit obligation actuarial assumptions:
Weighted average discount rate	3.1%	4.2%

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost:
Interest cost	$828	$796	$926
Expected return on plan assets	(996)	(1,206)	(1,036)
Amortization of net actuarial losses	1,101	979	1,191
Net periodic benefit cost	$933	$569	$1,081

Net periodic cost actuarial assumptions:
Weighted average discount rate	4.2%	3.6%	4.1%
Expected long-term rate of return on plan assets	5.3%	5.5%	5.5%

The unrecognized net actuarial losses included in AOCI expected to be recognized in net periodic benefit cost during 2020 is approximately $0.8 million.

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2019	2018
Equity securities	39.1%	48.4%
Debt securities	57.5	46.9
Other	3.4	4.7
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2019 and 2018.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2019 and 2018 by asset category were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2019
Money market accounts	$727	$—	$—	$727
Mutual funds	13,434	—	—	13,434
Government obligations	—	2,587	—	2,587
Common stocks	2,475	—	—	2,475
Preferred stocks	173	—	—	173
Corporate bonds and debentures	—	1,913	—	1,913
Total	$16,809	$4,500	$—	$21,309

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2018
Money market accounts	$931	$—	$—	$931
Mutual funds	10,537	—	—	10,537
Government obligations	—	2,192	—	2,192
Common stocks	4,122	—	—	4,122
Preferred stocks	146	—	—	146
Corporate bonds and debentures	—	1,946	—	1,946
Total	$15,736	$4,138	$—	$19,874

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2020.

Estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows (dollars in thousands):

Year Ending December 31:
2020	$1,769
2021	1,718
2022	1,652
2023	1,606
2024	1,541
2025-2029	6,617
Total	$14,903

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,355	$11,219
Interest cost	430	389
Actuarial (gains) losses	1,517	(907)
Benefits paid	(331)	(346)
Benefit obligation at end of year	11,971	10,355

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	331	346
Benefits paid	(331)	(346)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(11,971)	$(10,355)

Amounts recognized in AOCI
Net transition obligation	$(64)	$(82)
Prior service cost	(14)	(31)
Net actuarial losses	(2,583)	(1,082)
Total amounts recognized in AOCI	$(2,661)	$(1,195)

Benefit obligation actuarial assumptions
Weighted average discount rate	3.0%	4.2%

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$430	$389	$429
Amortization of net actuarial (gains) losses	16	174	102
Amortization of net transition obligation	18	18	18
Amortization of prior service cost	18	18	18
Settlement	—	—	138
Net periodic benefit cost	$482	$599	$705

Net periodic cost actuarial assumptions
Weighted average discount rate	4.2%	3.5%	4.1%

The estimated amortization of components included in AOCI that will be recognized into net periodic benefit cost for 2020 is as follows (dollars in thousands):

Amortization of net actuarial losses	$16
Amortization of net transition obligation	18
Amortization of prior service cost	18

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.3 million to the SERP in 2020.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows (dollars in thousands):

Year Ending December 31:
2020	$329
2021	320
2022	490
2023	661
2024	653
2025-2029	4,051
Total	$6,504

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

We match 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Our employer matching contributions to the Retirement Savings Plan totaled $2.3 million, $2.1 million and $2.1 million in 2019, 2018 and 2017, respectively.

We also have the option of making discretionary profit sharing contributions into the Retirement Savings Plan. Our Board of Directors has sole discretion in determining the annual profit sharing contribution, subject to limitations of the Internal Revenue Code. We did not make any profit sharing contributions in 2019, 2018 and 2017.

19. OPERATING LEASES

As discussed in Note 1 - Summary of Significant Accounting Policies, we adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach and recorded a right-of-use ("ROU") lease asset and corresponding lease liability on the Company's consolidated balance sheet of $55.9 million for operating leases where we are a lessee. We lease certain property and equipment with lease terms expiring through 2045. In some instances, a lease may contain renewal options for periods ranging from five to 15 years. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not include any short-term leases in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

Year Ended December 31,
(dollars in thousands)	2019
Lease cost:
Operating lease cost	$6,514
Variable lease cost	2,637
Less: sublease income	(44)
Total lease cost	$9,107

Other information:
Operating cash flows from operating leases	$(6,230)
Weighted-average remaining lease term - operating leases	13.51 years
Weighted-average discount rate - operating leases	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2020	$6,216	$1,965	$4,251
2021	5,907	1,808	4,099
2022	5,472	1,659	3,813
2023	5,175	1,519	3,656
2024	4,947	1,385	3,562
Thereafter	40,920	7,669	33,251
Total	$68,637	$16,005	$52,632

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

Year Ended December 31,
(dollars in thousands)	2019
Total rental income recognized	$2,098

Based on the Company's leases as lessor as of December 31, 2019, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020	$2,133
2021	2,137
2022	1,614
2023	641
2024	165
Thereafter	262
Total	$6,952

Net rent expense for all operating leases for the years ended December 31, 2018 and 2017 is summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017
Rent expense charged to net occupancy	$8,578	$8,318
Less: sublease income	(41)	(43)
Net rent expense charged to net occupancy	8,537	8,275
Add: rent expense charged to equipment expense	12	15
Total net rent expense	$8,549	$8,290

20. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current expense:
Federal	$23,359	$10,812	$2,471
State	211	72	(81)
Total current	23,570	10,884	2,390
Deferred expense:
Federal	(8,970)	2,137	27,263
State	5,005	5,737	4,943
Total deferred	(3,965)	7,874	32,206
Provision for income taxes	$19,605	$18,758	$34,596

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

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2019 and December 31, 2018 and 35% for the year ended December 31, 2017, to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$16,365	$16,430	$26,270
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(675)	(808)	(1,387)
Other tax-exempt income	(652)	(445)	(1,186)
Low-income housing and energy tax credits	(182)	35	(594)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	4,345	4,756	3,348
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(41)	140	570
Impact of Tax Reform on net deferred tax assets	—	(1,542)	7,440
Other, net	445	192	135
Total	$19,605	$18,758	$34,596

See Note 1 - Summary of Significant Accounting Policies for discussion of the accounting policy change in 2018 from the cost method to the proportional amortization method for our LIHTC investments, the effects of which are now reported on the income tax expense line in the consolidated statements of income and are included in the low-income housing and energy tax credits line above.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets
Lease liability	$14,095	$—
Allowance for loan and lease losses	10,136	10,112
Accrued expenses	1,795	1,517
Employee retirement benefits	2,847	2,595
Federal and state tax credit carryforwards	1,821	7,728
State net operating loss carryforwards	3,181	3,291
Restricted stock and non-qualified stock options	954	1,001
Premises and equipment	3,365	3,157
Other	2,488	3,485
Total deferred tax assets	40,682	32,886

Deferred tax liabilities
Right-of-use lease asset	14,019	—
Intangible assets	3,941	4,189
Other	2,761	3,698
Total deferred tax liabilities	20,721	7,887

Less: Deferred tax valuation allowance	3,420	3,461

Net deferred tax assets	$16,541	$21,538

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

As of December 31, 2019, the valuation allowance on our net DTA totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on a Hawaii capital loss carry forward balance of $6.2 million that we do not expect to be able to utilize. The net change in the valuation allowance was a decrease of $41 thousand in 2019, compared to an increase of $0.1 million in 2018.

Net of this valuation allowance, the Company's net DTA totaled $16.5 million as of December 31, 2019, compared to a net DTA of $21.5 million as of December 31, 2018.

At December 31, 2019, the Company had NOL carryforwards for California state income tax purposes of $37.1 million, which are available to offset future state taxable income. California NOL carryforwards will expire if not utilized beginning in 2028. The Company does not have any NOL carryforwards for U.S. federal or Hawaii state income tax purposes. In addition, we have gross Hawaii state tax credit carryforwards of $2.5 million that do not expire. In 2018, we utilized the remainder of our federal tax credit carryforwards.

At December 31, 2019, we have no material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2015 are closed.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017, by component:

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$37,696	$10,102	$27,594
Less: Reclassification adjustment for losses realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	37,660	10,092	27,568

Defined benefit plans:
Net actuarial losses arising during the period	(1,106)	(296)	(810)
Amortization of net actuarial losses	1,117	299	818
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	47	13	34

Other comprehensive income	$37,707	$10,105	$27,602

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(19,063)	$(5,145)	$(13,918)
Less: Reclassification adjustment for losses realized in net income	(279)	(75)	(204)
Net unrealized losses on investment securities	(19,342)	(5,220)	(14,122)

Defined benefit plans:
Net actuarial gains arising during the period	264	71	193
Amortization of net actuarial losses	1,153	329	824
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	1,453	410	1,043

Other comprehensive loss	$(17,889)	$(4,810)	$(13,079)

	Before Tax	Tax Effect	Net of Tax
	(Dollars in thousands)
Year ended December 31, 2017
Net unrealized gains on investment securities:
Net unrealized losses arising during the period	$(838)	$(333)	$(505)
Less: Reclassification adjustment for gains realized in net income	1,410	561	849
Net unrealized gains on investment securities	572	228	344

Defined benefit plans:
Net actuarial losses arising during the period	(1,318)	(518)	(800)
Amortization of net actuarial losses	1,293	460	833
Amortization of net transition obligation	18	7	11
Amortization of prior service cost	18	7	11
Settlement	138	55	83
Defined benefit plans, net	149	11	138

Other comprehensive income	$721	$239	$482

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2019, 2018 and 2017:

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income (loss) before reclassifications	27,594	(810)	26,784
Amounts reclassified from AOCI	(26)	844	818
Net other comprehensive income (loss)	27,568	34	27,602
Balance at end of period	$14,825	$(6,416)	$8,409

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(13,918)	193	(13,725)
Amounts reclassified from AOCI	(204)	850	646
Net other comprehensive income (loss)	(14,122)	1,043	(13,079)
Balance at end of period	$(9,643)	$(6,450)	$(16,093)

	Investment Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Year ended December 31, 2017
Balance at beginning of period	$4,729	$(6,250)	$(1,521)

Other comprehensive income (loss) before reclassifications	(505)	(800)	(1,305)
Amounts reclassified from AOCI	849	938	1,787
Total other comprehensive income (loss)	344	138	482
Balance at end of period	$5,073	$(6,112)	$(1,039)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2019, 2018 and 2017:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2019	2018	2017	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized gains (losses) on available-for-sale investment securities	$36	$279	$(1,410)	Net gains (losses) on sales of investment securities
Tax effect	(10)	(75)	561	Income tax benefit (expense)
Net of tax	$26	$204	$(849)

Defined benefit plan items:
Amortization of net actuarial losses	$(1,117)	$(1,153)	$(1,293)	Salaries and employee benefits (1)
Amortization of net transition obligation	(18)	(18)	(18)	Salaries and employee benefits (1)
Amortization of prior service cost	(18)	(18)	(18)	Salaries and employee benefits (1)
Settlement	—	—	(138)	Salaries and employee benefits (1)
Total before tax	(1,153)	(1,189)	(1,467)
Tax effect	309	339	529	Income tax expense
Net of tax	$(844)	$(850)	$(938)

Total reclassifications, net of tax	$(818)	$(646)	$(1,787)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$58,322	$59,486	$41,204

Weighted average shares outstanding for basic earnings per share	28,495,699	29,409,683	30,400,511
Add: Dilutive effect of employee stock options and awards	181,401	200,224	237,629
Weighted average shares outstanding for diluted earnings per share	28,677,100	29,609,907	30,638,140

Basic earnings per share	$2.05	$2.02	$1.36
Diluted earnings per share	$2.03	$2.01	$1.34

There were no potentially dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2019, 2018, and 2017.

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

Our exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. For forward foreign exchange contracts and interest rate contracts, the contract amounts do not represent exposure to credit loss. We control the credit risk of these contracts through credit approvals, limits and monitoring procedures. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. We enter into forward interest rate contracts on our residential mortgage held for sale loans. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of the counter-parties to its forward interest rate contracts.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2019 and 2018, we did not have any forward foreign exchange contracts.

At December 31, 2019 and 2018, financial instruments with off-balance sheet risk were as follows:

	December 31,
	2019	2018
	(Dollars in thousands)
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,089,135	$1,030,322
Standby letters of credit and financial guarantees written	10,526	13,377

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	625	2,158
Forward interest rate contracts	8,968	8,530

25. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable, the majority of FHLB advances and other short-term borrowings, and accrued interest payable.

Investment Securities

The fair value of investment securities is based on market price quotations received from third-party pricing services. The third-party pricing services utilize pricing models supported with timely market data information. Where quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. In accordance with ASU 2016-01, the fair value of loans as of December 31, 2019 and 2018 are based on the notion of exit price. The fair value of loans as of December 31, 2017 was measured based on the notion of entry price.

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

FHLB Stock

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business and the value of assets and liabilities that are not considered financial instruments. For example, significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and premises and equipment.

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and due from financial institutions	$78,418	$78,418	$78,418	$—	$—
Interest-bearing deposits in other financial institutions	24,554	24,554	24,554	—	—
Investment securities	1,128,110	1,128,110	1,127	1,115,728	11,255
Loans held for sale	9,083	9,083	—	9,083	—
Loans and leases, net of Allowance	4,401,569	4,392,477	—	—	4,392,477
FHLB stock	14,983	N/A	N/A	N/A	N/A
Accrued interest receivable	16,500	16,500	16,500	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,450,532	1,450,532	1,450,532	—	—
Interest-bearing demand and savings deposits	2,643,038	2,643,038	2,643,038	—	—
Time deposits	1,026,453	1,023,362	—	—	1,023,362
FHLB advances and other short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	101,547	97,827	—	97,827	—
Accrued interest payable (included in other liabilities)	4,288	4,288	4,288	—	—

				Fair Value Measurement Using
	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
December 31, 2019
Off-balance sheet financial instruments:
Commitments to extend credit	$1,089,135	$1,230	$1,230	$—	$1,230	$—
Standby letters of credit and financial guarantees written	10,526	158	158	—	158	—

Derivatives:
Interest rate lock commitments	625	8	8	—	8	—
Forward sale commitments	8,968	(28)	(28)	—	(28)	—

			Fair Value Measurement Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2018
Financial assets:
Cash and due from financial institutions	$80,569	$80,569	$80,569	$—	$—
Interest-bearing deposits in other financial institutions	21,617	21,617	21,617	—	—
Investment securities	1,354,812	1,350,576	826	1,338,581	11,169
Loans held for sale	6,647	6,647	—	6,647	—
Loans and leases, net of Allowance	4,030,450	3,938,380	—	—	3,938,380
FHLB stock	16,645	N/A	N/A	N/A	N/A
Accrued interest receivable	17,000	17,000	17,000	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,436,967	1,436,967	1,436,967	—	—
Interest-bearing demand and savings deposits	2,402,268	2,402,268	2,402,268	—	—
Time deposits	1,107,255	1,099,560	—	—	1,099,560
FHLB advances and other short-term borrowings	197,000	197,000	—	197,000	—
Long-term debt	122,166	118,057	—	118,057	—
Accrued interest payable (included in other liabilities)	5,051	5,051	5,051	—	—

				Fair Value Measurement Using
	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
December 31, 2018
Off-balance sheet financial instruments:
Commitments to extend credit	$1,030,322	$1,205	$1,205	$—	$1,205	$—
Standby letters of credit and financial guarantees written	13,377	201	201	—	201	—

Derivatives:
Interest rate lock commitments	2,158	11	11	—	11	—
Forward sale commitments	8,530	(95)	(95)	—	(95)	—

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2019.

The following table below presents the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2019
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$122,018	$—	$110,763	$11,255
Corporate securities	30,529	—	30,529	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	—	40,381	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	677,822	—	677,822	—
Residential - Non-government sponsored entities ("Non-GSEs")	37,191	—	37,191	—
Commercial - U.S. GSEs and agencies	81,225	—	81,225	—
Commercial - Non-GSEs	137,817	—	137,817	—
Equity securities	1,127	1,127	—	—
Derivatives: Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,128,090	$1,127	$1,115,708	$11,255

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2018
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$173,674	$—	$162,505	$11,169
Corporate securities	54,849	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,574	—	32,574	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	717,052	—	717,052	—
Residential - Non-government sponsored entities ("Non-GSEs")	41,118	—	41,118	—
Commercial - U.S. GSEs and agencies	51,483	—	51,483	—
Commercial - Non-GSEs	134,728	—	134,728	—
Equity securities	826	826	—	—
Derivatives: Interest rate lock and forward sale commitments	(84)	—	(84)	—
Total	$1,206,220	$826	$1,194,225	$11,169

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Available-for-Sale Debt Securities - States and Political Subdivisions
(Dollars in thousands)
Balance as of December 31, 2017	$11,794
Principal payments received	(373)
Purchases	—
Unrealized net loss included in other comprehensive loss	(252)
Balance as of December 31, 2018	$11,169
Principal payments received	(400)
Purchases	—
Unrealized net gain included in other comprehensive loss	486
Balance as of December 31, 2019	$11,255

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $11.3 million and $11.2 million at December 31, 2019 and 2018, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds is the weighted average discount rate. As of December 31, 2019, the weighted average discount rate utilized was 4.08%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2019
Other real estate (1)	$164	$—	$164	$—	$—
Total					$—

December 31, 2018
Other real estate (1)	$414	$—	$414	$—	$—
Total					$—

(1)	Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

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

Segment net income (loss) and total assets are provided in the following table for the periods indicated:

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2019
Net interest income	$171,716	$12,358	$—	$184,074
Intersegment net interest income (expense)	22,907	(11,448)	(11,459)	—
Credit (provision) for loan and lease losses	(6,317)	—	—	(6,317)
Other Operating income:
Mortgage banking income	4,191	—	1,792	5,983
Service charges on deposit accounts	8,406	—	—	8,406
Other service charges and fees	5,685	—	8,673	14,358
Income from fiduciary activities	4,395	—	—	4,395
Equity in earnings of unconsolidated subsidiaries	257	—	—	257
Fees on foreign exchange	91	664	—	755
Investments securities gains (losses)	—	36	—	36
Income from bank-owned life insurance	—	3,105	—	3,105
Loan placement fees	702	—	—	702
Net gain (loss) sale of foreclosed assets	—	—	(145)	(145)
Other	632	2,585	732	3,949
Total other operating income	24,359	6,390	11,052	41,801
Total other operating expense	(64,940)	(1,487)	(75,204)	(141,631)
Administrative and overhead expense allocation	(69,039)	(841)	69,880	—
Income before taxes	78,686	4,972	(5,731)	77,927
Income tax (expense) benefit	(19,796)	(1,251)	1,442	(19,605)
Net income (loss)	$58,890	$3,721	$(4,289)	$58,322

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Balance as of December 31, 2019
Investment securities	$—	$1,128,110	$—	$1,128,110
Loans and leases (including loans held for sale)	4,458,623	—	—	4,458,623
Other	24,813	251,151	149,975	425,939
Total assets	$4,483,436	$1,379,261	$149,975	$6,012,672

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2018
Net interest income	$153,314	$19,684	$—	$172,998
Intersegment net interest income (expense)	28,691	(18,284)	(10,407)	—
Credit (provision) for loan and lease losses	1,124	—	—	1,124
Other operating income:
Mortgage banking income	4,015	—	3,300	7,315
Service charges on deposit accounts	8,406	—	—	8,406
Other service charges and fees	5,154	23	7,946	13,123
Income from fiduciary activities	4,245	—	—	4,245
Equity in earnings of unconsolidated subsidiaries	233	—	—	233
Fees on foreign exchange	98	807	—	905
Investments securities gains (losses)	—	(279)	—	(279)
Income from bank-owned life insurance	—	2,117	—	2,117
Loan placement fees	747	—	—	747
Other	981	65	946	1,992
Total other operating income	23,879	2,733	12,192	38,804
Total other operating expense	(63,649)	(1,472)	(69,561)	(134,682)
Administrative and overhead expense allocation	(60,636)	(874)	61,510	—
Income before taxes	82,723	1,787	(6,266)	78,244
Income tax (expense) benefit	(19,832)	(428)	1,502	(18,758)
Net income (loss)	$62,891	$1,359	$(4,764)	$59,486

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Balance as of December 31, 2018
Investment securities	$—	$1,354,812	$—	$1,354,812
Loans and leases (including loans held for sale)	4,085,013	—	—	4,085,013
Other	36,905	256,652	73,644	367,201
Total assets	$4,121,918	$1,611,464	$73,644	$5,807,026

	Banking Operations	Treasury	All Others	Total
	(Dollars in thousands)
Year ended December 31, 2017
Net interest income	$140,077	$27,626	$—	$167,703
Intersegment net interest income (expense)	32,977	(25,000)	(7,977)	—
Credit (provision) for loan and lease losses	2,674	—	—	2,674
Total other operating income	22,511	2,448	11,537	36,496
Total other operating expense	(60,939)	(1,433)	(68,701)	(131,073)
Administrative and overhead expense allocation	(61,082)	(972)	62,054	—
Income before taxes	76,218	2,669	(3,087)	75,800
Income taxes	(34,376)	(1,204)	984	(34,596)
Net income (loss)	$41,842	$1,465	$(2,103)	$41,204

27. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2019, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $415.0 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2019, the bank had Statutory Retained Earnings of $66.6 million. For further information, see Note 13 - Equity.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and were fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019. The capital conservation buffer for 2019, 2018 and 2017 was 2.50%, 1.875% and 1.25%, respectively. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Company and bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
	(Dollars in thousands)
Company
As of December 31, 2019
Tier 1 capital to avg. assets (leverage ratio)	$568,529	9.5%	$238,630	4.0%		N/A
Tier 1 capital to risk-weighted assets	568,529	12.6	271,788	6.0		N/A
Total capital to risk-weighted assets	617,772	13.6	362,384	8.0		N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	518,529	11.5	203,841	4.5		N/A

As of December 31, 2018
Tier 1 capital to avg. assets (leverage ratio)	570,260	9.9	230,847	4.0		N/A
Tier 1 capital to risk-weighted assets	570,260	13.5	252,921	6.0		N/A
Total capital to risk-weighted assets	619,419	14.7	337,228	8.0		N/A
CET1 capital to risk-weighted assets	500,260	11.9	189,691	4.5		N/A

Central Pacific Bank
As of December 31, 2019
Tier 1 capital to avg. assets (leverage ratio)	$556,077	9.3%	$238,342	4.0%	$297,928	5.0%
Tier 1 capital to risk-weighted assets	556,077	12.3	271,350	6.0	361,800	8.0
Total capital to risk-weighted assets	605,320	13.4	361,800	8.0	452,250	10.0
CET1 capital to risk-weighted assets	556,077	12.3	203,512	4.5	293,962	6.5

As of December 31, 2018
Tier 1 capital to avg. assets (leverage ratio)	533,166	9.3	230,638	4.0	288,298	5.0
Tier 1 capital to risk-weighted assets	533,166	12.7	252,667	6.0	336,889	8.0
Total capital to risk-weighted assets	582,325	13.8	336,889	8.0	421,111	10.0
CET1 capital to risk-weighted assets	533,166	12.7	189,500	4.5	273,722	6.5

(1) Under the Basel III Capital Rules, the Company and the bank must also maintain the required Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. The CCB requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the CCB is now at its fully phased-in level of 2.5%.

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and cash equivalents	$10,634	$16,743
Equity investment securities, at fair value	1,127	826
Investment in subsidiary bank	564,460	519,978
Other assets	8,354	30,312
Total assets	$584,575	$567,859

Liabilities and Equity
Long-term debt	$51,547	$72,166
Other liabilities	4,508	3,968
Total liabilities	56,055	76,134

Total shareholders’ equity	528,520	491,725
Total equity	528,520	491,725

Total liabilities and equity	$584,575	$567,859

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Income:
Dividends from subsidiary bank	$42,008	$103,001	$43,000
Interest income from subsidiary bank	5	5	6
Other income	92	160	150
Total income	42,105	103,166	43,156

Expense:
Interest expense on long-term debt	2,453	4,338	3,479
Other expenses	2,599	1,617	2,002
Total expenses	5,052	5,955	5,481

Income before income taxes and equity in undistributed income of subsidiaries	37,053	97,211	37,675
Income tax expense (benefit)	(1,289)	(1,261)	(1,781)
Income before equity in undistributed income of subsidiaries	38,342	98,472	39,456

Equity in undistributed income (loss) of subsidiary bank	19,980	(38,986)	1,748
Net income	$58,322	$59,486	$41,204

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$58,322	$59,486	$41,204
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	3,055	450	(442)
Net change in dividends receivable from subsidiary bank	21,004	(21,004)	—
Equity in undistributed loss (income) of subsidiary bank	(19,980)	38,986	(1,748)
Share-based compensation expense	2,735	2,778	1,918
Net change in other assets and liabilities	(2,900)	(920)	1,357
Net cash provided by operating activities	62,236	79,776	42,289

Cash flows from investing activities:
Distributions from unconsolidated subsidiaries	622	622	—
Net cash provided by investing activities	622	622	—

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	151	—	—
Repayments of long-term debt	(20,619)	(20,619)	—
Repurchases of common stock	(22,793)	(32,824)	(26,559)
Cash dividends paid on common stock	(25,706)	(24,143)	(21,299)
Net cash used in financing activities	(68,967)	(77,586)	(47,858)

Net increase (decrease) in cash and cash equivalents	(6,109)	2,812	(5,569)

Cash and cash equivalents at beginning of year	16,743	13,931	19,500
Cash and cash equivalents at end of year	$10,634	$16,743	$13,931

28. UNAUDITED QUARTERLY FINANCIAL INFORMATION

As discussed in Note 1 - Summary of Significant Accounting Policies and Note 7 - Investments in Unconsolidated Subsidiaries, during the fourth quarter of 2018, the Company voluntarily changed its accounting policy for its investments in LIHTC partnerships. As a result, financial information for the periods prior to the fourth quarter of 2018 was revised to reflect the reclassification of amortization of investments in LIHTC partnerships from total other operating expense to income tax expense, which provides users a better understanding of the nature of the returns of such investments, in connection with the change in accounting policy:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2019
Total interest income	$53,141	$54,105	$53,980	$55,157	$216,383
Total interest expense	8,028	8,727	8,331	7,223	32,309
Net interest income	45,113	45,378	45,649	47,934	184,074
Provision (credit) for loan and lease losses	1,283	1,404	1,532	2,098	6,317
Net interest income after provision (credit) for loan and lease losses	43,830	43,974	44,117	45,836	177,757
Investment securities gains (losses)	—	—	36	—	36
Income before income taxes	21,155	17,961	19,449	19,362	77,927
Net income	16,037	13,534	14,554	14,197	58,322
Basic earnings per share	$0.56	$0.47	$0.51	$0.50	$2.05
Diluted earnings per share	0.55	0.47	0.51	0.50	2.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Dollars in thousands, except per share data)
2018
Total interest income	$47,310	$48,509	$50,136	$52,339	$198,294
Total interest expense	4,988	5,837	6,811	7,660	25,296
Net interest income	42,322	42,672	43,325	44,679	172,998
Provision (credit) for loan and lease losses	(211)	532	(59)	(1,386)	(1,124)
Net interest income after provision (credit) for loan and lease losses	42,533	42,140	43,384	46,065	174,122
Investment securities gains (losses)	—	—	—	(279)	(279)
Income before income taxes	18,083	18,159	20,179	21,823	78,244
Net income	14,277	14,224	15,193	15,792	59,486
Basic earnings per share	$0.48	$0.48	$0.52	$0.54	$2.02
Diluted earnings per share	0.48	0.48	0.52	0.54	2.01

29. SUBSEQUENT EVENTS

In January 2020, the Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time of the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2019 Repurchase Plan. The 2019 Repurchase Plan had 21.1 million in remaining repurchase authority as of December 31, 2019.

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

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019. Information concerning the Company’s Code of Conduct & Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics" of the Company’s 2020 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2020 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2020 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2020 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2020 Proxy Statement.

The following table provides information as of December 31, 2019 regarding securities issued under our equity compensation plans that were in effect during fiscal 2019.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	133,813	$14.31	1,304,773
Equity compensation plans not approved by security holders	—	—	—
Total	133,813	14.31	1,304,773

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2020 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2020 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid to Independent Registered Public Accounting Firm" of the Company’s 2020 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended through January 25, 2012 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (*)

4.2	Form of Registrant's Common Stock Certificate (*)

10.1	Central Pacific Bank Supplemental Executive Retirement Plan (3) (4)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (3) (5)

10.3	The Registrant’s 2004 Stock Compensation Plan (3) (6)

10.4	Form of Restricted Share Grant Agreement to Non-Employee Director under 2004 Stock Compensation Plan (3) (6)

10.5	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (3) (9)

10.6	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (3) (8)

10.7	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (3) (10)

10.8	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (3) (8)

10.9	The Registrant’s 2004 Annual Executive Incentive Plan (3) (6)

10.10	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (3) (8)

10.11	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (3) (11)

10.12	Amendment No. 2012-1 to the Registrant's 2004 Stock Compensation Plan (12)

10.13	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (12)

10.14	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (12)

10.15	The Registrant’s 2013 Stock Compensation Plan (13)

10.16	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.17	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.18	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.19	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.20	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (14)

10.21	Employment Agreement with Paul Yonamine, dated September 25, 2018 (3) (7)

14.1	The Registrant's Code of Conduct & Ethics (10)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (10)

21	Subsidiaries of the Registrant *

23.1	Consent of Independent Registered Public Accounting Firm (KPMG) *

23.2	Consent of Independent Registered Public Accounting Firm (Crowe) *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

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

(6)
Incorporated herein by reference to Exhibits 10.8, 10.9 and 10.20, respectively, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(8)
Incorporated herein by reference to Exhibits 10.15, 10.19 and 10.21, respectively, to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

(9)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(10)
Incorporated herein by reference to Exhibits 10.19, 14.1 and 14.2, respectively, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

(11)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.
(12)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.

(13)
Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

(14)
Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

(c) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2020
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul K. Yonamine	Chairman and Chief Executive Officer	February 25, 2020
Paul K. Yonamine	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	February 25, 2020
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Catherine Ngo	President, Director	February 25, 2020
A. Catherine Ngo

/s/ John C. Dean	Director	February 25, 2020
John C. Dean

/s/ Christine H. H. Camp	Director	February 25, 2020
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 25, 2020
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 25, 2020
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	February 25, 2020
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 25, 2020
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 25, 2020
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 25, 2020
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 25, 2020
Crystal K. Rose

/s/ Christopher T. Lutes	Director	February 25, 2020
Christopher T. Lutes