Form 10-Q
period 2020-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2020-05-05
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 30, 2020 was 28,115,353 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

This document may contain forward-looking statements concerning: projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; statements of future economic performance including anticipated performance results in light of the COVID-19 pandemic and from our RISE2020 initiative; or any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 initiative; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism;
pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein and herein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Form 10-Q. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$81,972	$78,418
Interest-bearing deposits in other banks	11,021	24,554
Investment securities:
Available-for-sale debt securities, at fair value	1,184,023	1,126,983
Equity securities, at fair value	1,002	1,127
Total investment securities	1,185,025	1,128,110

Loans held for sale	3,910	9,083

Loans	4,511,998	4,449,540
Allowance for credit losses	(59,645)	(47,971)
Loans, net of allowance for credit losses	4,452,353	4,401,569

Premises and equipment, net	50,447	46,343
Accrued interest receivable	16,851	16,500
Investment in unconsolidated subsidiaries	16,721	17,115
Other real estate owned	100	164
Mortgage servicing rights	13,345	14,718
Bank-owned life insurance	159,637	159,656
Federal Home Loan Bank stock	18,109	14,983
Right-of-use lease asset	51,198	52,348
Other assets	47,859	49,111
Total assets	$6,108,548	$6,012,672

Liabilities
Deposits:
Noninterest-bearing demand	$1,430,540	$1,450,532
Interest-bearing demand	1,018,508	1,043,010
Savings and money market	1,693,280	1,600,028
Time	993,741	1,026,453
Total deposits	5,136,069	5,120,023

Short-term borrowings	222,000	150,000
Long-term debt	101,547	101,547
Lease liability	51,541	52,632
Other liabilities	63,561	59,950
Total liabilities	5,574,718	5,484,152

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,115,353 at March 31, 2020 and 28,289,257 at December 31, 2019	442,853	447,602
Additional paid-in capital	92,284	91,611
Accumulated deficit	(20,428)	(19,102)
Accumulated other comprehensive income	19,072	8,409
Total shareholders' equity	533,781	528,520
Non-controlling interest	49	—
Total equity	533,830	528,520
Total liabilities and equity	$6,108,548	$6,012,672
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Interest income:
Interest and fees on loans and leases	$46,204	$43,768
Interest and dividends on investment securities:
Taxable interest	6,757	8,260
Tax-exempt interest	668	866
Dividends	17	18
Interest on deposits in other banks	36	68
Dividends on Federal Home Loan Bank stock	132	161
Total interest income	53,814	53,141
Interest expense:
Interest on deposits:
Demand	176	192
Savings and money market	1,118	791
Time	3,268	5,092
Interest on short-term borrowings	508	893
Interest on long-term debt	914	1,060
Total interest expense	5,984	8,028
Net interest income	47,830	45,113
Provision for credit losses	9,329	1,283
Net interest income after provision for credit losses	38,501	43,830
Other operating income:
Mortgage banking income	337	1,573
Service charges on deposit accounts	2,050	2,081
Other service charges and fees	4,897	3,215
Income from fiduciary activities	1,297	965
Equity in earnings of unconsolidated subsidiaries	26	8
Income (loss) from bank-owned life insurance	(19)	952
Other	298	2,879
Total other operating income	8,886	11,673
Other operating expense:
Salaries and employee benefits	20,347	19,889
Net occupancy	3,672	3,458
Equipment	1,097	1,006
Communication expense	837	734
Legal and professional services	2,028	1,570
Computer software expense	2,943	2,597
Advertising expense	1,092	711
Foreclosed asset expense	67	159
Other	4,157	4,224
Total other operating expense	36,240	34,348
Income before income taxes	11,147	21,155
Income tax expense	2,821	5,118
Net income	$8,326	$16,037
Per common share data:
Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	$0.29	$0.55
Cash dividends declared	$0.23	$0.21
Weighted average common shares outstanding used in computation:
Basic shares	28,126,400	28,758,310
Diluted shares	28,277,753	28,979,855
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income	$8,326	$16,037
Other comprehensive income, net of tax:
Net change in unrealized gain on investment securities	10,147	10,996
Defined benefit plans	516	242
Total other comprehensive income, net of tax	10,663	11,238
Comprehensive income	$18,989	$27,275

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Non-controlling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (2)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
Common stock repurchased and retired and other related costs	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation	32,326	—	—	498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2017-12.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$8,326	$16,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,329	1,283
Depreciation and amortization of premises and equipment	1,504	1,540
Non-cash lease expense	59	79
Cash flows from operating leases	(1,594)	(1,549)
Loss on sale of other real estate, net of write-downs	64	138
Amortization of mortgage servicing rights	1,547	471
Net amortization and accretion of premium/discounts on investment securities	1,982	2,211
Share-based compensation expense	673	498
Net gain on sales of residential mortgage loans	(727)	(611)
Proceeds from sales of loans held for sale	31,498	31,877
Originations of loans held for sale	(25,598)	(28,158)
Equity in earnings of unconsolidated subsidiaries	(26)	(8)
Distributions from unconsolidated subsidiaries	73	82
Net decrease (increase) in cash surrender value of bank-owned life insurance	19	(952)
Deferred income taxes	(406)	5,013
Net tax benefits from share-based compensation	(48)	105
Net change in other assets and liabilities	4,570	(2,173)
Net cash provided by operating activities	31,245	25,883
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	50,878	43,093
Purchases of investment securities available-for-sale	(96,068)	—
Proceeds from sale of MasterCard stock	—	2,555
Net loan originations	(41,339)	(6,851)
Purchases of loan portfolios	(22,340)	(18,286)
Net purchases of premises, equipment and land	(5,608)	(782)
Net return of capital from unconsolidated subsidiaries	—	622
Contributions to unconsolidated subsidiaries	(422)	—
Net (purchases of) proceeds from redemption of FHLB stock	(3,126)	500
Net cash (used in) / provided by investing activities	(118,025)	20,851
Cash flows from financing activities:
Net increase in deposits	16,046	1,638
Repayments of long-term debt	—	(20,619)
Net increase (decrease) in short-term borrowings	72,000	(18,000)
Cash dividends paid on common stock	(6,496)	(6,052)
Repurchases of common stock and other related costs	(4,749)	(7,708)
Net cash provided by financing activities	76,801	(50,741)
Net decrease in cash and cash equivalents	(9,979)	(4,007)
Cash and cash equivalents at beginning of period	102,972	102,186
Cash and cash equivalents at end of period	$92,993	$98,179

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,140	$8,402
Income taxes	170	—
Supplemental disclosure of non-cash information:
Net transfer of investment securities held-to-maturity to available-for-sale	—	(149,042)
Right-of-use lease assets obtained in exchange for lease liabilities	—	55,887

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 2020, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements.

We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.1 million, $15.0 million and $1.6 million, respectively, at March 31, 2020 and $0.2 million, $15.3 million and $1.6 million, respectively, at December 31, 2019. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic is sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

Change in Operating Segments and Reclassifications

In the first quarter of 2020, the Company reassessed the alignment of its reportable segments and combined its three reportable segments (Banking Operations, Treasury and All Others segments) into a single operating segment. We believe this change better reflects how the Company's Executive Committee, or its chief operating decision maker ("CODM"), manages, allocates resources and assesses performance of the activities of the Company. The Company also believes that this change is better aligned with how the Company's CODM manages its business. Segment results for 2019 have been reclassified to reflect the realignment of the Company’s reportable segments and be comparable to the segment results for 2020. This change in reportable segments did not have an impact on the Company's previously reported historical consolidated financial statements.

Investment Securities

Investments in debt securities are designated as trading, available-for-sale ("AFS"), or held-to-maturity ("HTM"). Investments in debt securities are designated as HTM only if we have the positive intent and ability to hold these securities to maturity. HTM securities are reported at amortized cost in the consolidated balance sheets. Trading securities are reported at fair value, with changes in fair value included in net income. Debt securities not classified as HTM or trading are classified as AFS and are reported at fair value, with net unrealized gains and losses, net of applicable taxes, excluded from net income and included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value included in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities ("MBS"), other debt securities and equity securities. The Company’s MBS portfolio is comprised primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (which there is no minimum credit rating), non-agency residential MBS (which shall meet a minimum credit rating of AAA) and non-agency commercial MBS (which shall meet a minimum credit rating of BBB and meet minimum internal credit guidelines).

The Company’s other debt securities portfolio is comprised of obligations issued by U.S. government entities and agencies, obligations issued by states and political subdivisions (which shall meet a minimum credit rating of BBB), and corporate bonds (which shall meet a minimum credit rating of BBB-).

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums to the earliest call date. We accrete discounts associated with investment securities using the effective interest method over the life of the respective security instrument. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of March 31, 2020 and the Company did not reverse any accrued interest against interest income during the three months ended March 31, 2020.

Allowance for Credit Losses (“ACL”) for AFS Debt Securities

AFS debt securities in an unrealized loss position are evaluated for impairment at least quarterly. For AFS debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through net income.

For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In conducting this assessment for debt securities in an unrealized loss position, management evaluates the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in AOCI.

Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of March 31, 2020, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.5 million as of March 31, 2020. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

ACL for HTM Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. For pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources. Expected credit losses for these securities are estimated using a loss rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Expected credit loss on each security in the HTM portfolio that do not share common risk characteristics with any of the pools of debt securities is individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security.

Accrued interest on HTM debt securities is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

The Company did not have any HTM debt securities as of March 31, 2020.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to yield and are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $12.4 million at March 31, 2020 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Loans are generally placed on nonaccrual status when interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectibility of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current for a predetermined period, normally at least six months, and full payment of principal and interest is reasonably assured.

Troubled Debt Restructuring (“TDR”)

A loan is accounted for and reported as a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) the Company grants a concession to the borrower experiencing financial difficulty that it would not otherwise consider for a borrower or transaction with similar credit risk characteristics. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

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

The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed TDRs are evaluated individually to determine the required ACL using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the CARES Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods, however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ACL for Loans

Under the current expected credit loss methodology, the ACL for loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Our policy is to charge off a loan in the period in which the loan is deemed to be uncollectible and all interest previously accrued but not collected is reversed against current period interest income. We consider a loan to be uncollectible when it is probable that a loss has been incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood of and/or timeframe for recovery of the amount due is uncertain, weak, or protracted. Subsequent receipts, if any, are credited first to the remaining principal, then to the ACL for loans as recoveries, and finally to unaccrued interest.

The ACL for loans represents management's estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

The Company's methodologies incorporate a reasonable and supportable forecast period of one year and revert to historical loss information on straight-line basis over one year when its forecast is no longer deemed reasonable and supportable.

The Company maintains an ACL at an appropriate level as of a given balance sheet date to absorb management’s best estimate of expected life of loan credit losses.

Historical credit loss experience provides the basis for the Company’s expected credit loss estimate. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated.

The ACL methodology may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for losses in the loan portfolio that may not be reflected and/or captured in the historical loss data. These factors include: lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration and other internal and external factors.

The Company uses the Moody’s forecasting service for the economic forecast used in the ACL methodology. The Moody’s forecast includes both National and Hawaii specific economic indicators. The Moody’s forecast is widely used in the industry and is reasonable and supportable. The Moody’s forecast is updated at least monthly and includes a variety of economic scenarios. Generally the Company will use the most recent consensus forecast from Moody’s as of the balance sheet date. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that factors in other potential economic scenarios provided by Moody’s. Had the Company used a different forecast scenario, or utilized updated forecasts released after the balance sheet date, the provision for expected credit losses could be materially different.

The ACL is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by Federal Financial Institutions Examination Council ("FFIEC") Call Report codes. Loan pools are further segmented by risk utilizing risk ratings or bands of payment delinquency (including TDR or non-accrual status), depending on what is most appropriate for each segment. Additional sub-segmentation may be utilized to identify groups of loans with unique risk characteristics relative to the rest of the portfolio.

The Company relies on a third-party platform which offers multiple methodologies to measure historical life losses. The Company has also developed models internally to incorporate future economic conditions and forecast future credit losses based on various macro-economic indicators.

The Company has identified the following portfolio segments to measure the allowance for credit losses:

Loan Segment	Historical Lifetime Loss Method	Historical Lookback Period	Economic Forecast Length	Reversion Method
Construction	Probability of Default/Loss Given Default ("PD/LGD")	2008-Present	One Year	One Year (straight-line basis)
Commercial real estate	Loss-Rate Migration	2008-Present
Multi-family mortgage	PD/LGD	2008-Present
Commercial, financial and agricultural	Loss-Rate Migration	2008-Present
Home equity lines of credit	Loss-Rate Migration	2008-Present
Residential mortgage	Loss-Rate Migration	2008-Present
Consumer - other revolving	Loss-Rate Migration	2008-Present
Consumer - non-revolving	Loss-Rate Migration	2008-Present
Other consumer	Loss-Rate Migration	2008-Present
Purchased dealer loans	Weighted-Average Remaining Maturity ("WARM")	2008-Present
Purchased consumer unsecured loans	Loss-Rate Migration/WARM	2008-Present

Below is a description and the risk characteristics of each segment:

Construction loans

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability and construction loans pose higher credit risks than typical secured loans. Financial strength of the borrower, completion risk (the risk that the project will not be completed on time and within budget) and geographic location are the predominant risk characteristics of this segment.

Commercial real estate loans

Commercial real estate loans are secured by commercial properties. The predominant risk characteristic of this segment is operating risk, which is the risk that the borrower will be unable to generate sufficient cash flows from the operation of the property. Interest rate conditions and the commercial real estate market through economic cycles also impact risk levels.

Multi-family mortgage loans

Multi-family mortgage loans can comprise multi-building properties with extensive amenities to a single building with no amenities. The primary risk characteristic of this segment is operating risk or the ability to generate sufficient rental cash flows from the operation of the property within the owner’s strategy and resources.

Commercial, financial and agricultural loans

Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The predominant risk characteristics of this segment are the cash flows of the business we lend to, global cash flows including guarantor liquidity, as well as economic and market conditions. The borrower’s business is typically regarded as the principal source of repayment, though our underwriting policy and practice generally requires secondary sources of support or collateral to mitigate risk.

Home equity lines of credit

Home equity lines of credit include fixed or floating interest rate loans and are secured by single-family owner-occupied primary residences in Hawaii. They are underwritten based on a minimum FICO score, maximum debt-to-income ratio, and maximum combined loan-to-value ratio. Home equity lines of credit are monitored based on credit score, delinquency, end of draw period and maturity.

Residential mortgage loans

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates and other market factors impact the level of credit risk inherent in the portfolio.

Consumer loans - other revolving

This segment consists of consumer unsecured lines of credit. Its predominant risk characteristics relate to current and projected economic conditions as well as employment and income levels attributed to the borrower.

Consumer loans - non-revolving
This segment consists of consumer non-revolving loans, including dealer loans. Its predominant risk characteristics relate to current and projected economic conditions as well as employment and income levels attributed to the borrower.

Purchased consumer portfolios

Credit risk for purchased consumer loans is managed on a pooled basis. The predominant risk characteristics of purchased consumer loans include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

Below is a description of the methodologies mentioned above:

PD/LGD

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools and then further sub-segmented by risk characteristics such as Risk Rating to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula ‘PD times LGD’.

Migration

Migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Migration analysis requires a portfolio segmented by risk characteristics such as risk rating to measure loss rates accurately. The key inputs to run a migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'.

WARM

Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool and then applying a loss rate which includes a forecast component over this remaining life. The methodology considers historical loss experience as well as a loss forecast expectation to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.

Other

If a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as discounted cash flow (“DCF”) techniques. Loans evaluated individually are not also included in the collective evaluation.

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans and are adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. If such renewal options or extensions are present, these options are evaluated in determining the contractual term.

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance-sheet credit exposures which is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of expected losses by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.

Letters of credit are generally unlikely to advance since they are typically in place only to ensure various forms of performance of the borrowers. Many of the letters of credit are cash secured. Non-revolving lines of credit are determined to be likely to advance as these are typically construction lines. Meanwhile, the likelihood of revolving lines of credit advancing varies with each individual borrower. Therefore, the future usage of each line was estimated based on the average line utilization of the revolving line of credit portfolio as a whole.

The estimate also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is adjusted as a provision for off-balance sheet credit exposures in other operating expense. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the bank.

Purchased Credit Deteriorated (“PCD”) Financial Assets

The Company has purchased financial assets, none of which were credit deteriorated since origination, at the time of purchase. The Company does not purchase any financial assets that are greater than 30 days delinquent at the time of purchase.

PCD financial assets, if any, are recorded at the amount paid. An ACL for PCD financial assets will be determined using the same methodology as other financial assets. The initial ACL determined on a collective basis is allocated to individual financial assets. The sum of the financial asset’s purchase price and the ACL becomes its initial amortized cost. The difference between the initial amortized costs basis and the par value of the financial asset is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through the provision for credit losses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2020

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology (Allowance for Loan and Leases Losses or "ALLL") with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on AFS debt securities if management intends to sell or believes that it is more likely than not they will be required to sell the debt security before recovery of the amortized cost basis.

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles (“GAAP”). The Company recorded a net decrease to retained earnings (or a net increase to accumulated deficit) of $3.2 million as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The transition adjustment includes increases of $3.6 million to the ACL for loans and $0.7 million to other liabilities, which includes the reserve for off-balance sheet credit exposures, offset by a $1.1 million increase to other assets for the related impact to net deferred tax assets.

The following table illustrates the impact of ASC 326:

	January 1, 2020
(dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on loans:
Commercial, financial & industrial	$(7,509)	$(8,136)	$627
Real estate:
Construction	(2,271)	(1,792)	(479)
Residential mortgage	(13,935)	(13,327)	(608)
Home equity	(2,592)	(4,206)	1,614
Commercial mortgage	(13,737)	(11,113)	(2,624)
Consumer	(11,493)	(9,397)	(2,096)
Subtotal	$(51,537)	$(47,971)	$(3,566)

Net deferred tax assets (included in other assets)	$17,692	$16,541	$1,151

Liabilities:
Reserve for off-balance sheet credit exposures (included in other liabilities)	$(2,012)	$(1,272)	$(740)

Equity:
Accumulated deficit	$22,257	$19,102	$3,155

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The ASU is part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The ASU modifies disclosure requirements on fair value measurements in Topic 820. The Company adopted ASU 2018-13 effective January 1, 2020. ASU 2018-13 did not have a material impact on disclosures in our consolidated financial statements.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic ("COVID-19") and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDR's that will be reported in future periods, however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
March 31, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$131,539	$2,955	$(284)	$134,210	$—
Corporate securities	30,116	111	—	30,227	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	38,244	43	(781)	37,506	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	716,398	18,861	(209)	735,050	—
Commercial - U.S. Government agencies and sponsored entities	77,612	2,707	—	80,319	—
Residential - Non-government agencies	34,113	608	(49)	34,672	—
Commercial - Non-government agencies	131,705	1,265	(931)	132,039	—
Total available-for-sale securities	$1,159,727	$26,550	$(2,254)	$1,184,023	$—

The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$119,755	$2,303	$(40)	$122,018
Corporate securities	30,277	252	—	30,529
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,769	10	(398)	40,381
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	673,918	6,003	(2,099)	677,822
Commercial - U.S. Government agencies and sponsored entities	80,773	1,198	(746)	81,225
Residential - Non-government agencies	36,377	830	(16)	37,191
Commercial - Non-government agencies	134,676	3,141	—	137,817
Total available-for-sale securities	$1,116,545	$13,737	$(3,299)	$1,126,983

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2020
Equity securities	$961	$1,002

December 31, 2019
Equity securities	935	1,127

On January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its HTM investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its AFS investment securities portfolio.

The amortized cost and estimated fair value of our AFS debt securities at March 31, 2020 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$48,598	$48,784
Due after one year through five years	46,887	47,163
Due after five years through ten years	63,133	64,548
Due after ten years	41,281	41,448

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	716,398	735,050
Commercial - U.S. Government agencies and sponsored entities	77,612	80,319
Residential - Non-government agencies	34,113	34,672
Commercial - Non-government agencies	131,705	132,039
Total available-for-sale securities	$1,159,727	$1,184,023

We did not sell any available-for-sale securities during the three months ended March 31, 2020 and March 31, 2019.

Investment securities of $617.9 million and $719.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At March 31, 2020 and December 31, 2019, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 50 and 81 AFS debt securities which were in an unrealized or unrecognized loss position, without an ACL, at March 31, 2020 and December 31, 2019, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Debt securities:
States and political subdivisions	$6,953	$(278)	$803	$(6)	$7,756	$(284)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	14,879	(325)	17,437	(456)	32,316	(781)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	4,764	(28)	17,967	(181)	22,731	(209)
Residential - Non-government agencies	7,495	(49)	—	—	7,495	(49)
Commercial - U.S. Government agencies and sponsored entities	—	—	—	—	—	—
Commercial - Non-government agencies	78,904	(931)	—	—	78,904	(931)
Total temporarily impaired securities	$112,995	$(1,611)	$36,207	$(643)	$149,202	$(2,254)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Debt securities:
States and political subdivisions	$1,754	$(9)	$801	$(31)	$2,555	$(40)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	18,882	(143)	19,031	(255)	37,913	(398)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	54,335	(283)	214,295	(1,816)	268,630	(2,099)
Residential - Non-government agencies	8,206	(16)	—	—	8,206	(16)
Commercial - U.S. Government-sponsored entities	32,067	(746)	—	—	32,067	(746)
Total temporarily impaired securities	$115,244	$(1,197)	$234,127	$(2,102)	$349,371	$(3,299)

The Company has evaluated its AFS investment securities that are in an unrealized loss position and has determined that the unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the credit and financial markets since purchase. Investment securities in an unrealized loss position are evaluated on at least a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated. All of the investment securities in an unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL and unrealized losses on these securities and have not been recognized into income.

Visa and MasterCard Class B Common Stock

As of March 31, 2020, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of March 31, 2020 and loans, excluding loans held for sale, net of ACL under previous GAAP as of December 31, 2019 consisted of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial, financial and agricultural	$575,169	$570,089
Real estate:
Construction	100,959	96,139
Residential mortgage	1,628,502	1,595,801
Home equity	504,061	490,239
Commercial mortgage	1,140,611	1,124,911
Consumer	559,765	569,516
Gross loans and leases	4,509,067	4,446,695
Net deferred costs	2,931	2,845
Loans	4,511,998	4,449,540
Allowance for credit losses	(59,645)	(47,971)
Loans, net of allowance for credit losses	$4,452,353	$4,401,569

The Company did not transfer any loans to the held-for-sale category during the three months ended March 31, 2020 and 2019.

The Company did not sell any loans originally held for investment during the three months ended March 31, 2020 and 2019.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination, at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	Consumer - Unsecured
Three Months Ended March 31, 2020
Purchases:
Outstanding balance	$22,953
Purchase premium (discount)	(613)
Purchase price	$22,340

Three Months Ended March 31, 2019
Purchases:
Outstanding balance	$18,286
Purchase premium (discount)	—
Purchase price	$18,286

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Three Months Ended March 31, 2020
Commercial, financial and agricultural	$—	$—	$667	$667	$231
Real estate:
Residential mortgage	7,718	—	—	7,718	—
Home equity	545	—	—	545	—
Commercial mortgage	—	512	—	512	—
Total	$8,263	$512	$667	$9,442	$231

The following table presents by class, information related to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	December 31, 2019
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
Impaired loans:
Commercial, financial and agricultural	$246	$135	$—
Real estate:
Residential mortgage	7,230	6,516	—
Home equity	92	92	—
Commercial mortgage	1,839	1,839	—
Total	9,407	8,582	—

Impaired loans with an ACL recorded:
Commercial, financial and agricultural	467	467	218
Consumer	17	17	17
Total	484	484	235
Total impaired loans	$9,891	$9,066	$235

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Three Months Ended
	March 31, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$209	$3
Real estate:
Construction	2,233	30
Residential mortgage	9,818	106
Home equity	497	—
Commercial mortgage	2,285	23
Total	$15,042	$162

For the three months ended March 31, 2019, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three months ended March 31, 2019, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.7 million and $0.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2020 and December 31, 2019, respectively.

The Company did not foreclose on any loans during the three months ended March 31, 2020 and 2019.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of March 31, 2020 and December 31, 2019. The following tables also present the amortized cost of loans on onaccrual status for which there was no related ACL under ASC 326 as of March 31, 2020 and under previous GAAP as of December 31, 2019.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
March 31, 2020
Commercial, financial and agricultural	$7,050	$712	$—	$667	$8,429	$566,895	$575,324	$—
Real estate:
Construction	478	—	—	—	478	100,139	100,617	—
Residential mortgage	4,371	82	1,221	2,287	7,961	1,624,575	1,632,536	2,287
Home equity	573	—	—	545	1,118	503,568	504,686	545
Commercial mortgage	287	—	—	—	287	1,138,850	1,139,137	—
Consumer	4,739	1,167	352	48	6,306	553,392	559,698	—
Total	$17,498	$1,961	$1,573	$3,547	$24,579	$4,487,419	$4,511,998	$2,832

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2019
Commercial, financial and agricultural	$476	$865	$—	$467	$1,808	$568,496	$570,304	$—
Real estate:
Construction	643	—	—	—	643	95,211	95,854	—
Residential mortgage	1,830	589	724	979	4,122	1,595,679	1,599,801	979
Home equity	759	207	—	92	1,058	489,676	490,734	92
Commercial mortgage	—	397	—	—	397	1,123,018	1,123,415	—
Consumer	3,223	943	286	17	4,469	564,963	569,432	—
Total	$6,931	$3,001	$1,010	$1,555	$12,497	$4,437,043	$4,449,540	$1,071

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2020 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million. There were $7.3 million of TDRs still accruing interest at March 31, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there are no commitments to lend additional funds to the borrower.

As discussed in Note 1 to these financial statements, the CARES Act provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019. The TDRs disclosed above were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $65 million resulting from the COVID-19 pandemic that were not classified as a TDR at March 31, 2020.

No loans were modified in a TDR during the three months ended March 31, 2020 and 2019.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 and 2019.

We had no commitments on TDRs during the three months ended March 31, 2020 and 2019.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk rating of loans. Loans not meeting the following criteria that are analyzed individually as part of the described process are considered to be pass-rated loans.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of March 31, 2020. Revolving loans converted to term as of and during the three months ended March 31, 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
	(dollars in thousands)
March 31, 2020
Commercial, financial and agricultural
Risk Rating
Pass	$40,976	$77,593	$64,288	$59,642	$50,144	$125,599	$97,073	$515,315
Special Mention	2,865	9,777	5,627	15,376	1,006	9,153	3,280	47,084
Substandard	—	7,497	526	1,229	2,097	1,576	—	12,925
Subtotal	43,841	94,867	70,441	76,247	53,247	136,328	100,353	575,324
Construction
Risk Rating
Pass	7,923	12,157	50,181	6,920	2,277	21,159	—	100,617
Residential mortgage
Risk Rating
Pass	80,293	364,858	186,851	201,685	227,341	566,829	—	1,627,857
Special Mention	—	—	—	—	159	835	—	994
Substandard	—	—	550	929	302	1,904	—	3,685
Subtotal	80,293	364,858	187,401	202,614	227,802	569,568	—	1,632,536
Home equity
Risk Rating
Pass	4,927	21,426	22,858	493	249	3,951	450,237	504,141
Substandard	—	—	—	—	207	338	—	545
Subtotal	4,927	21,426	22,858	493	456	4,289	450,237	504,686
Commercial mortgage
Risk Rating
Pass	36,503	153,355	170,779	172,937	118,087	396,221	17,463	1,065,345
Special Mention	—	—	2,392	12,597	13,220	32,666	—	60,875
Substandard	—	7,434	—	—	—	5,483	—	12,917
Subtotal	36,503	160,789	173,171	185,534	131,307	434,370	17,463	1,139,137
Consumer
Risk Rating
Pass	47,522	206,573	111,490	68,480	31,287	17,520	76,277	559,149
Special Mention	—	—	—	—	—	—	150	150
Substandard	—	11	26	11	—	237	—	285
Loss	—	—	—	—	—	114	—	114
Subtotal	47,522	206,584	111,516	68,491	31,287	17,871	76,427	559,698
Total	$221,009	$860,681	$615,568	$540,299	$446,376	$1,183,585	$644,480	$4,511,998

The following table presents the Company's loans by class and credit quality indicator as of December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2019
Commercial, financial and agricultural	$523,342	$20,677	$26,070	$—	$570,089	$215	$570,304
Real estate:
Construction	96,139	—	—	—	96,139	(285)	95,854
Residential mortgage	1,593,072	840	1,889	—	1,595,801	4,000	1,599,801
Home equity	490,147	—	92	—	490,239	495	490,734
Commercial mortgage	1,094,364	17,440	13,107	—	1,124,911	(1,496)	1,123,415
Consumer	569,212	—	193	111	569,516	(84)	569,432
Total	$4,366,276	$38,957	$41,351	$111	$4,446,695	$2,845	$4,449,540

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three months ended March 31, 2020 and under previous GAAP during the three months ended March 31, 2019:

		Real Estate
(dollars in thousands)	Commercial, Financial & Agricultural	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended March 31, 2020
Beginning balance prior to ASC 326	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses	1,231	655	(935)	(314)	5,779	2,913	9,329
Charge-offs	437	—	—	—	—	2,217	2,654
Recoveries	342	131	181	31	2	746	1,433
Net charge-offs (recoveries)	95	(131)	(181)	(31)	(2)	1,471	1,221
Ending balance	$8,645	$3,057	$13,181	$2,309	$19,518	$12,935	$59,645

Three Months Ended March 31, 2019
Beginning balance	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916
Provision for credit losses	50	91	(1,520)	481	(1,322)	3,503	1,283
	8,077	1,293	12,829	4,269	12,036	10,695	49,199
Charge-offs	463	—	—	—	—	2,251	2,714
Recoveries	233	6	22	9	—	512	782
Net charge-offs (recoveries)	230	(6)	(22)	(9)	—	1,739	1,932
Ending balance	$7,847	$1,299	$12,851	$4,278	$12,036	$8,956	$47,267

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the three months ended March 31, 2020 and under previous GAAP during the three months ended March 31, 2019.

Three Months Ended March 31, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	1,798
Ending Balance	$3,810

Three Months Ended March 31, 2019
Beginning balance	$1,242
Provision for off-balance sheet credit exposures	167
Ending balance	$1,409

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

Our provision for credit losses on loans was $9.3 million in the three months ended March 31, 2020 under ASC 326, compared to $1.3 million in the three months ended March 31, 2019 under previous GAAP.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Investments in low income housing tax credit partnerships	$14,974	$15,322
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	146	192
Other	54	54
Total	$16,721	$17,115

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of March 31, 2020 and December 31, 2019, the Company had $11.0 million and $11.5 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of March 31, 2020 for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$6,452
2021	1,494
2022	3,010
2023	10
2024	26
2025	6
Thereafter	42
Total unfunded commitments	$11,040

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2020 and March 31, 2019:

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Proportional amortization method:
Amortization expense recognized in income tax expense	$348	$258
Tax credits recognized in income tax expense	400	277

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2019	$15,596
Additions	222
Amortization	(471)
Balance, March 31, 2019	$15,347

Balance, January 1, 2020	$14,718
Additions	174
Amortization	(1,547)
Balance, March 31, 2020	$13,345

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.2 million for the three months ended March 31, 2020 compared to $0.2 million for the three months ended March 31, 2019.

Amortization of mortgage servicing rights totaled $1.5 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Fair market value, beginning of period	$15,820	$17,696
Fair market value, end of period	13,525	16,541
Weighted average discount rate	9.5%	9.5%
Forecasted constant prepayment rate assumption (1)	16.1%	16.2%

(1) Represents annualized average life loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$67,769	$(54,424)	$13,345	$67,595	$(52,877)	$14,718

Based on the mortgage servicing rights held as of March 31, 2020, estimated amortization expense for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$4,400
2021	4,764
2022	3,856
2023	325
2024	—
2025	—
Thereafter	—
Total	$13,345

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2020 and December 31, 2019, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2020, we were a party to interest rate lock and forward sale commitments on $4.2 million and $8.1 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate lock and forward sale commitments	Other assets / other liabilities	$115	$8	$37	$28

Risk Participation Agreement

In the first quarter of 2020, the Company entered into a credit risk participation agreement ("RPA") with a financial institution counterparty for an interest rate swap related to a loan which we were a participant in. The risk participation agreement entered into by us as a participant bank provides credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The fair value of the exposure related to the RPA was not material to the consolidated financial statements at March 31, 2020.

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	$99
Risk participation agreement	Other service charges and fees	1,288

Three Months Ended March 31, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	39

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.87 billion line of credit as of March 31, 2020, compared to $1.84 billion at December 31, 2019. At March 31, 2020, $1.41 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019. Short-term borrowings under this arrangement totaled $222.0 million at March 31, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $187.4 million at March 31, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at March 31, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at March 31, 2020 were secured by certain real estate loans with a carrying value of $2.51 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $60.3 million and $65.3 million, respectively. As of March 31, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $125.2 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At March 31, 2020 and December 31, 2019, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	March 31, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2019
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Other operating income:
In-scope of ASC 606
Mortgage banking income	$229	$149
Service charges on deposit accounts	2,050	2,081
Other service charges and fees	2,996	2,594
Income on fiduciary activities	1,297	965
In-scope other operating income	6,572	5,789
Out-of-scope other operating income	2,314	5,884
Total other operating income	$8,886	$11,673

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	366,467	$28.89
Changes during the period:
Granted	78,697	28.10
Vested	(46,050)	30.43
Forfeited	(5,813)	29.55
Non-vested restricted stock units, end of period	393,301	28.54

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Lease cost:
Operating lease cost	$1,653	$1,628
Variable lease cost	678	647
Less: sublease income	(12)	(11)
Total lease cost	$2,319	2,264

Other information:
Operating cash flows from operating leases	$(1,594)	$(1,549)
Weighted-average remaining lease term - operating leases	13.36 years	14.10 years
Weighted-average discount rate - operating leases	3.92%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2020 (remainder)	$4,622	$1,462	$3,160
2021	5,907	1,808	4,099
2022	5,472	1,659	3,813
2023	5,175	1,519	3,656
2024	4,947	1,385	3,562
2025	4,634	1,247	3,387
Thereafter	36,285	6,421	29,864
Total	$67,042	$15,501	$51,541

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total rental income recognized	$533	535

Based on the Company's leases as lessor as of March 31, 2020, estimated lease payments for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$1,710
2021	2,263
2022	1,657
2023	644
2024	155
2025	72
Thereafter	190
Total	$6,691
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2020 and 2019, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$13,858	$3,711	$10,147
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	13,858	3,711	10,147

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	268	72	196
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	4	1	3
Defined benefit plans, net	704	188	516

Other comprehensive income	$14,562	$3,899	$10,663

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,024	$4,028	$10,996
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	15,024	4,028	10,996

Defined benefit plans:
Amortization of net actuarial loss	263	29	234
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	5	1	4
Defined benefit plans, net	273	31	242

Other comprehensive income	$15,297	$4,059	$11,238

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2020
Balance at beginning of period	14,825	(6,416)	8,409

Other comprehensive income before reclassifications	10,147	313	10,460
Reclassification adjustments from AOCI	—	203	203
Total other comprehensive income	10,147	516	10,663

Balance at end of period	$24,972	$(5,900)	$19,072

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive loss before reclassifications	10,996	—	10,996
Reclassification adjustments from AOCI	—	242	242
Total other comprehensive income	10,996	242	11,238

Balance at end of period	$(1,747)	$(6,208)	$(7,955)

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2020 and 2019:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2020	2019
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(268)	$(263)	Salaries and employee benefits
Amortization of net transition obligation	(5)	(5)	Salaries and employee benefits
Amortization of prior service cost	(4)	(5)	Salaries and employee benefits
Total before tax	(277)	(273)
Tax effect	74	31	Income tax benefit (expense)
Net of tax	$(203)	$(242)

Total reclassification adjustments from AOCI for the period, net of tax	$(203)	$(242)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Net income	$8,326	$16,037

Weighted average common shares outstanding - basic	28,126,400	28,758,310
Dilutive effect of employee stock options and awards	151,353	221,545
Weighted average common shares outstanding - diluted	28,277,753	28,979,855

Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	$0.29	$0.55

Anti-dilutive employee stock options and awards outstanding	—	—

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of March 31, 2020, the weighted average discount rate used in the valuation of loans was 4.63%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of March 31, 2020, the weighted average discount rate used in the valuation of time deposits was 0.52%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Financial assets:
Cash and due from banks	$81,972	$81,972	$81,972	$—	$—
Interest-bearing deposits in other banks	11,021	11,021	11,021	—	—
Investment securities	1,185,025	1,185,025	1,002	1,172,451	11,572
Loans held for sale	3,910	3,910	—	3,910	—
Net loans and leases	4,452,353	4,204,383	—	—	4,204,383
Accrued interest receivable (included in other assets)	16,851	16,851	16,851	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,430,540	1,430,540	1,430,540	—	—
Interest-bearing demand and savings and money market	2,711,788	2,711,788	2,711,788	—	—
Time	993,741	996,284	—	—	996,284
Short-term borrowings	222,000	222,000	—	222,000	—
Long-term debt	101,547	91,032	—	91,032	—
Accrued interest payable (included in other liabilities)	4,132	4,132	4,132	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Derivatives:
Interest rate lock commitments	$4,237	$115	$115	$—	$115	$—
Forward sale commitments	8,118	(37)	(37)	—	(37)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,186,476	1,414	1,414	—	1,414	—
Standby letters of credit and financial guarantees written	9,424	141	141	—	141	—
Risk participation agreement	28,800	32	32	—	—	32

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets:
Cash and due from banks	$78,418	$78,418	$78,418	$—	$—
Interest-bearing deposits in other banks	24,554	24,554	24,554	—	—
Investment securities	1,128,110	1,128,110	1,127	1,115,728	11,255
Loans held for sale	9,083	9,083	—	9,083	—
Net loans and leases	4,401,569	4,392,477	—	—	4,392,477
Accrued interest receivable (included in other assets)	16,500	16,500	16,500	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,450,532	1,450,532	1,450,532	—	—
Interest-bearing demand and savings and money market	2,643,038	2,643,038	2,643,038	—	—
Time	1,026,453	1,023,362	—	—	1,023,362
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	101,547	97,827	—	97,827	—
Accrued interest payable (included in other liabilities)	4,288	4,288	4,288	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Derivatives:
Interest rate lock commitments	$625	$8	$8	$—	$8	$—
Forward sale commitments	8,968	(28)	(28)	—	(28)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,089,135	1,230	1,230	—	1,230	—
Standby letters of credit and financial guarantees written	10,526	158	158	—	158	—

Fair Value Measurements

We group our financial assets and liabilities at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that requires the use of significant judgment or estimation.

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

There were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2020.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$134,210	$—	$122,638	$11,572
Corporate securities	30,227	—	30,227	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	37,506	—	37,506	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	735,050	—	735,050	—
Commercial - U.S. Government agencies and sponsored entities	80,319	—	80,319	—
Residential - Non-government agencies	34,672	—	34,672	—
Commercial - Non-government agencies	132,039	—	132,039	—
Total available-for-sale securities	1,184,023	—	1,172,451	11,572

Equity securities	1,002	1,002	—	—

Derivatives: Interest rate lock and forward sale commitments	78	—	78	—
Total	$1,185,103	$1,002	$1,172,529	$11,572

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$122,018	$—	$110,763	$11,255
Corporate securities	30,529	—	30,529	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	—	40,381	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	677,822	—	677,822	—
Commercial - U.S. Government agencies and sponsored entities	81,225	—	81,225	—
Residential - Non-government agencies	37,191	—	37,191	—
Commercial - Non-government agencies	137,817	—	137,817	—
Total available-for-sale securities	1,126,983	—	1,115,728	11,255

Equity securities	1,127	1,127	—	—

Derivatives: Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,128,090	$1,127	$1,115,708	$11,255

For the three months ended March 31, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available-For-Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2019	$11,255
Principal payments received	(109)
Unrealized net gain included in other comprehensive income	426
Balance at March 31, 2020	$11,572

Balance at December 31, 2018	$11,169
Principal payments received	(105)
Unrealized net loss included in other comprehensive income	200
Balance at March 31, 2019	$11,264

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.6 million and $11.3 million at March 31, 2020 and March 31, 2019, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of March 31, 2020, the weighted average discount rate utilized was 3.25% compared to 4.71% at March 31, 2019 and 4.08% at December 31, 2019, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Other real estate (1)	$100	$—	$100	$—

December 31, 2019
Other real estate (1)	$164	$—	$164	$—

(1)Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

16. LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of business. Management, after consultation with our legal counsel, believes the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial statements.

17. SUBSEQUENT EVENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through April 16, 2020, the date the SBA reached the limit of funds available to disburse under the initial round of the program, the Company received approval from the SBA on over 4,100 loans totaling approximately $475 million. As the initial $349 billion allotted for PPP loans ran out in less than two weeks, an additional $310 billion was added to the program. From April 27, 2020, the date the SBA began accepting submissions for the second round of PPP loans through April 30, 2020, the Company received approval from the SBA on over 1,500 loans totaling approximately $66 million. Certain PPP loans approved by the SBA may be cancelled or withdrawn prior to closing and funding. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program that cannot be determined at this time.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the CARES Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. In response to the COVID-19 pandemic, the Company is providing 3-month principal and interest payment deferrals for its residential mortgage and consumer customers. The Company is also deferring either the full loan payment or the principal component of the loan payment for 3 to 6 months for its commercial real estate and commercial and industrial customers on a case-by-case basis depending on need. The Company executed loan deferrals on outstanding balances of approximately $65 million through March 31, 2020. As of April 30, 2020, the Company executed loan deferrals on outstanding balances of approximately $453 million, which includes the loans deferred during the first quarter of 2020, and is approximately 10% of the Company’s total loan portfolio. In accordance with the revised interagency guidance issued in April 2020, these short-term deferrals are not presently considered TDRs and at this time interest has continued to accrue. Collectibility of the accrued interest on deferred loans is uncertain and the Company may need to reverse the accrued interest which may negatively impact interest income in future periods.

Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates increased requests for loan deferrals in the second quarter of 2020.

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

Central Pacific Bank is a full-service community bank with 35 branches ,13 of which are temporarily closed to protect the health and well-being of the Company's employees and customers from the novel coronavirus pandemic ("COVID-19"), and 75 ATMs located throughout the state of Hawaii as of March 31, 2020. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 25, 2020, including the
“Risk Factors” set forth therein.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires that management make certain judgments and use certain estimates and assumptions that affect amounts reported and disclosures made. Actual results may differ from those estimates and such differences could be material to the financial statements.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2019, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for loan and lease losses. This is further described in Note 1 to the consolidated financial statements in our 2019 Form 10-K.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through March 31, 2020, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans as the most critical to the financial statement presentation. The total ACL on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses". The ACL is established through the provision for credit losses charged to current earnings. The amount maintained in the ACL reflects management’s continuing evaluation of the estimated loan losses expected to be recognized over the life of the loans in our loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that don’t share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the expected credit losses in the loan portfolio. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Financial Summary

Net income for the three months ended March 31, 2020 was $8.3 million, or $0.29 per diluted share, compared to net income of $16.0 million, or $0.55 per diluted share for the three months ended March 31, 2019. On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL") and, as a result, recorded increases of $3.6 million to the allowance for credit losses on loans and $0.7 million to the reserve for off-balance sheet credit exposures, included in other liabilities. The transition adjustments recorded on January 1, 2020 were offset to retained earnings of $3.2 million and net deferred tax assets of $1.1 million. During the three months ended March 31, 2020, the Company recorded total credit loss expense under ASC 326, which includes the provisions for credit losses and off-balance sheet credit exposures, of $11.1 million which impacted our first quarter operating results.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2020	2019
Return on average assets	0.55%	1.10%
Return on average shareholders’ equity	6.21	12.97
Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	0.29	0.55

COVID-19 Pandemic

The ongoing novel coronavirus pandemic ("COVID-19") has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability.

In late March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law as an over $2 trillion economic stimulus package. The CARES Act is intended to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.

On March 4, 2020, Hawaii Governor David Ige declared a state of emergency allowing Hawaii to use funds to act quickly in containing the spread of the coronavirus when an outbreak occurs in the islands. The measure allows for “funding flexibility” to buy supplies and equipment and gives the governor authority to suspend any laws that may impede emergency functions.

On March 16, 2020, Governor Ige issued a supplemental emergency proclamation ordering all residents to heed any orders and guidance of federal and state public health officials, including but not limited to, the imposition of social distancing measures, to control the spread of COVID-19.

On March 21, 2020, Governor Ige issued a second supplemental proclamation. Beginning March 26, 2020, all individuals, both residents and visitors, arriving or returning to the State of Hawaii will be subject to a mandatory 14-day self-quarantine. The mandate -- the first such action in the nation -- applies to all arrivals at state airports from the continental U.S. and international destinations and extends to other private and commercial aircrafts.

On March 23, 2020, Governor Ige issued a third supplemental proclamation - stay-at-home order - beginning March 25, 2020 through April 30, 2020. All persons within the State of Hawaii are ordered to stay at home or in their place of residence, such as hotels or condominiums. Individuals may leave only for essential activities or to engage in essential businesses and operations. On April 25, 2020, Governor Ige extended the state's stay-at-home order through May 31, 2020. As of April 27, 2020, the Centers for Disease Control and Prevention reported there were 607 cases and 16 COVID-19-related deaths in Hawaii.

On March 24, 2020, in response to Governor Ige's statewide restrictions on the movements of Hawaii residents and visitors to combat the potential spread of COVID-19 in Hawaii, the Company announced it would temporarily close 13 branch locations and will keep 22 branches open and fully operational. The decision to temporarily close the branches was made to protect the health and well-being of the Company's employees and customers. Some branches, such as the in-store branches with limited floor space, made it challenging to operate with social distancing in mind. The staff from the temporarily closed branches have been redeployed to work at the remaining branches, assist other areas of the bank or make customer telephone calls. The majority of our support staff, even at the executive level, have started working remotely on a full-time or rotating basis. The Company believes the actions it has taken to date, will allow it to meet the needs of its customers and community while ensuring the safety of all employees. In addition, to protect its employees as well as to manage its expenses, the Company has implemented internal policies to temporarily suspend all business travel, large group meetings, meals and entertainment. The Company has also reevaluated or postponed certain consulting projects. Hiring of new employees is on an exception basis, and the Company is evaluating its compensation plans.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 14-day self quarantine has resulted in a significant decline in tourism to the state of Hawaii, with daily visitors to Hawaii down 98% from the same year-ago period. Hawaii's unemployment rate has gone from one of the best in the nation to one of the worst at approximately 37%. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic which could lead to additional provisions for credit losses and lower interest and fee income, which if significant, could have a material impact to our financial statements.

COVID-19 may also materially disrupt banking and other financial activity generally and in Hawaii where the Bank operates. This may result in a decline in customer demand for our products and services, including loans and deposits which could negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

Financial position and results of operations

The disruptions in the economy has impaired and will continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. At this time, the Company is unable to project the probability and materiality of such credit losses and the impact its financial position and results of operation.

The Company’s interest income could also be reduced due to COVID-19. Through guidance from regulatory agencies, the Company is prudently working with its borrowers impacted by COVID-19 to defer payments, interest, and fees. During the first quarter, the Company executed loan deferrals on outstanding balances of approximately $65 million. Accrued interest receivable on these deferred loans totaled $0.2 million as of March 31, 2020. As of April 30, 2020, the Company executed loan deferrals on outstanding balances of approximately $453 million, which includes the loans deferred during the first quarter of 2020. The Company is continuing to grant loan deferrals in the second quarter and therefore expects that the accrued interest receivable balance on the deferred loans will significantly increase. While interest and fees will still accrue during the deferral period under GAAP, should the Company later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the probability and materiality of such an impact to net income.

The Company’s fee income could be reduced due to COVID-19. To support our customers during this difficult time, we have waived non-CPB ATM fees and early withdrawal fees on our time deposits. At this time, these reductions in fees are temporary and the Company does not expect it to have a material impact to net income.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. Our liquidity and capital positions remain strong. The Company currently believes that it has sufficient liquidity and capital to withstand an economic recession brought about by COVID-19. However the Company's regulatory capital ratios could be adversely impacted by significant credit losses and lower interest income and fees. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt or pay dividends to its shareholders.

The Company’s liquidity will be impacted by loan principal and interest payment deferrals that are being granted for certain customers due to COVID-19. Cash flow from loan payments will be reduced due to the deferrals which are being granted for 3 to 6 months. The Company anticipates increased requests for loans deferrals in the second quarter of 2020. Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to COVID-19 concerns.

In the case of loans serviced by the Company for certain third parties, including those under the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC") programs, the Company is required to advance to the owners the payment of principal and interest on a scheduled basis even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by the Company and are expected to be collected from the borrower and/or government agencies (FNMA or FHLMC).

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The collateral that is pledged for wholesale funding lines, could lose value and may result in less funding availability. The Company will also have access to the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is an extension of credit to eligible financial institutions that originate Paycheck Protection Program (“PPP”) loans that takes the PPP loans as collateral at face value. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

In March 2020, we decided to suspend our share repurchase program for the time being until we know more about the extent the pandemic will have on the economy and our business.

Asset valuation

The Company currently does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The Company has a significant real estate loan portfolio. Due to COVID-19, the real estate loan collateral used to secure such loans could experience a reduction in value. Further, the ability for the Company to obtain appraisals of property value could be difficult during COVID-19. This may lead to credit impairments and asset write-downs.

Processes, controls and business continuity plan

The Company's Business Continuity Plan includes a Pandemic Preparedness Plan which it successfully activated in early March 2020. The Company’s remote workforce plan has been rolled out with an overall smooth transition. The Company already had Virtual Private Network ("VPN") technology capability, and during the first quarter of 2020, expanded VPN access to over 70% of its employees. In addition to VPN, the Company is well-setup with latest technologies that enable our operations to continue efficiently. The Company is using collaboration tools and several other cloud-based software programs. For its customers, the Company continues to offer its current online and mobile banking tools, and is making progress on its new digital offerings as part of its RISE2020 initiative.

The Company may incur additional cost related to its continued deployment of the remote workforce plan, but does not expect such costs to be material at this point in time. A remote workforce plan potentially could introduce operational or internal control challenges and risks, including resource constraints. The Company is closely monitoring operations to mitigate those risks, and currently does not anticipate significant challenges to its ability to maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. However, should there be significant changes to government orders, the health and well-being of our workforce, or to our critical systems and vendors, there could be an adverse impact on our operations.

Lending operations and accommodations to borrowers

To support its customers during this difficult time, the Company has moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company is offering an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, as previously mentioned, we have waived non-CPB ATM fees and early withdrawal fees on our time deposits and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily.

The bank is a Small Business Administration ("SBA") approved lender and is actively participating in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two-year term and earn interest at 1%. The SBA will pay the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company will recognize over the life of the loan. The Company has seen tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through April 16, 2020, the date the SBA reached the limit of funds available to disburse under the initial round of the program, the Company received approval from the SBA on over 4,100 loans totaling approximately $475 million. From April 27, 2020, the date the SBA began accepting submissions for the second round of PPP loans through April 30, 2020, the Company received approval from the SBA on over 1,500 loans totaling approximately $66 million. Certain PPP loans approved by the SBA may be cancelled or withdrawn prior to closing and funding. The Company began funding PPP loans in April 2020. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability by the Company that cannot be determined at this time.

With the significant increase in volume of PPP loan requests, the Company has redeployed staff to handle and assist with loan processing. Additionally, the Company has brought on some outside resources to assist with the PPP.

The Company is staying in close contact with its customers and has increased its client outreach efforts. The Company’s commercial loan officers are having calls with their key clients as frequently as daily. The Company is monitoring its client’s financial health during this challenging time and is providing guidance to help them through the pandemic. Further, the Company believes it is prudently making loan modifications for certain borrowers to allow deferral of loan principal and/or interest for a short-term period.

The Company is providing 3-month principal and interest payment deferrals for its residential mortgage and consumer customers. The Company is deferring either the full loan payment or the principal component of the loan payment for 3 to 6 months for its commercial real estate, commercial and industrial, and other consumer loan customers on a case-by-case basis depending on need. The Company executed loan deferrals on outstanding balances of approximately $65 million through March 31, 2020. As of April 30, 2020, the Company executed loan deferrals on outstanding balances of approximately $453 million, which includes the loans deferred during the first quarter of 2020, and is approximately 10% of the Company’s total loan portfolio. In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, these short-term deferrals are not presently considered TDRs and at this time interest has continued to accrue. Collectibility of the accrued interest on deferred loans is uncertain and the Company may need to reverse the accrued interest which may negatively impact interest income in future periods. Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates increased requests for loan deferrals through the second quarter of 2020.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

The Company expects that the primary industries that we lend to that will likely experience impact from the pandemic include accommodation and food-service, retail trade, wholesale trade, manufacturing and healthcare. Many of the loans in these industries are to well-established businesses that have weathered through the last downturn. Secondary industries that may also experience impact include real estate management and other leasing, transportation, professional and administrative, and other industries. The Company also anticipates adverse impact on its consumer portfolio, and is actively granting 90-day payment deferrals to these borrowers.

In the final week of March, the Company closely reviewed its commercial loan portfolio and reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. Through this process, the Company identified borrowers that were likely to experience financial difficulty and proactively downgraded approximately $65 million in loans from pass to special mention. As part of its assessment for the downgrade, the Company reviewed customer management and actions taken such as closing businesses and reducing expenses, monthly cash burn and access to cash liquidity and capital, and the overall ability to weather through the pandemic in the near term. The Company believes that it is still too early to reach any firm conclusions and that the downgrade assessments did not include the expected positive impact from Federal subsidy programs. The Company is proactively working with its customers, including those that have already applied and have been approved for a PPP loan. Furthermore, the Company has also provided assistance with short-term payment deferrals, as necessary.

Economic forecasts are utilized to determine the Company’s allowance for credit losses. With deteriorating economic conditions due to COVID-19 and the potential for a global recession, it is expected that economic forecasts utilized in upcoming interim financial periods will include substantial economic deterioration. This may result in the Company recognizing additional provisions for credit losses which will negatively impact net income.

Material Trends

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by the real estate markets, economic environment and environmental conditions in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment, robust tourism and rising personal income; while an unfavorable business environment is characterized by the reverse.

Hawaii tourism started the year strong with solid growth in visitor arrivals and spending in the first two months of 2020. However, the COVID-19 outbreak has impacted Hawaii’s tourism significantly since late February. Total visitor arrivals in the two months ended February 29, 2020, which includes an additional day associated with leap year, increased 5.5% from the same prior year period. Total visitor expenditures in the two months ended February 29, 2020 increased by 4.8% from the same prior year period. The mandated 14-day self-quarantine for arriving visitors and residents began on March 26, 2020. Total arrivals on that day were down to 1,580 from a historical daily average of 30,000 passengers during last March. During the first week of April, total visitors were down approximately 98% from the same year-ago period.

A few airlines have announced temporary suspension of flights to international destinations. Many hotels throughout the state have temporarily closed. Many shopping centers have temporarily closed or have significantly reduced hours. Restaurants, bars and nightclubs are also closed for indoor service. Take-out, curbside pick-up and delivery are still allowed.

Unemployment continues to soar. In the week ended April 18, 2020, 4.4 million Americans filed claims for unemployment. This was the fifth consecutive week with over 3 million in claims for unemployment. During that time, 26.5 million Americans have filed jobless claims. Through March 31, 2020, Hawaii received more than 160,000 unemployment claims. The number of unemployment claims in Hawaii has grown to more than 250,000 through April 22, 2020.

Oahu home sales started the year strong with healthy year-over-year increases in closed sales of single-family homes and condominiums. According to the latest data available from the Honolulu Board of Realtors, Oahu unit sales volume increased by 11.6% for single-family homes and were stable for condominiums for the three months ended March 31, 2020, compared to the same time period last year. For the three months ended March 31, 2020, the median sales price for single-family homes on Oahu was $780,000, and remained unchanged from the same prior year period. The median sales price for condominiums on

Oahu for the three months ended March 31, 2020 was $430,000, representing an increase of 4.6% from $411,250 in the same prior year period. While the numbers appear to be strong, many of the sales which closed in March were in escrow at least 30 days before the State's stay-at-home order. The impact of COVID-19 on the housing market remains to be seen.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a new multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with best-in class products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system were completed. Despite several challenges resulting from the impact of COVID-19, the Company will continue the revitalization of its building headquarters. Digital strategies will continue to push forward. The Company may postpone other initiatives such as branch modernization for the remaining branch network. During the first quarter of 2020, the Company opened its concept branch providing its customers a glimpse into the future of Central Pacific Bank. The rollout of our new ATMs has begun. The development of the Company's new online and mobile banking platforms is progressing, with a pilot of the new platforms scheduled for June 2020. Digital technology is even more critical to our business during crises like the current pandemic and will remain a high priority strategy for our future.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2020 and 2019. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three months ended March 31, 2020 and 2019 is set forth below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

(dollars in thousands)	Three Months Ended March 31,
	2020			2019			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$11,082	1.29%	36	$11,380	2.41%	68	$(298)	(1.12)%	(32)
Investment securities, excluding valuation allowance:
Taxable (1)	1,027,695	2.64	6,774	1,201,732	2.76	8,278	(174,037)	(0.12)	(1,504)
Tax-exempt (1)	105,330	3.21	845	153,196	2.86	1,096	(47,866)	0.35	(251)
Total investment securities	1,133,025	2.69	7,619	1,354,928	2.67	9,374	(221,903)	0.02	(1,755)
Loans, including loans held for sale (2)	4,462,347	4.16	46,204	4,083,791	4.33	43,768	378,556	(0.17)	2,436
Federal Home Loan Bank stock	14,589	3.61	132	14,278	4.52	161	311	(0.91)	(29)
Total interest earning assets	5,621,043	3.85	53,991	5,464,377	3.94	53,371	156,666	(0.09)	620
Noninterest-earning assets	386,194			345,554			40,640
Total assets	$6,007,237			$5,809,931			$197,306

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,013,795	0.07%	176	$951,101	0.08%	192	$62,694	(0.01)%	(16)
Savings and money market deposits	1,651,751	0.27	1,118	1,472,835	0.22	791	178,916	0.05	327
Time deposits under $100,000	164,274	0.70	284	175,823	0.66	287	(11,549)	0.04	(3)
Time deposits $100,000 and over	846,152	1.42	2,984	982,678	1.98	4,805	(136,526)	(0.56)	(1,821)
Total interest-bearing deposits	3,675,972	0.50	4,562	3,582,437	0.69	6,075	93,535	(0.19)	(1,513)
Short-term borrowings	139,813	1.46	508	137,544	2.63	893	2,269	(1.17)	(385)
Long-term debt	101,547	3.62	914	101,547	4.23	1,060	—	(0.61)	(146)
Total interest-bearing liabilities	3,917,332	0.61	5,984	3,821,528	0.85	8,028	95,804	(0.24)	(2,044)
Noninterest-bearing deposits	1,445,724			1,396,033			49,691
Other liabilities	107,458			97,735			9,723
Total liabilities	5,470,514			5,315,296			155,218
Shareholders’ equity	536,721			494,635			42,086
Non-controlling interest	2			—			2
Total equity	536,723			494,635			42,088
Total liabilities and equity	$6,007,237			$5,809,931			$197,306

Net interest income			$48,007			$45,343			$2,664

Interest rate spread		3.24%			3.09%			0.15%

Net interest margin		3.43%			3.34%			0.09%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $48.0 million for the three months ended March 31, 2020, representing an increase of 5.9% from $45.3 million in the three months ended March 31, 2019. The increase in the three months ended March 31, 2020 was primarily attributable to loan growth funded by runoff of the investment securities portfolio and an increase in core deposits, combined with lower rates paid on interest-bearing liabilities. Partially offsetting these increases were decreases in yields earned on interest-earning assets. The decreases in yields earned on interest-earning assets and rates paid on interest-bearing liabilities were primarily attributable to the five rate cuts by the Federal Reserve from August 2019 through March 2020.

Interest Income

Taxable-equivalent interest income was $54.0 million for the three months ended March 31, 2020, representing an increase of 1.2% from $53.4 million in the three months ended March 31, 2019. The increase was primarily attributable to a $378.6 million increase in average loans compared to the three months ended March 31, 2019, accounting for approximately $4.5 million of the increase in interest income during the three months ended March 31, 2020. This increase was partially offset by a decrease in the average yields earned on loans during the three months ended March 31, 2020 of 17 bp, compared to the three months ended March 31, 2019, which decreased interest income by approximately $2.1 million. In addition, average investment securities declined by $221.9 million, which decreased interest income by approximately $1.5 million.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $6.0 million, representing a decrease of 25.5% from $8.0 million in the three months ended March 31, 2019. The decrease was primarily attributable to declines in rates paid on time deposits $100,000 and over, short-term borrowings and long-term debt of 56 bp, 117 bp and 61 bp, respectively, which decreased interest expense by approximately $1.2 million, $0.4 million and $0.1 million, respectively. In addition, average time deposits $100,000 and over declined by $136.5 million resulting in a decrease in interest expense of approximately $0.7 million. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate.

Net Interest Margin

Our net interest margin of 3.43% for the three months ended March 31, 2020 increased by 9 bp from 3.34% in the three months ended March 31, 2019.

The average rates paid on our interest-bearing liabilities, which declined by 24 bp in the three months ended March 31, 2020, compared to the same prior year period, outpaced the decline in average yields earned on our interest-earning assets, which declined by 9 bp in the three months ended March 31, 2020, compared to the same prior year period.

Provision for Credit Losses

Our provision for credit losses on loans under ASC 326 was $9.3 million during the three months ended March 31, 2020, compared to an expense of $1.3 million in the three months ended March 31, 2019 under previous GAAP.

In addition, we recorded a provision for off-balance sheet credit exposures of $1.8 million, included in other operating expense, during the three months ended March 31, 2020, compared to a provision of $0.2 million in the three months ended March 31, 2019 under previous GAAP.

We did not record a provision for credit losses on investment securities during the three months ended March 31, 2020 and 2019.

Our net charge-offs were $1.2 million during the three months ended March 31, 2020, compared to net charge-offs of $1.9 million in the three months ended March 31, 2019.

The disruptions in the economy resulting from the COVID-19 pandemic has impaired and will continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our ACL, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. At this time, the Company is unable to project the probability and materiality of such credit losses and the impact its financial position and results of operation.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019	$ Change	% Change
Other operating income:
Mortgage banking income	$337	$1,573	$(1,236)	-78.6%
Service charges on deposit accounts	2,050	2,081	(31)	-1.5%
Other service charges and fees	4,897	3,215	1,682	52.3%
Income from fiduciary activities	1,297	965	332	34.4%
Equity in earnings of unconsolidated subsidiaries	26	8	18	225.0%
Income (loss) from bank-owned life insurance	(19)	952	(971)	-102.0%
Other:
Income recovered on nonaccrual loans previously charged-off	23	82	(59)	-72.0%
Other recoveries	40	26	14	53.8%
Commissions on sale of checks	81	80	1	1.3%
Gain on sale of MasterCard stock	—	2,555	(2,555)	-100.0%
Other	154	136	18	13.2%
Total other operating income	$8,886	$11,673	$(2,787)	-23.9%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the three months ended March 31, 2020, total other operating income of $8.9 million decreased by $2.8 million, or 23.9%, from $11.7 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to a $2.6 million gain on the sale of MasterCard Class B common stock recorded in the year-ago quarter, combined with lower mortgage banking income of $1.2 million and lower income from bank-owned life insurance of $1.0 million in the current quarter. The lower mortgage banking income was primarily attributable to higher amortization of mortgage servicing rights of $1.1 million, primarily attributable to the decline in market interest rates. The lower income from bank-owned life insurance was primarily attributable to volatility in the equity markets during the quarter. This included a loss on corporate-owned life insurance, which had an offsetting decrease in the Company's employee deferred compensation expense due to the market movements during the quarter. These decreases were partially offset by $1.3 million in income related to an interest rate swap (included in other service charges and fees).

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,347	$19,889	$458	2.3%
Net occupancy	3,672	3,458	214	6.2%
Equipment	1,097	1,006	91	9.0%
Communication expense	837	734	103	14.0%
Legal and professional services	2,028	1,570	458	29.2%
Computer software expense	2,943	2,597	346	13.3%
Advertising expense	1,092	711	381	53.6%
Foreclosed asset expense	67	159	(92)	-57.9%
Other:
Charitable contributions	187	154	33	21.4%
FDIC insurance assessment	—	501	(501)	-100.0%
Miscellaneous loan expenses	300	294	6	2.0%
ATM and debit card expenses	634	650	(16)	-2.5%
Armored car expenses	294	198	96	48.5%
Entertainment and promotions	280	230	50	21.7%
Stationery and supplies	248	225	23	10.2%
Directors’ fees and expenses	241	242	(1)	-0.4%
Directors' deferred compensation plan expense	(1,483)	435	(1,918)	-440.9%
Provision for off-balance sheet credit exposures	1,798	167	1,631	976.6%
Other	1,658	1,128	530	47.0%
Total other operating expense	$36,240	$34,348	$1,892	5.5%

For the three months ended March 31, 2020, total other operating expense was $36.2 million and increased by $1.9 million, or 5.5%, from $34.3 million in the year-ago quarter. The increase was primarily due to a higher provision for off-balance sheet credit exposures of $1.6 million under ASC 326, combined with higher salaries and employee benefits of $0.5 million and higher legal and professional services of $0.5 million, primarily attributable to our RISE2020 initiative. These increases were partially offset by a $1.5 million credit related to the fair value of our directors' deferred compensation obligation recorded in the current quarter, compared to a $0.4 million expense recorded in the year-ago quarter. The variance is primarily attributable to volatility in the equity markets. In addition, FDIC insurance expense includes a $0.4 million assessment credit received in the current quarter.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total other operating expense	$36,240	$34,348

Net interest income	$47,830	$45,113
Total other operating income	8,886	11,673
Total revenue before provision for credit losses	$56,716	$56,786

Efficiency ratio	63.90%	60.49%

Our efficiency ratio increased to 63.90% in the three months ended March 31, 2020 compared to 60.49% in the year-ago quarter. The efficiency ratio in the year-ago quarter was positively impacted by the aforementioned $2.6 million gain on sale of MasterCard stock.

Income Taxes

The Company recorded income tax expense of $2.8 million for the three months ended March 31, 2020, compared to $5.1 million in the year-ago quarter. The effective tax rate for the three months ended March 31, 2020 was 25.3%, compared to 24.2% in the year-ago quarter.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at March 31, 2020 and $3.4 million at December 31, 2019, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of March 31, 2020 and December 31, 2019 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $16.9 million at March 31, 2020, compared to a net DTA of $16.5 million as of December 31, 2019, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2020 of $6.11 billion increased by $95.9 million from $6.01 billion at December 31, 2019.

Investment Securities

Investment securities of $1.19 billion at March 31, 2020 increased by $56.9 million, or 5.0%, from December 31, 2019. The increase reflects $96.1 million in net purchases and a $13.9 million increase in the market valuation on the available-for-sale portfolio, partially offset by $52.9 million in principal runoff.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Hawaii:
Commercial, financial and agricultural	$454,817	$454,582	$235	0.1%
Real estate:
Construction	100,617	95,854	4,763	5.0
Residential mortgage	1,632,536	1,599,801	32,735	2.0
Home equity	504,686	490,734	13,952	2.8
Commercial mortgage	917,886	909,798	8,088	0.9
Consumer	367,960	373,451	(5,491)	(1.5)
Total loans	3,978,502	3,924,220	54,282	1.4
Allowance for credit losses ("ACL")	(51,646)	(42,592)	(9,054)	21.3
Loans, net of ACL	$3,926,856	$3,881,628	$45,228	1.2

U.S. Mainland:
Commercial, financial and agricultural	$120,507	$115,722	$4,785	4.1
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	221,251	213,617	7,634	3.6
Consumer	191,738	195,981	(4,243)	(2.2)
Total loans	533,496	525,320	8,176	1.6
ACL	(7,999)	(5,379)	(2,620)	48.7
Loans, net of ACL	$525,497	$519,941	$5,556	1.1

Total:
Commercial, financial and agricultural	$575,324	$570,304	$5,020	0.9
Real estate:
Construction	100,617	95,854	4,763	5.0
Residential mortgage	1,632,536	1,599,801	32,735	2.0
Home equity	504,686	490,734	13,952	2.8
Commercial mortgage	1,139,137	1,123,415	15,722	1.4
Consumer	559,698	569,432	(9,734)	(1.7)
Total loans	4,511,998	4,449,540	62,458	1.4
ACL	(59,645)	(47,971)	(11,674)	24.3
Loans, net of ACL	$4,452,353	$4,401,569	$50,784	1.2

Loans, net of deferred costs, of $4.51 billion at March 31, 2020 increased by $62.5 million, or 1.4%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: residential mortgage of $32.7 million, commercial mortgage of $15.7 million, home equity of $14.0 million, commercial, financial and agricultural of $5.0 million and construction of $4.8 million. These increases were partially offset by a net decrease in the consumer portfolio of $9.7 million.

The Hawaii loan portfolio increased by $54.3 million, or 1.4%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: residential mortgage of $32.7 million, home equity of $14.0 million, commercial mortgage of $8.1 million and construction of $4.8 million, partially offset by a net decrease in the consumer portfolio of $5.5 million. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $8.2 million, or 1.6% from December 31, 2019. The net increase was primarily attributable to net increases in the commercial mortgage loan portfolio of $7.6 million and commercial, financial and agricultural loan portfolio of $4.8 million, partially offset by a net decrease in the consumer loan portfolio of $4.2 million.

In the first quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $22.3 million, which reflected a net discount of $0.6 million from the $23.0 million outstanding balance. At the time of purchase, the unsecured consumer loans had a weighted average remaining term of 87 months and a weighted average yield, net of servicing costs, of 5.03%.

In 2019, we purchased an auto loan portfolio totaling $30.2 million, which included a $0.6 million premium over the $29.6 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield, net of servicing costs, of 6.15%. In 2019, we also purchased unsecured consumer loan portfolios totaling $109.9 million which included a $2.3 million discount to the $112.2 million outstanding balance. At the time of purchase, the unsecured consumer loan portfolios had a weighted average remaining term of 76 months and a weighted average yield, net of servicing costs, of 6.24%.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial, financial and agricultural	$667	$467	$200	42.8%
Real estate:
Residential mortgage	2,287	979	1,308	133.6
Home equity	545	92	453	492.4
Consumer	48	17	31	182.4
Total nonaccrual loans	3,547	1,555	1,992	128.1

Other real estate owned ("OREO"):
Real estate:
Home equity	100	164	(64)	(39.0)
Total OREO	100	164	(64)	(39.0)
Total nonperforming assets	3,647	1,719	1,928	112.2

Accruing Loans Delinquent for 90 Days or More
Real estate:
Residential mortgage	1,221	724	497	68.6
Consumer	352	286	66	23.1
Total accruing loans delinquent for 90 days or more	1,573	1,010	563	55.7

Restructured Loans Still Accruing Interest
Commercial, financial and agricultural	113	135	(22)	(16.3)
Real estate:
Residential mortgage	5,431	5,502	(71)	(1.3)
Commercial mortgage	1,709	1,839	(130)	(7.1)
Total restructured loans still accruing interest	7,253	7,476	(223)	(3.0)

Total nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$12,473	$10,205	$2,268	22.2

Ratio of nonaccrual loans to total loans	0.08%	0.03%		0.05%
Ratio of nonperforming assets to total loans and OREO	0.08%	0.04%		0.04%
Ratio of nonperforming assets and accruing loans delinquent for 90 days or more to total loans and OREO	0.12%	0.06%		0.06%
Ratio of nonperforming assets, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.28%	0.23%		0.05%

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2019	$1,719
Additions	2,056
Reductions:
Payments	(60)
Return to accrual status	—
Net charge-offs, valuation and other adjustments	(68)
Total reductions	(128)
Net increase	1,928
Balance at March 31, 2020	$3,647

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $3.6 million at March 31, 2020, compared to $1.7 million at December 31, 2019. There were no nonperforming loans classified as held for sale at March 31, 2020 and December 31, 2019. The increase in nonperforming assets from December 31, 2019 was primarily attributable to additions to nonaccrual loans totaling $2.1 million, offset by $0.1 million in repayments of nonaccrual loans and $0.1 million in net charge-offs, valuation and other adjustments.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2020 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million. There were $7.3 million of TDRs still accruing interest at March 31, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there are no commitments to lend additional funds to the borrower.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Allowance for Credit Losses:
Balance at beginning of period	$47,971	$47,916
Adoption of ASU 2016-13	3,566	—
Adjusted balance at beginning of period	51,537	47,916

Provision for credit losses	9,329	1,283

Charge-offs:
Commercial, financial and agricultural	437	463
Consumer	2,217	2,251
Total charge-offs	2,654	2,714

Recoveries:
Commercial, financial and agricultural	342	233
Real estate:
Construction	131	6
Residential mortgage	181	22
Home equity	31	9
Commercial mortgage	2	—
Consumer	746	512
Total recoveries	1,433	782

Net charge-offs	1,221	1,932

Balance at end of period	$59,645	$47,267

ACL as a percentage of total loans	1.32%	1.15%

Annualized ratio of net charge-offs to average loans	0.11%	0.19%

Our ACL at March 31, 2020 totaled $59.6 million compared to $48.0 million at December 31, 2019.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company recorded increases of $3.6 million to the ACL for loans and $0.7 million to the reserve for off-balance sheet credit exposures, included in other liabilities, offset by a net decrease to retained earnings (or a net increase to accumulated deficit) of $3.2 million and a $1.1 million increase to other assets for the related impact to net deferred tax assets as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

During the three months ended March 31, 2020, we recorded a provision for credit losses on loans of $9.3 million and net charge-offs of $1.2 million. The provision reflects the incorporation of life of loan estimated losses under ASC 326 and economic forecasts that anticipate deterioration due to the COVID-19 pandemic.

Our ACL as a percentage of total loans increased from 1.08% at December 31, 2019 to 1.32% at March 31, 2020. The increase in our ACL as a percentage of total loans reflects the adoption of ASU 2016-13. Our ACL as a percentage of nonperforming assets decreased from 2,791% at December 31, 2019 to 1,635% at March 31, 2020.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $18.1 million at March 31, 2020 increased by $3.1 million, or 20.9%, from the FHLB stock balance at December 31, 2019.  FHLB stock has an activity-based stock requirement, thus as borrowings increase, so will our holdings of FHLB stock. There is a minimum requirement of $7.0 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand deposits	$1,430,540	$1,450,532	$(19,992)	(1.4)%
Interest-bearing demand deposits	1,018,508	1,043,010	(24,502)	(2.3)
Savings and money market deposits	1,693,280	1,600,028	93,252	5.8
Time deposits less than $100,000	162,399	165,755	(3,356)	(2.0)
Core deposits	4,304,727	4,259,325	45,402	1.1

Government time deposits	523,343	533,088	(9,745)	(1.8)
Other time deposits $100,000 to $250,000	100,047	107,550	(7,503)	(7.0)
Other time deposits greater than $250,000	207,952	220,060	(12,108)	(5.5)
Total time deposits $100,000 and greater	831,342	860,698	(29,356)	(3.4)

Total deposits	$5,136,069	$5,120,023	$16,046	0.3

Total deposits of $5.14 billion at March 31, 2020 increased by $16.0 million from total deposits of $5.12 billion at December 31, 2019. Net increases in savings and money market deposits of $93.3 million, were partially offset by net decreases in interest-bearing demand deposits of $24.5 million, noninterest-bearing demand deposits of $20.0 million, other time deposits greater than $250,000 of $12.1 million, government time deposits of $9.7 million, other time deposits $100,000 to $250,000 of $7.5 million and time deposits less than $100,000 of $3.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.30 billion at March 31, 2020 and increased by $45.4 million, or 1.1, from December 31, 2019. Core deposits as a percentage of total deposits was 83.8% at March 31, 2020, compared to 83.2% at December 31, 2019.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic) and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, need for raising additional capital or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $533.8 million at March 31, 2020, compared to $528.5 million at December 31, 2019. The change in total shareholders' equity was attributable to net income of $8.3 million and other comprehensive income of $10.7 million, partially offset by the repurchase of 206,802 shares of common stock under our repurchase program, at a cost of $4.7 million and cash dividends paid of $6.5 million in the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased approximately 0.7% of our common stock outstanding as of December 31, 2019.

Our total shareholders' equity to total assets ratio was 8.74% at March 31, 2020, compared to 8.79% at December 31, 2019. Our book value per share was $18.99 and $18.68 at March 31, 2020 and December 31, 2019, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of March 31, 2020, on a stand-alone basis, CPF had an available cash balance of approximately $7.7 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2020, the bank had Statutory Retained Earnings of $65.8 million. On April 21, 2020, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which was a 9.5% increase from the $0.21 per share a year-ago.

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

In the year ended December 31, 2019, the Company repurchased 797,003 shares of common stock, at a cost of $22.8 million, under the Company's repurchase plan.

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $19.8 million in remaining repurchase authority. In the three months ended March 31, 2020, a total of 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the Company's stock repurchase plans. As of March 31, 2020, $26.6 million remained available for repurchase under the Company's Repurchase Plan. The Company's Repurchase Plan is subject to a one year expiration. In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic. We cannot provide any assurance when or to what extent we will resume repurchases under our Repurchase Plan.

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

As of March 31, 2020, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2019 Form 10-K.

In March 2020, the FDIC, FRB and OCC, collectively, issued three interim final rules that impact the reporting of regulatory capital in the Call Report. The revisions include:

1.Revising the definition of eligible retained income in the capital rule;
2.Permitting banking organizations to neutralize the effects of purchasing assets through the Money Market Mutual Fund Liquidity Facility ("MMLF") on their risk-based and leverage capital ratios;
3.Providing banking organizations that implement the Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses, Topic 326, Measurement of Credit Losses on Financial Instruments, before the end of 2020 the option to delay for two years an estimate of the CECL methodology’s effect on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period;
4.Allowing banking organizations to implement the final rule titled Standardized Approach for Calculating the Exposure Amount of Derivative Contracts (the "SA-CCR rule") for the first quarter of 2020, on a best efforts basis.

As of March 31, 2020, the Company has elected to exercise the option to delay for two years an estimate of the CECL methodology on regulatory capital.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2020 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2020:
Leverage capital	$567,947	9.5%	$239,808	4.0%		N/A
Tier 1 risk-based capital	567,947	12.3	276,171	6.0		N/A
Total risk-based capital	618,504	13.4	368,228	8.0		N/A
CET1 risk-based capital	517,947	11.3	207,128	4.5		N/A

At December 31, 2019:
Leverage capital	$568,529	9.5%	$238,630	4.0%		N/A
Tier 1 risk-based capital	568,529	12.6	271,788	6.0		N/A
Total risk-based capital	617,772	13.6	362,384	8.0		N/A
CET1 risk-based capital	518,529	11.5	203,841	4.5		N/A

Central Pacific Bank
At March 31, 2020:
Leverage capital	$556,895	9.3%	$239,635	4.0%	$299,544	5.0%
Tier 1 risk-based capital	556,895	12.1	275,928	6.0	367,904	8.0
Total risk-based capital	607,402	13.2	367,904	8.0	459,880	10.0
CET1 risk-based capital	556,895	12.1	206,946	4.5	298,922	6.5

At December 31, 2019:
Leverage capital	$556,077	9.3%	$238,342	4.0%	$297,928	5.0%
Tier 1 risk-based capital	556,077	12.3	271,350	6.0	361,800	8.0
Total risk-based capital	605,320	13.4	361,800	8.0	452,250	10.0
CET1 risk-based capital	556,077	12.3	203,512	4.5	293,962	6.5

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

The following reflects our net interest income sensitivity analysis as of March 31, 2020. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	3.08%
-100 bp	(1.85)%

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

The bank maintained a $1.87 billion line of credit with the FHLB as of March 31, 2020, compared to $1.84 billion at December 31, 2019. We had $222.0 million in short-term borrowings under this arrangement at March 31, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $187.4 million at March 31, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at March 31, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at March 31, 2020 were secured by certain real estate loans with a carrying value of $2.51 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2020, $1.41 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019.

At March 31, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $60.3 million and $65.3 million, respectively. As of March 31, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $125.2 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our contractual obligations since December 31, 2019.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2020 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology (Allowance for Loan and Leases Losses or "ALLL") with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, except as described below.

The COVID-19 pandemic has significantly impacted the State of Hawaii and our business. The ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic has resulted in an extreme decline in tourism to the state of Hawaii. As a result, the demand for our products and services has been, and may continue to be, impacted. In addition, material adverse effects on our business may include all or a combination of valuation impairments on our investments, loans, mortgage servicing rights, deferred tax assets or counter-party risk derivatives.

Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. We have already temporarily closed certain of our branches and offices in response to the pandemic and our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions. In response to the pandemic, we are offering fee waivers, payment deferrals, and other expanded assistance for mortgage, business and personal lending customers.

We and our customers have been, and will continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $19.8 million in remaining repurchase authority. The current repurchase plan is subject to a one year expiration.

In the three months ended March 31, 2020, the Company repurchased 206,802 shares of common stock, at an aggregate cost of $4.7 million, under the Company's stock repurchase plans. As of March 31, 2020, a total of $26.6 million remained available for repurchase under the Company's Repurchase Plan. In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic. We cannot provide any assurance as to when or if we will recommence our Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2020	49,130	$28.90	49,130	$29,928,774
February 1-29, 2020	22,710	28.13	22,710	29,289,953
March 1-31, 2020	134,962	19.93	134,962	26,600,028
Total	206,802	$22.96	206,802	26,600,028

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	May 5, 2020	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	May 5, 2020	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer