Form 10-Q
period 2020-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2020-07-29
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 17, 2020 was 28,154,159 shares.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$102,132	$78,418
Interest-bearing deposits in other banks	41,201	24,554
Investment securities:
Available-for-sale debt securities, at fair value	1,168,594	1,126,983
Equity securities, at fair value	1,209	1,127
Total investment securities	1,169,803	1,128,110

Loans held for sale	10,443	9,083

Loans	5,003,438	4,449,540
Allowance for credit losses	(67,339)	(47,971)
Loans, net of allowance for credit losses	4,936,099	4,401,569

Premises and equipment, net	55,032	46,343
Accrued interest receivable	19,590	16,500
Investment in unconsolidated subsidiaries	16,428	17,115
Other real estate owned	—	164
Mortgage servicing rights	12,771	14,718
Bank-owned life insurance	161,758	159,656
Federal Home Loan Bank stock	9,229	14,983
Right-of-use lease asset	50,039	52,348
Other assets	48,447	49,111
Total assets	$6,632,972	$6,012,672

Liabilities
Deposits:
Noninterest-bearing demand	$1,851,012	$1,450,532
Interest-bearing demand	1,067,483	1,043,010
Savings and money market	1,945,744	1,600,028
Time	930,446	1,026,453
Total deposits	5,794,685	5,120,023

Short-term borrowings	—	150,000
Long-term debt	167,491	101,547
Lease liability	50,440	52,632
Other liabilities	76,050	59,950
Total liabilities	6,088,666	5,484,152

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2020 and December 31, 2019	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,154,159 at June 30, 2020 and 28,289,257 at December 31, 2019	442,699	447,602
Additional paid-in capital	93,007	91,611
Accumulated deficit	(16,986)	(19,102)
Accumulated other comprehensive income	25,551	8,409
Total shareholders' equity	544,271	528,520
Non-controlling interest	35	—
Total equity	544,306	528,520
Total liabilities and equity	$6,632,972	$6,012,672
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans and leases	$45,915	$45,540	$92,119	$89,308
Interest and dividends on investment securities:
Taxable interest	6,310	7,530	13,067	15,790
Tax-exempt interest	599	814	1,267	1,680
Dividends	17	14	34	32
Interest on deposits in other banks	3	46	39	114
Dividends on Federal Home Loan Bank stock	106	161	238	322
Total interest income	52,950	54,105	106,764	107,246
Interest expense:
Interest on deposits:
Demand	114	199	290	391
Savings and money market	567	1,507	1,685	2,298
Time	2,124	4,867	5,392	9,959
Interest on short-term borrowings	74	1,123	582	2,016
Interest on long-term debt	812	1,031	1,726	2,091
Total interest expense	3,691	8,727	9,675	16,755
Net interest income	49,259	45,378	97,089	90,491
Provision for credit losses	10,640	1,404	19,969	2,687
Net interest income after provision for credit losses	38,619	43,974	77,120	87,804
Other operating income:
Mortgage banking income	3,566	1,708	3,903	3,281
Service charges on deposit accounts	1,149	2,041	3,199	4,122
Other service charges and fees	2,916	3,909	7,813	7,124
Income from fiduciary activities	1,270	1,129	2,567	2,094
Equity in earnings of unconsolidated subsidiaries	104	71	130	79
Income from bank-owned life insurance	1,424	914	1,405	1,866
Net loss on sales of foreclosed assets	(6)	—	(6)	—
Other	269	322	567	3,201
Total other operating income	10,692	10,094	19,578	21,767
Other operating expense:
Salaries and employee benefits	20,622	20,563	40,969	40,452
Net occupancy	3,645	3,525	7,317	6,983
Equipment	1,043	1,138	2,140	2,144
Communication expense	774	903	1,611	1,637
Legal and professional services	2,238	1,728	4,266	3,298
Computer software expense	3,035	2,560	5,978	5,157
Advertising expense	923	712	2,015	1,423
Foreclosed asset expense	—	49	67	208
Other	4,147	4,929	8,304	9,153
Total other operating expense	36,427	36,107	72,667	70,455
Income before income taxes	12,884	17,961	24,031	39,116
Income tax expense	2,967	4,427	5,788	9,545
Net income	$9,917	$13,534	$18,243	$29,571
Per common share data:
Basic earnings per common share	$0.35	$0.47	$0.65	$1.03
Diluted earnings per common share	$0.35	$0.47	$0.65	$1.03
Cash dividends declared	$0.23	$0.23	$0.46	$0.44
Weighted average common shares outstanding used in computation:
Basic shares	28,040,802	28,546,564	28,083,602	28,651,852
Diluted shares	28,095,230	28,729,510	28,190,132	28,847,786
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$9,917	$13,534	$18,243	$29,571
Other comprehensive income, net of tax:
Net change in unrealized gain on investment securities	6,275	12,165	16,422	23,161
Defined benefit plans	204	248	720	490
Total other comprehensive income, net of tax	6,479	12,413	17,142	23,651
Comprehensive income	$16,396	$25,947	$35,385	$53,222

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Non-controlling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830
Net income	—	—	—	—	9,917	—	—	9,917
Other comprehensive income	—	—	—	—	—	6,479	—	6,479
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,475)	—	—	(6,475)
Common stock purchased by directors' deferred compensation plan (8,800 shares, net)	—	—	(154)	—	—	—	—	(154)
Share-based compensation expense	38,806	—		723	—	—	—	723
Non-controlling interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2020	28,154,159	$—	$442,699	$93,007	$(16,986)	$25,551	$35	$544,306

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (2)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
Common stock repurchased and retired and other related costs	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation	32,326	—	—	498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638
Net income	—	—	—	—	13,534	—	—	13,534
Other comprehensive income	—	—	—	—	—	12,413	—	12,413
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,581)	—	—	(6,581)
Common stock purchased by directors' deferred compensation plan (14,600 shares, net)	—	—	(416)	—	—	—	—	(416)
Common stock repurchased and retired and other related costs	(213,700)	—	(6,243)	—	—	—	—	(6,243)
Share-based compensation	58,436	—		350	—	—	—	350
Balance at June 30, 2019	28,567,777	$—	$456,293	$89,724	$(34,780)	$4,458	$—	$515,695

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2017-12.

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,243	$29,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,969	2,687
Depreciation and amortization of premises and equipment	3,010	3,085
Non-cash lease expense	117	151
Cash flows from operating leases	(3,189)	(3,105)
Loss on sale of other real estate, net of write-downs	70	138
Amortization of mortgage servicing rights	3,217	1,072
Net amortization and accretion of premium/discounts on investment securities	4,327	4,644
Share-based compensation expense	1,396	848
Net gain on sales of residential mortgage loans	(5,273)	(1,586)
Proceeds from sales of loans held for sale	167,643	93,490
Originations of loans held for sale	(163,730)	(92,105)
Equity in earnings of unconsolidated subsidiaries	(130)	(79)
Distributions from unconsolidated subsidiaries	121	101
Net increase in cash surrender value of bank-owned life insurance	(2,268)	(854)
Deferred income taxes	(2,129)	8,501
Net tax (expense) benefit from share-based compensation	(134)	192
Net change in other assets and liabilities	15,798	(8,782)
Net cash provided by operating activities	57,058	37,969
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	123,720	121,881
Purchases of investment securities available-for-sale	(147,359)	—
Proceeds from sale of MasterCard stock	—	2,555
Net loan originations	(524,869)	(121,756)
Purchases of loan portfolios	(33,196)	(49,327)
Proceeds from sale of foreclosed loans/other real estate owned	94	—
Proceeds from bank-owned life insurance	166	—
Net purchases of premises, equipment and land	(11,699)	(1,400)
Net return of capital from unconsolidated subsidiaries	—	622
Contributions to unconsolidated subsidiaries	(2,194)	—
Net proceeds from redemption of (purchases of) FHLB stock	5,754	(1,179)
Net cash used in investing activities	(589,583)	(48,604)
Cash flows from financing activities:
Net increase in deposits	674,662	30,359
Proceeds from long-term debt	65,944	—
Repayments of long-term debt	—	(20,619)
Net (decrease) increase in short-term borrowings	(150,000)	24,000
Cash dividends paid on common stock	(12,971)	(12,633)
Repurchases of common stock and other related costs	(4,749)	(13,951)
Net cash provided by financing activities	572,886	7,156
Net increase (decrease) in cash and cash equivalents	40,361	(3,479)
Cash and cash equivalents at beginning of period	102,972	102,186
Cash and cash equivalents at end of period	$143,333	$98,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,069	$16,916
Income taxes	185	9,401
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	154	416
Net transfer of investment securities held-to-maturity to available-for-sale	—	(149,042)
Right-of-use lease assets obtained in exchange for lease liabilities	—	55,887

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $14.6 million and $1.6 million, respectively, at June 30, 2020 and $0.2 million, $15.3 million and $1.6 million, respectively, at December 31, 2019. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to be sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, higher provisions for loan losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of June 30, 2020 and the Company did not reverse any accrued interest against interest income during the three and six months ended June 30, 2020.

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

As of June 30, 2020, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the credit and financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.3 million as of June 30, 2020. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of June 30, 2020.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $15.3 million at June 30, 2020 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Loans are generally placed on nonaccrual status when interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectability of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current for a predetermined period, normally at least six months, and full payment of principal and interest is reasonably assured.

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

Expected credit losses are estimated on a collective (pool) basis when they share similar risk characteristics. If a TDR financial asset shares similar risk characteristics with other financial assets, it is evaluated with those other financial assets on a collective basis. If it does not share similar risk characteristics with other financial assets, it is evaluated individually. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed TDRs are evaluated to determine the required ACL using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan. Based on the underlying risk characteristics, TDRs performing in accordance with their modified contractual terms may be collectively evaluated.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the CARES Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. Section 4013 and the interagency guidance are being applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The Company's methodologies incorporate a reasonable and supportable forecast period of one year and revert to historical loss information on a straight-line basis over one year when its forecast is no longer deemed reasonable and supportable.

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

The Company uses the Moody’s Analytics forecasting service for the economic forecast considered in its ACL methodology. The Moody’s Analytics forecast includes both National and Hawaii specific economic indicators. The Moody’s forecast is widely used in the industry and is reasonable and supportable. The Moody’s Analytics forecast is updated at least monthly and includes a variety of economic scenarios. Generally the Company will use the most recent consensus forecast from Moody’s as of the balance sheet date. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that factors in other potential economic scenarios available by Moody’s Analytics or may apply overrides to its statistical models to enhance the reasonableness of its loss estimates.

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

The Company relies on a third-party platform which offers multiple methodologies to measure historical life-of-loan losses. The Company has also developed statistical models internally to incorporate future economic conditions and forecast expected credit losses based on various macro-economic indicators such as unemployment and income levels.

The Company has identified the following portfolio segments to measure the allowance for credit losses:

Loan Segment	Historical Lifetime Loss Method	Historical Lookback Period	Economic Forecast Length	Reversion Method
Construction	Probability of Default/Loss Given Default ("PD/LGD")	2008-Present	One Year	One Year (straight-line basis)
Commercial real estate	Loss-Rate Migration	2008-Present
Multi-family mortgage	PD/LGD	2008-Present
Commercial, financial and agricultural	Loss-Rate Migration	2008-Present
Home equity lines of credit	Loss-Rate Migration	2008-Present
Residential mortgage	Loss-Rate Migration	2008-Present
Consumer - other revolving	Loss-Rate Migration	2008-Present
Consumer - non-revolving	Loss-Rate Migration	2008-Present
Purchased Mainland portfolios (Dealer, Other consumer)	Weighted-Average Remaining Maturity ("WARM")	2008-Present

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

Paycheck Protection Program (“PPP”) loans are also in this category and are considered lower risk as they are guaranteed by the Small Business Administration (“SBA”) and may be forgivable in whole or in part in accordance with the requirements of the PPP.

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

Below is a description of the methodologies mentioned above:

PD/LGD

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, days past due, delinquency counters, TDR status and Nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula ‘PD times LGD’.

Migration

Migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as risk rating, days past due, delinquency counters, TDR status and Nonaccrual status to measure loss rates accurately. The key inputs to run a migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance.

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

Other

If a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as discounted cash flow (“DCF”) techniques. Loans evaluated individually are not included in the collective evaluation.

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

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance-sheet credit exposures which is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of expected losses by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic ("COVID-19") and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is being applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
June 30, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$136,597	$4,882	$(11)	$141,468	$—
Corporate securities	29,221	531	—	29,752	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	36,802	25	(473)	36,354	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	692,989	21,516	(28)	714,477	—
Commercial - U.S. Government agencies and sponsored entities	77,743	2,926	(4)	80,665	—
Residential - Non-government agencies	30,697	1,389	—	32,086	—
Commercial - Non-government agencies	131,679	2,290	(177)	133,792	—
Total available-for-sale securities	$1,135,728	$33,559	$(693)	$1,168,594	$—

The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$119,755	$2,303	$(40)	$122,018
Corporate securities	30,277	252	—	30,529
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,769	10	(398)	40,381
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	673,918	6,003	(2,099)	677,822
Commercial - U.S. Government agencies and sponsored entities	80,773	1,198	(746)	81,225
Residential - Non-government agencies	36,377	830	(16)	37,191
Commercial - Non-government agencies	134,676	3,141	—	137,817
Total available-for-sale securities	$1,116,545	$13,737	$(3,299)	$1,126,983

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2020
Equity securities	$1,064	$1,209

December 31, 2019
Equity securities	935	1,127

On January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its HTM investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its AFS investment securities portfolio.

The amortized cost and estimated fair value of our AFS debt securities at June 30, 2020 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$44,455	$44,638
Due after one year through five years	43,905	44,632
Due after five years through ten years	69,693	72,675
Due after ten years	44,567	45,629

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	692,989	714,477
Commercial - U.S. Government agencies and sponsored entities	77,743	80,665
Residential - Non-government agencies	30,697	32,086
Commercial - Non-government agencies	131,679	133,792
Total available-for-sale securities	$1,135,728	$1,168,594

We did not sell any available-for-sale securities during the three and six months ended June 30, 2020 and June 30, 2019.

Investment securities of $597.4 million and $719.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At June 30, 2020 and December 31, 2019, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 25 and 81 AFS debt securities which were in an unrealized loss position, without an ACL, at June 30, 2020 and December 31, 2019, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Debt securities:
States and political subdivisions	$3,631	$(11)	$—	$—	$3,631	$(11)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	10,867	(187)	18,458	(286)	29,325	(473)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	4,505	(28)	—	—	4,505	(28)
Residential - Non-government agencies	—	—	—	—	—	—
Commercial - U.S. Government agencies and sponsored entities	1,781	(4)	—	—	1,781	(4)
Commercial - Non-government agencies	26,729	(177)	—	—	26,729	(177)
Total temporarily impaired securities	$47,513	$(407)	$18,458	$(286)	$65,971	$(693)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Debt securities:
States and political subdivisions	$1,754	$(9)	$801	$(31)	$2,555	$(40)
Corporate securities	—	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	18,882	(143)	19,031	(255)	37,913	(398)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	54,335	(283)	214,295	(1,816)	268,630	(2,099)
Residential - Non-government agencies	8,206	(16)	—	—	8,206	(16)
Commercial - U.S. Government-sponsored entities	32,067	(746)	—	—	32,067	(746)
Total temporarily impaired securities	$115,244	$(1,197)	$234,127	$(2,102)	$349,371	$(3,299)

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

Visa and MasterCard Class B Common Stock

As of June 30, 2020, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of June 30, 2020 and loans, excluding loans held for sale, net of ACL under previous GAAP as of December 31, 2019 consisted of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$543,653	$—
Other	547,768	570,089
Real estate:
Construction	103,826	96,139
Residential mortgage	1,653,632	1,595,801
Home equity	510,188	490,239
Commercial mortgage	1,131,959	1,124,911
Consumer	527,100	569,516
Gross loans and leases	5,018,126	4,446,695
Net deferred (fees) costs	(14,688)	2,845
Total loans, net of deferred fees and costs	5,003,438	4,449,540
Allowance for credit losses	(67,339)	(47,971)
Total loans, net of allowance for credit losses	$4,936,099	$4,401,569

Section 1102 of the CARES Act includes an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). An additional $310 billion was allocated to the PPP with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act (“CARES 2.0”) on April 21, 2020. Subsequently, on June 5, 2020, the Paycheck Protection Flexibility Act of 2020 (“Flexibility Act”) was signed into law, amending the CARES Act. Loans under the PPP are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed interest rate of 1.00%. The Flexibility Act and new guidance issued by the U.S. Department of the Treasury and the SBA on June 17, 2020, provides a maturity of two years for PPP loans made before June 5, 2020, unless the borrower and lender mutually agree to extend the maturity of such loans to five years, and a maturity of five years for those PPP loans made on or after June 5, 2020. Through June 30, 2020, the Company did not mutually agree to extend any of the PPP loans to borrowers with two-year terms. Under the original PPP guidelines, payments of principal and interest are deferred for the first six months of the loan. The Flexibility Act extends the deferral period until the date the lender receives the applicable forgiven amount from the SBA. In addition, it clarifies that if a borrower fails to apply for forgiveness within 10 months after the end of the covered period, the deferral period for that loan will end on the date that is 10 months after the last day of the covered period. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through June 30, 2020, the Company received approval from the SBA on over 7,200 loans totaling over $550 million. Certain PPP loans paid-off shortly after funding resulting in a total balance as of June 30, 2020 of $544 million. Certain PPP loans approved by the SBA may be cancelled or withdrawn prior to closing and funding. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability to the Company associated with participation in the program that cannot be determined at this time. As of June 30, 2020, the Company's PPP loan portfolio totaled $526.4 million, net of deferred fees and costs.

The Company did not transfer any loans to the held-for-sale category during the six months ended June 30, 2020 and 2019.

The Company did not sell any loans originally held for investment during the six months ended June 30, 2020 and 2019.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination, at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	Consumer - Unsecured
Three Months Ended June 30, 2020
Purchases:
Outstanding balance	$11,359
Purchase premium (discount)	(503)
Purchase price	$10,856

Six Months Ended June 30, 2020
Purchases:
Outstanding balance	$34,312
Purchase premium (discount)	(1,116)
Purchase price	$33,196

Three Months Ended June 30, 2019
Purchases:
Outstanding balance	$31,041
Purchase premium (discount)	—
Purchase price	$31,041

Six Months Ended June 30, 2019
Purchases:
Outstanding balance	$49,327
Purchase premium (discount)	—
Purchase price	$49,327

Note: Purchases of unsecured consumer loans were made under forward flow purchase agreements.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
June 30, 2020
Commercial, financial and agricultural	$—	$—	$736	$736	$223
Real estate:
Residential mortgage	8,504	—	—	8,504	—
Home equity	538	—	—	538	—
Commercial mortgage	—	711	—	711	—
Total	$9,042	$711	$736	$10,489	$223

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

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$185	$2	$199	$5
Real estate:
Construction	1,434	32	1,890	62
Residential mortgage	8,583	607	9,289	713
Home equity	254	13	393	13
Commercial mortgage	2,138	23	2,222	46
Total	$12,594	$677	$13,993	$839

For the three and six months ended June 30, 2019, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three and six months ended June 30, 2019, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.9 million and $0.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2020 and December 31, 2019, respectively.

The Company did not foreclose on any loans during the six months ended June 30, 2020 and 2019.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans and leases as of June 30, 2020 and December 31, 2019. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of June 30, 2020 and under previous GAAP as of December 31, 2019.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
June 30, 2020
Commercial, financial and agricultural - SBA PPP	$—	$—	$—	$—	$—	$526,408	$526,408	$—
Commercial, financial and agricultural - Other	979	176	—	934	2,089	545,769	547,858	—
Real estate:
Construction	—	—	—	—	—	103,518	103,518	—
Residential mortgage	—	1,375	726	3,215	5,316	1,652,242	1,657,558	3,215
Home equity	366	—	—	538	904	510,058	510,962	538
Commercial mortgage	—	—	—	—	—	1,130,169	1,130,169	—
Consumer	1,673	964	444	54	3,135	523,830	526,965	—
Total	$3,018	$2,515	$1,170	$4,741	$11,444	$4,991,994	$5,003,438	$3,753

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2019
Commercial, financial and agricultural	$476	$865	$—	$467	$1,808	$568,496	$570,304	$—
Real estate:
Construction	643	—	—	—	643	95,211	95,854	—
Residential mortgage	1,830	589	724	979	4,122	1,595,679	1,599,801	979
Home equity	759	207	—	92	1,058	489,676	490,734	92
Commercial mortgage	—	397	—	—	397	1,123,018	1,123,415	—
Consumer	3,223	943	286	17	4,469	564,963	569,432	—
Total	$6,931	$3,001	$1,010	$1,555	$12,497	$4,437,043	$4,449,540	$1,071

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual during the deferral period.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2020 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million. There were $7.5 million of TDRs still accruing interest at June 30, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and six months ended June 30, 2020 and 2019.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 and at the time of modification program implementation, respectively, and meets other applicable criteria. The Company identified nine consumer loans totaling $0.1 million that were modified during the quarter and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". As a result, these loans are included in the TDRs disclosed above. The remaining TDRs disclosed above were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $567.9 million resulting from the COVID-19 pandemic that were not classified as a TDR at June 30, 2020.

The following table presents by class, information related to loans modified in a TDR during the three and six months ended June 30, 2020:

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended June 30, 2020
Real estate: Commercial mortgage	1	$285	$—
Consumer	9	145	—
Total	10	$430	$—

Six Months Ended June 30, 2020
Real estate: Commercial mortgage	1	$285	$—
Consumer	9	145
Total	10	$430	$—

No loans were modified in a TDR during the three and six months ended June 30, 2019.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2020 and 2019.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of June 30, 2020. Revolving loans converted to term as of and during the three and six months ended June 30, 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
	(dollars in thousands)
June 30, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$526,408	$—	$—	$—	$—	$—	$—	$526,408
Commercial, financial and agricultural - Other:
Risk Rating
Pass	73,563	70,052	64,647	53,927	46,574	99,703	82,204	490,670
Special Mention	2,740	8,796	5,490	15,034	550	9,632	1,520	43,762
Substandard	—	7,362	595	1,220	2,407	1,842	—	13,426
Subtotal	76,303	86,210	70,732	70,181	49,531	111,177	83,724	547,858
Construction:
Risk Rating
Pass	12,308	15,026	46,092	7,164	2,239	20,689	—	103,518
Residential mortgage:
Risk Rating
Pass	252,833	335,607	163,136	181,703	210,585	506,943	—	1,650,807
Special Mention	—	—	—	1,437	153	1,145	—	2,735
Substandard	—	—	545	895	888	1,688	—	4,016
Subtotal	252,833	335,607	163,681	184,035	211,626	509,776	—	1,657,558
Home equity:
Risk Rating
Pass	9,200	18,464	19,080	457	298	4,923	457,792	510,214
Special Mention	—	—	—	—	—	—	210	210
Substandard	—	—	—	—	206	332	—	538
Subtotal	9,200	18,464	19,080	457	504	5,255	458,002	510,962
Commercial mortgage:
Risk Rating
Pass	42,505	149,625	155,100	171,513	113,485	383,327	17,363	1,032,918
Special Mention	—	2,602	18,508	12,718	10,369	24,984	—	69,181
Substandard	—	4,593	—	—	4,513	18,964	—	28,070
Subtotal	42,505	156,820	173,608	184,231	128,367	427,275	17,363	1,130,169
Consumer:
Risk Rating
Pass	61,790	136,956	73,808	57,622	25,622	99,447	71,221	526,466
Substandard	11	27	14	48	4	256	—	360
Loss	—	—	—	79	45	15	—	139
Subtotal	61,801	136,983	73,822	57,749	25,671	99,718	71,221	526,965
Total	$981,358	$749,110	$547,015	$503,817	$417,938	$1,173,890	$630,310	$5,003,438

The following table presents the Company's loans by class and credit quality indicator as of December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2019
Commercial, financial and agricultural	$523,342	$20,677	$26,070	$—	$570,089	$215	$570,304
Real estate:
Construction	96,139	—	—	—	96,139	(285)	95,854
Residential mortgage	1,593,072	840	1,889	—	1,595,801	4,000	1,599,801
Home equity	490,147	—	92	—	490,239	495	490,734
Commercial mortgage	1,094,364	17,440	13,107	—	1,124,911	(1,496)	1,123,415
Consumer	569,212	—	193	111	569,516	(84)	569,432
Total	$4,366,276	$38,957	$41,351	$111	$4,446,695	$2,845	$4,449,540

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and six months ended June 30, 2020 and under previous GAAP during the three and six months ended June 30, 2019:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended June 30, 2020
Beginning balance prior to ASC 326	$—	$8,645	$3,057	$13,181	$2,309	$19,518	$12,935	$59,645
Impact of adoption of ASC 326	—	—	—	—	—	—	—	—
Beginning balance	—	8,645	3,057	13,181	2,309	19,518	12,935	59,645
Provision for credit losses	388	7,660	217	1,876	1,342	(3,371)	2,528	10,640
	388	16,305	3,274	15,057	3,651	16,147	15,463	70,285
Charge-offs	—	1,103	—	52	—	—	2,626	3,781
Recoveries	—	305	—	20	—	1	509	835
Net charge-offs (recoveries)	—	798	—	32	—	(1)	2,117	2,946
Ending balance	$388	$15,507	$3,274	$15,025	$3,651	$16,148	$13,346	$67,339

Three Months Ended June 30, 2019
Beginning balance	$—	$7,847	$1,299	$12,851	$4,278	$12,036	$8,956	$47,267
Provision for credit losses	—	786	(578)	144	26	(393)	1,419	1,404
	—	8,633	721	12,995	4,304	11,643	10,375	48,671
Charge-offs	—	839	—	—	—	—	1,459	2,298
Recoveries	—	315	592	372	9	25	581	1,894
Net charge-offs (recoveries)	—	524	(592)	(372)	(9)	(25)	878	404
Ending balance	$—	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$48,267

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Six Months Ended June 30, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses	388	8,891	872	941	1,028	2,408	5,441	19,969
	388	16,400	3,143	14,876	3,620	16,145	16,934	71,506
Charge-offs	—	1,540	—	52	—	—	4,843	6,435
Recoveries	—	647	131	201	31	3	1,255	2,268
Net charge-offs (recoveries)	—	893	(131)	(149)	(31)	(3)	3,588	4,167
Ending balance	$388	$15,507	$3,274	$15,025	$3,651	$16,148	$13,346	$67,339

Six Months Ended June 30, 2019
Beginning balance	$—	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916
Provision for credit losses	—	836	(487)	(1,376)	507	(1,715)	4,922	2,687
	—	8,863	715	12,973	4,295	11,643	12,114	50,603
Charge-offs	—	1,302	—	—	—	—	3,710	5,012
Recoveries	—	548	598	394	18	25	1,093	2,676
Net charge-offs (recoveries)	—	754	(598)	(394)	(18)	(25)	2,617	2,336
Ending balance	$—	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$48,267

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the three and six months ended June 30, 2020 and under previous GAAP during the three and six months ended June 30, 2019.

Three Months Ended June 30, 2020
Beginning balance	$3,810
Provision for off-balance sheet credit exposures	573
Ending balance	$4,383

Three Months Ended June 30, 2019
Beginning balance	$1,409
Provision for off-balance sheet credit exposures	488
Ending balance	$1,897

Six Months Ended June 30, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	2,371
Ending balance	$4,383

Six Months Ended June 30, 2019
Beginning balance	$1,242
Provision for off-balance sheet credit exposures	655
Ending balance	$1,897

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

Our provision for credit losses on loans was $10.6 million and $20.0 million in the three and six months ended June 30, 2020 under ASC 326, compared to $1.4 million and $2.7 million in the three and six months ended June 30, 2019 under previous GAAP.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Investments in low income housing tax credit partnerships	$14,626	$15,322
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	201	192
Other	54	54
Total	$16,428	$17,115

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of June 30, 2020 and December 31, 2019, the Company had $9.3 million and $11.5 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of June 30, 2020 for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$4,694
2021	1,494
2022	2,995
2023	10
2024	26
2025	6
Thereafter	43
Total unfunded commitments	$9,268

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2020 and June 30, 2019:

(dollars in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Proportional amortization method:
Amortization expense recognized in income tax expense	$348	$259	$696	$517
Tax credits recognized in income tax expense	400	338	800	615

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2019	$15,596
Additions	742
Amortization	(1,072)
Balance, June 30, 2019	$15,266

Balance, January 1, 2020	$14,718
Additions	1,270
Amortization	(3,217)
Balance, June 30, 2020	$12,771

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.1 million and $1.3 million for the three and six months ended June 30, 2020 compared to $0.5 million and $0.7 million for the three and six months ended June 30, 2019.

Amortization of mortgage servicing rights totaled $1.7 million and $3.2 million for the three and six months ended June 30, 2020 compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2019.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019
Fair market value, beginning of period	$15,820	$17,696
Fair market value, end of period	13,060	15,554

	June 30, 2020	December 31, 2019
Weighted average discount rate	9.6%	9.5%
Forecasted constant prepayment rate assumption (1)	21.7%	11.9%

(1) Represents annualized loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$68,865	$(56,094)	$12,771	$67,595	$(52,877)	$14,718

Based on the mortgage servicing rights held as of June 30, 2020, estimated amortization expense for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$2,583
2021	4,359
2022	3,538
2023	2,291
2024	—
2025	—
Thereafter	—
Total	$12,771

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2020 and December 31, 2019, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2020, we were a party to interest rate lock and forward sale commitments on $0.4 million and $10.9 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate lock and forward sale commitments	Other assets / other liabilities	$9	$8	$79	$28

Risk Participation Agreement

In the first quarter of 2020, the Company entered into a credit risk participation agreement ("RPA") with a financial institution counterparty for an interest rate swap related to a loan in which we participate. The risk participation agreement entered into by us as a participant bank provides credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The fair value of the exposure related to the RPA was not material to the consolidated financial statements at June 30, 2020.

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	$(149)

Three Months Ended June 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	(18)

Six Months Ended June 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	(50)
Risk participation agreement	Other service charges and fees	1,288

Six Months Ended June 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	21

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.97 billion line of credit as of June 30, 2020, compared to $1.84 billion at December 31, 2019. At June 30, 2020, $1.67 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019. There were no short-term borrowings under this arrangement at June 30, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $248.5 million at June 30, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at June 30, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at June 30, 2020 were secured by certain real estate loans with a carrying value of $2.66 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $54.6 million and $65.3 million, respectively. As of June 30, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $126.7 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the SBA's PPP the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At June 30, 2020, PPP loans pledged to the Federal Reserve Bank totaled $65.9 million and funds drawn from the Federal Reserve Bank related to the PPPLF as of June 30, 2020 totaled $65.9 million.

Subordinated Debentures

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"). We completed the redemption of $20 million of floating rate trust preferred securities issued by Trust II in January 2019 and $20 million of floating rate trust preferred securities issued by Trust III in December 2018.

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

At June 30, 2020 and December 31, 2019, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	June 30, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2019
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Other operating income:
In-scope of ASC 606
Mortgage banking income	$189	$107	$418	$256
Service charges on deposit accounts	1,149	2,041	3,199	4,122
Other service charges and fees	2,589	3,221	5,585	5,815
Income on fiduciary activities	1,270	1,129	2,567	2,094
Net gain on sales of foreclosed assets	(6)	—	(6)	—
In-scope other operating income	5,191	6,498	11,763	12,287
Out-of-scope other operating income	5,501	3,596	7,815	9,480
Total other operating income	$10,692	$10,094	$19,578	$21,767

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	366,467	$28.89
Changes during the period:
Granted	321,722	18.11
Vested	(105,553)	30.24
Forfeited	(15,631)	26.38
Non-vested restricted stock units, end of period	567,005	22.59

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Lease cost:
Operating lease cost	$1,653	$1,628	$3,306	$3,256
Variable lease cost	688	604	1,366	1,251
Less: sublease income	(3)	(11)	(15)	(22)
Total lease cost	$2,338	$2,221	$4,657	$4,485

Other information:
Operating cash flows from operating leases	$(1,595)	$(1,556)	$(3,189)	$(3,105)
Weighted-average remaining lease term - operating leases	13.23 years	14.05 years	13.23 years	14.21 years
Weighted-average discount rate - operating leases	3.93%	3.92%	3.93%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2020 (remainder)	$3,027	$968	$2,059
2021	5,907	1,808	4,099
2022	5,472	1,659	3,813
2023	5,175	1,519	3,656
2024	4,947	1,385	3,562
2025	4,634	1,247	3,387
Thereafter	36,285	6,421	29,864
Total	$65,447	$15,007	$50,440

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Total rental income recognized	$534	$519	$1,067	$1,054

Based on the Company's leases as lessor as of June 30, 2020, estimated lease payments for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows (dollars in thousands):

Year Ending December 31,
2020 (remainder)	$1,117
2021	2,245
2022	1,662
2023	578
2024	109
2025	72
Thereafter	190
Total	$5,973
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2020 and 2019, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$8,570	$2,295	$6,275
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	8,570	2,295	6,275

Defined benefit plans:
Amortization of net actuarial loss	269	70	199
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	3	1	2
Defined benefit plans, net	276	72	204

Other comprehensive income	$8,846	$2,367	$6,479

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$16,620	$4,455	$12,165
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	16,620	4,455	12,165

Defined benefit plans:
Amortization of net actuarial loss	264	22	242
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	4	1	3
Defined benefit plans, net	272	24	248

Other comprehensive income	$16,892	$4,479	$12,413

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$22,428	$6,006	$16,422
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	22,428	6,006	16,422

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	537	142	395
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	7	2	5
Defined benefit plans, net	980	260	720

Other comprehensive income	$23,408	$6,266	$17,142

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$31,644	$8,483	$23,161
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	31,644	8,483	23,161

Defined benefit plans:
Amortization of net actuarial loss	527	51	476
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	9	2	7
Defined benefit plans, net	545	55	490

Other comprehensive income	$32,189	$8,538	$23,651

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2020
Balance at beginning of period	$24,972	$(5,900)	$19,072

Other comprehensive income before reclassifications	6,275	—	6,275
Reclassification adjustments from AOCI	—	204	204
Total other comprehensive income	6,275	204	6,479

Balance at end of period	$31,247	$(5,696)	$25,551

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2019
Balance at beginning of period	$(1,747)	$(6,208)	$(7,955)

Other comprehensive loss before reclassifications	12,165	—	12,165
Reclassification adjustments from AOCI	—	248	248
Total other comprehensive income	12,165	248	12,413

Balance at end of period	$10,418	$(5,960)	$4,458

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income before reclassifications	16,422	313	16,735
Reclassification adjustments from AOCI	—	407	407
Total other comprehensive income	16,422	720	17,142

Balance at end of period	$31,247	$(5,696)	$25,551

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive loss before reclassifications	23,161	—	23,161
Reclassification adjustments from AOCI	—	490	490
Total other comprehensive income (loss)	23,161	490	23,651

Balance at end of period	$10,418	$(5,960)	$4,458

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2020 and 2019:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2020	2019
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(269)	$(264)	Salaries and employee benefits
Amortization of net transition obligation	(4)	(4)	Salaries and employee benefits
Amortization of prior service cost	(3)	(4)	Salaries and employee benefits
Total before tax	(276)	(272)
Tax effect	72	24	Income tax benefit (expense)
Net of tax	$(204)	$(248)

Total reclassification adjustments from AOCI for the period, net of tax	$(204)	$(248)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2020	2019
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(537)	$(527)	Salaries and employee benefits
Amortization of net transition obligation	(9)	(9)	Salaries and employee benefits
Amortization of prior service cost	(7)	(9)	Salaries and employee benefits
Settlement	—	—	Salaries and employee benefits
Total before tax	(553)	(545)
Tax effect	146	55	Income tax benefit (expense)
Net of tax	$(407)	$(490)

Total reclassification adjustments from AOCI for the period, net of tax	$(407)	$(490)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$9,917	$13,534	$18,243	$29,571

Weighted average common shares outstanding - basic	28,040,802	28,546,564	28,083,602	28,651,852
Dilutive effect of employee stock options and awards	54,428	182,946	106,530	195,934
Weighted average common shares outstanding - diluted	28,095,230	28,729,510	28,190,132	28,847,786

Basic earnings per common share	$0.35	$0.47	$0.65	$1.03
Diluted earnings per common share	$0.35	$0.47	$0.65	$1.03

Anti-dilutive employee stock options and awards outstanding	—	—	—	—

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of June 30, 2020, the weighted average discount rate used in the valuation of loans was 5.15%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of June 30, 2020, the weighted average discount rate used in the valuation of time deposits was 0.47%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of June 30, 2020, the weighted average discount rate used in the valuation of long-term debt was 1.93%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Financial assets:
Cash and due from banks	$102,132	$102,132	$102,132	$—	$—
Interest-bearing deposits in other banks	41,201	41,201	41,201	—	—
Investment securities	1,169,803	1,169,803	1,209	1,156,923	11,671
Loans held for sale	10,443	10,443	—	10,443	—
Net loans and leases	4,936,099	4,795,025	—	—	4,795,025
Accrued interest receivable	19,590	19,590	19,590	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,851,012	1,851,012	1,851,012	—	—
Interest-bearing demand and savings and money market	3,013,227	3,013,227	3,013,227	—	—
Time	930,446	932,077	—	—	932,077
Short-term borrowings	—	—	—	—	—
Long-term debt	167,491	156,386	—	—	156,386
Accrued interest payable (included in other liabilities)	2,894	2,894	2,894	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Derivatives:
Interest rate lock commitments	$410	$9	$9	$—	$9	$—
Forward sale commitments	10,879	(79)	(79)	—	(79)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,186,385	1,362	1,362	—	1,362	—
Standby letters of credit and financial guarantees written	11,505	173	173	—	173	—
Risk participation agreement	28,800	49	49	—	—	49

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets:
Cash and due from banks	$78,418	$78,418	$78,418	$—	$—
Interest-bearing deposits in other banks	24,554	24,554	24,554	—	—
Investment securities	1,128,110	1,128,110	1,127	1,115,728	11,255
Loans held for sale	9,083	9,083	—	9,083	—
Net loans and leases	4,401,569	4,392,477	—	—	4,392,477
Accrued interest receivable	16,500	16,500	16,500	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,450,532	1,450,532	1,450,532	—	—
Interest-bearing demand and savings and money market	2,643,038	2,643,038	2,643,038	—	—
Time	1,026,453	1,023,362	—	—	1,023,362
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	101,547	97,827	—	97,827	—
Accrued interest payable (included in other liabilities)	4,288	4,288	4,288	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Derivatives:
Interest rate lock commitments	$625	$8	$8	$—	$8	$—
Forward sale commitments	8,968	(28)	(28)	—	(28)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,089,135	1,230	1,230	—	1,230	—
Standby letters of credit and financial guarantees written	10,526	158	158	—	158	—

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

There was one transfer into Level 3 of the fair value hierarchy for long-term debt during the three and six months ended June 30, 2020. There were no transfers of financial assets and liabilities out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2020.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$141,468	$—	$129,797	$11,671
Corporate securities	29,752	—	29,752	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	36,354	—	36,354	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	714,477	—	714,477	—
Commercial - U.S. Government agencies and sponsored entities	80,665	—	80,665	—
Residential - Non-government agencies	32,086	—	32,086	—
Commercial - Non-government agencies	133,792	—	133,792	—
Total available-for-sale securities	1,168,594	—	1,156,923	11,671

Equity securities	1,209	1,209	—	—

Derivatives: Interest rate lock and forward sale commitments	(70)	—	(70)	—
Total	$1,169,733	$1,209	$1,156,853	$11,671

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$122,018	$—	$110,763	$11,255
Corporate securities	30,529	—	30,529	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	—	40,381	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	677,822	—	677,822	—
Commercial - U.S. Government agencies and sponsored entities	81,225	—	81,225	—
Residential - Non-government agencies	37,191	—	37,191	—
Commercial - Non-government agencies	137,817	—	137,817	—
Total available-for-sale securities	1,126,983	—	1,115,728	11,255

Equity securities	1,127	1,127	—	—

Derivatives: Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,128,090	$1,127	$1,115,708	$11,255

For the six months ended June 30, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(dollars in thousands)	Available-For-Sale Debt Securities: States and Political Subdivisions
Balance at December 31, 2019	$11,255
Principal payments received	(212)
Unrealized net gain included in other comprehensive income	628
Balance at June 30, 2020	$11,671

Balance at December 31, 2018	$11,169
Principal payments received	(204)
Unrealized net gain included in other comprehensive income	440
Balance at June 30, 2019	$11,405

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.7 million and $11.4 million at June 30, 2020 and June 30, 2019, respectively. The Company estimates the fair value of its mortgage revenue bonds by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds is the weighted average discount rate. As of June 30, 2020, the weighted average discount rate utilized was 2.82% compared to 4.27% at June 30, 2019 and 4.08% at December 31, 2019, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Other real estate (1)	$—	$—	$—	$—

December 31, 2019
Other real estate (1)	$164	$—	$164	$—

(1)Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

16. LEGAL PROCEEDINGS

We are involved in legal actions, but do not believe the ultimate disposition of those actions will have a material adverse impact on our results of operations or consolidated financial statements.

17. SUBSEQUENT EVENTS

In July 2020, the Board of Directors of the Company approved a plan to consolidate four branches on the island of Oahu later this year. Three of the branches are in-store branches, which have been temporarily closed since March 2020 due to the COVID-19 pandemic and are expected to close during the third quarter of 2020. These in-store branches have small square footage that do not allow for adequate social distancing. The fourth branch is a full-service branch that is expected to close during the fourth quarter of 2020. Our upcoming digital rollout is well-aligned with our branch consolidation initiative, and we expect that much of the transactional activity that was processed by these branches can be migrated to our digital channels. We also have other neighboring branches in close proximity that are available for customer full-service needs. The Company anticipates annual expense savings of approximately $1.8 million related to the consolidation of the four branches. The Company expects to incur total pre-tax expenses related to the consolidation of approximately $0.3 million and $1.4 million during the third and fourth quarters of 2020, respectively.

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

Central Pacific Bank is a full-service community bank with 35 branches, nine of which were temporarily closed to protect the health and well-being of the Company's employees and customers from the novel coronavirus pandemic ("COVID-19"), and 76 ATMs located throughout the state of Hawaii as of June 30, 2020. In July 2020, the Company re-opened two additional branches. The bank offers a broad range of products and services including accepting time, savings, money market, and demand deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

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

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through June 30, 2020, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

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

Financial Summary

Net income for the three months ended June 30, 2020 was $9.9 million, or $0.35 per diluted share, compared to net income of $13.5 million, or $0.47 per diluted share for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 was $18.2 million, or $0.65 per diluted share, compared to net income of $29.6 million, or $1.03 per diluted share for the six months ended June 30, 2019. Earnings continue to be impacted by higher provision for credit loss expense due to deteriorating economic conditions brought on by the current COVID-19 pandemic.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three and six months ended June 30, 2020 was $26.5 million and $49.8 million, respectively, compared to $23.8 million and $51.3 million for the three and six months ended June 30, 2019, respectively.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL") and, as a result, recorded increases of $3.6 million to the allowance for credit losses on loans and $0.7 million to the reserve for off-balance sheet credit exposures, included in other liabilities. The transition adjustments recorded on January 1, 2020 were offset to retained earnings of $3.2 million and net deferred tax assets of $1.1 million. During the three and six months ended June 30, 2020, the Company recorded total credit loss expense under ASC 326, which includes the provisions for credit losses and off-balance sheet credit exposures, of $11.2 million and $22.3 million, respectively, compared to $1.9 million and $3.3 million during the three and six months ended June 30, 2019, which impacted our operating results.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average assets	0.61%	0.92%	0.58%	1.01%
Return on average shareholders’ equity	7.34	10.73	6.77	11.84
Basic earnings per common share	$0.35	$0.47	$0.65	$1.03
Diluted earnings per common share	0.35	0.47	0.65	1.03

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

On March 4, 2020, Hawaii Governor David Ige issued a Proclamation declaring a state of emergency to support ongoing State and county responses to COVID-19.

Since then, Governor Ige issued the following supplemental emergency proclamations:

•on March 16, 2020, a Supplementary Proclamation suspending certain laws hindering State and county responses to COVID-19;
•on March 21, 2020, a Second Supplementary Proclamation and Emergency Rules Relating to COVID-19 implementing a mandatory 14-day self-quarantine for all persons entering the State, effective March 26, 2020. All individuals, both residents and visitors, arriving or returning to the State of Hawaii are subject to a mandatory 14-day self-quarantine. The mandate -- the first such action in the nation -- applies to all arrivals at state airports from the continental U.S. and international destinations and extends to other private and commercial aircrafts;
•on March 23, 2020, a Third Supplementary Proclamation - a "Stay-at-Home" order beginning on March 25, 2020 through April 30, 2020 - to mandate and effectuate social distancing measures throughout the State;
•on March 31, 2020, a Fourth Supplementary Proclamation implementing a mandatory 14-day self-quarantine for all persons traveling between any of the islands in the State, effective April 1, 2020;
•on April 16, 2020, a Fifth Supplementary Proclamation implementing enhanced social distancing requirements and an eviction moratorium;
•on April 25, 2020, a Sixth Supplementary Proclamation, which extended the Stay-at-Home order, the 14-day mandatory quarantine for all travelers arriving in the state of Hawaii and the eviction moratorium through May 31, 2020 and amended and restated all prior proclamations and executive orders related to the COVID-19 emergency;
•on May 5, 2020, a Seventh Supplementary Proclamation, which authorizes the first group of businesses to re-open since the COVID-19 pandemic forced the temporary closure of non-essential businesses across the state and allows residents to leave their homes to patronize certain businesses and activities under the new “Safer-at-Home” order;
•on May 29, 2020, an Eighth Supplementary Proclamation, which extended the mandatory 14-day quarantine for all travelers arriving in the state of Hawaii and the eviction moratorium through June 30, 2020;
•on June 10, 2020, a Ninth Supplementary Proclamation, which lifts the mandatory 14-day quarantine requirement for inter-island travelers – effective June 16, 2020 – but extends the mandatory 14-day quarantine for all travelers arriving in the state of Hawaii through July 31, 2020. Under the current "Act with Care" phase, all persons within the State of Hawaii who are not subject to the 14-day quarantine for arriving passengers may engage in permitted activities outside their home or place of residence.

Due to the recent uptick in COVID-19 cases in Hawaii and nationwide, on July 13, 2020, Governor Ige extended the mandatory 14-day quarantine to August 31, 2020 and delayed the launch of the state's pre-travel testing program. Beginning September 1, 2020, all travelers arriving in Hawaii from out-of-state will be required to get a valid COVID-19 Nucleic Acid Amplification Test ("NAAT") within 72 hours of boarding their flight to Hawaii, and to show proof of a negative test result upon arrival at the airport, to avoid the 14-day quarantine. The FDA-approved NAAT test from a CLIA-certified laboratory will need to be done prior to arrival. No testing will be provided upon arrival at the airport.

The infection rate in the State of Hawaii continues to remain very low. As of July 24, 2020, the Centers for Disease Control and Prevention reported there were 1,549 cases and 26 COVID-19-related deaths in Hawaii. Of those cases, 10% have required hospitalization, and 1,449 (94%) were residents of Hawaii.

During the first quarter of 2020, in response to Governor Ige's statewide restrictions on the movements of Hawaii residents and visitors to combat the potential spread of COVID-19 in Hawaii, the Company announced it would temporarily close 13 branch locations and will keep 22 branches open and fully operational. The decision to temporarily close the branches was made to protect the health and well-being of the Company's employees and customers. Some branches, such as the in-store branches with limited floor space, made it challenging to operate with social distancing in mind. The staff from the temporarily closed branches were redeployed to work at the remaining branches, assist other areas of the bank or make customer telephone calls. The Company quickly responded to the changing environment by executing its business continuity plan and the majority of our support staff, even at the executive level, were working remotely on a full-time or rotating basis. The Company believes the actions it has taken to date, allows it to meet the needs of its customers and community while ensuring the safety of all employees and customers. In addition, to protect its employees as well as to manage its expenses, the Company has implemented internal policies to temporarily suspend all business travel and large group meetings. The Company has also reevaluated or postponed certain consulting projects. Hiring of new employees is on an exception basis, and the Company is evaluating our compensation plans.

The Company continues to prudently manage through the pandemic and has put in place preventative measures including face masks, plexiglass shields, social distancing and enhanced cleaning. During the second quarter of 2020, the Company re-opened four of its branches that were temporarily closed. In July 2020, the Company re-opened two additional branches. The Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules.

In July 2020, the Board of Directors of the Company approved a plan to consolidate four branches on the island of Oahu later this year. Three of the branches are in-store branches which have been temporarily closed since March 2020 due to the COVID-19 pandemic and are expected to close during the third quarter of 2020. These in-store branches have a small square footage which does not allow for adequate social distancing. The fourth branch is a full-service branch and is expected to close during the fourth quarter of 2020. Our upcoming digital rollout is well-aligned with our branch consolidation initiative, and we expect that much of the transactional activity that was processed by these branches can be migrated to our digital channels. We also have other neighboring branches in close proximity that are available for customer full-service needs. The Company anticipates annual expense savings of approximately $1.8 million related to the consolidation of the four branches. The Company expects to incur total pre-tax expenses related to the consolidation of approximately $0.3 million and $1.4 million during the third and fourth quarters of 2020, respectively.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 14-day self quarantine has resulted in a significant decline in tourism to the state of Hawaii, with daily visitors to Hawaii down 99% during the month of May, compared to the same year-ago period. Hawaii's unemployment rate has gone from one of the best in the nation to one of the worst at approximately 13.9% during the month of June. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic which could lead to additional provisions for credit losses and lower interest and fee income, which if significant, could have a material impact to our results of operations and financial statements.

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

The Company’s interest income could also be reduced due to COVID-19. Through guidance from regulatory agencies, the Company is prudently working with its borrowers impacted by COVID-19 to defer payments, interest, and fees. As of June 30, 2020, the Company executed loan payment forbearance or deferrals of principal and interest or principal only on the following outstanding loan balances:

	Loan		Accrued	% of Total	% of Total
	Count	Balance	Interest	Loans	Loans, excl. PPP
Commercial, financial and agricultural	678	$116,382	$962	10.8%	21.2%
Real estate:
Construction	7	6,601	25	6.4%	6.4%
Residential mortgage	355	176,645	1,547	10.7%	10.7%
Home equity	—	—	—	—%	—%
Commercial mortgage	98	202,447	1,262	17.9%	17.9%
Consumer	3,829	65,785	876	12.5%	12.5%
Total loans	4,967	$567,860	$4,672	11.3%	12.7%
The Company is continuing to grant or extend loan payment deferrals in the third quarter and therefore expects that the accrued interest receivable balance on the deferred loans will continue to increase. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should the Company later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the probability and materiality of such an impact to net income.

The Company’s aggregate fee income could be reduced due to COVID-19. To support our customers during this difficult time, we waived non-CPB ATM fees and early withdrawal fees on our time deposits and granted temporary increases on debit card and mobile deposit transaction limits throughout Q2 2020. In addition, the Company has experienced a decline in transactional activity due to COVID-19. Beginning July 1, 2020, we reinstated the fees that were waived throughout Q2 2020, but the temporary increases on debit card and mobile deposit transaction limits remain in place.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company currently estimates that it has sufficient liquidity and capital to withstand an economic recession brought about by COVID-19. However the Company's regulatory capital ratios could be adversely impacted by significant credit losses and lower interest income and fees or by a longer and deeper recession than we currently anticipate. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt or pay dividends to its shareholders.

The Company’s liquidity will be impacted by loan principal and interest payment deferrals that are being granted for certain customers due to COVID-19. Cash flow from loan payments will be reduced due to the deferrals which are being granted for 3 to 6 months. Requests for loan payment deferrals rose in the second quarter of 2020. While some loan payment deferrals will end in the third quarter of 2020, we anticipate some borrowers will be requesting second deferrals. Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to COVID-19 concerns.

In the case of loans serviced by the Company for certain third parties, including those under the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC") programs, the Company is required to advance to the owners the payment of principal and interest on a scheduled basis for 4 months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by the Company and are expected to be collected from the borrower and/or government agencies (FNMA or FHLMC).

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The collateral that is pledged for wholesale funding lines, could lose value and may result in less funding availability. The Company has access to the Paycheck Protection Program Liquidity Facility

(“PPPLF”), which is an extension of credit to eligible financial institutions that originate Paycheck Protection Program (“PPP”) loans that takes the PPP loans as collateral at face value. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

In March 2020, we decided to suspend our share repurchase program for the time being until we know more about the extent the pandemic will have on the economy and our business.

Asset valuation

The Company currently does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP.

The Company has a significant real estate loan portfolio. Due to COVID-19, the real estate loan collateral used to secure such loans could experience a reduction in value. Further, the ability for the Company to obtain appraisals of property value could be difficult during COVID-19. This may lead to credit impairments and asset write-downs.

Processes, controls and business continuity plan

The Company's Business Continuity Plan includes a Pandemic Preparedness Plan which it successfully activated in early March 2020. The Company’s remote workforce plan has been rolled out with an overall smooth transition. The Company already had Virtual Private Network ("VPN") technology capability, and during the first quarter of 2020, expanded VPN access to over 70% of its employees. In addition to VPN, the Company believes it is well-setup with the latest technologies that enable our operations to continue efficiently. The Company is using collaboration tools and several other cloud-based software programs. For its customers, the Company continues to offer its current online and mobile banking tools, and is making progress on its new digital offerings as part of its RISE2020 initiative.

The Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. Due to the recent uptick in COVID-19 cases in Hawaii and nationwide, the return-to-office plan may be delayed as a precautionary measure. The Company may incur additional cost related to its continued deployment of the remote workforce plan. A remote workforce plan potentially could introduce operational or internal control challenges and risks, including resource constraints. The Company is closely monitoring operations to mitigate those risks, and currently does not anticipate significant challenges to its ability to maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. However, should there be significant changes to government orders, the health and well-being of our workforce, or to our critical systems and vendors, there could be an adverse impact on our operations.

Lending operations and accommodations to borrowers

To support its customers during this difficult time, the Company has moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company is offering an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, as previously mentioned, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout Q2 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees have been reinstated but the increased spending cap limits will remain in place temporarily.

The bank is a Small Business Administration ("SBA") approved lender and is actively participating in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which is part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through June 30, 2020, the Company funded over 7,200 PPP loans totaling over $550 million and received gross processing fees of over $21 million. Certain PPP loans paid-off shortly after funding resulting in a total balance as of June 30, 2020 of $543.7 million. The Company has developed a PPP forgiveness portal and is beginning the process of assisting our customers with applying for forgiveness from the SBA. The Company plans to engage a third party to assist with this process. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liability by the Company that cannot be determined at this time.

With the significant increase in volume of PPP loan requests, the Company redeployed staff to handle and assist with loan processing. Additionally, the Company brought on some outside resources to assist with the PPP.

The Company is staying in close contact with its customers and has increased its client outreach efforts. The Company’s commercial loan officers are calling their key clients as frequently as daily. The Company is monitoring its client’s financial health during this challenging time and is providing guidance to help them through the pandemic. Further, the Company believes it is prudently making loan modifications for certain borrowers to allow deferral of loan principal and/or interest for a short-term period.

The Company is providing 3-month principal and interest payment forbearances for our residential mortgage customers and 3-month principal and interest payment deferrals for our consumer customers. The Company is deferring either the full loan payment or the principal component of the loan payment for typically 3 to 6 months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. As of June 30, 2020, the Company had loan payment deferrals on outstanding balances of $567.9 million, or 11.3% of total loans (and 12.7% of total loans, excluding PPP loans). In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 and December 31, 2019, respectively. The Company identified nine consumer loans totaling $0.1 million that were modified during the quarter and did not meet the criteria under Section 4013 of the CARES Act or the interagency guidance. As a result, these loans are included in TDRs as of June 30, 2020. Collectibility of the accrued interest on deferred loans is uncertain and the Company may need to reverse the accrued interest which may negatively impact interest income in future periods. Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates requests for new or extended loan deferrals will continue through the third quarter of 2020.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

The Company has identified primary industries in which we lend to that will likely experience impact from the pandemic to include accommodation and food-service, retail trade, wholesale trade, manufacturing and healthcare. Many of the loans in these industries are to well-established, locally owned businesses that have weathered through the last downturn. We have long-term relationships with these borrowers averaging 12 years and the average outstanding loan amount is $150 thousand. These higher risk industries aggregate to $412 million and represent 9.2% of the total loan portfolio, excluding PPP loans. The Company has also identified secondary industries that may also experience impact, to a lesser degree, real estate and rental and leasing, transportation and warehousing, professional and administrative, and other industries. The Company also anticipates impact from its consumer loan portfolio, and is actively working with the borrowers in granting 90-day loan payment deferrals.

In the final week of March, the Company closely reviewed its commercial loan portfolio and actively reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. The review continued throughout the second quarter. The Company proactively worked with many of its customers in providing loan payment deferrals as well as assisted in the application and approval of PPP loans.

The volume of loan payment deferrals granted peaked in May at approximately $605 million in total loan balances, and has since declined to $567.9 million, or 11.3% of total loans (and 12.7% of total loans, excluding PPP loans), at June 30, 2020. We continue to support our consumer and residential customers with a second 90-day loan payment deferral or forbearance, as needed. Our consumer loan payment deferrals totaled $65.8 million and residential loan payment forbearances totaled $176.6 million. The majority of the residential mortgage forbearances were still in their initial 90-day forbearance period at June 30, 2020; however, some borrowers are beginning to resume payments with the total count dropping from a peak of 467 at May 31, 2020 to 350 at June 30, 2020.

In our commercial, commercial real estate and construction loan portfolios, we provided loan payment deferrals of approximately $326 million in total loan balances. The highest amount was in the real estate and rental and leasing category of approximately $169 million which comprised of 132 loans. We have not begun a second round of loan payment deferrals yet, but expect to do so although at a lower volume and on a case-by-case basis.

Through our stepped-up assessment and monitoring as well as our outreach to our customers, we saw our Special Mention loans increase by approximately $7 million sequential quarter to $115.9 million. The largest exposure is in the real estate and rental and leasing category which totaled approximately $59 million, or 1.2% of the total loan portfolio. The loans in this category were downgraded due primarily to the closure of tenants in commercial properties; however, we believe we have strong sponsorship and seasoned investors, and are currently confident these borrowers will be able to weather through the economic downturn.

The Company believes that the residential, home equity, and commercial real estate loan portfolios are lower risk. The weighted average loan-to-values at origination in these portfolios are 61%, 63%, and 60%, respectively, and we believe they will be less impacted by the pandemic. These loans comprise of approximately $3.4 billion or 76% of our total loan portfolio, net of PPP loans. Overall, the Company's loan portfolio remains well diversified.

Economic forecasts are utilized to determine the Company’s allowance for credit losses. With deteriorating economic conditions due to COVID-19 and the potential for a global recession, it is expected that the economic forecasts utilized in upcoming interim financial periods will continue to reflect adverse economic conditions. This may result in the Company recognizing additional provisions for credit losses which will negatively impact net income.

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

Hawaii tourism started the year strong with solid growth in visitor arrivals and spending in the first two months of 2020. However, the COVID-19 outbreak has impacted Hawaii’s tourism significantly since late February. Total visitor arrivals in the five months ended May 31, 2020, which includes an additional day associated with leap year, decreased 49.5% from the same prior year period. The mandated 14-day self-quarantine for arriving visitors and residents began on March 26, 2020. During April and May, total visitors were down approximately 99% from the same year-ago period.

A few airlines have announced temporary suspension of flights to international destinations. Many hotels throughout the state remain temporarily closed. Many shopping centers are still on reduced hours. However, some restaurants and bars are now open for indoor service, take-out, curbside pick-up and delivery.

The full or partial shutdown of tourism, restaurant, and retail industries has significantly impacted employment in the state. The Hawai‘i State Department of Labor & Industrial Relations ("DLIR") announced that the seasonally adjusted unemployment rate for June was 13.9% compared to the revised rate of 23.5% in May. The significant decrease may be due to PPP funds and other government stimulus programs. There is potential for an increase in the unemployment rate in future months. Statewide, 527,600 were employed and 85,200 unemployed in June for a total seasonally adjusted labor force of 612,800. Nationally, the seasonally adjusted unemployment rate was 11.1% in June, down from 13.3 percent in May.

Oahu home sales started the year strong with healthy year-over-year increases in closed sales of single-family homes and condominiums during the first quarter, however as expected slowed during the second quarter due to the challenges presented by COVID-19. According to the latest data available from the Honolulu Board of Realtors, Oahu unit sales volume decreased by 4.8% for single-family homes and 22.0% for condominiums for the six months ended June 30, 2020, compared to the same time period last year. For the six months ended June 30, 2020, the median sales price for single-family homes on Oahu was $785,000, representing a 1.3% increase from $775,000 in the same prior year period. The median sales price for condominiums on Oahu for the six months ended June 30, 2020 was $427,750, representing an increase of 2.1% from $419,000 in the same prior year period.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with best-in class products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system were completed. Despite several challenges resulting from the impact of COVID-19, the RISE2020 initiatives are continuing and the Company is making good progress. During the first quarter of 2020, the Company opened its concept branch, providing its customers a glimpse into the future of Central Pacific Bank. The Company's revitalization of its building headquarters is in full steam with major parts of the construction underway and on track for an opening date of January 2021. Digital strategies continue to push forward. The development of the Company's new online and mobile banking platforms is in the final stages of pilot testing and the Company is excited for the public launch scheduled in late August 2020. Digital technology is even more critical to businesses during crises like the current pandemic and will remain a high priority strategy for the Company's future. The rollout of newly upgraded ATMs continues. The Company continues to see a decline in branch transaction activity and its digital initiatives have been well-timed to meet the changing needs of its customers and the community.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2020 and 2019. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and six months ended June 30, 2020 and 2019 is set forth below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

(dollars in thousands)	Three Months Ended June 30,
	2020			2019			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$15,777	0.10%	3	$8,002	2.34%	46	$7,775	(2.24)%	(43)
Investment securities, excluding ACL:
Taxable (1)	1,042,441	2.43	6,327	1,147,759	2.63	7,544	(105,318)	(0.20)	(1,217)
Tax-exempt (1)	100,485	3.02	758	142,660	2.89	1,030	(42,175)	0.13	(272)
Total investment securities	1,142,926	2.48	7,085	1,290,419	2.66	8,574	(147,493)	(0.18)	(1,489)
Loans, including loans held for sale (2)	4,902,905	3.76	45,915	4,171,558	4.37	45,540	731,347	(0.61)	375
Federal Home Loan Bank stock	11,753	3.62	106	15,998	4.02	161	(4,245)	(0.40)	(55)
Total interest earning assets	6,073,361	3.51	53,109	5,485,977	3.97	54,321	587,384	(0.46)	(1,212)
Noninterest-earning assets	394,768			370,488			24,280
Total assets	$6,468,129			$5,856,465			$611,664

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,056,885	0.04%	114	$962,402	0.08%	199	$94,483	(0.04)%	(85)
Savings and money market deposits	1,856,621	0.12	567	1,577,437	0.38	1,507	279,184	(0.26)	(940)
Time deposits under $100,000	161,874	0.65	261	173,556	0.70	305	(11,682)	(0.05)	(44)
Time deposits $100,000 and over	807,276	0.93	1,863	907,330	2.02	4,562	(100,054)	(1.09)	(2,699)
Total interest-bearing deposits	3,882,656	0.29	2,805	3,620,725	0.73	6,573	261,931	(0.44)	(3,768)
Short-term borrowings	63,104	0.48	74	175,347	2.57	1,123	(112,243)	(2.09)	(1,049)
Long-term debt	136,939	2.38	812	101,547	4.07	1,031	35,392	(1.69)	(219)
Total interest-bearing liabilities	4,082,699	0.36	3,691	3,897,619	0.90	8,727	185,080	(0.54)	(5,036)
Noninterest-bearing deposits	1,731,939			1,357,056			374,883
Other liabilities	112,687			97,041			15,646
Total liabilities	5,927,325			5,351,716			575,609
Shareholders’ equity	540,802			504,749			36,053
Non-controlling interest	2			—			2
Total equity	540,804			504,749			36,055
Total liabilities and equity	$6,468,129			$5,856,465			$611,664

Net interest income			$49,418			$45,594			$3,824

Interest rate spread		3.15%			3.07%			0.08%

Net interest margin		3.26%			3.33%			(0.07)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

(dollars in thousands)	Six Months Ended June 30,
	2020			2019			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$13,430	0.59%	39	$9,682	2.38%	114	$3,748	(1.79)%	(75)
Investment securities, excluding ACL:
Taxable investment securities (1)	1,035,068	2.53	13,101	1,174,596	2.69	15,822	(139,528)	(0.16)	(2,721)
Tax-exempt investment securities (1)	102,907	3.12	1,604	147,899	2.88	2,127	(44,992)	0.24	(523)
Total investment securities	1,137,975	2.58	14,705	1,322,495	2.71	17,949	(184,520)	(0.13)	(3,244)
Loans, including loans held for sale (2)	4,682,626	3.95	92,119	4,127,917	4.35	89,308	554,709	(0.40)	2,811
Federal Home Loan Bank stock	13,171	3.61	238	15,143	4.26	322	(1,972)	(0.65)	(84)
Total interest earning assets	5,847,202	3.67	107,101	5,475,237	3.95	107,693	371,965	(0.28)	(592)
Noninterest-earning assets	390,390			358,089			32,301
Total assets	$6,237,592			$5,833,326			$404,266

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,035,340	0.06%	290	$956,783	0.08%	391	$78,557	(0.02)%	(101)
Savings and money market deposits	1,754,186	0.19	1,685	1,525,425	0.30	2,298	228,761	(0.11)	(613)
Time deposits under $100,000	163,074	0.67	546	174,683	0.68	592	(11,609)	(0.01)	(46)
Time deposits $100,000 and over	826,714	1.18	4,846	944,796	2.00	9,367	(118,082)	(0.82)	(4,521)
Total interest-bearing deposits	3,779,314	0.39	7,367	3,601,687	0.71	12,648	177,627	(0.32)	(5,281)
Short-term borrowings	101,459	1.15	582	156,550	2.60	2,016	(55,091)	(1.45)	(1,434)
Long-term debt	119,243	2.91	1,726	101,547	4.15	2,091	17,696	(1.24)	(365)
Total interest-bearing liabilities	4,000,016	0.49	9,675	3,859,784	0.88	16,755	140,232	(0.39)	(7,080)
Noninterest-bearing deposits	1,588,742			1,376,437			212,305
Other liabilities	110,070			97,385			12,685
Total liabilities	5,698,828			5,333,606			365,222
Shareholders’ equity	538,762			499,720			39,042
Non-controlling interest	2			—			2
Total equity	538,764			499,720			39,044
Total liabilities and equity	$6,237,592			$5,833,326			$404,266

Net interest income			$97,426			$90,938			$6,488

Interest rate spread		3.18%			3.07%			0.11%

Net interest margin		3.34%			3.33%			0.01%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $49.4 million for the three months ended June 30, 2020, representing an increase of 8.4% from $45.6 million in the three months ended June 30, 2019. Net interest income (expressed on a taxable-equivalent basis) was $97.4 million for the six months ended June 30, 2020, representing an increase of 7.1% from $90.9 million in the six months ended June 30, 2019. The increase in the three and six months ended June 30, 2020 was primarily due to loan growth, attributable to loans originated under the Paycheck Protection Program ("PPP") and organic loan growth, funded by runoff of the investment securities portfolio and an increase in core deposits, combined with lower rates paid on interest-bearing liabilities. Partially offsetting these increases were decreases in yields earned on interest-earning assets. Net interest income for the three months ended June 30, 2020 included $2.5 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off. The decreases in yields earned on interest-earning assets and rates paid on interest-bearing liabilities were primarily attributable to the five rate cuts by the Federal Reserve from August 2019 through March 2020. During the three months ended June 30, 2020, the Company had an average PPP loan balance of $379.9 million, which earned approximately 2.61% in net interest income and net loan fees.

Interest Income

Taxable-equivalent interest income was $53.1 million for the three months ended June 30, 2020, representing a decrease of 2.2% from $54.3 million in the three months ended June 30, 2019. The 61 bp decrease in the average yields earned on loans during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, decreased interest income by approximately $5.5 million. In addition, run-off of the investment securities portfolio of $147.5 million, combined with the 18 bp decline in yields earned on investment securities during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, decreased interest income by approximately $1.5 million. These decreases were partially offset by a $731.3 million increase in average loans compared to the three months ended June 30, 2019, accounting for an increase of approximately $5.8 million in interest income during the three months ended June 30, 2020. The significant increase in average loans was primarily attributable to the aforementioned PPP loans.

Taxable-equivalent interest income was $107.1 million for the six months ended June 30, 2020, representing a decrease of 0.5% from $107.7 million in the six months ended June 30, 2019. The 40 bp decrease in the average yields earned on loans during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, decreased interest income by approximately $9.8 million. In addition, run-off of the investment securities portfolio of $184.5 million, combined with the 13 bp decline in yields earned on investment securities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, decreased interest income by approximately $3.2 million. These decreases were partially offset by a $554.7 million increase in average loans compared to the six months ended June 30, 2019, accounting for an increase of approximately $12.6 million in interest income during the six months ended June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $3.7 million, representing a decrease of 57.7% from $8.7 million in the three months ended June 30, 2019. The decrease was primarily attributable to declines in rates paid on savings and money market deposits, time deposits $100,000 and over, short-term borrowings and long-term debt of 26 bp, 109 bp, 209 bp and 169 bp, respectively, which decreased interest expense by approximately $1.2 million, $2.2 million, $0.3 million and $0.6 million, respectively. In addition, average time deposits $100,000 and over and short-term borrowings declined by $100.1 million and $112.2 million resulting in a decrease in interest expense of approximately $0.5 million and $0.7 million, respectively. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate.

Interest expense for the six months ended June 30, 2020 was $9.7 million, representing a decrease of 42.3% from $16.8 million in the six months ended June 30, 2019. The decrease was primarily attributable to declines in rates paid on savings and money market deposits, time deposits $100,000 and over, short-term borrowings and long-term debt of 11 bp, 82 bp, 145 bp and 124 bp, respectively, which decreased interest expense by approximately $1.0 million, $3.4 million, $0.7 million and $0.7 million, respectively. In addition, average time deposits $100,000 and over and short-term borrowings declined by $118.1 million and $55.1 million, respectively, resulting in a decrease in interest expense of approximately $1.2 million and $0.7 million, respectively.

Net Interest Margin

Our net interest margin of 3.26% for the three months ended June 30, 2020 decreased by 7 bp from 3.33% in the three months ended June 30, 2019.

The decline in net interest margin for the three months ended June 30, 2020 compared to the year-ago quarter is primarily due to lower yielding PPP loans and lower yields earned on average loans and investment securities, partially offset by lower rates paid on interest-bearing liabilities, primarily attributable to the five rate cuts by the Federal Reserve from August 2019 through March 2020.

Our net interest margin of 3.34% for the six months ended June 30, 2020 increased by 1 bp from 3.33% in the six months ended June 30, 2019.

The average rates paid on our interest-bearing liabilities, which declined by 39 bp in the six months ended June 30, 2020, compared to the same prior year period, outpaced the decline in average yields earned on our interest-earning assets, which declined by 28 bp in the six months ended June 30, 2020, compared to the same prior year period.

Provision for Credit Losses

Our provision for credit losses on loans under ASC 326 was $10.6 million and $20.0 million during the three and six months ended June 30, 2020, respectively, compared to an expense of $1.4 million and $2.7 million in the three and six months ended June 30, 2019, respectively, under previous GAAP.

In addition, we recorded a provision for off-balance sheet credit exposures of $0.6 million and $2.4 million, included in other operating expense, during the three and six months ended June 30, 2020, respectively, compared to a provision of $0.5 million and $0.7 million in the three and six months ended June 30, 2019, respectively, under previous GAAP. The increases in the provisions for credit losses and off-balance sheet credit exposures from the year-ago periods were primarily due to adverse economic conditions brought on by the COVID-19 pandemic.

We did not record a provision for credit losses on investment securities under ASC 326 during the three and six months ended June 30, 2020.

Our net charge-offs were $2.9 million during the three months ended June 30, 2020, compared to net charge-offs of $0.4 million in the three months ended June 30, 2019. Our net charge-offs were $4.2 million during the six months ended June 30, 2020, compared to net charge-offs of $2.3 million in the six months ended June 30, 2019.

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

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	$ Change	% Change
Other operating income:
Mortgage banking income	$3,566	$1,708	$1,858	108.8%
Service charges on deposit accounts	1,149	2,041	(892)	-43.7%
Other service charges and fees	2,916	3,909	(993)	-25.4%
Income from fiduciary activities	1,270	1,129	141	12.5%
Equity in earnings of unconsolidated subsidiaries	104	71	33	46.5%
Investment securities gains	—	—	—	N.M.	*
Income from bank-owned life insurance	1,424	914	510	55.8%
Net loss on sales of foreclosed assets	(6)	—	(6)	N.M.	*
Other:
Income recovered on nonaccrual loans previously charged-off	37	85	(48)	-56.5%
Other recoveries	26	26	—	—%
Commissions on sale of checks	56	79	(23)	-29.1%
Gain on sale of MasterCard stock	—	—	—	N.M.	*
Other	150	132	18	13.6%
Total other operating income	$10,692	$10,094	$598	5.9%

* Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the three months ended June 30, 2020, total other operating income of $10.7 million increased by $0.6 million, or 5.9%, from $10.1 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher mortgage banking income of $1.9 million and higher income from bank-owned life insurance of $0.5 million in the current quarter. Strong residential mortgage demand enabled the Company to grow its residential mortgage portfolio and realize higher gains on sales of residential mortgage loans of $3.6 million (included in mortgage banking income), which was partially offset by higher amortization of mortgage servicing rights of $1.1 million (included in mortgage banking income), attributable to the decline in market interest rates. The higher income from bank-owned life insurance was primarily attributable to current quarter gains in the equity markets. These increases were partially offset by lower other service charges and fees of $1.0 million and lower service charges on deposit accounts of $0.9 million as certain service charges were suspended during the quarter to support our customers through the pandemic. In addition, there was less transactional activity due to the pandemic.

	Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	$ Change	% Change
Other operating income:
Mortgage banking income	$3,903	$3,281	$622	19.0%
Service charges on deposit accounts	3,199	4,122	(923)	-22.4%
Other service charges and fees	7,813	7,124	689	9.7%
Income from fiduciary activities	2,567	2,094	473	22.6%
Equity in earnings of unconsolidated subsidiaries	130	79	51	64.6%
Investment securities gains	—	—	—	N.M.	*
Income from bank-owned life insurance	1,405	1,866	(461)	-24.7%
Net loss on sales of foreclosed assets	(6)	—	(6)	N.M.	*
Other:
Income recovered on nonaccrual loans previously charged-off	60	167	(107)	-64.1%
Other recoveries	66	52	14	26.9%
Commissions on sale of checks	137	159	(22)	-13.8%
Gain on sale of MasterCard stock	—	2,555	(2,555)	-100.0%
Other	304	268	36	13.4%
Total other operating income	$19,578	$21,767	$(2,189)	-10.1%

* Not meaningful ("N.M.")

For the six months ended June 30, 2020, total other operating income of $19.6 million decreased by $2.2 million, or 10.1%, from $21.8 million in the six months ended June 30, 2019. The decrease from the year-ago period was primarily due to a $2.6 million gain on sale of MasterCard stock recognized in the year-ago period, combined with lower service charges on deposit accounts of $0.9 million and lower income from bank-owned life insurance of $0.5 million. As previously noted, certain service charges have been suspended to support our customers through the pandemic and there has been less transactional activity due to the pandemic resulting in lower service charges on deposit accounts. The lower income from bank-owned life insurance was primarily due to volatility in the equity markets. These decreases were partially offset by higher other service charges and fees of $0.7 million, higher mortgage banking income of $0.6 million and higher income from fiduciary activities of $0.5 million. The higher other charges and fees was primarily due to $1.3 million in income related to an interest rate swap recognized in the first quarter of 2020.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,622	$20,563	$59	0.3%
Net occupancy	3,645	3,525	120	3.4%
Equipment	1,043	1,138	(95)	-8.3%
Communication expense	774	903	(129)	-14.3%
Legal and professional services	2,238	1,728	510	29.5%
Computer software expense	3,035	2,560	475	18.6%
Advertising expense	923	712	211	29.6%
Foreclosed asset expense	—	49	(49)	-100.0%
Other:
Charitable contributions	10	175	(165)	-94.3%
FDIC insurance assessment	475	362	113	31.2%
Miscellaneous loan expenses	399	317	82	25.9%
ATM and debit card expenses	584	620	(36)	-5.8%
Armored car expenses	229	211	18	8.5%
Entertainment and promotions	165	1,023	(858)	-83.9%
Stationery and supplies	220	279	(59)	-21.1%
Directors’ fees and expenses	196	238	(42)	-17.6%
Directors' deferred compensation plan expense	103	133	(30)	-22.6%
Provision for residential mortgage loan repurchase losses	—	(403)	403	-100.0
Provision for off-balance sheet credit exposures	573	487	86	17.7%
Other	1,193	1,487	(294)	-19.8%
Total other operating expense	$36,427	$36,107	$320	0.9%

For the three months ended June 30, 2020, total other operating expense was $36.4 million and increased by $0.3 million, or 0.9%, from $36.1 million in the year-ago quarter. The increase was primarily due to higher legal and professional services of $0.5 million, higher computer software expense of $0.5 million and higher advertising expense of $0.2 million. The higher expenses are primarily attributable to expenses related to our RISE2020 initiative and were partially offset by lower entertainment and promotions of $0.9 million and a provision for residential mortgage loan repurchase losses of $0.4 million recorded in the year-ago quarter, compared to none in the current quarter. The lower entertainment and promotions expense was primarily attributable to higher expenses in the year-ago quarter related to a core deposit gathering campaign.

	Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$40,969	$40,452	$517	1.3%
Net occupancy	7,317	6,983	334	4.8%
Equipment	2,140	2,144	(4)	-0.2%
Communication expense	1,611	1,637	(26)	-1.6%
Legal and professional services	4,266	3,298	968	29.4%
Computer software expense	5,978	5,157	821	15.9%
Advertising expense	2,015	1,423	592	41.6%
Foreclosed asset expense	67	208	(141)	-67.8%
Other:
Charitable contributions	197	329	(132)	-40.1%
FDIC insurance assessment	475	863	(388)	-45.0%
Miscellaneous loan expenses	699	611	88	14.4%
ATM and debit card expenses	1,218	1,270	(52)	-4.1%
Armored car expenses	523	409	114	27.9%
Entertainment and promotions	445	1,253	(808)	-64.5%
Stationery and supplies	468	504	(36)	-7.1%
Directors’ fees and expenses	437	480	(43)	-9.0%
Directors’ deferred compensation plan expense	(1,380)	568	(1,948)	-343.0%
Provision for residential mortgage loan repurchase losses	—	(403)	403	-100.0
Provision for off-balance sheet credit exposures	2,371	654	1,717	262.5%
Other	2,851	2,615	236	9.0%
Total other operating expense	$72,667	$70,455	$2,212	3.1%

For the six months ended June 30, 2020, total other operating expense was $72.7 million and increased by $2.2 million, or 3.1%, from $70.5 million in the six months ended June 30, 2019. The increase was primarily due to a higher provision for off-balance sheet credit exposures of $1.7 million under ASC 326, higher legal and professional services of $1.0 million, higher computer software expense of $0.8 million and higher advertising expense of $0.6 million, partially offset by a $1.9 million variance in the directors' deferred compensation plan expense and lower entertainment and promotions of $0.8 million. The lower directors' deferred compensation plan expense was primarily due to volatility in the equity markets.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Total other operating expense	$36,427	$36,107	$72,667	$70,455

Net interest income	$49,259	$45,378	$97,089	$90,491
Total other operating income	10,692	10,094	19,578	21,767
Total revenue before provision for credit losses	$59,951	$55,472	$116,667	$112,258

Efficiency ratio	60.76%	65.09%	62.29%	62.76%

Our efficiency ratio improved to 60.76% in the three months ended June 30, 2020, compared to 65.09% in the year-ago quarter. The efficiency ratio in the current quarter was positively impacted by the aforementioned higher net interest income during the quarter attributable to the PPP loans and lower rates paid on average interest-bearing liabilities. Our efficiency ratio improved slightly to 62.29% in the six months ended June 30, 2020, compared to 62.76% in the six months ended June 30, 2019.

Income Taxes

The Company recorded income tax expense of $3.0 million and $5.8 million for the three and six months ended June 30, 2020, respectively, compared to $4.4 million and $9.5 million in the three and six months ended June 30, 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 23.03% and 24.09%, respectively, compared to 24.65% and 24.40% in the three and six months ended June 30, 2019.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at June 30, 2020 and $3.4 million at December 31, 2019, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of June 30, 2020 and December 31, 2019 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $18.7 million at June 30, 2020, compared to a net DTA of $16.5 million as of December 31, 2019, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2020 of $6.63 billion increased by $620.3 million from $6.01 billion at December 31, 2019.

Investment Securities

Investment securities of $1.17 billion at June 30, 2020 increased by $41.7 million, or 3.7%, from December 31, 2019. The increase reflects $147.4 million in net purchases, combined with a $22.4 million increase in the market valuation on the available-for-sale portfolio, partially offset by $128.0 million in principal runoff.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$483,827	$—	$483,827	—%
Other	431,887	454,582	(22,695)	(5.0)
Real estate:
Construction	103,518	95,854	7,664	8.0
Residential mortgage	1,657,558	1,599,801	57,757	3.6
Home equity	510,962	490,734	20,228	4.1
Commercial mortgage	912,422	909,798	2,624	0.3
Consumer	350,414	373,451	(23,037)	(6.2)
Leases	—	—	—	—
Total loans	4,450,588	3,924,220	526,368	13.4
Allowance for credit losses ("ACL")	(59,765)	(42,592)	(17,173)	40.3
Loans, net of ACL	$4,390,823	$3,881,628	$509,195	13.1

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$42,581	$—	$42,581	—%
Other	115,971	115,722	249	0.2
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	217,747	213,617	4,130	1.9
Consumer	176,551	195,981	(19,430)	(9.9)
Leases	—	—	—	—
Total loans	552,850	525,320	27,530	5.2
ACL	(7,574)	(5,379)	(2,195)	40.8
Loans, net of ACL	$545,276	$519,941	$25,335	4.9

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$526,408	$—	$526,408	—%
Other	547,858	570,304	(22,446)	(3.9)
Real estate:
Construction	103,518	95,854	7,664	8.0
Residential mortgage	1,657,558	1,599,801	57,757	3.6
Home equity	510,962	490,734	20,228	4.1
Commercial mortgage	1,130,169	1,123,415	6,754	0.6
Consumer	526,965	569,432	(42,467)	(7.5)
Leases	—	—	—	—
Total loans	5,003,438	4,449,540	553,898	12.4
ACL	(67,339)	(47,971)	(19,368)	40.4
Loans, net of ACL	$4,936,099	$4,401,569	$534,530	12.1

Loans, net of deferred costs, of $5.00 billion at June 30, 2020 increased by $553.9 million, or 12.4%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: Paycheck Protection Program loans of $526.4 million, residential mortgage of $57.8 million, home equity of $20.2 million, construction of $7.7 million and commercial mortgage of

$6.8 million. These increases were partially offset by net decreases in the consumer and other commercial portfolios of $42.5 million and $22.4 million, respectively.

The Hawaii loan portfolio increased by $526.4 million, or 13.4%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: Paycheck Protection Program loans of $483.8 million, residential mortgage of $57.8 million, home equity of $20.2 million, construction of $7.7 million and commercial mortgage of $2.6 million, partially offset by net decreases in the consumer and other commercial portfolios of $23.0 million and $22.7 million, respectively. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $27.5 million, or 5.2% from December 31, 2019. The net increase was primarily attributable to net increases in the Paycheck Protection Program and commercial mortgage loan portfolios of $42.6 million and $4.1 million, respectively, partially offset by a net decrease in the consumer loan portfolio of $19.4 million.

In the second quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $10.9 million, which reflected a net discount of $0.5 million from the $11.4 million outstanding balance. At the time of purchase, the unsecured consumer loans had a weighted average remaining term of 115 months and a weighted average yield, net of servicing costs, of 3.18%.

In the first quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $22.3 million, which reflected a net discount of $0.6 million from the $23.0 million outstanding balance. At the time of purchase, the unsecured consumer loans had a weighted average remaining term of 87 months and a weighted average yield, net of servicing costs, of 5.03%. The purchases during the first and second quarters of 2020 were made under two forward flow purchase agreements.

In 2019, we purchased an auto loan portfolio totaling $30.2 million, which included a $0.6 million premium over the $29.6 million outstanding balance. At the time of purchase, the auto loans had a weighted average remaining term of 56 months and a weighted average yield, net of servicing costs, of 6.15%. In 2019, we also purchased unsecured consumer loan portfolios totaling $109.9 million which included a $2.3 million discount to the $112.2 million outstanding balance. At the time of purchase, the unsecured consumer loan portfolios had a weighted average remaining term of 76 months and a weighted average yield, net of servicing costs, of 6.24%. The unsecured consumer loan purchases during 2019 were made under two forward flow purchase agreements.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural	$934	$467	$467	100.0%
Real estate:
Residential mortgage	3,215	979	2,236	228.4
Home equity	538	92	446	484.8
Consumer	54	17	37	217.6
Total nonaccrual loans	4,741	1,555	3,186	204.9

Other real estate owned ("OREO"):
Real estate:
Home equity	—	164	(164)	(100.0)
Total OREO	—	164	(164)	(100.0)
Total nonperforming assets	4,741	1,719	3,022	175.8

Accruing Loans Delinquent for 90 Days or More [1]
Real estate:
Residential mortgage	726	724	2	0.3
Consumer	444	286	158	55.2
Total accruing loans delinquent for 90 days or more	1,170	1,010	160	15.8

Restructured Loans Still Accruing Interest [1]
Commercial, financial and agricultural	172	135	37	27.4
Real estate:
Residential mortgage	5,290	5,502	(212)	(3.9)
Commercial mortgage	1,888	1,839	49	2.7
Consumer	145	—	145	—
Total restructured loans still accruing interest	7,495	7,476	19	0.3

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$13,406	$10,205	$3,201	31.4

Ratio of nonaccrual loans to total loans	0.09%	0.03%		0.06%
Ratio of NPAs to total loans and OREO	0.09%	0.04%		0.05%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.12%	0.06%		0.06%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.27%	0.23%		0.04%
Ratio of classified assets and OREO to tier 1 capital and ACL	7.28%	6.75%		0.53%

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent, nonaccrual or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2019	$1,719
Additions	3,827
Reductions:
Payments	(427)
Return to accrual status	(123)
Sales of NPAs	(94)
Net charge-offs, valuation and other adjustments	(161)
Total reductions	(805)
Net increase	3,022
Balance at June 30, 2020	$4,741

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $4.7 million at June 30, 2020, compared to $1.7 million at December 31, 2019. There were no nonperforming loans classified as held for sale at June 30, 2020 and December 31, 2019. The increase in nonperforming assets from December 31, 2019 was primarily attributable to additions to nonaccrual loans totaling $3.8 million, offset by $0.4 million in repayments of nonaccrual loans, $0.2 million in net charge-offs, valuation and other adjustments, $0.1 million in loans returned to accrual status, and the sale of a foreclosed asset of $0.1 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2020 consisted of one Hawaii residential mortgage loan with a principal balance of $0.3 million. There were $7.5 million of TDRs still accruing interest at June 30, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearances or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $567.9 million, or 11.3% of total loans (and 12.7% of total loans, excluding PPP loans), as of June 30, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL increased from 6.75% at December 31, 2019 to 7.28% at June 30, 2020.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Allowance for Credit Losses:
Balance at beginning of period	$59,645	$47,267	$47,971	$47,916
Adoption of ASU 2016-13	—	—	3,566	—
Adjusted balance at beginning of period	59,645	47,267	51,537	47,916

Provision for credit losses	10,640	1,404	19,969	2,687

Charge-offs:
Commercial, financial and agricultural	1,103	839	1,540	1,302
Real estate:
Residential mortgage	52	—	52	—
Consumer	2,626	1,459	4,843	3,710
Total charge-offs	3,781	2,298	6,435	5,012

Recoveries:
Commercial, financial and agricultural	305	315	647	548
Real estate:
Construction	—	592	131	598
Residential mortgage	20	372	201	394
Home equity	—	9	31	18
Commercial mortgage	1	25	3	25
Consumer	509	581	1,255	1,093
Total recoveries	835	1,894	2,268	2,676

Net charge-offs	2,946	404	4,167	2,336

Balance at end of period	$67,339	$48,267	$67,339	$48,267

ACL as a percentage of total loans	1.35%	1.14%	1.35%	1.14%
ACL as a percentage of total loans, excluding PPP loans	1.50%	1.14%	1.50%	1.14%
Annualized ratio of net charge-offs to average loans	0.24%	0.04%	0.18%	0.11%

Our ACL at June 30, 2020 totaled $67.3 million compared to $48.0 million at December 31, 2019.

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

During the three months ended June 30, 2020, we recorded a provision for credit losses on loans of $10.6 million and net charge-offs of $2.9 million. During the six months ended June 30, 2020, we recorded a provision for credit losses on loans of $20.0 million and net charge-offs of $4.2 million. The provisions reflect the incorporation of estimated life-of-loan losses under ASC 326 and economic forecasts that anticipate deterioration due to the COVID-19 pandemic.

Our ACL as a percentage of total loans increased from 1.08% at December 31, 2019 to 1.35% at June 30, 2020. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.50%. The increase in our ACL as a percentage of total loans reflects the adoption of ASU 2016-13. Our ACL as a percentage of nonperforming assets decreased from 2,791% at December 31, 2019 to 1,420% at June 30, 2020.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $9.2 million at June 30, 2020 decreased by $5.8 million, or 38.4%, from the FHLB stock balance at December 31, 2019.  FHLB stock has an activity-based stock requirement, thus as borrowings decline, so will our holdings of FHLB stock. There is a minimum requirement of $7.0 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand deposits	$1,851,012	$1,450,532	$400,480	27.6%
Interest-bearing demand deposits	1,067,483	1,043,010	24,473	2.3
Savings and money market deposits	1,945,744	1,600,028	345,716	21.6
Time deposits less than $100,000	159,739	165,755	(6,016)	(3.6)
Core deposits	5,023,978	4,259,325	764,653	18.0

Government time deposits	509,927	533,088	(23,161)	(4.3)
Other time deposits $100,000 to $250,000	96,633	107,550	(10,917)	(10.2)
Other time deposits greater than $250,000	164,147	220,060	(55,913)	(25.4)
Total time deposits $100,000 and greater	770,707	860,698	(89,991)	(10.5)
Total deposits	$5,794,685	$5,120,023	$674,662	13.2

Total deposits of $5.79 billion at June 30, 2020 increased by $674.7 million from total deposits of $5.12 billion at December 31, 2019. Net increases in noninterest-bearing demand deposits of $400.5 million, savings and money market deposits of $345.7 million and interest-bearing demand deposits of $24.5 million, were partially offset by net decreases in other time deposits greater than $250,000 of $55.9 million, government time deposits of $23.2 million, other time deposits $100,000 to $250,000 of $10.9 million and time deposits less than $100,000 of $6.0 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $5.02 billion at June 30, 2020 and increased by $764.7 million, or 18.0%, from December 31, 2019. The deposit of PPP funds into both new and existing deposit accounts largely contributed to the increase in core deposits. In addition, off-balance sheet investment funds from several large clients were brought back into deposit accounts. The addition of PPP funds may be temporary as the PPP monies are spent by the businesses in accordance with the program. Going forward the Company is focused on expanding banking relationships with the new businesses we assisted with PPP. Core deposits as a percentage of total deposits was 86.7% at June 30, 2020, compared to 83.2% at December 31, 2019.

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

Common and Preferred Equity

Shareholders' equity totaled $544.3 million at June 30, 2020, compared to $528.5 million at December 31, 2019. The change in total shareholders' equity was attributable to net income of $18.2 million and other comprehensive income of $17.1 million, partially offset by the repurchase of 206,802 shares of common stock under our repurchase program, at a cost of $4.7 million and cash dividends declared of $13.0 million in the six months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased approximately 0.7% of our common stock outstanding as of December 31, 2019.

Our total shareholders' equity to total assets ratio was 8.21% at June 30, 2020, compared to 8.79% at December 31, 2019. The decline in our total shareholders' equity to total assets ratio was primarily due to the significant increase in the total assets denominator attributable to $526.4 million in PPP loans, net of deferred fees and costs. Our book value per share was $19.33 and $18.68 at June 30, 2020 and December 31, 2019, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of June 30, 2020, on a stand-alone basis, CPF had an available cash balance of approximately $8.4 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2020, the bank had Statutory Retained Earnings of $68.4 million. On July 28, 2020, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which remained unchanged from the $0.23 per share a year-ago.

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

In the six months ended June 30, 2020, a total of 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the Company's stock repurchase plans. As of June 30, 2020, $26.6 million remained available for repurchase under the Company's Repurchase Plan. We cannot provide any assurance when or to what extent we will resume repurchases under our Repurchase Plan.

Trust Preferred Securities

In December 2018 and January 2019 we completed the redemption of an aggregate of $40 million in trust preferred securities issued by two trust preferred subsidiaries we previously had organized.

As of June 30, 2020, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

As of June 30, 2020, the Company has elected to exercise the option to delay for two years an estimate of the CECL methodology on regulatory capital.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2020 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2020:
Leverage capital	$571,976	8.9%	$256,307	4.0%		N/A
Tier 1 risk-based capital	571,976	12.5	274,997	6.0		N/A
Total risk-based capital	622,393	13.6	366,662	8.0		N/A
CET1 risk-based capital	521,976	11.4	206,247	4.5		N/A

At December 31, 2019:
Leverage capital	$568,529	9.5%	$238,630	4.0%		N/A
Tier 1 risk-based capital	568,529	12.6	271,788	6.0		N/A
Total risk-based capital	617,772	13.6	362,384	8.0		N/A
CET1 risk-based capital	518,529	11.5	203,841	4.5		N/A

Central Pacific Bank
At June 30, 2020:
Leverage capital	$559,461	8.7%	$256,118	4.0%	$320,147	5.0%
Tier 1 risk-based capital	559,461	12.2	274,739	6.0	366,319	8.0
Total risk-based capital	609,811	13.3	366,319	8.0	457,899	10.0
CET1 risk-based capital	559,461	12.2	206,055	4.5	297,634	6.5

At December 31, 2019:
Leverage capital	$556,077	9.3%	$238,342	4.0%	$297,928	5.0%
Tier 1 risk-based capital	556,077	12.3	271,350	6.0	361,800	8.0
Total risk-based capital	605,320	13.4	361,800	8.0	452,250	10.0
CET1 risk-based capital	556,077	12.3	203,512	4.5	293,962	6.5

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

The following reflects our net interest income sensitivity analysis as of June 30, 2020. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	4.36%
-100 bp	(0.43)%

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

The bank maintained a $1.97 billion line of credit with the FHLB as of June 30, 2020, compared to $1.84 billion at December 31, 2019. There were no short-term borrowings under this arrangement at June 30, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $248.5 million at June 30, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at June 30, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at June 30, 2020 were secured by certain real estate loans with a carrying value of $2.66 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2020, $1.67 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019.

At June 30, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $54.6 million and $65.3 million, respectively. As of June 30, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $126.7 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At June 30, 2020, PPP loans pledged to the Federal Reserve Bank totaled $65.9 million and funds drawn from the Federal Reserve Bank as of June 30, 2020 totaled $65.9 million.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2020 would not result in a fluctuation of NII that would exceed the established policy limits.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic has resulted in an extreme decline in tourism to the state of Hawaii. As a result, the demand for our products and services has been, and may continue to be, impacted which can negatively impact our results of operations, including our net income. In addition, material adverse effects on our business may include all or a combination of valuation impairments on our investments, loans, mortgage servicing rights, deferred tax assets or counter-party risk derivatives.

Furthermore, the pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income. We have already temporarily closed certain of our branches and offices in response to the pandemic and our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions. In response to the pandemic, we are offering fee waivers, payment deferrals, and other expanded assistance for mortgage, business and personal lending customers, all of which impact our results of operations.

Loan payment deferrals are significant and we are still continuing to accrue interest and fees during the deferral period. Should we later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted.

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

In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic. As a result, the Company did not repurchase any shares of common stock under the Company's Repurchase Plan during the three months ended June 30, 2020. As of June 30, 2020, a total of $26.6 million remained available for repurchase under the Company's Repurchase Plan. We cannot provide any assurance as to when or if we will recommence our Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2020	—	$—	—	$26,600,028
May 1-31, 2020	—	—	—	26,600,028
June 1-30, 2020	—	—	—	26,600,028
Total	—	$—	—	26,600,028

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	July 29, 2020	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	July 29, 2020	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer