Form 10-Q
period 2020-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2020-10-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 19, 2020 was 28,179,798 shares.

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

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 initiative; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$89,665	$78,418
Interest-bearing deposits in other banks	5,489	24,554
Investment securities:
Available-for-sale debt securities, at fair value	1,166,319	1,126,983
Equity securities, at fair value	1,204	1,127
Total investment securities	1,167,523	1,128,110

Loans held for sale	23,962	9,083

Loans	5,030,626	4,449,540
Allowance for credit losses	(80,542)	(47,971)
Loans, net of allowance for credit losses	4,950,084	4,401,569

Premises and equipment, net	61,095	46,343
Accrued interest receivable	21,478	16,500
Investment in unconsolidated subsidiaries	30,239	17,115
Other real estate owned	128	164
Mortgage servicing rights	12,429	14,718
Bank-owned life insurance	161,743	159,656
Federal Home Loan Bank stock	17,468	14,983
Right-of-use lease asset	44,896	52,348
Other assets	61,943	49,111
Total assets	$6,648,142	$6,012,672

Liabilities
Deposits:
Noninterest-bearing demand	$1,762,476	$1,450,532
Interest-bearing demand	1,114,123	1,043,010
Savings and money market	1,881,104	1,600,028
Time	921,226	1,026,453
Total deposits	5,678,929	5,120,023

Short-term borrowings	206,000	150,000
Long-term debt	101,547	101,547
Lease liability	45,355	52,632
Other liabilities	72,369	59,950
Total liabilities	6,104,200	5,484,152

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2020 and December 31, 2019	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,179,798 at September 30, 2020 and 28,289,257 at December 31, 2019	442,635	447,602
Additional paid-in capital	94,336	91,611
Accumulated deficit	(16,609)	(19,102)
Accumulated other comprehensive income	23,541	8,409
Total shareholders' equity	543,903	528,520
Non-controlling interest	39	—
Total equity	543,942	528,520
Total liabilities and equity	$6,648,142	$6,012,672
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$45,751	$45,861	$137,870	$135,169
Interest and dividends on investment securities:
Taxable interest	5,233	7,178	18,300	22,968
Tax-exempt interest	621	708	1,888	2,388
Dividends	17	14	51	46
Interest on deposits in other banks	3	33	42	147
Dividends on Federal Home Loan Bank stock	128	186	366	508
Total interest income	51,753	53,980	158,517	161,226
Interest expense:
Interest on deposits:
Demand	115	207	405	598
Savings and money market	417	1,549	2,102	3,847
Time	1,284	4,432	6,676	14,391
Interest on short-term borrowings	71	1,130	653	3,146
Interest on long-term debt	746	1,013	2,472	3,104
Total interest expense	2,633	8,331	12,308	25,086
Net interest income	49,120	45,649	146,209	136,140
Provision for credit losses	14,652	1,532	34,621	4,219
Net interest income after provision for credit losses	34,468	44,117	111,588	131,921
Other operating income:
Mortgage banking income	4,345	1,994	8,248	5,275
Service charges on deposit accounts	1,475	2,125	4,674	6,247
Other service charges and fees	3,345	3,894	11,158	11,018
Income from fiduciary activities	1,149	1,126	3,716	3,220
Equity in earnings of unconsolidated subsidiaries	104	86	234	165
Investment securities gains (losses)	(352)	36	(352)	36
Income from bank-owned life insurance	1,179	645	2,584	2,511
Net gain (loss) on sales of foreclosed assets	—	17	(6)	17
Other	318	343	885	3,544
Total other operating income	11,563	10,266	31,141	32,033
Other operating expense:
Salaries and employee benefits	20,729	20,631	61,698	61,083
Net occupancy	3,834	3,697	11,151	10,680
Equipment	1,234	1,067	3,374	3,211
Communication expense	856	1,008	2,467	2,645
Legal and professional services	2,262	1,933	6,528	5,231
Computer software expense	3,114	2,713	9,092	7,870
Advertising expense	1,020	711	3,035	2,134
Foreclosed asset expense	6	15	73	223
Other	3,917	3,159	12,221	12,312
Total other operating expense	36,972	34,934	109,639	105,389
Income before income taxes	9,059	19,449	33,090	58,565
Income tax expense	2,200	4,895	7,988	14,440
Net income	$6,859	$14,554	$25,102	$44,125
Per common share data:
Basic earnings per common share	$0.24	$0.51	$0.89	$1.54
Diluted earnings per common share	$0.24	$0.51	$0.89	$1.53
Cash dividends declared	$0.23	$0.23	$0.69	$0.67
Weighted average common shares outstanding used in computation:
Basic shares	28,060,020	28,424,898	28,075,684	28,575,369
Diluted shares	28,111,664	28,602,338	28,172,153	28,762,057
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$6,859	$14,554	$25,102	$44,125
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	(2,257)	4,386	14,165	27,547
Defined benefit plans	247	283	967	773
Total other comprehensive income (loss), net of tax	(2,010)	4,669	15,132	28,320
Comprehensive income	$4,849	$19,223	$40,234	$72,445

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Non-controlling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830
Net income	—	—	—	—	9,917	—	—	9,917
Other comprehensive income	—	—	—	—	—	6,479	—	6,479
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,475)	—	—	(6,475)
Common stock purchased by directors' deferred compensation plan (8,800 shares, net)	—	—	(154)	—	—	—	—	(154)
Share-based compensation expense	38,806	—		723	—	—	—	723
Non-controlling interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2020	28,154,159	$—	$442,699	$93,007	$(16,986)	$25,551	$35	$544,306
Net income	—	—	—	—	6,859	—	—	6,859
Other comprehensive income	—	—	—	—	—	(2,010)	—	(2,010)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,482)	—	—	(6,482)
Common stock purchased by directors' deferred compensation plan (4,200 shares, net)	—	—	(64)	—	—	—	—	(64)
Share-based compensation	25,639	—		1,329	—	—	—	1,329
Non-controlling interest	—	—	—	—	—	—	4	4
Balance at September 30, 2020	28,179,798	$—	$442,635	$94,336	$(16,609)	$23,541	$39	$543,942

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (2)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	16,037	—	—	16,037
Other comprehensive income	—	—	—	—	—	11,238	—	11,238
Cash dividends declared ($0.21 per share)	—	—	—	—	(6,052)	—	—	(6,052)
Common stock repurchased and retired and other related costs	(277,000)	—	(7,708)	—	—	—	—	(7,708)
Share-based compensation	32,326	—	—	498	—	—	—	498
Balance at March 31, 2019	28,723,041	$—	$462,952	$89,374	$(41,733)	$(7,955)	$—	$502,638
Net income	—	—	—	—	13,534	—	—	13,534
Other comprehensive income	—	—	—	—	—	12,413	—	12,413
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,581)	—	—	(6,581)
Common stock purchased by directors' deferred compensation plan (14,600 shares, net)	—	—	(416)	—	—	—	—	(416)
Common stock repurchased and retired and other related costs	(213,700)	—	(6,243)	—	—	—	—	(6,243)
Share-based compensation	58,436	—		350	—	—	—	350
Balance at June 30, 2019	28,567,777	$—	$456,293	$89,724	$(34,780)	$4,458	$—	$515,695
Net income	—	—	—	—	14,554	—	—	14,554
Other comprehensive income	—	—	—	—	—	4,669	—	4,669
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,556)	—	—	(6,556)
Common stock repurchased and retired and other related costs	(140,600)	—	(4,015)	—	—	—	—	(4,015)
Share-based compensation	14,164	—		880	—	—	—	880
Balance at September 30, 2019	28,441,341	$—	$452,278	$90,604	$(26,782)	$9,127	$—	$525,227

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13. See Note 2 to the consolidated financial statements for additional information.
(2) Represents the impact of the adoption of ASU 2017-12.

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$25,102	$44,125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,621	4,219
Depreciation and amortization of premises and equipment	4,628	4,628
Non-cash lease expense	176	220
Cash flows from operating leases	(4,743)	(4,663)
Loss on sale of other real estate, net of write-downs	70	138
Amortization of mortgage servicing rights	4,558	1,727
Net amortization and accretion of premium/discounts on investment securities	7,127	6,808
Share-based compensation expense	2,725	1,728
Net loss (gain) on sales of investment securities	352	(36)
Net gain on sales of residential mortgage loans	(9,971)	(2,836)
Proceeds from sales of loans held for sale	287,924	152,684
Originations of loans held for sale	(292,832)	(150,217)
Equity in earnings of unconsolidated subsidiaries	(234)	(165)
Distributions from unconsolidated subsidiaries	225	175
Net increase in cash surrender value of bank-owned life insurance	(2,253)	(1,499)
Deferred income taxes	(6,953)	7,548
Net tax (expense) benefit from share-based compensation	(157)	209
Net change in other assets and liabilities	(9,955)	(12,309)
Net cash provided by operating activities	40,410	52,484
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	237,632	194,626
Proceeds from sales of investment securities available-for-sale	86,508	53,935
Purchases of investment securities available-for-sale	(351,701)	(54,975)
Proceeds from sale of MasterCard stock	—	2,555
Net loan originations	(546,954)	(214,834)
Purchases of loan portfolios	(39,876)	(78,820)
Proceeds from sale of foreclosed loans/other real estate owned	94	—
Proceeds from bank-owned life insurance	166	—
Net purchases of premises, equipment and land	(19,380)	(3,438)
Net return of capital from unconsolidated subsidiaries	—	622
Contributions to unconsolidated subsidiaries	(2,936)	—
Net proceeds from redemption of (purchases of) FHLB stock	(2,485)	(538)
Net cash used in investing activities	(638,932)	(100,867)
Cash flows from financing activities:
Net increase in deposits	558,906	91,169
Proceeds from long-term debt	65,944	—
Repayments of long-term debt	(65,944)	(20,619)
Net increase in short-term borrowings	56,000	8,000
Cash dividends paid on common stock	(19,453)	(19,189)
Repurchases of common stock and other related costs	(4,749)	(17,966)
Net cash provided by financing activities	590,704	41,395
Net decrease in cash and cash equivalents	(7,818)	(6,988)
Cash and cash equivalents at beginning of period	102,972	102,186
Cash and cash equivalents at end of period	$95,154	$95,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,988	$24,735
Income taxes	15,803	17,601
Cash received during the period for:
Income taxes	—	—
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	218	416
Net reclassification of loans to foreclosed loans/other real estate owned	128	190
Net transfer of loans to loans held for sale	6,565	—
Net transfer of investment securities held-to-maturity to available-for-sale	—	(149,042)
Right-of-use lease assets obtained in exchange for lease liabilities	—	55,887

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $28.4 million and $1.6 million, respectively, at September 30, 2020 and $0.2 million, $15.3 million and $1.6 million, respectively, at December 31, 2019. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread across the globe. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to be sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations.

Material adverse effects may include all or a combination of losses in operations, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of September 30, 2020 and the Company did not reverse any accrued interest against interest income during the three and nine months ended September 30, 2020.

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

As of September 30, 2020, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.2 million as of September 30, 2020. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of September 30, 2020.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.3 million at September 30, 2020 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral. As a result, during the third quarter of 2020, the Company recorded a reserve of $0.2 million against accrued interest receivable with the offset recorded to provision for credit losses.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Loans are generally placed on nonaccrual status when principal and/or interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectability of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current for a predetermined period, normally at least six months, and full payment of principal and interest is reasonably assured.

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

The ACL for loans represents management's estimate of all expected credit losses over the expected life of our existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

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

Determining the Term

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

Purchased Credit Deteriorated (“PCD”) Financial Assets

The Company has purchased financial assets, none of which were credit deteriorated since origination at the time of purchase. The Company does not purchase any financial assets that are greater than 30 days delinquent at the time of purchase.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU, but does not expect it to have a material impact on our consolidated financial statements.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
September 30, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$163,642	$5,239	$(292)	$168,589	$—
Corporate securities	50,318	471	(231)	50,558	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,115	41	(212)	34,944	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	743,786	20,395	(855)	763,326	—
Commercial - U.S. Government agencies and sponsored entities	71,335	2,451	—	73,786	—
Residential - Non-government agencies	27,525	1,185	(34)	28,676	—
Commercial - Non-government agencies	44,814	1,641	(15)	46,440	—
Total available-for-sale securities	$1,136,535	$31,423	$(1,639)	$1,166,319	$—

The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-sale:
Debt securities:
States and political subdivisions	$119,755	$2,303	$(40)	$122,018
Corporate securities	30,277	252	—	30,529
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,769	10	(398)	40,381
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	673,918	6,003	(2,099)	677,822
Commercial - U.S. Government agencies and sponsored entities	80,773	1,198	(746)	81,225
Residential - Non-government agencies	36,377	830	(16)	37,191
Commercial - Non-government agencies	134,676	3,141	—	137,817
Total available-for-sale securities	$1,116,545	$13,737	$(3,299)	$1,126,983

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2020
Equity securities	$1,027	$1,204

December 31, 2019
Equity securities	935	1,127

On January 1, 2019 in connection with the adoption of ASU 2017-12, the Company transferred all of its HTM investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its AFS investment securities portfolio.

The amortized cost and estimated fair value of our AFS debt securities at September 30, 2020 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2020
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$27,260	$27,378
Due after one year through five years	40,800	42,098
Due after five years through ten years	89,879	92,226
Due after ten years	91,136	92,389

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	743,786	763,326
Commercial - U.S. Government agencies and sponsored entities	71,335	73,786
Residential - Non-government agencies	27,525	28,676
Commercial - Non-government agencies	44,814	46,440
Total available-for-sale securities	$1,136,535	$1,166,319

For the three and nine months ended September 30, 2020, proceeds from the sale of available-for-sale investment securities were $86.5 million and resulted in a gross realized loss of $0.4 million. For the three and nine months ended September 30, 2019, proceeds from the sale of available-for-sale investment securities were $53.9 million and resulted in a gross realized gain of $36 thousand.

Investment securities with fair value of $517.5 million and $719.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At September 30, 2020 and December 31, 2019, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 48 and 81 AFS debt securities which were in an unrealized loss position, without an ACL, at September 30, 2020 and December 31, 2019, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Debt securities:
States and political subdivisions	$39,297	$(292)	$—	$—	$39,297	$(292)
Corporate securities	26,173	(231)	—	—	26,173	(231)
U.S. Treasury obligations and direct obligations of U.S Government agencies	4,805	(30)	22,141	(182)	26,946	(212)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	122,914	(855)	—	—	122,914	(855)
Residential - Non-government agencies	994	(34)	—	—	994	(34)
Commercial - Non-government agencies	3,495	(15)	—	—	3,495	(15)
Total temporarily impaired securities	$197,678	$(1,457)	$22,141	$(182)	$219,819	$(1,639)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Debt securities:
States and political subdivisions	$1,754	$(9)	$801	$(31)	$2,555	$(40)
U.S. Treasury obligations and direct obligations of U.S Government agencies	18,882	(143)	19,031	(255)	37,913	(398)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	54,335	(283)	214,295	(1,816)	268,630	(2,099)
Residential - Non-government agencies	8,206	(16)	—	—	8,206	(16)
Commercial - U.S. Government-sponsored entities	32,067	(746)	—	—	32,067	(746)
Total temporarily impaired securities	$115,244	$(1,197)	$234,127	$(2,102)	$349,371	$(3,299)

The Company has evaluated its AFS investment securities that are in an unrealized loss position and has determined that the unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. Investment securities in an unrealized loss position are evaluated on at least a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated. All of the investment securities in an unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL and unrealized losses on these securities and have not been recognized into income.

Visa and MasterCard Class B Common Stock

As of September 30, 2020, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

During the first quarter of 2019, the Company converted the 11,170 shares of Class B common stock of MasterCard, Inc. ("MasterCard") it received during their initial public offering to an equal number of Class A common stock and sold the shares for $2.6 million. The shares were carried on the Company's consolidated balance sheets at zero cost basis and the proceeds received were recorded as a gain in other operating income - other in the Company's consolidated statements of income. The Company no longer owns any shares of MasterCard common stock.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of September 30, 2020 and loans, excluding loans held for sale, net of ACL under previous GAAP as of December 31, 2019 consisted of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$545,277	$—
Other	526,363	570,089
Real estate:
Construction	118,519	96,139
Residential mortgage	1,676,457	1,595,801
Home equity	533,139	490,239
Commercial mortgage	1,143,209	1,124,911
Consumer	500,416	569,516
Gross loans	5,043,380	4,446,695
Net deferred (fees) costs	(12,754)	2,845
Total loans, net of deferred fees and costs	5,030,626	4,449,540
Allowance for credit losses	(80,542)	(47,971)
Total loans, net of allowance for credit losses	$4,950,084	$4,401,569

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through the end of the program in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million. Certain PPP loans paid-off shortly after funding resulting in a total outstanding balance of $545.3 million and net deferred fees of $16.7 million as of September 30, 2020. The Company has developed a PPP forgiveness portal and has begun the process of assisting our customers with applying for forgiveness from the SBA. The Company has engaged a third party to assist with this process. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company transferred three loans totaling $6.6 million to the held-for-sale category during the nine months ended September 30, 2020, which were sold in October 2020 at a loss of less than $0.1 million. The Company did not transfer any loans to the held-for-sale category during the nine months ended September 30, 2019.

The Company did not sell any loans originally held for investment during the nine months ended September 30, 2020 and 2019.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	Consumer - Unsecured
Three Months Ended September 30, 2020
Purchases:
Outstanding balance	$6,960
Purchase premium (discount)	(280)
Purchase price	$6,680

Nine Months Ended September 30, 2020
Purchases:
Outstanding balance	$41,272
Purchase premium (discount)	(1,396)
Purchase price	$39,876

Three Months Ended September 30, 2019
Purchases:
Outstanding balance	$30,669
Purchase premium (discount)	(1,176)
Purchase price	$29,493

Nine Months Ended September 30, 2019
Purchases:
Outstanding balance	$79,996
Purchase premium (discount)	(1,176)
Purchase price	$78,820

Note: Purchases of unsecured consumer loans were made under forward flow purchase agreements.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
September 30, 2020
Commercial, financial and agricultural	$—	$—	$1,371	$1,371	$213
Real estate:
Residential mortgage	9,210	—	—	9,210	—
Home equity	533	—	—	533	—
Commercial mortgage	—	7,558	—	7,558	307
Total	$9,743	$7,558	$1,371	$18,672	$520

The following table presents by class, information related to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	December 31, 2019
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	ALLL Allocated
Impaired loans:
Commercial, financial and agricultural	$246	$135	$—
Real estate:
Residential mortgage	7,230	6,516	—
Home equity	92	92	—
Commercial mortgage	1,839	1,839	—
Total	9,407	8,582	—

Impaired loans with an ACL recorded:
Commercial, financial and agricultural	467	467	218
Consumer	17	17	17
Total	484	484	235
Total impaired loans	$9,891	$9,066	$235

The following table presents by class, the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$164	$2	$188	$7
Real estate:
Construction	—	—	1,323	62
Residential mortgage	7,536	63	8,763	776
Home equity	190	—	332	13
Commercial mortgage	2,021	22	2,162	68
Total	$9,911	$87	$12,768	$926

For the three and nine months ended September 30, 2019, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the three and nine months ended September 30, 2019, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $0.7 million and $0.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2020 and December 31, 2019, respectively.

The Company did not foreclose on any loans during the nine months ended September 30, 2020. The Company foreclosed on one loan totaling $0.2 million during the nine months ended September 30, 2019.

The Company sold one foreclosed property totaling $0.1 million during the nine months ended September 30, 2020 at a loss of less than $0.1 million. The Company did not sell any foreclosed properties during the nine months ended September 30, 2019.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of September 30, 2020 and under previous GAAP as of December 31, 2019.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
September 30, 2020
Commercial, financial and agricultural - SBA PPP	$—	$—	$—	$—	$—	$528,581	$528,581	$—
Commercial, financial and agricultural - Other	5,246	85	—	1,536	6,867	521,203	528,070	668
Real estate:
Construction	—	—	—	—	—	118,247	118,247	—
Residential mortgage	12	556	588	4,032	5,188	1,674,872	1,680,060	4,032
Home equity	255	—	—	533	788	533,268	534,056	533
Commercial mortgage	1,778	—	—	6,889	8,667	1,132,598	1,141,265	4,296
Consumer	1,774	691	321	69	2,855	497,492	500,347	—
Total	$9,065	$1,332	$909	$13,059	$24,365	$5,006,261	$5,030,626	$9,529

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ALLL
December 31, 2019
Commercial, financial and agricultural	$476	$865	$—	$467	$1,808	$568,496	$570,304	$—
Real estate:
Construction	643	—	—	—	643	95,211	95,854	—
Residential mortgage	1,830	589	724	979	4,122	1,595,679	1,599,801	979
Home equity	759	207	—	92	1,058	489,676	490,734	92
Commercial mortgage	—	397	—	—	397	1,123,018	1,123,415	—
Consumer	3,223	943	286	17	4,469	564,963	569,432	—
Total	$6,931	$3,001	$1,010	$1,555	$12,497	$4,437,043	$4,449,540	$1,071

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2020 consisted of two Hawaii residential mortgage loans with a principal balance of $0.3 million. There were $7.4 million of TDRs still accruing interest at September 30, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and nine months ended September 30, 2020 and 2019.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company has identified eleven consumer loans totaling $0.2 million, including three consumer loans totaling $0.1 million in the third quarter of 2020, that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". As a result, these loans are included in the TDRs disclosed above. The Company had active loan deferrals with outstanding balances of approximately $290.7 million resulting from the COVID-19 pandemic that were not classified as a TDR at September 30, 2020. The following table sets forth loans on active payment forbearance or deferral as of September 30, 2020:

(dollars in thousands)	Loan Count	Balance	Accrued Interest Receivable	Total Loans	% of Total Loans	Total Loans, excl. PPP	% of Total Loans, excl. PPP
Commercial, financial and agricultural	363	$64,298	$844	$1,056,651	6.1%	$528,070	12.2%
Real estate:
Construction	—	—	—	118,247	—%	118,247	—%
Residential mortgage	216	103,130	1,803	1,680,060	6.1%	1,680,060	6.1%
Home equity	—	—	—	534,056	—%	534,056	—%
Commercial mortgage	25	69,420	469	1,141,265	6.1%	1,141,265	6.1%
Consumer	3,209	53,993	1,323	500,347	10.8%	500,347	10.8%
Total loans	3,813	$290,841	$4,439	$5,030,626	5.8%	$4,502,045	6.5%

The following table presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2020:

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended September 30, 2020
Consumer	3	80	—
Total	3	$80	$—

Nine Months Ended September 30, 2020
Real estate: Commercial mortgage	1	$281	$—
Consumer	11	214	—
Total	12	$495	$—

No loans were modified in a TDR during the three and nine months ended September 30, 2019.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2020 and 2019.

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

Special Mention. Loans classified as special mention, while still adequately protected by the borrower's capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management's close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans classified as substandard are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.

Loss. Loans classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of September 30, 2020. Revolving loans converted to term as of and during the three and nine months ended September 30, 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
September 30, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$528,581	$—	$—	$—	$—	$—	$—	$528,581
Subtotal	528,581	—	—	—	—	—	—	528,581
Commercial, financial and agricultural - Other:
Risk Rating
Pass	68,156	63,398	60,700	43,948	41,585	91,001	78,224	447,012
Special Mention	4,958	11,714	8,784	31,839	2,123	13,757	420	73,595
Substandard	200	1,528	1,111	1,105	2,206	1,313	—	7,463
Subtotal	73,314	76,640	70,595	76,892	45,914	106,071	78,644	528,070
Construction:
Risk Rating
Pass	19,436	20,931	41,893	11,201	2,202	19,238	2,401	117,302
Special Mention	—	—	945	—	—	—	—	945
Subtotal	19,436	20,931	42,838	11,201	2,202	19,238	2,401	118,247
Residential mortgage:
Risk Rating
Pass	416,073	302,683	141,156	159,808	197,665	456,398	—	1,673,783
Special Mention	—	—	—	1,437	147	—	—	1,584
Substandard	—	—	540	1,328	884	1,941	—	4,693
Loss	—	—	—	—	—	—	—	—
Subtotal	416,073	302,683	141,696	162,573	198,696	458,339	—	1,680,060
Home equity:
Risk Rating
Pass	13,407	16,993	16,713	778	390	4,794	480,238	533,313
Special Mention	—	—	—	—	—	—	210	210
Substandard	—	—	—	—	204	329	—	533
Subtotal	13,407	16,993	16,713	778	594	5,123	480,448	534,056
Commercial mortgage:
Risk Rating
Pass	93,195	149,180	137,886	163,112	108,333	365,488	16,926	1,034,120
Special Mention	—	2,602	24,134	7,685	13,623	24,137	—	72,181
Substandard	—	2,593	11,500	1,998	4,296	14,577	—	34,964
Subtotal	93,195	154,375	173,520	172,795	126,252	404,202	16,926	1,141,265
Consumer:
Risk Rating
Pass	72,249	133,485	77,840	52,150	21,327	71,599	71,057	499,707
Special Mention	—	—	—	—	—	—	250	250
Substandard	27	11	40	9	1	168	—	256
Loss	15	—	—	49	—	70	—	134
Subtotal	72,291	133,496	77,880	52,208	21,328	71,837	71,307	500,347
Total	$1,216,297	$705,118	$523,242	$476,447	$394,986	$1,064,810	$649,726	$5,030,626

The following tables present the Company's loans by class and credit quality indicator as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
September 30, 2020
Commercial, financial and agricultural: SBA PPP	$545,277	$—	$—	$—	$545,277	$(16,696)	$528,581
Commercial, financial and agricultural: Other	445,305	73,595	7,463	—	526,363	1,707	528,070
Real estate:
Construction	117,574	945	—	—	118,519	(272)	118,247
Residential mortgage	1,670,180	1,584	4,693	—	1,676,457	3,603	1,680,060
Home equity	532,396	210	533	—	533,139	917	534,056
Commercial mortgage	1,036,064	72,181	34,964	—	1,143,209	(1,944)	1,141,265
Consumer	499,776	250	256	134	500,416	(69)	500,347
Total	$4,846,572	$148,765	$47,909	$134	$5,043,380	$(12,754)	$5,030,626

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2019
Commercial, financial and agricultural: Other	$523,342	$20,677	$26,070	$—	$570,089	$215	$570,304
Real estate:
Construction	96,139	—	—	—	96,139	(285)	95,854
Residential mortgage	1,593,072	840	1,889	—	1,595,801	4,000	1,599,801
Home equity	490,147	—	92	—	490,239	495	490,734
Commercial mortgage	1,094,364	17,440	13,107	—	1,124,911	(1,496)	1,123,415
Consumer	569,212	—	193	111	569,516	(84)	569,432
Total	$4,366,276	$38,957	$41,351	$111	$4,446,695	$2,845	$4,449,540

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and nine months ended September 30, 2020 and under previous GAAP during the three and nine months ended September 30, 2019:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended September 30, 2020
Beginning balance	388	15,507	3,274	15,025	3,651	16,148	13,346	67,339
Provision for credit losses on loans [1]	2	2,620	759	3,537	2,517	3,304	1,726	14,465
	390	18,127	4,033	18,562	6,168	19,452	15,072	81,804
Charge-offs	—	810	—	11	—	75	1,492	2,388
Recoveries	—	321	—	13	—	12	780	1,126
Net charge-offs (recoveries)	—	489	—	(2)	—	63	712	1,262
Ending balance	$390	$17,638	$4,033	$18,564	$6,168	$19,389	$14,360	$80,542

Three Months Ended September 30, 2019
Beginning balance	$—	$8,109	$1,313	$13,367	$4,313	$11,668	$9,497	$48,267
Provision for credit losses on loans	—	107	374	75	(45)	541	480	1,532
	—	8,216	1,687	13,442	4,268	12,209	9,977	49,799
Charge-offs	—	797	—	—	5	—	1,832	2,634
Recoveries	—	362	6	104	24	—	506	1,002
Net charge-offs (recoveries)	—	435	(6)	(104)	(19)	—	1,326	1,632
Ending balance	$—	$7,781	$1,693	$13,546	$4,287	$12,209	$8,651	$48,167

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Nine Months Ended September 30, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses on loans [1]	390	11,511	1,631	4,478	3,545	5,712	7,167	34,434
	390	19,020	3,902	18,413	6,137	19,449	18,660	85,971
Charge-offs	—	2,350	—	63	—	75	6,335	8,823
Recoveries	—	968	131	214	31	15	2,035	3,394
Net charge-offs (recoveries)	—	1,382	(131)	(151)	(31)	60	4,300	5,429
Ending balance	$390	$17,638	$4,033	$18,564	$6,168	$19,389	$14,360	$80,542

Nine Months Ended September 30, 2019
Beginning balance	$—	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916
Provision for credit losses on loans	—	943	(113)	(1,301)	462	(1,174)	5,402	4,219
	—	8,970	1,089	13,048	4,250	12,184	12,594	52,135
Charge-offs	—	2,099	—	—	5	—	5,542	7,646
Recoveries	—	910	604	498	42	25	1,599	3,678
Net charge-offs (recoveries)	—	1,189	(604)	(498)	(37)	(25)	3,943	3,968
Ending balance	$—	$7,781	$1,693	$13,546	$4,287	$12,209	$8,651	$48,167

[1] The Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. The provision for credit losses presented in this table excludes the provision for credit losses on accrued interest receivable of $0.2 million.

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the three and nine months ended September 30, 2020 and under previous GAAP during the three and nine months ended September 30, 2019.

(dollars in thousands)
Three Months Ended September 30, 2020
Beginning balance	$4,383
Provision for off-balance sheet credit exposures	221
Ending balance	$4,604

Three Months Ended September 30, 2019
Beginning balance	$1,897
Provision for off-balance sheet credit exposures	(466)
Ending balance	$1,431

Nine Months Ended September 30, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	2,592
Ending balance	$4,604

Nine Months Ended September 30, 2019
Beginning balance	$1,242
Provision for off-balance sheet credit exposures	189
Ending balance	$1,431

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

Our provision for credit losses on loans was $14.5 million and $34.4 million in the three and nine months ended September 30, 2020 under ASC 326, compared to $1.5 million and $4.2 million in the three and nine months ended September 30, 2019 under previous GAAP.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Investments in low income housing tax credit partnerships	$28,437	$15,322
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	201	192
Other	54	54
Total	$30,239	$17,115

The Company invests in low-income housing tax credit ("LIHTC") partnerships. As of September 30, 2020 and December 31, 2019, the Company had $22.7 million and $11.5 million, respectively, in unfunded commitments related to the LIHTC partnerships. The expected payments for the unfunded commitments as of September 30, 2020 for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2020 (remainder)	$12,853
2021	1,494
2022	8,253
2023	10
2024	26
2025	6
Thereafter	43
Total unfunded commitments	$22,685

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

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2020 and September 30, 2019:

(dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Proportional amortization method:
Amortization expense recognized in income tax expense	$348	$259	$1,044	$776
Tax credits recognized in income tax expense	399	307	1,199	922

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2019	$15,596
Additions	1,189
Amortization	(1,727)
Balance, September 30, 2019	$15,058

Balance, January 1, 2020	$14,718
Additions	2,269
Amortization	(4,558)
Balance, September 30, 2020	$12,429

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $1.0 million and $2.3 million for the three and nine months ended September 30, 2020 compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2019.

Amortization of mortgage servicing rights totaled $1.3 million and $4.6 million for the three and nine months ended September 30, 2020 compared to $0.7 million and $1.7 million for the three and nine months ended September 30, 2019.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019
Fair market value, beginning of period	$15,820	$17,696
Fair market value, end of period	12,694	15,965

	September 30, 2020	December 31, 2019
Weighted average discount rate	9.6%	9.5%
Forecasted constant prepayment rate assumption (1)	24.3%	11.9%

(1) Represents annualized loan prepayment rate assumption.

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,864	$(57,435)	$12,429	$67,595	$(52,877)	$14,718

Based on the mortgage servicing rights held as of September 30, 2020, estimated amortization expense for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2020 (remainder)	$957
2021	3,375
2022	2,682
2023	2,181
2024	1,801
2025	1,433
Thereafter	—
Total	$12,429

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2020 and December 31, 2019, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2020, we were a party to interest rate lock and forward sale commitments on $2.9 million and $19.3 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate lock and forward sale commitments	Other assets / other liabilities	$111	$8	$127	$28

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

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	$109
Risk participation agreement	Other service charges and fees	(54)

Three Months Ended September 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	110
Loans held for sale	Other income	(1)

Nine Months Ended September 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	59
Risk participation agreement	Other service charges and fees	1,234

Nine Months Ended September 30, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	131
Loans held for sale	Other income	(1)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.79 billion line of credit as of September 30, 2020, compared to $1.84 billion at December 31, 2019. At September 30, 2020, $1.26 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019. Short-term borrowings under this arrangement totaled $206.0 million at September 30, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $267.0 million at September 30, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at September 30, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at September 30, 2020 were secured by certain real estate loans with a carrying value of $2.71 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $59.2 million and $65.3 million, respectively. As of September 30, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $125.0 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the SBA's PPP the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At September 30, 2020, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans were pledged to the Federal Reserve Bank.

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

At September 30, 2020 and December 31, 2019, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	September 30, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2019
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Other operating income:
In-scope of ASC 606
Mortgage banking income	$235	$230	$653	$486
Service charges on deposit accounts	1,475	2,125	4,674	6,247
Other service charges and fees	2,932	3,281	8,517	9,096
Income on fiduciary activities	1,149	1,126	3,716	3,220
Net gain (loss) on sales of foreclosed assets	—	17	(6)	17
In-scope other operating income	5,791	6,779	17,554	19,066
Out-of-scope other operating income	5,772	3,487	13,587	12,967
Total other operating income	$11,563	$10,266	$31,141	$32,033

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	366,467	$28.89
Changes during the period:
Granted	321,722	18.11
Vested	(123,179)	29.47
Forfeited	(22,628)	24.80
Non-vested restricted stock units, end of period	542,382	22.53

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Lease cost:
Operating lease cost	$1,613	$1,627	$4,919	$4,883
Variable lease cost	732	699	2,098	1,950
Less: sublease income	—	(11)	(15)	(33)
Total lease cost	$2,345	$2,315	$7,002	$6,800

Other information:
Operating cash flows from operating leases	$(1,554)	$(1,558)	$(4,743)	$(4,663)
Weighted-average remaining lease term - operating leases	12.47 years	13.80 years	12.47 years	13.80 years
Weighted-average discount rate - operating leases	3.91%	3.92%	3.91%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2020 (remainder)	$1,451	$437	$1,014
2021	5,839	1,638	4,201
2022	5,433	1,487	3,946
2023	4,860	1,348	3,512
2024	4,539	1,222	3,317
2025	4,227	1,096	3,131
Thereafter	31,700	5,466	26,234
Total	$58,049	$12,694	$45,355

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Total rental income recognized	$492	$522	$1,559	$1,576

Based on the Company's leases as lessor as of September 30, 2020, estimated lease payments for the remainder of fiscal year 2020, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2020 (remainder)	$530
2021	2,133
2022	1,790
2023	480
2024	84
2025	72
Thereafter	190
Total	$5,279

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2020 and 2019, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(3,434)	$(919)	$(2,515)
Less: Reclassification adjustments from AOCI realized in net income	352	94	258
Net unrealized losses on investment securities	(3,082)	(825)	(2,257)

Defined benefit plans:
Amortization of net actuarial loss	330	89	241
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	3	1	2
Defined benefit plans, net	338	91	247

Other comprehensive loss	$(2,744)	$(734)	$(2,010)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$6,027	$1,615	$4,412
Less: Reclassification adjustments from AOCI realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	5,991	1,605	4,386

Defined benefit plans:
Amortization of net actuarial loss	310	31	279
Amortization of net transition obligation	5	3	2
Amortization of prior service cost	4	2	2
Defined benefit plans, net	319	36	283

Other comprehensive income	$6,310	$1,641	$4,669

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$18,994	$5,087	$13,907
Less: Reclassification adjustments from AOCI realized in net income	352	94	258
Net unrealized gains on investment securities	19,346	5,181	14,165

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	867	230	637
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	10	3	7
Defined benefit plans, net	1,318	351	967

Other comprehensive income	$20,664	$5,532	$15,132

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$37,671	$10,098	$27,573
Less: Reclassification adjustments from AOCI realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	37,635	10,088	27,547

Defined benefit plans:
Amortization of net actuarial loss	837	84	753
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	13	3	10
Defined benefit plans, net	864	91	773

Other comprehensive income	$38,499	$10,179	$28,320

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2020
Balance at beginning of period	$31,247	$(5,696)	$25,551

Other comprehensive income (loss) before reclassifications	(2,515)	—	(2,515)
Reclassification adjustments from AOCI	258	247	505
Total other comprehensive income (loss)	(2,257)	247	(2,010)

Balance at end of period	$28,990	$(5,449)	$23,541

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2019
Balance at beginning of period	$10,418	$(5,960)	$4,458

Other comprehensive loss before reclassifications	4,412	—	4,412
Reclassification adjustments from AOCI	(26)	283	257
Total other comprehensive income	4,386	283	4,669

Balance at end of period	$14,804	$(5,677)	$9,127

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income before reclassifications	13,907	313	14,220
Reclassification adjustments from AOCI	258	654	912
Total other comprehensive income	14,165	967	15,132

Balance at end of period	$28,990	$(5,449)	$23,541

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of the adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive loss before reclassifications	27,573	—	27,573
Reclassification adjustments from AOCI	(26)	773	747
Total other comprehensive income (loss)	27,547	773	28,320

Balance at end of period	$14,804	$(5,677)	$9,127

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2020 and 2019:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2020	2019
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$(352)	$36	Investment securities gains (losses)
Tax effect	94	(10)	Income tax benefit (expense)
Net of tax	$(258)	$26

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(330)	$(310)	Salaries and employee benefits
Amortization of net transition obligation	(5)	(5)	Salaries and employee benefits
Amortization of prior service cost	(3)	(4)	Salaries and employee benefits
Total before tax	(338)	(319)
Tax effect	91	36	Income tax benefit (expense)
Net of tax	$(247)	$(283)

Total reclassification adjustments from AOCI for the period, net of tax	$(505)	$(257)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2020	2019
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$(352)	$36	Investment securities gains (losses)
Tax effect	94	(10)	Income tax benefit (expense)
Net of tax	$(258)	$26

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(867)	$(837)	Salaries and employee benefits
Amortization of net transition obligation	(14)	(14)	Salaries and employee benefits
Amortization of prior service cost	(10)	(13)	Salaries and employee benefits
Total before tax	(891)	(864)
Tax effect	237	91	Income tax benefit (expense)
Net of tax	$(654)	$(773)

Total reclassification adjustments from AOCI for the period, net of tax	$(912)	$(747)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$6,859	$14,554	$25,102	$44,125

Weighted average common shares outstanding - basic	28,060,020	28,424,898	28,075,684	28,575,369
Dilutive effect of employee stock options and awards	51,644	177,440	96,469	186,688
Weighted average common shares outstanding - diluted	28,111,664	28,602,338	28,172,153	28,762,057

Basic earnings per common share	$0.24	$0.51	$0.89	$1.54
Diluted earnings per common share	$0.24	$0.51	$0.89	$1.53

Anti-dilutive employee stock options and awards outstanding	—	—	—	—
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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of September 30, 2020, the weighted average discount rate used in the valuation of loans was 4.78%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of September 30, 2020, the weighted average discount rate used in the valuation of time deposits was 0.41%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of September 30, 2020, the weighted average discount rate used in the valuation of long-term debt was 2.83%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Financial assets:
Cash and due from banks	$89,665	$89,665	$89,665	$—	$—
Interest-bearing deposits in other banks	5,489	5,489	5,489	—	—
Investment securities	1,167,523	1,167,523	1,204	1,153,791	12,528
Loans held for sale	23,962	23,962	—	23,962	—
Net loans	4,950,084	4,844,662	—	—	4,844,662
Accrued interest receivable	21,478	21,478	21,478	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,762,476	1,762,476	1,762,476	—	—
Interest-bearing demand and savings and money market	2,995,227	2,995,227	2,995,227	—	—
Time	921,226	922,223	—	—	922,223
Short-term borrowings	206,000	206,000	—	206,000	—
Long-term debt	101,547	90,690	—	—	90,690
Accrued interest payable (included in other liabilities)	1,608	1,608	1,608	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Derivatives:
Interest rate lock commitments	$2,927	$111	$111	$—	$111	$—
Forward sale commitments	19,341	(73)	(73)	—	(73)	—
Risk participation agreement	28,800	(54)	(54)	—	—	(54)

Off-balance sheet financial instruments:
Commitments to extend credit	1,195,510	1,368	1,368	—	1,368	—
Standby letters of credit and financial guarantees written	10,842	163	163	—	163	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets:
Cash and due from banks	$78,418	$78,418	$78,418	$—	$—
Interest-bearing deposits in other banks	24,554	24,554	24,554	—	—
Investment securities	1,128,110	1,128,110	1,127	1,115,728	11,255
Loans held for sale	9,083	9,083	—	9,083	—
Net loans	4,401,569	4,392,477	—	—	4,392,477
Accrued interest receivable	16,500	16,500	16,500	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,450,532	1,450,532	1,450,532	—	—
Interest-bearing demand and savings and money market	2,643,038	2,643,038	2,643,038	—	—
Time	1,026,453	1,023,362	—	—	1,023,362
Short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	101,547	97,827	—	97,827	—
Accrued interest payable (included in other liabilities)	4,288	4,288	4,288	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Derivatives:
Interest rate lock commitments	$625	$8	$8	$—	$8	$—
Forward sale commitments	8,968	(28)	(28)	—	(28)	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,089,135	1,230	1,230	—	1,230	—
Standby letters of credit and financial guarantees written	10,526	158	158	—	158	—

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

There was one transfer into Level 3 of the fair value hierarchy for long-term debt during the three and nine months ended September 30, 2020. There were no transfers of financial assets and liabilities out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2020.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$168,589	$—	$157,055	$11,534
Corporate securities	50,558	—	50,558	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	34,944	—	34,944	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	763,326	—	763,326	—
Commercial - U.S. Government agencies and sponsored entities	73,786	—	73,786	—
Residential - Non-government agencies	28,676	—	27,682	994
Commercial - Non-government agencies	46,440	—	46,440	—
Total available-for-sale securities	1,166,319	—	1,153,791	12,528

Equity securities	1,204	1,204	—	—

Derivatives: Interest rate lock and forward sale commitments	(16)	—	38	(54)
Total	$1,167,507	$1,204	$1,153,829	$12,474

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities:
Debt securities:
States and political subdivisions	$122,018	$—	$110,763	$11,255
Corporate securities	30,529	—	30,529	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	—	40,381	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	677,822	—	677,822	—
Commercial - U.S. Government agencies and sponsored entities	81,225	—	81,225	—
Residential - Non-government agencies	37,191	—	37,191	—
Commercial - Non-government agencies	137,817	—	137,817	—
Total available-for-sale securities	1,126,983	—	1,115,728	11,255

Equity securities	1,127	1,127	—	—

Derivatives: Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,128,090	$1,127	$1,115,708	$11,255

For the nine months ended September 30, 2020 and 2019, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2019	$11,255	$—	$11,255
Principal payments received	(319)	—	(319)
Unrealized net gain included in other comprehensive income	598	—	598
Purchases	—	994	994
Balance at September 30, 2020	$11,534	$994	$12,528

Balance at December 31, 2018	$11,169	$—	$11,169
Principal payments received	(285)	—	(285)
Unrealized net gain included in other comprehensive income	618	—	618
Purchases	—	—	—
Balance at September 30, 2019	$11,502	$—	$11,502

Within the states and political subdivisions available-for-sale debt securities category, the Company holds four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.5 million and $11.5 million at September 30, 2020 and September 30, 2019, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company purchased two mortgage backed bonds issued by Habitat for Humanity with a fair value of $1.0 million. The Company estimates the aggregate fair value of $12.5 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of September 30, 2020, the weighted average discount rate utilized was 2.79% compared to 3.94% at September 30, 2019 and 4.08% at December 31, 2019, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Other real estate (1)	$128	$—	$128	$—

December 31, 2019
Other real estate (1)	$164	$—	$164	$—

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

17. SUBSEQUENT EVENTS

On October 20, 2020, the Company completed its private placement with registration rights of $55.0 million in ten-year fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points basis points. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after November 1, 2025, or at any time, in whole but not in part, upon certain other specified events prior to the Notes’ maturity on November 1, 2030.

The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds from the offering for general corporate purposes and capital flexibility.

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

Central Pacific Bank is a full-service community bank with 32 branches and 75 ATMs located throughout the state of Hawaii as of September 30, 2020. During the third quarter of 2020, the Company consolidated three in-store branches with other existing nearby branches. These in-store branches had a small square footage which did not allow for adequate social distancing and have been closed since March 2020 due to the novel coronavirus pandemic ("COVID-19"). A traditional branch is expected to be consolidated during the fourth quarter of 2020. Four of the Company's 32 branches remain temporarily closed to protect the health and well-being of the Company's employees and customers from COVID-19.

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

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through September 30, 2020, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

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

Financial Summary

Net income for the three months ended September 30, 2020 was $6.9 million, or $0.24 per diluted share, compared to net income of $14.6 million, or $0.51 per diluted share for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 was $25.1 million, or $0.89 per diluted share, compared to net income of $44.1 million, or $1.53 per diluted share for the nine months ended September 30, 2019. Earnings continue to be impacted by a higher provision for credit loss expense that is driven by models that utilize Hawaii-specific economic projections from a third party forecast.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three and nine months ended September 30, 2020 was $23.7 million and $67.7 million, respectively, compared to $21.0 million and $62.8 million for the three and nine months ended September 30, 2019, respectively.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("CECL") and, as a result, recorded increases of $3.6 million to the allowance for credit losses on loans and $0.7 million to the reserve for off-balance sheet credit exposures, included in other liabilities. The transition adjustments recorded on January 1, 2020 were offset to retained earnings of $3.2 million and net deferred tax assets of $1.1 million. During the three and nine months ended September 30, 2020, the Company recorded total credit loss expense under ASC 326, which includes the provisions for credit losses and off-balance sheet credit exposures, of $14.9 million and $37.2 million, respectively, compared to $1.1 million and $4.4 million during the three and nine months ended September 30, 2019, which impacted our operating results.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average assets	0.42%	0.99%	0.53%	1.00%
Return on average shareholders’ equity	4.99	11.11	6.17	11.58
Basic earnings per common share	$0.24	$0.51	$0.89	$1.54
Diluted earnings per common share	0.24	0.51	0.89	1.53

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

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability. In the September 2020 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expects rates to remain near zero through 2023.

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

Since then, Governor Ige issued fourteen supplemental emergency proclamations. The fourteenth supplemental emergency proclamation signed on October 13, 2020:

•extends the COVID-19 emergency period in Hawaiʻi through November 30, 2020.
•extends the 14-day mandatory quarantine requirement for out-of-state travelers to Hawaii, as well as inter-island travelers arriving to Kauai, Hawaii Island or Maui County (Maui, Molokai, Lanai), through November 30, 2020, with the exception of the pre-travel test option. The inter-island travel quarantine does not include inter-island travelers arriving to Oahu. The period of self-quarantine begins immediately upon arrival, and lasts 14 days or the duration of the person’s stay on the island, whichever is shorter.
•mandates that all persons must wear masks in compliance with the county orders, rules and directives approved by the governor.
•cxtends the prohibition on evictions for non-payment of rent until November 30, 2020.

Beginning October 15, 2020, Hawaii re-opened to U.S mainland tourists. A pre-travel testing option allows travelers an alternative to the mandatory 14-day quarantine. All travelers arriving in Hawaii from out-of-state will be required to get a valid COVID-19 Nucleic Acid Amplification Test ("NAAT") from trusted testing and travel partners within 72 hours of boarding their flight to Hawaii, and to show proof of a negative test result upon arrival at the airport, to avoid the 14-day quarantine. The FDA-approved NAAT test from a CLIA-certified laboratory will need to be done prior to arrival. No testing will be provided upon arrival at the airport.

The infection rate in the State of Hawaii went from one of the lowest per capita in the country during the first half of 2020 to the one of the highest during the third quarter of 2020 resulting in new shutdowns and a delay in the reopening of the state. Infection rates have since improved. As of October 20, 2020, the Centers for Disease Control and Prevention reported there were 14,108 cases (7-day moving average of 67 new infections) and 189 COVID-19-related deaths in Hawaii.

During the first quarter of 2020, in response to Governor Ige's statewide restrictions on the movements of Hawaii residents and visitors to combat the potential spread of COVID-19 in Hawaii, the Company announced it would temporarily close 13 branch locations and will keep 22 branches open and fully operational. The decision to temporarily close the branches was made to protect the health and well-being of the Company's employees and customers. Some branches, such as the in-store branches with limited floor space, made it challenging to operate with social distancing in mind. The staff from the temporarily closed branches were redeployed to work at the remaining branches or assist other areas of the bank. The Company quickly responded to the changing environment by executing its business continuity plan and the majority of our support staff, even at the executive level, were working remotely on a full-time or rotating basis. The Company believes the actions it has taken to date, allows it to meet the needs of its customers and community while ensuring the safety of all employees and customers. In addition, to protect its employees as well as to manage its expenses, the Company has implemented internal policies to temporarily suspend all business travel and large group meetings. The Company has also reevaluated or postponed certain consulting projects. Hiring of new employees is on an exception basis.

The Company continues to prudently manage through the pandemic and has put in place preventative measures including face masks, plexiglass shields, social distancing, enhanced cleaning and remote work for the majority of non-branch employees. During the second and third quarters of 2020, the Company re-opened six of its branches that were temporarily closed. The

Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules.

In July 2020, the Board of Directors of the Company approved a plan to consolidate four branches on the island of Oahu later this year. Three of the branches are in-store branches, which were temporarily closed since March 2020 due to the COVID-19 pandemic, and were officially closed during the third quarter of 2020. These in-store branches had a small square footage which did not allow for adequate social distancing. The fourth branch is a full-service branch and is expected to close during the fourth quarter of 2020. Our upcoming digital rollout is well-aligned with our branch consolidation initiative, and we expect that much of the transactional activity that was processed by these branches can be migrated to our digital channels. We also have other neighboring branches in close proximity that are available for customer full-service needs. The Company anticipates annual expense savings of approximately $1.8 million related to the consolidation of the four branches. The Company incurred $0.3 million in pre-tax expenses related to the consolidation of the three in-store branches during the third quarter of 2020 and expects to incur additional $1.4 million in pre-tax expenses related to the consolidation of the fourth branch during the fourth quarter of 2020.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 14-day self quarantine has resulted in a significant decline in tourism to the state of Hawaii, with daily visitors to Hawaii down 97.6% during the month of August and 69.0% year-to-date, compared to the same year-ago periods. Hawaii's unemployment rate has gone from one of the best in the nation over the past several years to one of the worst at approximately 15.1% during the month of September. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic which could lead to additional provisions for credit losses and lower interest and fee income, which if significant, could have a material impact to our results of operations and financial statements.

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

Through guidance from regulatory agencies, the Company is prudently working with its borrowers impacted by COVID-19 to defer payments, interest, and fees. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic declined significantly from $567.9 million or, 11.3% of the total loan portfolio (or 12.7% excluding PPP loans) as of June 30, 2020, to $290.8 million, or 5.8% of the total loan portfolio (or 6.5% excluding PPP loans), as of September 30, 2020. The following table sets forth loans on active payment forbearance or deferral as of September 30, 2020:

(dollars in thousands)	Loan Count	Balance	Accrued Interest Receivable	Total Loans	% of Total Loans	Total Loans, excl. PPP	% of Total Loans, excl. PPP
Commercial, financial and agricultural	363	$64,298	$844	$1,056,651	6.1%	$528,070	12.2%
Real estate:
Construction	—	—	—	118,247	—%	118,247	—%
Residential mortgage	216	103,130	1,803	1,680,060	6.1%	1,680,060	6.1%
Home equity	—	—	—	534,056	—%	534,056	—%
Commercial mortgage	25	69,420	469	1,141,265	6.1%	1,141,265	6.1%
Consumer	3,209	53,993	1,323	500,347	10.8%	500,347	10.8%
Total loans	3,813	$290,841	$4,439	$5,030,626	5.8%	$4,502,045	6.5%

The Company’s interest income could also be reduced due to COVID-19. In the third quarter of 2020, the Company continued to grant or extend loan payment deferrals on a case-by-case basis and therefore expects that the accrued interest receivable balance on the deferred loans will continue to increase. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should the Company later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible.

The Company’s aggregate fee income could be reduced due to COVID-19. The Company has experienced a decline in transactional activity due to COVID-19. In addition, to support our customers during this difficult time, the Company temporarily waived non-CPB ATM fees and early withdrawal fees on our time deposits and granted temporary increases on debit card and mobile deposit transaction limits throughout the second quarter of 2020. Beginning July 1, 2020, we reinstated these fees that were waived throughout the previous quarter, but the temporary increases on debit card and mobile deposit transaction limits remain in place.

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

The Company’s liquidity will be impacted by loan principal and interest payment deferrals that are being granted for certain customers due to COVID-19. Cash flow from loan payments will be reduced due to the deferrals which are being granted for three to six months. Requests for loan payment deferrals declined in the third quarter of 2020. While some loan payment deferrals ended in the third quarter of 2020, we anticipate some borrowers will be requesting second or third deferrals. Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to COVID-19 concerns.

In the case of loans serviced by the Company for certain third parties, including those under the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC") programs, the Company is required to advance to the owners the payment of principal and interest on a scheduled basis for four months even when such payment was not collected from the borrower due to payment forbearance granted or payment delinquency. Such amounts advanced are recorded as a receivable by the Company and are expected to be collected from the borrower and/or government agencies (FNMA or FHLMC).

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

In March 2020, we decided to suspend our share repurchase program for the time being until we know more about the extent the pandemic will have on the economy and our business. We can provide no assurance when or if we will reinstate our share repurchase program.

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

Processes, controls and business continuity plan

The Company's Business Continuity Plan includes a Pandemic Preparedness Plan which it successfully activated in early March 2020. The Company’s remote workforce plan has been rolled out with an overall smooth transition. The Company already had Virtual Private Network ("VPN") technology capability, and during the first quarter of 2020, expanded VPN access to over 70% of its employees. In addition to VPN, the Company believes it is well-setup with the latest technologies that enable our operations to continue efficiently. The Company is using collaboration tools and several other cloud-based software programs. For its customers, during the third quarter of 2020 the Company launched its premier digital banking platform which is one of the key initiatives and milestones in its RISE2020 initiative.

The Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. Due to the recent rise in COVID-19 cases in Hawaii and nationwide, the return-to-office plan was delayed as a precautionary measure. The Company may incur additional cost related to its continued deployment of the remote workforce plan. A remote workforce plan potentially could introduce operational or internal control challenges and risks, including resource constraints. The Company is closely monitoring operations to mitigate those risks, and currently does not anticipate significant challenges to its ability to maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. However, should there be significant changes to government orders, the health and well-being of our workforce, or to our critical systems and vendors, there could be an adverse impact on our operations.

Lending operations and accommodations to borrowers

To support its customers during this difficult time, the Company has moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company is offering an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, as previously mentioned, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout the second quarter of 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees have been reinstated but the increased spending cap limits will remain in place temporarily.

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through the end of the program in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million. Certain PPP loans paid-off shortly after funding resulting in a total outstanding balance of $545.3 million and net deferred fees of $16.7 million as of September 30, 2020. The Company has developed a PPP forgiveness portal and has begun the process of assisting our customers with applying for forgiveness from the SBA. The Company has engaged a third party to assist with this process. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

With the significant increase in volume of PPP loan requests, the Company redeployed staff to handle and assist with loan processing. Additionally, the Company brought on some outside resources to assist with the PPP.

The Company became aware in September 2020 of a Federal criminal complaint related to PPP loan fraud on a $10.0 million PPP loan that the Bank originated in April 2020. The CEO of the borrower was charged by the U.S. Department of Justice for submitting a fraudulent PPP loan application to the Bank. The Federal investigation is ongoing and charges are currently pending. Neither the Company nor the Bank is a party to the Federal complaint, and we have been cooperating with Federal authorities. We believe that we originated the subject PPP loan in accordance with all SBA PPP requirements. Accordingly, we currently expect that the SBA guarantee remains in effect. Based on current facts and circumstances, we expect to be fully repaid on the loan. Therefore we continue to hold the $10.0 million PPP loan on our balance sheet as a performing asset as of September 30, 2020.

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

The Company provided three-month principal and interest payment forbearance for our residential mortgage customers and three-month principal and interest payment deferrals for our consumer customers. The Company is deferring either the full loan payment or the principal component of the loan payment for typically three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. As of September 30, 2020, the Company had loan payment forbearance or deferrals on outstanding balances of $290.8 million, or 5.8% of total loans (or 6.5% of total loans, excluding PPP loans). Of this amount, $192.9 million and $2.5 million were on second and third payment forbearance or deferrals, respectively, as of September 30, 2020.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. The Company has identified eleven consumer loans totaling $0.2 million, including three consumer loans totaling $0.1 million in the third quarter of 2020, that were modified and did not meet the criteria under Section 4013 of the CARES Act or the interagency guidance. As a result, these loans are included in TDRs as of September 30, 2020. Collectibility of the accrued interest on deferred loans is uncertain. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible. Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates requests for new or extended loan deferrals will continue at a slower pace through the fourth quarter of 2020.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

In the final week of March, the Company reviewed its entire commercial loan portfolio and actively reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. The review continued throughout the second and third quarters. The Company proactively worked with many of its customers in providing loan payment deferrals as well as assisted in the application and approval of PPP loans.

The volume of loan payment deferrals granted peaked in May at approximately $605 million in total loan balances, and has since declined to $290.8 million, or 5.8% of total loans (or 6.5% of total loans, excluding PPP loans), at September 30, 2020. The Company continues to support its consumer and residential customers with a second 90-day loan payment deferral or forbearance, as needed. Our consumer loan payment deferrals totaled $54.0 million at September 30, 2020, compared to $65.8 million at June 30, 2020.

Our residential mortgage loans on active payment forbearance totaled $103.1 million at September 30, 2020, compared to $176.6 million at June 30, 2020. The majority of the residential mortgage loans in forbearance were in their second 90-day forbearance period at September 30, 2020. Some borrowers are beginning to resume payments with the total count dropping from a peak of 467 at May 31, 2020 to 216 at September 30, 2020.

In our commercial, commercial real estate and construction loan portfolios, loans on active payment deferral totaled $133.7 million at September 30, 2020, compared to $325.4 million at June 30, 2020. The two highest exposures by industry are real estate and rental and leasing totaling approximately $47 million, or 1% of the total loan portfolio excluding PPP loans, and food-service totaling approximately $46 million, or 1% of the total loan portfolio excluding PPP loans. The majority of the loans in the real estate category are supported by low loan-to-value ratios. The majority of the loans in the food-service category are supported by owners with good liquidity and access to capital. The Company expects some of its borrowers will need a loan modification at the end of their second loan payment deferral, which will be handled on a case-by-case basis. Loan payment deferrals for our high-risk industries totaled approximately $66 million, or 1.5% of the total loan portfolio excluding PPP loans.

In the third quarter of 2020, we continued our stepped-up assessment and monitoring as well as our outreach to our customers. Criticized loans increased by $34 million from the previous quarter to $196.8 million, or 4.4% of the total loan portfolio excluding PPP loans. Special mention loans increased by $33 million to $148.8 million, or 3.3% of the total loan portfolio excluding PPP loans. Classified loans increased by $1.5 million to $48.0 million, or 1.1% of the total loan portfolio excluding PPP loans. The loan downgrades were the result of our continued assessment of borrower risk based on the borrower’s near-term strategy and outlook, management strength and actions they’ve taken, overall financial condition, and external funding and deferral support. Approximately 12% of special mention balances and 5% of classified balances also received PPP loans.

The Company believes that the residential, home equity and commercial real estate and construction loan portfolios are lower risk. The weighted average loan-to-values at origination in these portfolios are 62%, 63%, and 61%, respectively, and we believe they will be less impacted by the pandemic. These loans comprise of approximately $3.5 billion or 77% of our total loan portfolio, net of PPP loans. Overall, the Company's loan portfolio remains well diversified.

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

Hawaii tourism started the year strong with solid growth in visitor arrivals and spending in the first two months of 2020. However, the COVID-19 outbreak has impacted Hawaii’s tourism significantly since late February. Total visitor arrivals in the eight months ended August 31, 2020, decreased 65.1% from the same prior year period. The mandated 14-day self-quarantine for arriving visitors and residents began on March 26, 2020. During April through August, total visitors were down approximately 98.3% from the same year-ago period.

A few airlines have announced temporary suspension of flights to international destinations. Many hotels throughout the state continue to remain temporarily closed. Many shopping centers are still on reduced hours. However, some restaurants are now open for dine-in service, take-out, curbside pick-up and delivery.

The full or partial shutdown of tourism, restaurant, and retail industries has significantly impacted employment in the state. The Hawai‘i State Department of Labor & Industrial Relations ("DLIR") announced that the seasonally adjusted unemployment rate for September was 15.1% compared to a peak of 23.8% in April. The significant decrease in the unemployment rate may be due to PPP funds and other government stimulus programs. There is still potential for an increase in the unemployment rate in future months. Statewide, 520,200 were employed and 92,550 unemployed in September for a total seasonally adjusted labor force of 612,750. Nationally, the seasonally adjusted unemployment rate was 7.9% in September, down from 14.7% in April.

Oahu home sales started the year strong with healthy year-over-year increases in closed sales of single-family homes and condominiums during the first quarter of 2020; however as expected, home sales slowed during the second and third quarters of 2020 due to the challenges presented by COVID-19. According to the latest data available from the Honolulu Board of Realtors, Oahu unit sales volume decreased by 1.4% for single-family homes and 18.9% for condominiums for the nine months ended September 30, 2020, compared to the same time period last year. While home sale volumes slowed, sale prices remained very strong in Hawaii. For the nine months ended September 30, 2020, the median sales price for single-family homes on Oahu was $811,000, representing a 3.3% increase from $785,000 in the same prior year period. The median sales price for condominiums on Oahu for the nine months ended September 30, 2020 was $430,000, representing an increase of 1.2% from $425,000 in the same prior year period.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with premier products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system were completed. Despite several challenges resulting from the impact of COVID-19, the RISE2020 initiatives are continuing and the Company is making good progress. During the first quarter of 2020, the Company opened its concept branch, providing its customers a glimpse into the future of Central Pacific Bank. The Company's revitalization of its building headquarters is in full steam with major parts of the construction underway and on track for an opening date of January 2021. Digital strategies continue to push forward. After significant development, the Company's new online and mobile banking platforms for its retail customers launched in August 2020. Digital technology is even more critical to businesses during crises like the current pandemic and will remain a high priority strategy for the Company's future. The rollout of newly upgraded ATMs continues and is nearly 90% complete. The Company continues to see a decline in branch transaction activity offset by strong increases in customer on-line transaction activity and believes its digital initiatives have been well-timed to meet the changing needs of its customers and the community.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2020 and 2019. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and nine months ended September 30, 2020 and 2019 is set forth below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

(dollars in thousands)	Three Months Ended September 30,
	2020			2019			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$12,262	0.09%	3	$6,295	2.05%	33	$5,967	(1.96)%	(30)
Investment securities, excluding ACL:
Taxable (1)	1,029,987	2.04	5,250	1,093,352	2.63	7,192	(63,365)	(0.59)	(1,942)
Tax-exempt (1)	88,749	3.54	786	117,784	3.04	896	(29,035)	0.50	(110)
Total investment securities	1,118,736	2.16	6,036	1,211,136	2.67	8,088	(92,400)	(0.51)	(2,052)
Loans, including loans held for sale (2)	5,016,955	3.64	45,751	4,293,455	4.25	45,861	723,500	(0.61)	(110)
Federal Home Loan Bank stock	12,428	4.12	128	16,646	4.46	186	(4,218)	(0.34)	(58)
Total interest earning assets	6,160,381	3.36	51,918	5,527,532	3.90	54,168	632,849	(0.54)	(2,250)
Noninterest-earning assets	414,111			379,675			34,436
Total assets	$6,574,492			$5,907,207			$667,285

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,092,976	0.04%	115	$1,002,875	0.08%	207	$90,101	(0.04)%	(92)
Savings and money market deposits	1,910,971	0.09	417	1,582,795	0.39	1,549	328,176	(0.30)	(1,132)
Time deposits under $100,000	160,634	0.57	232	167,331	0.69	293	(6,697)	(0.12)	(61)
Time deposits $100,000 and over	769,030	0.54	1,052	874,192	1.88	4,139	(105,162)	(1.34)	(3,087)
Total interest-bearing deposits	3,933,611	0.18	1,816	3,627,193	0.68	6,188	306,418	(0.50)	(4,372)
Short-term borrowings	79,984	0.35	71	191,564	2.34	1,130	(111,580)	(1.99)	(1,059)
Long-term debt	105,131	2.82	746	101,547	3.96	1,013	3,584	(1.14)	(267)
Total interest-bearing liabilities	4,118,726	0.25	2,633	3,920,304	0.84	8,331	198,422	(0.59)	(5,698)
Noninterest-bearing deposits	1,794,536			1,360,221			434,315
Other liabilities	111,851			102,599			9,252
Total liabilities	6,025,113			5,383,124			641,989
Shareholders’ equity	549,378			524,083			25,295
Non-controlling interest	1			—			1
Total equity	549,379			524,083			25,296
Total liabilities and equity	$6,574,492			$5,907,207			$667,285

Net interest income			$49,285			$45,837			$3,448

Interest rate spread		3.11%			3.06%			0.05%

Net interest margin		3.19%			3.30%			(0.11)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

(dollars in thousands)	Nine Months Ended September 30,
	2020			2019			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$13,038	0.43%	42	$8,540	2.30%	147	$4,498	(1.87)%	(105)
Investment securities, excluding ACL:
Taxable investment securities (1)	1,033,362	2.37	18,351	1,147,217	2.67	23,014	(113,855)	(0.30)	(4,663)
Tax-exempt investment securities (1)	98,153	3.25	2,390	137,750	2.93	3,023	(39,597)	0.32	(633)
Total investment securities	1,131,515	2.44	20,741	1,284,967	2.70	26,037	(153,452)	(0.26)	(5,296)
Loans, including loans held for sale (2)	4,794,883	3.84	137,870	4,183,703	4.32	135,169	611,180	(0.48)	2,701
Federal Home Loan Bank stock	12,921	3.78	366	15,650	4.33	508	(2,729)	(0.55)	(142)
Total interest earning assets	5,952,357	3.57	159,019	5,492,860	3.94	161,861	459,497	(0.37)	(2,842)
Noninterest-earning assets	398,339			365,364			32,975
Total assets	$6,350,696			$5,858,224			$492,472

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,054,692	0.05%	405	$972,316	0.08%	598	$82,376	(0.03)%	(193)
Savings and money market deposits	1,806,829	0.16	2,102	1,544,759	0.33	3,847	262,070	(0.17)	(1,745)
Time deposits under $100,000	162,255	0.64	777	172,204	0.69	884	(9,949)	(0.05)	(107)
Time deposits $100,000 and over	807,346	0.98	5,899	921,003	1.96	13,507	(113,657)	(0.98)	(7,608)
Total interest-bearing deposits	3,831,122	0.32	9,183	3,610,282	0.70	18,836	220,840	(0.38)	(9,653)
Short-term borrowings	94,248	0.93	653	168,350	2.50	3,146	(74,102)	(1.57)	(2,493)
Long-term debt	114,504	2.88	2,472	101,547	4.09	3,104	12,957	(1.21)	(632)
Total interest-bearing liabilities	4,039,874	0.41	12,308	3,880,179	0.86	25,086	159,695	(0.45)	(12,778)
Noninterest-bearing deposits	1,657,825			1,370,972			286,853
Other liabilities	110,669			99,143			11,526
Total liabilities	5,808,368			5,350,294			458,074
Shareholders’ equity	542,326			507,930			34,396
Non-controlling interest	2			—			2
Total equity	542,328			507,930			34,398
Total liabilities and equity	$6,350,696			$5,858,224			$492,472

Net interest income			$146,711			$136,775			$9,936

Interest rate spread		3.16%			3.08%			0.08%

Net interest margin		3.29%			3.32%			(0.03)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $49.3 million for the third quarter of 2020, representing an increase of 7.5% from $45.8 million in the year-ago quarter. Net interest income (expressed on a taxable-equivalent basis) was $146.7 million for the nine months ended September 30, 2020, representing an increase of 7.3% from $136.8 million in the nine months ended September 30, 2019. The increase in the three and nine months ended September 30, 2020 was primarily due to loan growth, including loans originated under the SBA Paycheck Protection Program ("PPP"), combined with lower rates paid on interest-bearing liabilities. These increases were partially offset by decreases in yields earned on interest-earning assets. Net interest income for the three and nine months ended September 30, 2020 included $3.4 million and $5.9 million, respectively, in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off. No PPP loans were forgiven during the three and nine months ended September 30, 2020. The decreases in yields earned on interest-earning assets and rates paid on interest-bearing liabilities were primarily attributable to the five rate cuts by the Federal Reserve from August 2019 through March 2020. During the three and nine months ended September 30, 2020, the Company had an average PPP loan balance of $544.7 million and $309.1 million, respectively, which earned approximately 2.48% and 2.53%, respectively, in net interest income and net loan fees.

Interest Income

Taxable-equivalent interest income was $51.9 million for the third quarter of 2020, representing a decrease of 4.2% from $54.2 million in the year-ago quarter. The 61 bp decrease in the average yields earned on loans during the third quarter of 2020, compared to the year-ago quarter, decreased interest income by approximately $7.7 million. In addition, run-off of the investment securities portfolio of $92.4 million, combined with the 51 bp decline in yields earned on investment securities during the third quarter of 2020, compared to the year-ago quarter, decreased interest income by approximately $2.1 million. These decreases were partially offset by a $723.5 million increase in average loans during the third quarter of 2020, compared to the year-ago quarter, accounting for an increase of approximately $7.6 million in interest income during the third quarter of 2020. The significant increase in average loans was primarily attributable to the aforementioned PPP loans.

Taxable-equivalent interest income was $159.0 million for the nine months ended September 30, 2020, representing a decrease of 1.8% from $161.9 million in the nine months ended September 30, 2019. The 48 bp decrease in the average yields earned on loans during the nine months ended September 30, 2020, compared to the same prior year period, decreased interest income by approximately $17.2 million. In addition, run-off of the investment securities portfolio of $153.5 million, combined with the 26 bp decline in yields earned on investment securities during the nine months ended September 30, 2020, compared to the same prior year period, decreased interest income by approximately $5.3 million. These decreases were partially offset by a $611.2 million increase in average loans compared to the nine months ended September 30, 2019, accounting for an increase of approximately $19.9 million in interest income during the nine months ended September 30, 2020.

Interest Expense

Interest expense for the third quarter of 2020 was $2.6 million, representing a decrease of 68.4% from $8.3 million in the year-ago quarter. The decrease was primarily attributable to declines in rates paid on savings and money market deposits, time deposits $100,000 and over, short-term borrowings and long-term debt of 30 bp, 134 bp, 199 bp and 114 bp, respectively, which decreased interest expense by approximately $1.4 million, $2.6 million, $0.4 million and $0.3 million, respectively. In addition, average time deposits $100,000 and over and short-term borrowings declined by $105.2 million and $111.6 million resulting in a decrease in interest expense of approximately $0.5 million and $0.7 million, respectively. Time deposits $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate.

Interest expense for the nine months ended September 30, 2020 was $12.3 million, representing a decrease of 50.9% from $25.1 million in the nine months ended September 30, 2019. The decrease was primarily attributable to declines in rates paid on savings and money market deposits, time deposits $100,000 and over, short-term borrowings and long-term debt of 17 bp, 98 bp, 157 bp and 121 bp, respectively, which decreased interest expense by approximately $2.4 million, $5.9 million, $1.1 million and $1.0 million, respectively. In addition, average time deposits $100,000 and over and short-term borrowings declined by $113.7 million and $74.1 million, respectively, resulting in a decrease in interest expense of approximately $1.7 million and $1.4 million, respectively.

Net Interest Margin

Our net interest margin of 3.19% for the third quarter of 2020 decreased by 11 bp from 3.30% in the year-ago quarter.

The decline in net interest margin for the third quarter of 2020 compared to the year-ago quarter is primarily due to lower yielding PPP loans and lower yields earned on average loans and investment securities, partially offset by lower rates paid on interest-bearing liabilities, primarily attributable to the five rate cuts by the Federal Reserve from August 2019 through March 2020.

Our net interest margin of 3.29% for the nine months ended September 30, 2020 decreased by 3 bp from 3.32% in the nine months ended September 30, 2019.

The average rates paid on our interest-bearing liabilities, which declined by 45 bp in the nine months ended September 30, 2020, compared to the same prior year period, outpaced the decline in average yields earned on our interest-earning assets, which declined by 37 bp in the nine months ended September 30, 2020, compared to the same prior year period.

Provision for Credit Losses

Our provision for credit losses on loans under ASC 326 was $14.5 million and $34.4 million during the three and nine months ended September 30, 2020, respectively, compared to an expense of $1.5 million and $4.2 million in the three and nine months ended September 30, 2019, respectively, under previous GAAP. During the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral. A reserve of $0.2 million was recorded against accrued interest receivable with the offset recorded to provision for credit losses.

In addition, we recorded a provision for off-balance sheet credit exposures of $0.2 million and $2.6 million, included in other operating expense, during the three and nine months ended September 30, 2020, respectively, compared to a credit of $0.5 million and a provision of $0.2 million in the three and nine months ended September 30, 2019, respectively, under previous GAAP. The increases in the provisions for credit losses and off-balance sheet credit exposures from the same prior year periods were primarily due to adverse economic conditions brought on by the COVID-19 pandemic.

We did not record a provision for credit losses on investment securities under ASC 326 during the three and nine months ended September 30, 2020.

Our net charge-offs were $1.3 million during the third quarter of 2020, compared to net charge-offs of $1.6 million in the year-ago quarter. Our net charge-offs were $5.4 million during the nine months ended September 30, 2020, compared to net charge-offs of $4.0 million in the nine months ended September 30, 2019.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	$ Change	% Change
Other operating income:
Mortgage banking income	$4,345	$1,994	$2,351	117.9%
Service charges on deposit accounts	1,475	2,125	(650)	-30.6%
Other service charges and fees	3,345	3,894	(549)	-14.1%
Income from fiduciary activities	1,149	1,126	23	2.0%
Equity in earnings of unconsolidated subsidiaries	104	86	18	20.9%
Investment securities gains (losses)	(352)	36	(388)	-1,077.8
Income from bank-owned life insurance	1,179	645	534	82.8%
Net gain (loss) on sales of foreclosed assets	—	17	(17)	-100.0
Other:
Income recovered on nonaccrual loans previously charged-off	47	73	(26)	-35.6%
Other recoveries	22	42	(20)	-47.6%
Commissions on sale of checks	73	75	(2)	-2.7%
Other	176	153	23	15.0%
Total other operating income	$11,563	$10,266	$1,297	12.6%

* Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the third quarter of 2020, total other operating income of $11.6 million increased by $1.3 million, or 12.6%, from $10.3 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher mortgage banking income of $2.4 million and higher income from bank-owned life insurance of $0.5 million in the third quarter of 2020. Strong residential mortgage demand enabled the Company to grow its residential mortgage portfolio and realize higher gains on sales of residential mortgage loans of $3.4 million (included in mortgage banking income), which was partially offset by higher amortization of mortgage servicing rights of $0.7 million (included in mortgage banking income), attributable to the decline in market interest rates. The higher income from bank-owned life insurance was primarily attributable to gains in the equity markets during the third quarter of 2020. These increases were partially offset by lower other service charges and fees of

$0.5 million and lower service charges on deposit accounts of $0.7 million resulting from lower transactional activity in the third quarter of 2020 due to the pandemic. Beginning July 1, 2020, certain service charges that were temporarily suspended in the previous quarter due to the pandemic were reinstated. The Company also sold certain investment securities during the third quarter of 2020 at a loss of $0.4 million.

	Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	$ Change	% Change
Other operating income:
Mortgage banking income	$8,248	$5,275	$2,973	56.4%
Service charges on deposit accounts	4,674	6,247	(1,573)	-25.2%
Other service charges and fees	11,158	11,018	140	1.3%
Income from fiduciary activities	3,716	3,220	496	15.4%
Equity in earnings of unconsolidated subsidiaries	234	165	69	41.8%
Investment securities gains (losses)	(352)	36	(388)	-1,077.8
Income from bank-owned life insurance	2,584	2,511	73	2.9%
Net gain (loss) on sales of foreclosed assets	(6)	17	(23)	-135.3
Other:
Income recovered on nonaccrual loans previously charged-off	107	240	(133)	-55.4%
Other recoveries	88	94	(6)	-6.4%
Commissions on sale of checks	210	234	(24)	-10.3%
Gain on sale of MasterCard stock	—	2,555	(2,555)	-100.0%
Other	480	421	59	14.0%
Total other operating income	$31,141	$32,033	$(892)	-2.8%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the nine months ended September 30, 2020, total other operating income of $31.1 million decreased by $0.9 million, or 2.8%, from $32.0 million in the nine months ended September 30, 2019. The decrease from the same prior year period was primarily due to a $2.6 million gain on sale of MasterCard stock (included in other) recognized in the nine months ended September 30, 2019, combined with lower service charges on deposit accounts of $1.6 million and the aforementioned loss on sale of investment securities of $0.4 million. As previously noted, certain service charges were temporarily suspended in the second quarter of 2020 to support our customers through the pandemic and there has been lower transactional activity during the second and third quarters of 2020 due to the pandemic resulting in lower service charges on deposit accounts. These decreases were partially offset by higher mortgage banking income of $3.0 million and higher income from fiduciary activities of $0.5 million. Other service charges and fees in the nine months ended September 30, 2020 includes $1.2 million in net income related to an interest rate swap initially recognized in the first quarter of 2020.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,729	$20,631	$98	0.5%
Net occupancy	3,834	3,697	137	3.7%
Equipment	1,234	1,067	167	15.7%
Communication expense	856	1,008	(152)	-15.1%
Legal and professional services	2,262	1,933	329	17.0%
Computer software expense	3,114	2,713	401	14.8%
Advertising expense	1,020	711	309	43.5%
Foreclosed asset expense	6	15	(9)	-60.0%
Other:
Charitable contributions	12	230	(218)	-94.8%
FDIC insurance assessment	649	5	644	12,880.0%
Miscellaneous loan expenses	497	274	223	81.4%
ATM and debit card expenses	573	660	(87)	-13.2%
Armored car expenses	192	220	(28)	-12.7%
Entertainment and promotions	132	323	(191)	-59.1%
Stationery and supplies	226	240	(14)	-5.8%
Directors’ fees and expenses	213	242	(29)	-12.0%
Directors' deferred compensation plan expense	(237)	(155)	(82)	52.9%
Provision for off-balance sheet credit exposures	221	(465)	686	-147.5%
Branch consolidation costs	321	—	321	N.M.
Other	1,118	1,585	(467)	-29.5%
Total other operating expense	$36,972	$34,934	$2,038	5.8%

For the third quarter of 2020, total other operating expense was $37.0 million and increased by $2.0 million, or 5.8%, from $34.9 million in the year-ago quarter. The increase was primarily due to higher FDIC insurance assessment of $0.6 million attributable to Small Bank Assessment Credits received in the second half of 2019, higher computer software expense of $0.4 million, and higher legal and professional services and advertising expense of $0.3 million each. In addition, the Company recorded a provision for off-balance sheet credit exposures of $0.2 million in the third quarter of 2020, compared to a credit for off-balance sheet credit exposures of $0.5 million in the year-ago quarter. The Company also recognized costs related to the consolidation of three in-store branches during the third quarter of 2020 totaling $0.3 million (included in other). These in-store branches had a small square footage which did not allow for adequate social distancing.

	Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$61,698	$61,083	$615	1.0%
Net occupancy	11,151	10,680	471	4.4%
Equipment	3,374	3,211	163	5.1%
Communication expense	2,467	2,645	(178)	-6.7%
Legal and professional services	6,528	5,231	1,297	24.8%
Computer software expense	9,092	7,870	1,222	15.5%
Advertising expense	3,035	2,134	901	42.2%
Foreclosed asset expense	73	223	(150)	-67.3%
Other:
Charitable contributions	209	559	(350)	-62.6%
FDIC insurance assessment	1,124	868	256	29.5%
Miscellaneous loan expenses	1,196	885	311	35.1%
ATM and debit card expenses	1,791	1,930	(139)	-7.2%
Armored car expenses	715	629	86	13.7%
Entertainment and promotions	577	1,576	(999)	-63.4%
Stationery and supplies	694	744	(50)	-6.7%
Directors’ fees and expenses	650	722	(72)	-10.0%
Directors’ deferred compensation plan expense	(1,617)	413	(2,030)	-491.5%
Provision for residential mortgage loan repurchase losses	—	(403)	403	-100.0
Provision for off-balance sheet credit exposures	2,592	189	2,403	1,271.4%
Branch consolidation and relocation costs	321	—	321	N.M.
Other	3,969	4,200	(231)	-5.5%
Total other operating expense	$109,639	$105,389	$4,250	4.0%

For the nine months ended September 30, 2020, total other operating expense was $109.6 million and increased by $4.3 million, or 4.0%, from $105.4 million in the nine months ended September 30, 2019. The increase was primarily due to a higher provision for off-balance sheet credit exposures of $2.4 million under ASC 326, higher legal and professional services of $1.3 million, higher computer software expense of $1.2 million, higher advertising expense of $0.9 million and higher salaries and employee benefits of $0.6 million, partially offset by a $2.0 million variance in the directors' deferred compensation plan expense and lower entertainment and promotions of $1.0 million. The lower directors' deferred compensation plan expense was primarily due to volatility in the equity markets. The higher entertainment and promotions expense in the nine months ended September 30, 2019 was primarily due to expenses related to a core deposit gathering campaign.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Total other operating expense	$36,972	$34,934	$109,639	$105,389

Net interest income	$49,120	$45,649	$146,209	$136,140
Total other operating income	11,563	10,266	31,141	32,033
Total revenue before provision for credit losses	$60,683	$55,915	$177,350	$168,173

Efficiency ratio	60.93%	62.48%	61.82%	62.67%

Our efficiency ratio improved to 60.93% in the third quarter of 2020, compared to 62.48% in the year-ago quarter. The efficiency ratio in the third quarter of 2020 was positively impacted by the aforementioned higher net interest income, primarily attributable to the increase in average loan balances and lower rates paid on average interest-bearing liabilities, combined with higher other operating income, primarily attributable to the strong mortgage banking activity. Our efficiency ratio improved to 61.82% in the nine months ended September 30, 2020, compared to 62.67% in the nine months ended September 30, 2019.

Income Taxes

The Company recorded income tax expense of $2.2 million and $8.0 million for the three and nine months ended September 30, 2020, respectively, compared to $4.9 million and $14.4 million in the three and nine months ended September 30, 2019, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 24.29% and 24.14%, respectively, compared to 25.17% and 24.66% in the three and nine months ended September 30, 2019.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at September 30, 2020 and $3.4 million at December 31, 2019, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of September 30, 2020 and December 31, 2019 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $23.5 million at September 30, 2020, compared to a net DTA of $16.5 million as of December 31, 2019, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at September 30, 2020 of $6.65 billion increased by $635.5 million from $6.01 billion at December 31, 2019.

Investment Securities

Investment securities of $1.17 billion at September 30, 2020 increased by $39.4 million, or 3.5%, from December 31, 2019. The increase reflects $265.2 million in net purchases, combined with a $19.3 million increase in the market valuation on the available-for-sale portfolio, partially offset by $244.8 million in principal runoff.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$485,286	$—	$485,286	—%
Other	414,754	454,582	(39,828)	(8.8)
Real estate:
Construction	118,247	95,854	22,393	23.4
Residential mortgage	1,680,060	1,599,801	80,259	5.0
Home equity	534,056	490,734	43,322	8.8
Commercial mortgage	914,144	909,798	4,346	0.5
Consumer	342,203	373,451	(31,248)	(8.4)
Leases	—	—	—	—
Total loans	4,488,750	3,924,220	564,530	14.4
Allowance for credit losses ("ACL")	(71,575)	(42,592)	(28,983)	68.0
Loans, net of ACL	$4,417,175	$3,881,628	$535,547	13.8

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$43,295	$—	$43,295	—%
Other	113,316	115,722	(2,406)	(2.1)
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	227,121	213,617	13,504	6.3
Consumer	158,144	195,981	(37,837)	(19.3)
Leases	—	—	—	—
Total loans	541,876	525,320	16,556	3.2
ACL	(8,967)	(5,379)	(3,588)	66.7
Loans, net of ACL	$532,909	$519,941	$12,968	2.5

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$528,581	$—	$528,581	—%
Other	528,070	570,304	(42,234)	(7.4)
Real estate:
Construction	118,247	95,854	22,393	23.4
Residential mortgage	1,680,060	1,599,801	80,259	5.0
Home equity	534,056	490,734	43,322	8.8
Commercial mortgage	1,141,265	1,123,415	17,850	1.6
Consumer	500,347	569,432	(69,085)	(12.1)
Leases	—	—	—	—
Total loans	5,030,626	4,449,540	581,086	13.1
ACL	(80,542)	(47,971)	(32,571)	67.9
Loans, net of ACL	$4,950,084	$4,401,569	$548,515	12.5

Loans, net of deferred costs, of $5.03 billion at September 30, 2020 increased by $581.1 million, or 13.1%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $528.6 million, residential mortgage of $80.3 million, home equity of $43.3 million, construction of $22.4 million and commercial mortgage of $17.9 million. These increases were partially offset by net decreases in the consumer and other commercial portfolios of $69.1 million and $42.2 million, respectively. During the third quarter of 2020, the Company transferred $6.6 million in commercial and commercial real estate loans to a single borrower to loans-held-for-sale. In October 2020, the Company sold the loans at a loss of less than $0.1 million.

The Hawaii loan portfolio increased by $564.5 million, or 14.4%, from December 31, 2019. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $485.3 million, residential mortgage of $80.3 million, home equity of $43.3 million, construction of $22.4 million and commercial mortgage of $4.3 million, partially offset by net decreases in the consumer and other commercial portfolios of $31.2 million and $39.8 million, respectively. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $16.6 million, or 3.2% from December 31, 2019. The net increase was primarily attributable to net increases in the SBA Paycheck Protection Program and commercial mortgage loan portfolios of $43.3 million and $13.5 million, respectively, partially offset by a net decrease in the consumer loan portfolio of $37.8 million.

In the third quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $6.7 million, which reflected a net discount of $0.3 million from the $7.0 million outstanding balance.

In the second quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $10.9 million, which reflected a net discount of $0.5 million from the $11.4 million outstanding balance.

In the first quarter of 2020, we purchased U.S. Mainland unsecured consumer loans totaling $22.3 million, which reflected a net discount of $0.6 million from the $23.0 million outstanding balance. The purchases during the nine months ended September 30, 2020 were made under two forward flow purchase agreements.

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

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural	$1,536	$467	$1,069	228.9%
Real estate:
Residential mortgage	4,032	979	3,053	311.8
Home equity	533	92	441	479.3
Commercial mortgage	6,889	—	6,889	—
Consumer	69	17	52	305.9
Total nonaccrual loans	13,059	1,555	11,504	739.8

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	128	—	128	—
Home equity	—	164	(164)	(100.0)
Total OREO	128	164	(36)	(22.0)
Total nonperforming assets	13,187	1,719	11,468	667.1

Accruing Loans Delinquent for 90 Days or More [1]
Real estate:
Residential mortgage	588	724	(136)	(18.8)
Consumer	321	286	35	12.2
Total accruing loans delinquent for 90 days or more	909	1,010	(101)	(10.0)

Restructured Loans Still Accruing Interest [1]
Commercial, financial and agricultural	137	135	2	1.5
Real estate:
Residential mortgage	5,178	5,502	(324)	(5.9)
Commercial mortgage	1,825	1,839	(14)	(0.8)
Consumer	214	—	214	—
Total restructured loans still accruing interest	7,354	7,476	(122)	(1.6)

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$21,450	$10,205	$11,245	110.2

Ratio of nonaccrual loans to total loans	0.26%	0.03%		0.23%
Ratio of NPAs to total loans and OREO	0.26%	0.04%		0.22%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.28%	0.06%		0.22%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.43%	0.23%		0.20%
Ratio of classified assets and OREO to tier 1 capital and ACL	7.36%	6.75%		0.61%

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2019	$1,719
Additions	12,887
Reductions:
Payments	(820)
Return to accrual status	(123)
Sales of NPAs	(94)
Net charge-offs, valuation and other adjustments	(382)
Total reductions	(1,419)
Net increase	11,468
Balance at September 30, 2020	$13,187

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $13.2 million at September 30, 2020, compared to $1.7 million at December 31, 2019. There were no nonperforming loans classified as held for sale at September 30, 2020 and December 31, 2019. The increase in nonperforming assets from December 31, 2019 was primarily attributable to additions to nonaccrual loans totaling $12.9 million, of which $7.6 million were to two borrowers consisting of commercial and commercial real estate loans that the Company believes is well-secured. The additions were offset by $0.8 million in repayments of nonaccrual loans, $0.4 million in net charge-offs, valuation and other adjustments, $0.1 million in loans returned to accrual status, and the sale of a foreclosed asset of $0.1 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2020 consisted of two Hawaii residential mortgage loans with a combined principal balance of $0.3 million. There were $7.4 million of TDRs still accruing interest at September 30, 2020, none of which were more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $290.8 million, or 5.8% of total loans (or 6.5% of total loans, excluding PPP loans), as of September 30, 2020, compared to $567.9 million or, 11.3% of the total loan portfolio (or 12.7% excluding PPP loans) as of June 30, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL increased from 6.75% at December 31, 2019 to 7.36% at September 30, 2020.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Allowance for Credit Losses:
Balance at beginning of period	$67,339	$48,267	$47,971	$47,916
Adoption of ASU 2016-13	—	—	3,566	—
Adjusted balance at beginning of period	67,339	48,267	51,537	47,916

Provision for credit losses on loans [1]	14,465	1,532	34,434	4,219

Charge-offs:
Commercial, financial and agricultural	810	797	2,350	2,099
Real estate:
Residential mortgage	11	—	63	—
Home equity	—	5	—	5
Commercial mortgage	75	—	75	—
Consumer	1,492	1,832	6,335	5,542
Total charge-offs	2,388	2,634	8,823	7,646

Recoveries:
Commercial, financial and agricultural	321	362	968	910
Real estate:
Construction	—	6	131	604
Residential mortgage	13	104	214	498
Home equity	—	24	31	42
Commercial mortgage	12	—	15	25
Consumer	780	506	2,035	1,599
Total recoveries	1,126	1,002	3,394	3,678

Net charge-offs	1,262	1,632	5,429	3,968
Balance at end of period	$80,542	$48,167	$80,542	$48,167

ACL as a percentage of total loans	1.60%	1.10%	1.60%	1.10%
ACL as a percentage of total loans, excluding PPP loans	1.79%	1.10%	1.79%	1.10%
ACL as a percentage of nonaccrual loans	616.75%	5387.81%	616.75%	5387.81%
Annualized ratio of net charge-offs to average loans	0.10%	0.15%	0.15%	0.13%

[1] The Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. The provision for credit losses presented in this table excludes the provision for credit losses on accrued interest receivable of $0.2 million.

Our ACL at September 30, 2020 totaled $80.5 million compared to $48.0 million at December 31, 2019.

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

During the three months ended September 30, 2020, we recorded a provision for credit losses on loans of $14.5 million and net charge-offs of $1.3 million. During the nine months ended September 30, 2020, we recorded a provision for credit losses on loans of $34.4 million and net charge-offs of $5.4 million. The provisions reflect the incorporation of estimated life-of-loan losses under ASC 326 and the economic forecast under the current COVID-19 pandemic.

Our ACL as a percentage of total loans increased from 1.08% at December 31, 2019 to 1.60% at September 30, 2020. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.79% at September 30, 2020. The increase in our ACL as a percentage of total loans reflects the adoption of ASU 2016-13. Our ACL as a percentage of nonaccrual loans decreased from 3084.95% at December 31, 2019 to 616.75% at September 30, 2020.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $17.5 million at September 30, 2020 increased by $2.5 million, or 16.6%, from the FHLB stock balance at December 31, 2019.  FHLB stock has an activity-based stock requirement, thus as borrowings increase, so will our holdings of FHLB stock. There is a minimum requirement of $7.2 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Noninterest-bearing demand deposits	$1,762,476	$1,450,532	$311,944	21.5%
Interest-bearing demand deposits	1,114,123	1,043,010	71,113	6.8
Savings and money market deposits	1,881,104	1,600,028	281,076	17.6
Time deposits less than $100,000	157,051	165,755	(8,704)	(5.3)
Core deposits	4,914,754	4,259,325	655,429	15.4

Government time deposits	500,762	533,088	(32,326)	(6.1)
Other time deposits $100,000 to $250,000	95,918	107,550	(11,632)	(10.8)
Other time deposits greater than $250,000	167,495	220,060	(52,565)	(23.9)
Total time deposits $100,000 and greater	764,175	860,698	(96,523)	(11.2)
Total deposits	$5,678,929	$5,120,023	$558,906	10.9

Total deposits of $5.68 billion at September 30, 2020 increased by $558.9 million from total deposits of $5.12 billion at December 31, 2019. Net increases in noninterest-bearing demand deposits of $311.9 million, savings and money market deposits of $281.1 million and interest-bearing demand deposits of $71.1 million, were partially offset by net decreases in other time deposits greater than $250,000 of $52.6 million, government time deposits of $32.3 million, other time deposits $100,000 to $250,000 of $11.6 million and time deposits less than $100,000 of $8.7 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits less than $100,000, totaled $4.91 billion at September 30, 2020 and increased by $655.4 million, or 15.4%, from December 31, 2019. The deposit of PPP funds into both new and existing deposit accounts largely contributed to the increase in core deposits. In addition, off-balance sheet investment funds from several large clients were brought back into deposit accounts. The addition of PPP funds may be temporary as the PPP monies are spent by the businesses in accordance with the program. Going forward the Company is focused on expanding banking relationships with the new businesses we assisted with PPP. Core deposits as a percentage of total deposits was 86.5% at September 30, 2020, compared to 83.2% at December 31, 2019.

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

Common and Preferred Equity

Shareholders' equity totaled $543.9 million at September 30, 2020, compared to $528.5 million at December 31, 2019. The change in total shareholders' equity was attributable to net income of $25.1 million and other comprehensive income of $15.1 million, partially offset by the repurchase of 206,802 shares of common stock under our repurchase program, at a cost of $4.7 million and cash dividends declared of $19.5 million in the nine months ended September 30, 2020. In the nine months ended September 30, 2020, we repurchased approximately 0.7% of our common stock outstanding as of December 31, 2019.

Our total shareholders' equity to total assets ratio was 8.18% at September 30, 2020, compared to 8.79% at December 31, 2019. The decline in our total shareholders' equity to total assets ratio was primarily due to the significant increase in the total assets denominator attributable to $528.6 million in PPP loans, net of deferred fees and costs. Our book value per share was $19.30 and $18.68 at September 30, 2020 and December 31, 2019, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities.

CPF relies on the bank to pay dividends to fund its obligations. As of September 30, 2020, on a stand-alone basis, CPF had an available cash balance of approximately $10.0 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2020, the bank had Statutory Retained Earnings of $68.6 million. On October 27, 2020, the Company's Board of Directors declared a cash dividend of $0.23 per share on the Company's outstanding common stock, which remained unchanged from the $0.23 per share a year-ago.

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

In the nine months ended September 30, 2020, a total of 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the Company's stock repurchase plans. As of September 30, 2020, $26.6 million remained available for repurchase under the Company's Repurchase Plan. We cannot provide any assurance when or to what extent we will resume repurchases under our Repurchase Plan.

Trust Preferred Securities

In December 2018 and January 2019 we completed the redemption of an aggregate of $40 million in trust preferred securities issued by two trust preferred subsidiaries we previously had organized.

As of September 30, 2020, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

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

As of September 30, 2020, the Company has elected to exercise the option to delay for two years an estimate of the CECL methodology on regulatory capital.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2020 were above the levels required for a "well capitalized" regulatory designation.

On October 20, 2020, the Company completed its private placement with registration rights of $55.0 million in ten-year fixed-to-floating rate subordinated notes due 2030 (the “Notes”). The Notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after November 1, 2025, or at any time, in whole but not in part, upon certain other specified events prior to the Notes’ maturity on November 1, 2030.

The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds from the offering for general corporate purposes and capital flexibility.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2020:
Leverage capital	$573,636	8.8%	$261,718	4.0%		N/A
Tier 1 risk-based capital	573,636	12.8	269,814	6.0		N/A
Total risk-based capital	623,157	13.9	359,752	8.0		N/A
CET1 risk-based capital	523,636	11.6	202,360	4.5		N/A

At December 31, 2019:
Leverage capital	$568,529	9.5%	$238,630	4.0%		N/A
Tier 1 risk-based capital	568,529	12.6	271,788	6.0		N/A
Total risk-based capital	617,772	13.6	362,384	8.0		N/A
CET1 risk-based capital	518,529	11.5	203,841	4.5		N/A

Central Pacific Bank
At September 30, 2020:
Leverage capital	$559,750	8.6%	$261,540	4.0%	$326,925	5.0%
Tier 1 risk-based capital	559,750	12.5	269,555	6.0	359,407	8.0
Total risk-based capital	609,203	13.6	359,407	8.0	449,259	10.0
CET1 risk-based capital	559,750	12.5	202,166	4.5	292,018	6.5

At December 31, 2019:
Leverage capital	$556,077	9.3%	$238,342	4.0%	$297,928	5.0%
Tier 1 risk-based capital	556,077	12.3	271,350	6.0	361,800	8.0
Total risk-based capital	605,320	13.4	361,800	8.0	452,250	10.0
CET1 risk-based capital	556,077	12.3	203,512	4.5	293,962	6.5

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

The following reflects our net interest income sensitivity analysis as of September 30, 2020. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	3.79%
-100 bp	(2.92)%

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

The bank maintained a $1.79 billion line of credit with the FHLB as of September 30, 2020, compared to $1.84 billion at December 31, 2019. There were $206.0 million in short-term borrowings under this arrangement at September 30, 2020, compared to $150.0 million at December 31, 2019. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $267.0 million at September 30, 2020, compared to $78.9 million at December 31, 2019. Long-term borrowings under this arrangement totaled $50.0 million at September 30, 2020 and December 31, 2019. FHLB advances and standby letters of credit available at September 30, 2020 were secured by certain real estate loans with a carrying value of $2.71 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2020, $1.26 billion was undrawn under this arrangement, compared to $1.57 billion at December 31, 2019.

At September 30, 2020 and December 31, 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $59.2 million and $65.3 million, respectively. As of September 30, 2020 and December 31, 2019, certain commercial and commercial real estate loans with a carrying value totaling $125.0 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At September 30, 2020, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans pledged to the Federal Reserve Bank.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2020 would not result in a fluctuation of NII that would exceed the established policy limits.

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

We and our customers have been, and will continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic and the fulfillment of government guarantees under the government's Paycheck Protection Program.

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

In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic. As a result, the Company did not repurchase any shares of common stock under the Company's Repurchase Plan during the three months ended September 30, 2020. As of September 30, 2020, a total of $26.6 million remained available for repurchase under the Company's Repurchase Plan. We cannot provide any assurance as to when or if we will recommence our Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2020	—	$—	—	$26,600,028
August 1-31, 2020	—	—	—	26,600,028
September 1-30, 2020	—	—	—	26,600,028
Total	—	$—	—	26,600,028

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	October 28, 2020	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	October 28, 2020	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer