Form 10-K
period 2020-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2021-02-23
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $438,719,000. As of January 29, 2021, the number of shares of common stock of the registrant outstanding was 28,183,340 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results in light of the novel coronavirus disease ("COVID-19") pandemic and from our RISE2020 initiative; and (iv) statements of assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those in such statements or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•the adverse effects of the COVID-19 pandemic virus on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19;

•the impact of our participation in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans;

•increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;

•adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;

•our ability to successfully implement and achieve the objectives of our RISE2020 initiative;

•the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;

•deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular;

•changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness;

•the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulatory orders or actions we are or may become subject to;

•ability to successfully implement our initiatives to lower our efficiency ratio;

•the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve");

•inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index;

•negative trends in our market capitalization and adverse changes in the price of the Company’s common stock;

•political instability;

•acts of war or terrorism;

•pandemic virus and disease, including COVID-19;

•changes in consumer spending, borrowings and savings habits;

•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;

•cybersecurity and data privacy breaches and the consequences therefrom;

•the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures;

•technological changes and developments;

•changes in the competitive environment among financial holding companies and other financial service providers;

•the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes;

•our ability to attract and retain key personnel;

•changes in our organization, compensation and benefit plans; and

•our success at managing any of the risks involved in the foregoing items.

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. As of December 31, 2020, we had total assets of $6.59 billion, total loans of $4.96 billion, total deposits of $5.80 billion and shareholders' equity of $546.7 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 31 bank branches and 69 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 23 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. During the third quarter of 2020, the Company consolidated three in-store branches with other existing nearby branches. These in-store branches had a small square footage which did not allow for adequate social distancing and had been closed since March 2020 due to the COVID-19 pandemic. During the fourth quarter of 2020, a traditional branch was also consolidated with other existing nearby branches. Four of the Company's 31 branches remain temporarily closed to protect the health and well-being of the Company's employees and customers from COVID-19. Our bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The bank is not a member of the Federal Reserve System.

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

Through our bank, we concentrate our lending activities in five principal areas:

(1)Residential Mortgage Lending.  Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan size of approximately $0.5 million and marketable collateral. Changes in interest rates, the economic recession and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. A portion of our first residential mortgage loan originations are sold in the secondary market and a portion is put into our loan portfolio.

(2)Commercial, Financial and Agricultural Lending.  Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals in the state of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk and help to reduce credit losses.

(3)Commercial Mortgage Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Our underwriting policies and practices generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserves and permits consideration of liquidation of the collateral as a secondary source of repayment.

(4)Construction Lending.  Construction land development and other land loans encompasses the financing of residential and commercial construction projects.

(5)Consumer Lending.  Loans in this category are generally either unsecured or secured by personal assets, such as automobiles, and the average loan size is generally small.

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and electronic banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state at December 31, 2020.

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

In order to compete with the other financial services providers in the state of Hawaii, we principally rely upon personal relationships between customers and our officers, directors and employees, and specialized services tailored to meet the needs of our customers and the communities we serve. We believe we remain competitive by offering flexibility and superior service levels to our customers, coupled with competitive interest rate pricing, strong digital technology and local promotional activities.

For further discussion of factors affecting our operations see, "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 71% of our loan portfolio at December 31, 2020 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2020, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V. CPB Capital Trust II and CPB Statutory Trust III were terminated in January 2019.

In January 2020, the bank acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank also concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements.

Central Pacific Bank also owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC, which are accounted for under the cost method and are included in unconsolidated subsidiaries.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of the new capital rules under Basel III ("Basel III Capital Rule") and the so-called Volcker Rule which restricts certain proprietary trading and investment activities, on February 3, 2017, President Trump issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017,

October 26, 2017 and July 31, 2018, respectively, the U.S. Department of the Treasury issued four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets, the U.S. asset management and insurance industries, and non-bank financial institutions, fintech and financial innovation around the following principles.

•Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;

•Aligning the financial system to help support the U.S. economy;

•Reducing regulatory burden by decreasing unnecessary complexity;

•Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and

•Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

•Creating a regulatory landscape that better supports nonbank financial institutions, embraces financial technology and fosters innovation.

The scope and breadth of regulatory changes that will occur as a result of the election of President Biden have yet to be determined, though we believe there will an increased focus on regulatory compliance, supervision and examination during President Biden’s term.

In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks. Highlights from this legislation included, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (iv) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status (discussed in further detail below).

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The Basel III Capital Rule, which initially became effective on January 1, 2015, has now been fully phased in. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

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

Under the Basel III Capital Rule, the Company's and the bank's assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions' risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the bank:

•Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

•Common Equity Tier 1 ("CET1") Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders' equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. The last phase of the Basel III Capital Rule's transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital was delayed for certain bank holding companies and banks, including us and the bank, but a revised rule was finalized in July 2019 that was effective in April 2020. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are a not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our bank’s available-for-sale securities portfolio.

•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for credit losses. Tier 2 capital also includes, among other things, certain trust preferred securities.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the bank, the Company's capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

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

As of December 31, 2020, the Company and the bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the bank’s capital ratios as of December 31, 2020, see Note 26 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

If the Company were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements, would increase.

In September 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio ("CBLR") framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the 15 requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use in their March 31, 2020, Call Report. We have determined that we will opt out of the CBLR framework as it was currently deemed not in the Company and the bank's best interest. The FDIC also finalized a rule that permits non-advanced approaches banking organizations to use the simpler regulatory capital requirements for mortgage-servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and minority interest when measuring their tier 1 capital as of January 1, 2020. Banking organizations may use this new measure of tier 1 capital under the CBLR framework. We have determined not to adopt this rule.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, as amended, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank's capital ratios, the agencies' regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or under-capitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

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

The Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the bank. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19.

On December 21, 2020, Congress passed a $900 billion aid package, or the Consolidated Appropriations Act, 2021, which extends certain relief provisions under the March 2020 CARES Act and provides additional funds for the Paycheck Protection Program ("PPP") and extends the time of the PPP to March 31, 2021. This legislation also permits second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The bank issued approximately $558.8 million in aggregate loans under the PPP in the year ended December 31, 2020, of which approximately $118.9 million had been forgiven or repaid by December 31, 2020.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. Set to expire on December 31, 2020, the Consolidated Appropriations Act, 2021 extended this relief to the earlier of 60 days after the end of the COVID-19 emergency declaration or January 1, 2022. The Company is applying the guidance to qualifying loan modifications. See Note 4 - Loans to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the Company.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, effective until the earlier of the termination of the COVID-19 emergency declaration and December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Federal Reserve Programs and Other Recent Initiatives Related to COVID-19

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The bank is a registered lender but has not originated any of these loans. The bank continues to monitor developments related thereto.

Temporary Regulatory Capital Relief related to Impact of Current Expected Credit Losses ("CECL"). Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company elected this option.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well-capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2020, the bank did not have any deposit liabilities categorized as brokered deposits.

The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. The FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019. In addition, in December 2019 and in connection with the Regulatory Relief Act, the FDIC published proposed revisions to its regulations relating to the brokered deposits restrictions. Specifically, the FDIC proposed to (i) revise the definition of the "facilitation" prong of the "deposit broker" definition; (ii) provide that a wholly-owned operating subsidiary be eligible for the insured depository institution exception to the deposit broker definition under certain circumstances; and (iii) amend the "primary purpose" exception. On December 15, 2020, the FDIC released a final rule, effective April 1, 2021, which may encourage the update of certain bank services. The changes introduced by the final rule include, among other things, (i) adding definitions of “engaged in the business of placing deposits” and “engaged in the business of facilitating the placement of deposits,” (ii) establishing certain designated business exceptions that would automatically meet the “primary purpose” exception from the deposit broker definition (Designated Business Exceptions), and (iii) formalizing an application process for the “primary purpose” exception for parties that do not qualify for the Designated Business Exceptions. The Company does not believe the final rule will have a material effect on its financial statements.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•require regular periodic reports and such additional reports of information as the Federal Reserve may require;

•require bank holding companies to meet or exceed minimum capital requirements (see the "Capital Adequacy Requirements" section above and the "Capital Resources" section in the MD&A);

•require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action" (see the "Prompt Corrective Action Provisions" section above);

•limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•require the prior approval for changes in senior executive officers or directors and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination when a bank holding company is deemed to be in troubled condition;

•regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with other banks or bank holding companies and consider certain competitive, management, financial, and anti-money laundering compliance impact on the U.S.; and

•require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

Change in Bank Control

Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to CIBCA and Regulation Y, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires "control" of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other "rebuttable" presumptions of control. In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts and circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but does not extend to CIBCA or applicable provisions of Hawaii law.

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

The bank is a legal entity that is separate and distinct from its holding company. CPF is dependent on the performance of the bank for funds which may be received as dividends from the bank for use in the operation of CPF and the ability of CPF to pay dividends to shareholders. Subject to regulatory and statutory restrictions, including restrictions under applicable Hawaii law and federal regulation, future cash dividends by the bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

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

FDIC and DFI Enforcement Authority

The federal and Hawaii regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC as insurer of the bank's deposits, have residual authority to:

•require affirmative action to correct any conditions resulting from any violation or practice;

•direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•restrict the bank's growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the bank or appoint the FDIC as receiver, which for a Hawaii state-chartered bank would result in a revocation of its charter.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. Credits will be applied until exhausted when the reserve ratio is at least 1.35%. The reserve ratio exceeded the minimum 1.35% on June 30, 2019, September 30, 2019, December 31, 2020 and March 31, 2020. Therefore, credits were applied on each invoice until exhausted on the June 30, 2020 invoice.

If there are additional bank or financial institution failures or if the FDIC otherwise determines or if our asset size or risk of default increases, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations initially in April 2011 and in April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and the bank, the proposal imposes principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions are prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal also imposes certain governance and record-keeping requirements on institutions of the Company’s and the bank’s size. The regulatory organizations reserve the authority to impose more stringent requirements on institutions of the Company’s and the bank’s size.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations, including California which adopted the California Consumer Privacy Act in 2018 and New York which adopted the Shield Act in 2019. Other states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located in or in which we conduct business.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

The bank received an "Outstanding" rating in the FDIC's 2019 Community Reinvestment Act performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

In December 2019, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. While the OCC issued its final rule, the FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2020, the bank’s construction, land development, and other land and total CRE loans represented 22.9% and 234.4% of its capital, respectively.

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

Employees and Human Capital

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying rewards. At December 31, 2020, we employed 822 persons, 764 on a full-time basis and 58 on a part-time basis. We are not a party to any collective bargaining agreement.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences, and other training events employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses, degree programs and fees paid for certifications.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regards to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to a work schedule allowing employees to effectively work from home and ensure a socially-distanced working environment for employees performing customer-facing activities at branches, and employees working at our operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness or if they have come into contact with the possible illness. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being an exceptional service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees have the opportunity to become stockholders of the Company through a restricted stock grant issued to nearly all employees in 2020 and/or other restricted stock grants issued under our stock compensation plan, which aligns employees and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2020, the average employee has 10 years of service and 36% of our current staff had been with us for ten years or more.

Available Information

Our internet website can be found at www.cpb.bank. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be found on our internet website as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request to our Investor Relations Department.

Also posted on our website and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Corporate Governance Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics. Within the time period required by the SEC and NYSE, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Economic Risks

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

Loan payment deferrals are still continuing to accrue interest and fees during the deferral period. Should we later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted.

We and our customers have been, and will continue to be adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 pandemic continues to negatively impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic and the fulfillment of government guarantees under the Small Business Administration ("SBA") Paycheck Protection Program ("PPP").

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

In addition, declines in the market for commercial property could cause some of our borrowers to suffer losses on their projects, which would negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale could cause residential developers who are our borrowers to suffer losses on their projects and encounter difficulty in repaying their loans. We cannot assure you that we will have an adequate allowance for credit losses to cover future losses. If we suffer greater losses than we are projecting, our financial condition and results of operations would be adversely affected.

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

During 2020, our level of deposits increased largely driven by the response to the pandemic including market instability and deposits of PPP funds and government assistance. We cannot assure you that the bank will retain these deposits. Also, during 2020, we took advantage of favorable market conditions to raise $55 million in subordinated notes, which will increase our interest payment obligations in the future.

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

In response to the threat on the economy posed by the COVID-19 pandemic, in March 2020 the FRB made two emergency rate cuts totaling 150 basis points to the Federal Funds range down to 0-0.25%. Should the FRB raise interest rates significantly and rapidly, there is potential for decreased demand for our loan products, an increase in our cost of funds, and the curtailment of economic recovery.

Changes in FRB policies and our regulatory environment are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Negative developments in the global and U.S. economies could have an adverse effect on us.

Our business and operations are sensitive to business and economic conditions globally and domestically. Adverse economic and business conditions in the U.S. generally, and in our market areas, in particular, could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Credit Risks

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 71% of our loan portfolio as of December 31, 2020 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our results of operations. Additional credit losses may occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover expected losses, we cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require us to increase the allowance for credit losses which could have a material adverse effect on our net income and financial condition.

Management makes various assumptions and judgments about the collectibility of our loan portfolio, which are regularly reevaluated and are based in part on:

•current economic conditions and their estimated effects on specific borrowers;

•an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance for credit losses;

•results of examinations of our loan portfolios by regulatory agencies; and

•management's internal review of the loan portfolio.

In determining the size of the allowance for credit loss, we rely on an analysis of our loan portfolio, our experience and a third-party economic forecast. If our assumptions prove to be incorrect, our current allowance for credit losses may not be sufficient to cover the losses.

In addition, third parties, including our federal and state regulators, periodically evaluate the adequacy of our allowance for credit losses and may communicate with us concerning the methodology or judgments that we have raised in determining the allowance for credit losses. As a result of this input, we may be required to assign different grades to specific credits, increase our provision for credit losses, and/or recognize further loan charge offs which could have a material adverse effect on our net income and financial condition. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, federal and state banking regulators may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold in the secondary market.

In connection with the sale of mortgage loans into the secondary market, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect to such loans. A substantial decline in residential real estate values in the markets in which we originated such loans could increase the risk of such consequences. While we currently believe our repurchase risk is low, it is possible that requests to repurchase loans could occur in the future and such requests may have a material adverse effect on our financial condition and results of operations.

Interest Rate and Liquidity Risks

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to remain relatively constant during periods of rising interest rates, and to decline slightly during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

•inflation;

•recession;

•market conditions;

•changes in unemployment;

•the money supply;

•international disorder and instability in domestic and foreign financial markets; and

•governmental actions.

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 12.1% of our interest income in the year ended December 31, 2020, as compared to 15.0% of our interest income in the year ended December 31, 2019. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2020, the bank had Statutory Retained Earnings of $82.5 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures and subordinated notes. We cannot provide any assurance that we will continue to pay dividends.

Operational Risks

Our RISE2020 initiative may not be successful.

During the second half of 2019 and throughout 2020, we invested an aggregate of approximately $40 million to upgrade our branch spaces, digital banking platforms and ATM network through a new initiative we called RISE2020. RISE2020 is intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. However, we cannot provide any assurance that RISE2020 will achieve any of our objectives or will achieve our objectives to the extent we have forecasted. In particular, the costs of RISE2020 may exceed our expectations; there may be timing delays as we execute our plans; we may not be able to attract new business from existing customers; new customers may not be attracted to our platform despite the amount of expense we incur; and implementation of RISE2020 initiatives may disrupt our operations. Additionally, given the number of key projects involved in our RISE2020 initiative, there is execution risk which may include vendors failing to perform or deliver as expected, issues with system conversions or integrations, lack of internal resource capacity, among other things. If our RISE2020 initiative is not successful, our overall noninterest expense will have increased without a corresponding increase in revenue and growth which could have a material adverse effect on our business, financial condition or results of operations.

The ongoing design and maintenance of data and related internal controls over financial reporting related to CECL will require a significant amount of time and resources which may have a material impact on our results of operations.

CECL has increased the amount of data and assumptions we need to collect and review to determine the appropriate level of the allowance for credit losses. A significant amount of time and resources has been spent and will continue to be spent in order to implement CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners (including by our own employees and consultants), which may result in financial losses or increased costs to us or, our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•the ability to expand our market position;

•the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•the rate at which we introduce new products and services relative to our competitors;

•customer satisfaction with our level of service; and

•industry and general economic trends.

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

Risks Related to Legal, Compliance and Regulatory Matters

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted which increase expenses associated with running our business and adversely affect our earnings.

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and the banking industry generally. We are subject to the rules and regulations of the FRB, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our bank regulators, ultimately require our bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•the capital that must be maintained;

•the kinds of activities that can be engaged in;

•the kinds and amounts of investments that can be made;

•the locations of offices;

•insurance of deposits and the premiums that we must pay for this insurance;

•procedures and policies we must adopt;

•conditions and restrictions on our executive compensation; and

•how much cash we must set aside as reserves for deposits.

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

Risks Related to an Investment in the Company's Securities

The market price of our common stock could decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•failure to comply with all of the requirements of any governmental orders or agreements we may become subject to and the possibility of resulting action by the regulators;

•deterioration of asset quality;

•the incurrence of losses;

•actual or anticipated quarterly fluctuations in our operating results and financial condition;

•changes in revenue or earnings/losses estimates or publication of research reports and recommendations by financial analysts;

•failure to meet analysts' revenue or earnings/losses estimates;

•speculation in the press or investment community;

•strategic actions by us or our competitors, such as mergers, acquisitions, restructurings, or public offerings;

•additions or departures of key personnel;

•actions by institutional shareholders;

•fluctuations in the stock price and operating results of our competitors;

•future sales of other equity or debt securities, including our common stock;

•general market conditions and, in particular, developments related to market conditions for the financial services industry;

•proposed or adopted regulatory changes or developments;

•breaches in our security systems and loss of customer data;

•anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•domestic and international economic factors unrelated to our performance.

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

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2020, we had (i) $50.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.1 million and (ii) $55.0 million in principal amount of subordinated notes outstanding and accrued and unpaid interest thereon of $0.5 million. We also had short-term FHLB borrowings of $22.0 million as of December 31, 2020. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Risks Related to Technology

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

General Risk Factors

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our President, our Chief Banking Officer, our Chief Marketing Officer, our Chief Financial Officer, our other executive officers and certain other employees.

Natural disasters and other external events (including pandemic viruses or disease) could have a material adverse affect on our financial condition and results of operations.

Our branch offices as well as a substantial majority of our loan portfolio is in the state of Hawaii. As a result, natural disasters and other severe weather occurrences such as tsunamis, volcanic eruptions (such as the recent eruption of Mount Kilauea), hurricanes and earthquakes and other adverse external events, including the effects of any pandemic viruses or diseases (such as the current COVID-19 pandemic), could have a significant effect on our ability to conduct our business and adversely affect the tourism and visitor industry in the state of Hawaii. Such events could affect the ability of our borrowers to repay their outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in loss of revenue, adversely impact our deposit base and/or cause us to incur additional expenses. Accordingly, the occurrence of any such natural disasters, severe weather events, or other occurrences over which we have no control could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office, Kaneohe branch office and certain operations offices are located. We also hold title to a portion of the land on which our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2020, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position. See Note 23 - Contingent Liabilities and Other Commitments to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2015 and ending December 31, 2020. The graph assumes the investment of $100 on December 31, 2015.

Indexed Total Annual Return
(as of December 31, 2020)

Total Return Performance
Index Value
200
150
100
50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Central Pacific Financial Corp.
Russell 2000
S&P 600 Commercial Bank Index

	December 31,
Index	2015	2016	2017	2018	2019	2020
Central Pacific Financial Corp.	$100.00	$146.24	$142.03	$119.32	$149.59	$100.99
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
S&P 600 Commercial Bank Index	100.00	144.80	141.62	127.66	153.92	135.38

As of February 5, 2021, there were 2,759 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in trust preferred securities and subordinated notes.

Under the terms of our trust preferred securities and subordinated notes, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities and subordinated notes were not current. Our obligations on our outstanding trust preferred securities and subordinated notes are current as of December 31, 2020.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2020, the bank had Statutory Retained Earnings of $82.5 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

In January 2020, the Company's Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time on the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2020 Repurchase Plan"). The 2020 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $19.8 million in remaining repurchase authority.

In March 2020, the Company decided to suspend its share repurchase program due to the economic uncertainty in the wake of the COVID-19 pandemic. As result, during the quarter ended December 31, 2020, the Company did not repurchase any shares under the 2020 Repurchase Plan. A total of $26.6 million remained available for repurchase under the 2020 Repurchase Plan at December 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	—	$—	—	—	$—	$26,600,028
November 1-30	—	—	—	—	—	26,600,028
December 1-31	—	—	—	—	—	26,600,028
Total	—	—	—	—	$—	26,600,028

During the entire year of 2020, 206,802 shares of common stock, at a cost of $4.7 million or an average cost per share of $22.96, were repurchased under the Company's share repurchase programs.

In January 2021, our Board of Directors approved a new share repurchase program authorization of up to $25 million of our common stock (the "2021 Repurchase Plan"). This authorization supersedes the remaining repurchase authority under our 2020 Repurchase Plan. The 2021 Repurchase Plan is subject to a one year expiration. There can be no guarantee that we will repurchase any shares under the 2021 Repurchase Plan.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information for each of the years in the five-year period ended December 31, 2020. This information is not necessarily indicative of results of future operations and should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes contained in "Part II, Item 8. Financial Statements and Supplementary Data." Significant items affecting the comparability of the information presented in this table follows this presentation.

	Year Ended December 31,
Selected Financial Data	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$212,418	$216,383	$198,294	$182,562	$167,139
Total interest expense	14,735	32,309	25,296	14,859	9,189
Net interest income (1)	197,683	184,074	172,998	167,703	157,950
Provision (credit) for credit losses	39,117	6,317	(1,124)	(2,674)	(5,517)
Net interest income after provision for credit losses	158,566	177,757	174,122	170,377	163,467
Other operating income (1)	45,198	41,801	38,804	36,496	42,316
Other operating expense (1)	154,731	141,631	134,682	131,073	132,518
Income before income taxes	49,033	77,927	78,244	75,800	73,265
Income tax expense (1)	11,760	19,605	18,758	34,596	26,273
Net income	37,273	58,322	59,486	41,204	46,992

Balance Sheet Data (as of Year-End):
Interest-bearing deposits in other financial institutions	$6,521	$24,554	$21,617	$6,975	$9,069
Investment securities (2)	1,183,960	1,128,110	1,354,812	1,496,644	1,461,515
Loans	4,964,113	4,449,540	4,078,366	3,770,615	3,524,890
Allowance for credit losses	83,269	47,971	47,916	50,001	56,631
Mortgage servicing rights	11,865	14,718	15,596	15,843	15,779
Total assets	6,594,583	6,012,672	5,807,026	5,623,708	5,384,236
Core deposits (3)	5,046,263	4,259,325	4,015,942	3,991,234	3,713,567
Total deposits	5,796,118	5,120,023	4,946,490	4,956,354	4,608,201
Long-term debt	105,385	101,547	122,166	92,785	92,785
Total shareholders’ equity	546,685	528,520	491,725	500,011	504,650

Per Share Data:
Basic earnings per common share	$1.33	$2.05	$2.02	$1.36	$1.52
Diluted earnings per common share	1.32	2.03	2.01	1.34	1.50
Cash dividends declared per common share	0.92	0.90	0.82	0.70	0.60
Book value per common share	19.40	18.68	16.97	16.65	16.39
Diluted weighted average shares outstanding (in thousands)	28,181	28,677	29,610	30,638	31,225

Financial Ratios:
Return on average assets	0.58%	0.99%	1.05%	0.75%	0.90%
Return on average shareholders’ equity	6.85	11.36	12.22	8.03	9.16
Net income to average tangible shareholders’ equity	6.85	11.36	12.24	8.08	9.27
Average shareholders’ equity to average assets	8.47	8.72	8.56	9.32	9.78
Dividend payout ratio	69.70	44.33	40.80	52.24	40.00
Efficiency ratio (1)	63.71	62.70	63.59	64.19	66.17
Net interest margin (4)	3.30	3.35	3.22	3.28	3.27

Regulatory Capital Ratios:
Leverage capital	8.8%	9.5%	9.9%	10.4%	10.6%
Tier 1 risk-based capital	12.9	12.6	13.5	14.7	14.2
Total risk-based capital	15.2	13.6	14.7	15.9	15.5
CET1 risk-based capital	11.8	11.5	11.9	12.4	12.3

	Year Ended December 31,
Selected Financial Data	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Asset Quality:
Net loan charge-offs (recoveries) to average loans	0.15%	0.15%	0.02%	0.11%	0.03%
Nonaccrual loans to total loans	0.12	0.03	0.06	0.07	0.24
Allowance for credit losses to total loans	1.68	1.08	1.17	1.33	1.61
Allowance for credit losses to nonaccrual loans	1,344.78	3,084.95	2,062.68	1,801.84	674.50

(1)The efficiency ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.  Our efficiency ratio is derived by dividing other operating expense by net operating revenue (net interest income plus other operating income). Prior period other operating expense, income tax expense and efficiency ratio have been revised to conform to current period, which reflects reclassifications related to the change in accounting policy for our investments in low-income housing tax credit partnerships referred to in Note 1 - Summary of Significant Accounting Policies. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Table 5 - Reconciliation of Efficiency Ratio.
(2)Held-to-maturity securities at amortized cost, available-for-sale securities at fair value.
(3)Noninterest-bearing demand, interest-bearing demand and savings deposits, and time deposits under $100,000.
(4)Computed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and 35% for the years ended December 31, 2017 and 2016.

Five Year Performance Comparison

Significant items affecting the comparability of the five years' performance include:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016

Provision (credit) for credit losses	$39,117	$6,317	$(1,124)	$(2,674)	$(5,517)

Other operating income:
Mortgage banking income	13,682	6,685	8,062	7,498	8,563
Gain on sale of premises and equipment	—	—	—	—	3,537
Investment securities gains (losses)	(201)	36	(279)	(1,410)	—
Gain on sale of MasterCard stock (included in other)	—	2,555	—	—	—

Other operating expense:
Share-based compensation (included in salaries and employee benefits)	3,822	4,289	3,787	3,266	3,094
Pension obligation settlement (included in salaries and employee benefits)	—	—	—	—	3,848
FDIC insurance premium (included in other)	1,857	868	1,732	1,724	2,052
Reserve (credit) for unfunded loan commitments (included in other)	2,994	29	(425)	94	141
Branch consolidation and relocation costs (included in other)	1,631	—	—	—	737

Income tax expense	11,760	19,605	18,758	34,596	26,273

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•Loans: Our loans consist of commercial, financial and agricultural, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgage, home equity and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

•Deposits: We offer a full range of deposit products and services including checking, savings and time deposits, cash management, and electronic banking services. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

Executive Overview

In 2020, we believe we delivered strong financial performance for the Company despite the pandemic environment.

•We recorded net income of $37.3 million, or $1.32 per diluted common share in 2020, compared to $58.3 million, or $2.03 per diluted common share in 2019.

•We recorded pre-tax pre-provision income of $88.2 million in 2020, compared to $84.2 million in 2019.

•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 0.58% and 6.85%, respectively, in 2020, compared to ROA and ROE ratios of 0.99% and 11.36%, respectively, in 2019.

•Asset quality remains strong as our nonperforming assets totaled $6.2 million, or 0.09% of total assets at December 31, 2020, compared to $1.7 million, or 0.03% of total assets at December 31, 2019.

•We realized strong loan growth of $514.6 million, or 11.6% (or growth of $98.2 million or 2.2% excluding Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans), as well as strong core deposit growth of $786.9 million, or 18.5% in 2020.

•We completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes which strengthened our capital position.

•Our capital position and consistent profitability allowed us to increase our regular cash dividends paid from $0.90 per share in 2019 to $0.92 per share in 2020.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with premier products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system was completed. During the first quarter of 2020, the Company opened its concept branch, providing its customers a glimpse into the future of Central Pacific Bank. After significant development, the Company's new online and mobile banking platforms for its retail customers launched in August 2020. The rollout of newly upgrade ATMs was completed in the fourth quarter of 2020. Despite several challenges resulting from the impact of the COVID-19 pandemic, the Company completed its RISE2020 initiative culminating with the grand opening of the fully renovated Central Pacific Plaza headquarters building and flagship main branch, and the launch of a new brand design in early January 2021.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part II, Item 8. Financial Statements and Supplementary Data."

COVID-19 Pandemic

The ongoing novel coronavirus disease ("COVID-19") pandemic has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability. In the December 2020 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expects rates to remain near zero through 2023.

In late March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law as an over $2 trillion economic stimulus package. The CARES Act is intended to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.

In December 2020, Congress passed another $900 billion aid package, or the Consolidated Appropriations Act, 2021, which extends certain relief provisions under the CARES Act.

Hawaii's economy continues to be significantly impacted by COVID-19. On March 4, 2020, Hawaii Governor David Ige issued a Proclamation declaring a state of emergency to support ongoing State and county responses to COVID-19. Since then, Governor Ige issued seventeen supplemental emergency proclamations which includes travel restrictions and other measures.

As a result of these restrictions, the spread of COVID-19 has been relatively contained. The infection rate in the State of Hawaii is one of the lowest per capita in the country at 1,816 cases per 100,000 population. As of February 8, 2021 the Centers for Disease Control and Prevention reported there were 26,500 cases (7-day moving average of 75.9 new infections) and 418 COVID-19-related deaths in Hawaii.

During the first quarter of 2020, in response to Governor Ige's statewide restrictions on the movements of Hawaii residents and visitors to combat the potential spread of COVID-19 in Hawaii, the Company announced it would temporarily close certain branch locations. The decision to temporarily close the branches was made to protect the health and well-being of the Company's employees and customers. Some branches, such as the in-store branches with limited floor space, made it challenging to operate with social distancing in mind. The staff from the temporarily closed branches were redeployed to work at the remaining branches or assist other areas of the bank. The Company quickly responded to the changing environment by executing its business continuity plan and the majority of our support staff, even at the executive level, were working remotely on a full-time or rotating basis. The Company continues to prudently manage through the pandemic and has put in place preventative measures including face masks, plexiglass shields, social distancing and enhanced cleaning. The Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. The Company believes the actions it has taken to-date, allows it to meet the needs of its customers and community while ensuring the safety of all employees and customers.

During the remainder of 2020, the Company re-opened several of its branches that were temporarily closed. In July 2020, the Board of Directors of the Company approved a plan to consolidate four branches on the island of Oahu in 2020. Three of the branches are in-store branches on Oahu, which were temporarily closed since March 2020 due to the COVID-19 pandemic, and were permanently closed during the third quarter of 2020. These in-store branches had a small square footage which did not allow for adequate social distancing. The fourth branch was a full-service branch on Oahu that was closed during the fourth quarter of 2020. Our digital rollout is well-aligned with our branch consolidation initiative, and we expect that much of the transactional activity that was processed by these branches can be migrated to our digital channels. We also have other neighboring branches in close proximity that are available for customer full-service needs. The Company incurred $0.3 million in pre-tax expenses related to the consolidation of the three in-store branches during the third quarter of 2020 and an additional $1.3 million in pre-tax expenses related to the consolidation of the fourth branch during the fourth quarter of 2020. The Company anticipates annual expense savings of approximately $1.8 million related to the consolidation of the four branches.

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

Financial position and results of operations

The disruptions in the economy have impaired and will continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

Through guidance from regulatory agencies, the Company is prudently working with its borrowers impacted by COVID-19 to defer payments, interest, and fees. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic declined significantly from $567.9 million or, 11.3% of the total loan portfolio (or 12.7% excluding PPP loans) as of June 30, 2020, to $120.2 million, or 2.4% of the total loan portfolio (or 2.6% excluding PPP loans), as of December 31, 2020 as many borrowers resumed payments.

The following table sets forth all loans to borrowers impacted by COVID-19 on active payment forbearance or deferral and the percentage of loans on active payment forbearance or deferral to total loans and total loans, excluding PPP loans, as of December 31, 2020:

(Dollars in thousands)	Loan Count	Loans on Active Forbearance or Deferral	Accrued Interest Receivable	Total Loans	% of Asset Class	Total Loans, Excluding PPP	% of Asset Class, Excluding PPP
Commercial, financial and agricultural	21	$6,056	$68	$961,466	0.6%	$545,091	1.1%
Real estate:
Construction	—	—	—	125,407	—%	125,407	—%
Residential mortgage	152	70,384	1,580	1,690,212	4.2%	1,690,212	4.2%
Home equity	—	—	—	551,266	—%	551,266	—%
Commercial mortgage	10	41,442	235	1,156,328	3.6%	1,156,328	3.6%
Consumer	149	2,324	18	479,434	0.5%	479,434	0.5%
Total loans	332	$120,206	$1,901	$4,964,113	2.4%	$4,547,738	2.6%

The Company’s interest income could also be reduced due to COVID-19. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should the Company later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. This reserve balance remained unchanged during the fourth quarter of 2020. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible.

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

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company currently estimates that it has sufficient liquidity and capital to withstand an economic recession brought about by COVID-19. However the Company's regulatory capital ratios could be adversely impacted by significant credit losses and lower interest income and fees or by a longer and deeper recession than we currently anticipate. To protect against this possibility, the Company issued $55.0 million in subordinated debt in October 2020 which is classified as tier 2 capital for regulatory purposes, and downstreamed $46.8 million to the bank.

The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt or pay dividends to its shareholders.

The Company’s liquidity is impacted by loan principal and interest payment deferrals that are being granted for certain customers due to COVID-19. Cash flow from loan payments was reduced due to the deferrals which were granted for three to nine months. Requests for loan payment deferrals continued to significantly decline in the fourth quarter of 2020 as economic recovery in Hawaii started to begin. While a significant number of loan payment deferrals ended in the fourth quarter of 2020, we assisted some borrowers with additional deferrals as needed. Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to COVID-19 concerns.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The collateral that is pledged for wholesale funding lines, could lose value and may result in less funding availability. The Company has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is an extension of credit to eligible financial institutions that originate PPP loans that takes the PPP loans as collateral at face value. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

In March 2020, we decided to suspend our share repurchase program until we know more about the extent the pandemic will have on the economy and our business. In January 2021, our Board of Directors approved a new authorization to repurchase up to $25 million in common stock. We can provide no assurance when or if we will resume our share repurchases.

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

The Company has a significant real estate loan portfolio. Due to COVID-19, the real estate loan collateral used to secure such loans could experience a reduction in value. Further, the ability for the Company to obtain appraisals of property value could be difficult during COVID-19. This may lead to credit impairments and asset write-downs. Thus far, Hawaii real estate collateral values have held up, but we cannot be assured this will continue.

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

Lending operations and accommodations to borrowers

To support its customers during this difficult time, the Company has moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company offered an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, as previously mentioned, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout the second quarter of 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees have been reinstated but the increased spending cap limits will remain in place temporarily.

The bank is a SBA approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. With the significant increase in volume of PPP loan requests, the Company redeployed staff to handle and assist with loan processing. Additionally, the Company brought on some outside resources to assist with the PPP.

From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through the end of the program in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million. The Company has developed a PPP forgiveness portal and has begun the process of assisting our customers with applying for forgiveness from the SBA. Certain PPP loans have been paid-off and/or forgiven by the SBA resulting in a total outstanding balance of $426.0 million and net deferred fees of $9.6 million as of December 31, 2020. The Company has engaged a third party to assist with this process. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company became aware in September 2020 of a Federal criminal complaint related to PPP loan fraud on a $10.0 million PPP loan that the bank originated in April 2020. The CEO of the borrower was charged by the U.S. Department of Justice for submitting a fraudulent PPP loan application to the bank. The Federal investigation is ongoing and charges are currently pending. Neither the Company nor the bank is a party to the Federal complaint, and we have been cooperating with Federal authorities. We believe that we originated the subject PPP loan in accordance with all SBA PPP requirements. Accordingly, we currently expect that the SBA guarantee remains in effect. Based on current facts and circumstances, we expect to be fully repaid on the loan. Therefore we continue to hold the $10.0 million PPP loan on our balance sheet as a performing asset as of December 31, 2020.

The Company is staying in close contact with its customers and has increased its client outreach efforts. The Company’s commercial loan officers are frequently calling their key clients. The Company is monitoring its client’s financial health during this challenging time and is providing guidance to help them through the pandemic. Further, the Company believes it is prudently making loan modifications for certain borrowers to allow deferral of loan principal and/or interest for a short-term period.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company is deferring either the full loan payment or the principal component of the loan payment for typically three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. As of December 31, 2020, the Company had loan payment forbearance or deferrals on outstanding balances of $120.2 million, or 2.4% of total loans (or 2.6% of total loans, excluding PPP loans). Of this amount, $28.1 million and $59.5 million were on second and third payment forbearance or deferrals, respectively, as of December 31, 2020.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. The Company has identified eleven consumer loans totaling $0.2 million and one residential mortgage loan totaling $0.7 million during 2020, that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". As a result, these loans are included in the TDRs as of December 31, 2020. The Company had active loan deferrals with outstanding balances of approximately $119.3 million resulting from the COVID-19 pandemic that were not classified as a TDR at December 31, 2020 under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

Collectibility of the accrued interest on deferred loans is uncertain. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve remained unchanged as of December 31, 2020. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible. Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates requests for new or extended loan deferrals will continue at a slower pace through the first quarter of 2021.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

In March 2020, the Company reviewed its entire commercial loan portfolio and actively reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. The review continued throughout the remainder of 2020. The Company proactively worked with many of its customers in providing loan payment deferrals as well as assisted in the application and approval of PPP loans.

The volume of loan payment deferrals granted peaked in May at approximately $605 million in total loan balances, and has since declined to $120.2 million, or 2.4% of total loans (or 2.6% of total loans, excluding PPP loans), at December 31, 2020. The Company continues to support its consumer and residential customers with extensions to payment deferral or forbearance, as needed. The Company is also providing alternative payment plans on a limited basis following the end of the payment deferral period. Our consumer loan payment deferrals totaled $2.3 million at December 31, 2020, compared to $65.8 million at June 30, 2020.

Our residential mortgage loans on active payment forbearance totaled $70.4 million at December 31, 2020, compared to $176.6 million at June 30, 2020. The majority of the residential mortgage loans in forbearance were in their third 90-day forbearance period at December 31, 2020. Most borrowers are beginning to resume payments with the total count dropping from a peak of 467 at May 31, 2020 to 152 at December 31, 2020.

In our commercial, commercial real estate and construction loan portfolios, loans on active payment deferral totaled $47.5 million at December 31, 2020, compared to $325.4 million at June 30, 2020. The two highest exposures by industry are real estate and rental and leasing totaling approximately $33 million, or less than 1% of the total loan portfolio excluding PPP loans, and accommodation totaling approximately $8 million, or less than 1% of the total loan portfolio excluding PPP loans. The majority of the loans in the real estate category are supported by low loan-to-value ratios. The Company expects some of its borrowers will need a loan modification at the end of their second loan payment deferral, which will be handled on a case-by-case basis.

In the fourth quarter of 2020, we continued our stepped-up assessment and monitoring as well as our outreach to our customers. Criticized loans at December 31, 2020 increased by $111.9 million from the previous year to $192.3 million, or 4.2% of the total loan portfolio excluding PPP loans. Special mention loans increased by $103.5 million to $142.5 million, or 3.1% of the total loan portfolio excluding PPP loans. Classified loans increased by $8.3 million to $49.8 million, or 1.1% of the total loan portfolio excluding PPP loans. The loan downgrades were the result of our continued assessment of borrower risk based on the borrower’s near-term strategy and outlook, management strength and actions they’ve taken, overall financial condition, and external funding and deferral support. Approximately 12% of special mention balances and 5% of classified balances also received PPP loans.

The Company believes that the residential, home equity and commercial real estate and construction loan portfolios are lower risk. The weighted average loan-to-values at origination in these portfolios are 62%, 63%, and 61%, respectively, and we believe they will be less impacted by the pandemic. These loans comprise of $3.52 billion or 77.5% of our total loan portfolio, net of PPP loans. Overall, the Company's loan portfolio remains well diversified.

The disruptions in the economy resulting from the COVID-19 pandemic has impaired and will continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

Business Environment

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by strength of the real estate markets, the tourism industry and economic environment in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020.

Hawaii's visitor industry continues to be severely impacted by the COVID-19 pandemic as tourism was shut-down at the end of March 2020 in an attempt to isolate the State from travel-related transmission of COVID-19. Beginning October 15, 2020, passengers arriving from out-of-state and traveling inter-county could bypass the mandatory 14-day self-quarantine with a valid negative COVID-19 NAAT test result from a Trusted Testing and Travel Partner through the state’s Safe Travels program. Effective November 24, all trans-Pacific travelers participating in the pre-travel testing program were required to have a negative test result before their departure to Hawai‘i, and test results would no longer be accepted once a traveler arrived in Hawai‘i. On December 2, Kaua‘i County temporarily suspended its participation in the state’s Safe Travels program, making it mandatory for all travelers to Kaua‘i to quarantine upon arrival. On December 10, the mandatory quarantine was reduced from 14 to 10 days in accordance with the U.S. Centers for Disease Control and Prevention’s ("CDC") guidelines.

According to preliminary year-end statistics from the Hawaii Tourism Authority ("HTA"), approximately 2.7 million total visitors arrived in the state in 2020. This was a decrease of 73.8% from the previous record high of 10.4 million visitor arrivals in 2019. The HTA also reported that total spending by visitors decreased to $5.11 billion in 2020, a decrease of 71.2%, from the previous record high of $17.72 billion in 2019. According to the Hawaii Department of Business Economic Development and Tourism ("DBEDT"), total visitor arrivals is expected to increase to approximately 6.2 million in 2021 and visitor spending is expected to increase to approximately $10.51 billion in 2021. We believe most of the tourism gains will be seen in the second half of 2021 after vaccines become widely available.

Hawaii's unemployment rate went from one of the lowest in the nation to one of the highest. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate increased from an average of 2.6% in the first quarter of 2020 to an average of 17.0% during April to September 2020. The unemployment rate has recently improved to 9.3% in December 2020, compared to 2.6% in December 2019 as travel restrictions have eased. Hawaii's unemployment rate in December 2020 of 9.3% ranked highest in the nation, above the national seasonally adjusted unemployment rate of 6.7%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 7.9% in 2021.

Hawaii's economy is measured by the growth of real personal income and real gross state product. DBEDT is expected to report real personal income grew by 5.6%, primarily due to federal assistance programs in 2020. Real gross state product is expected to decline by approximately 11.2%, for 2020. DBEDT projects real personal income to decline by 8.9% and real gross state product for 2021 to increase by 2.1% for 2021.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. The Oahu real estate market saw relatively stable activity in 2020 despite the challenging pandemic environment. According to the Honolulu Board of Realtors, the median price for a single-family home on Oahu for the year ended December 31, 2020 was $830,000, representing an increase of 5.2% from the median resale price of $789,000 for the year ended December 31, 2019. The median resale price for condominiums on Oahu was $435,000 for the year ended December 31, 2020, representing an increase of 2.4% from the median resale price of $425,000 for the year ended December 31, 2019. Oahu unit sales volume increased by 2.3% for single-family homes, but decreased by 13.0% for condominiums in 2020 from 2019.

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

In late 2008, the Federal Reserve lowered the target Federal Funds range to 0%-0.25%. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate until the recession was safely over. In recent years, the Federal Reserve has begun raising the target Federal Funds range. During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range three times by 25 basis points during the second half of 2019 to 1.50%-1.75% as of December 31, 2019. On March 3, 2020, the Federal Reserve reduced the Federal Funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the Federal Funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. In the September 2020 and December 2020 meetings, the Federal Reserve elected to hold the Federal Funds rate at 0% to 0.25% and officials expect rates to remain near zero through 2023.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2020, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report.

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the

Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through December 31, 2020, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans as the most critical to the financial statement presentation. The total ACL on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses". The ACL is established through the provision for credit losses charged to current earnings. The amount maintained in the ACL reflects management’s continuing evaluation of the estimated credit losses expected to be recognized over the life of the loans in our loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that don’t share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the expected credit losses in the loan portfolio. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Overview of Results of Operations

2020 vs. 2019 Comparison

In 2020, we recognized net income of $37.3 million, or fully diluted earnings per common share ("EPS") of $1.32, compared to net income of $58.3 million, or EPS of $2.03, in 2019. Our ROA and ROE for 2020 was 0.58% and 6.85%, respectively, compared to 0.99% and 11.36%, respectively, in 2019.

We recorded a provision for credit losses of $39.1 million in 2020, compared to $6.3 million in 2019. The higher provision for credit losses was driven by the economic forecast which captures the effect of the COVID-19 pandemic and led to the decline in net income, EPS, ROA and ROE in 2020 compared to 2019.

Net interest income increased by $13.6 million from 2019 to 2020, primarily driven by lower deposit and borrowing costs due to the historically low interest rate environment due to the pandemic environment, combined with net interest income and fees on PPP loans, partially offset by lower yields earned on the loans and investment securities portfolios.

Other operating income increased by $3.4 million from 2019 to 2020. The increase in other operating income was primarily due to higher mortgage banking income, partially offset by lower service charges on deposit accounts. In addition, the Company recorded a gain of $2.6 million during the first quarter of 2019 from the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares. See Table 3 - Components of Other Operating Income for more information.

Other operating expense increased by $13.1 million from 2019 to 2020. The increase was primarily due to higher salaries and employee benefits, higher provision for off-balance sheet credit exposures, higher computer software expenses, higher legal and professional expenses, branch consolidation costs, and higher advertising expense, partially offset by lower director deferred compensation plan expense and lower entertainment and promotions expense. See Table 4 - Components of Other Operating Expense for more information.

2019 vs. 2018 Comparison

In 2019, we recognized net income of $58.3 million, or EPS of $2.03, compared to net income of $59.5 million, or EPS of $2.01, in 2018. Our ROA and ROE for 2019 was 0.99% and 11.36%, respectively, compared to 1.05% and 12.22%, respectively, in 2018.

We recorded a credit to the provision for credit losses of $6.3 million in 2019, compared to a credit of $1.1 million in 2018.

Net interest income increased by $11.1 million from 2018 to 2019, primarily due to a significant increase in average loans, funded by runoff of the investment securities portfolio and a significant increase in core deposits, combined with an increase in average yields earned on loans and higher interest recoveries on nonaccrual loans. In addition, average government time deposits (included in time deposits of $100,000 and over) declined significantly. Partially offsetting these positive variances were increases in interest rates paid on interest-bearing deposits, primarily attributable to the four 25 basis point increases in the Federal Funds rate in 2018.

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

Other operating expense increased by $6.9 million from 2018 to 2019. The increase in other operating expense was primarily due to higher salaries and employee benefits, higher entertainment and promotions expense(included in other), higher computer software expense and higher net occupancy expense. These increases were partially offset by lower amortization of core deposit premium, lower FDIC insurance expense and a credit to the reserve for residential mortgage loan repurchase losses in 2019, compared to an increase to the reserve in 2018. See Table 4 - Components of Other Operating Expense for more information.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%. Table 2 presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2020			2019			2018
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$13,980	0.33%	$46	$9,842	2.04%	$201	$20,104	1.81%	$365
Investment securities, excluding valuation allowance:
Taxable (1)	1,037,209	2.25	23,371	1,120,711	2.63	29,517	1,304,523	2.65	34,562
Tax-exempt (1)	96,217	3.15	3,028	130,411	2.95	3,853	163,610	2.86	4,678
Total investment securities	1,133,426	2.33	26,399	1,251,122	2.67	33,370	1,468,133	2.67	39,240
Loans, incl. loans-held-for-sale (2)	4,855,169	3.83	186,129	4,241,308	4.31	182,657	3,898,250	4.09	159,456
Federal Home Loan Bank ("FHLB") stock	12,591	3.81	480	16,369	5.89	964	8,990	2.40	215
Total interest-earning assets	6,015,166	3.54	213,054	5,518,641	3.94	217,192	5,395,477	3.69	199,276
Noninterest-earning assets	403,495			369,974			292,599
Total assets	$6,418,661			$5,888,615			$5,688,076

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,078,589	0.05%	$510	$984,298	0.08%	$800	$936,034	0.08%	$734
Savings and money market deposits	1,830,972	0.13	2,416	1,556,766	0.33	5,100	1,494,658	0.13	2,000
Time deposits under $100,000	160,082	0.60	958	171,064	0.69	1,183	177,936	0.51	910
Time deposits of $100,000 and over	794,276	0.82	6,531	897,670	1.88	16,861	1,016,643	1.56	15,860
Total interest-bearing deposits	3,863,919	0.27	10,415	3,609,798	0.66	23,944	3,625,271	0.54	19,504
FHLB advances and other short-term borrowings	89,904	0.80	718	185,909	2.31	4,285	50,630	2.44	1,236
Long-term debt	117,100	3.08	3,602	101,547	4.02	4,080	97,746	4.66	4,556
Total interest-bearing liabilities	4,070,923	0.36	14,735	3,897,254	0.83	32,309	3,773,647	0.67	25,296
Noninterest-bearing deposits	1,691,958			1,375,903			1,385,427
Other liabilities	111,859			101,848			42,157
Total liabilities	5,874,740			5,375,005			5,201,231
Shareholders' equity	543,919			513,610			486,841
Non-controlling interest	2			—			4
Total equity	543,921			513,610			486,845
Total liabilities and equity	$6,418,661			$5,888,615			$5,688,076

Net interest income			$198,319			$184,883			$173,980

Interest rate spread		3.18%			3.11%			3.02%

Net interest margin		3.30%			3.35%			3.22%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$84	$(239)	$(155)	$(187)	$23	$(164)
Investment securities, excluding valuation allowance:
Taxable	(2,199)	(3,947)	(6,146)	(4,823)	(222)	(5,045)
Tax-exempt	(1,016)	191	(825)	(941)	116	(825)
Total investment securities	(3,215)	(3,756)	(6,971)	(5,764)	(106)	(5,870)
Loans, incl. loans-held-for-sale	26,627	(23,155)	3,472	13,934	9,267	23,201
FHLB stock	(223)	(261)	(484)	177	572	749
Total interest-earning assets	23,273	(27,411)	(4,138)	8,160	9,756	17,916

Interest-bearing liabilities
Interest-bearing demand deposits	67	(357)	(290)	66	—	66
Savings and money market deposits	919	(3,603)	(2,684)	79	3,021	3,100
Time deposits under $100,000	(78)	(147)	(225)	(35)	308	273
Time deposits of $100,000 and over	(1,938)	(8,392)	(10,330)	(1,827)	2,828	1,001
Total interest-bearing deposits	(1,030)	(12,499)	(13,529)	(1,717)	6,157	4,440
FHLB advances and other short-term borrowings	(2,212)	(1,355)	(3,567)	3,290	(241)	3,049
Long-term debt	624	(1,102)	(478)	178	(654)	(476)
Total interest-bearing liabilities	(2,618)	(14,956)	(17,574)	1,751	5,262	7,013

Net interest income	$25,891	$(12,455)	$13,436	$6,409	$4,494	$10,903

Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $198.3 million in 2020, which increased by $13.4 million, or 7.3%, from $184.9 million in 2019, which increased by $10.9 million, or 6.3%, from net interest income of $174.0 million recognized in 2018. The increase in net interest income for 2020 was primarily the result of lower deposit and borrowing costs due to the historically low interest rate environment during the pandemic environment, combined with net interest income and fees on PPP loans, partially offset by lower yields earned on the loans and investment securities portfolios.

Average yields earned on our interest-earning assets decreased by 40 bp in the year ended December 31, 2020, from the year ended December 31, 2019. The decrease in average yields earned on interest-earning assets in 2020 was primarily attributable to the 48 bp decrease in average yields earned on loans and the 34 bp decrease in average yields earned on investment securities.

Average rates paid on our interest-bearing liabilities in the year ended December 31, 2020 decreased by 47 bp from the year ended December 31, 2019. The decrease in average rates paid on our interest-bearing liabilities in 2020 was primarily attributable to the 106 bp decrease in average rates paid on our time deposits of $100,000 and over and the 20 bp decrease in average rates paid on our savings and money market deposits. Time deposits of $100,000 and over primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in Federal Funds rates. In addition, average rates paid on FHLB advances and other short-term deposits and long-term debt decreased by 151 bp and 94 bp, respectively.

In the fourth quarter of 2020, $89.9 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to the large downward shift in interest rates and the change in expected prepayments. We received $90.1 million in gross proceeds and reinvested the proceeds in $105.1 million in higher yield, longer duration investment securities with an average yield of 1.27% and a weighted average life of 4.6 years. The investment securities sold had an average yield of 0.28% and a weighted average life of 1.2 years. Gross realized losses and gains on the sale of the investment securities were $0.3 million and $0.5 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2020, $90.4 million in available-for-sale non-agency commercial mortgage-backed securities with retail mall exposure were sold to mitigate credit risk during the pandemic. The investment securities sold had an average yield of 3.44% and a weighted average life of 14.03 years. Gross realized gains and losses on the sale of the investment securities were $0.2 million and $0.6 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Interest Income

Our primary sources of interest income include interest on loans, which represented 87.4%, 84.1%, and 80.0% of taxable-equivalent interest income in 2020, 2019 and 2018, respectively, as well as interest earned on investment securities, which represented 12.4%, 15.4% and 19.7% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $213.1 million in 2020 decreased by $4.1 million, or 1.9%, from the $217.2 million earned in 2019, which increased by $17.9 million, or 9.0%, from the $199.3 million earned in 2018.

As depicted in Table 2, the decrease in interest income in 2020 from 2019 was primarily due to the decline in average yields earned on the loans and investment securities portfolios of 48 bp and 34 bp, respectively, which contributed to decreases in current year interest income of $23.2 million and $3.8 million, respectively. The $117.7 million decline in average investment securities also contributed to a decrease of $3.2 million in current year interest income. These decreases were partially offset by a $613.9 million increase in average loans, which contributed to an increase of $26.6 million in current year interest income. The increase in average loans was largely attributable to a $358.3 million average PPP loan portfolio, which contributed to an increase of $12.2 million in current year net interest income and an average yield of 3.41%.

The increase in interest income in 2019 from 2018 was primarily due to a significant increase in average loans, combined with higher yields earned on the loan portfolio, combined with higher nonrecurring interest. The $343.1 million increase in average loans contributed to an increase of $13.9 million in current year interest income. The 22 bp increase in average yields earned on loans, which was benefited by higher interest recoveries of $1.9 million, contributed to an increase of $9.3 million in current year interest income. These positive variances were partially offset by the $217.0 million decrease in average investment securities, which contributed to a decrease of $5.8 million in current year interest income.

Interest Expense

In 2020, interest expense was $14.7 million which represented a decrease of $17.6 million, or 54.4%, compared to interest expense of $32.3 million in 2019, which was an increase of $7.0 million, or 27.7%, compared to $25.3 million in 2018.

In 2020, the decreases in the average rates paid on savings and money market deposits of 20 bp, time deposits of $100,000 and over of 106 bp, FHLB advances and other short-term borrowings of 151 bp, and long-term debt of 94 bp, contributed to the decrease in interest expense in 2020 from 2019 of $3.6 million, $8.4 million, $1.4 million, and $1.1 million, respectively. In addition, the decreases in average time deposits of $100,000 and over and FHLB advances and other short-term borrowings contributed to the decrease in current year interest expense of $1.9 million and $2.2 million, respectively.

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

Net Interest Margin

Our net interest margin was 3.30%, 3.35% and 3.22% in 2020, 2019 and 2018, respectively. The decrease in our net interest margin in 2020 from 2019 was primarily due to the historically low interest rate environment we are currently operating in due to the pandemic environment. Average yields earned on interest-earning assets declined by 40 bp, led by declines in average yields earned on loans and investment securities of 48 bp and 34 bp, respectively. These decreases were partially offset by a 47 bp decrease in average rates paid on interest-bearing liabilities.

The increase in our net interest margin in 2019 from 2018 was primarily due to a significant increase in loans, combined with the 25 bp increase in the average yield earned on total interest-earning assets, which outpaced the 16 bp increase in average rates paid on total interest-bearing liabilities. The average yield earned on loans increased by 22 bp, which was benefited by higher nonrecurring interest recoveries of $1.9 million.

During 2018, the Federal Reserve increased the Federal Funds range four times, each by 25 basis points to 2.25%-2.50% as of December 31, 2018. The Federal Reserve left the Federal Funds range unchanged during the first half of 2019 but cut the Federal Funds range three times by 25 basis points during the second half of 2019 to 1.50%-1.75% as of December 31, 2019. In response to the threat on the economy posed by the COVID-19 pandemic, in March 2020 the Federal Reserve made two emergency rate cuts totaling 150 basis points to the Federal Funds range down to 0-0.25%.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2020	2019	2020	2019
(Dollars in thousands)	2020	2019	2018	to 2019	to 2018	to 2019	to 2018
Mortgage banking income:
Net loan servicing fees	$2,754	$4,252	$5,159	$(1,498)	$(907)	(35.2)%	(17.6)%
Amortization of mortgage servicing rights	(6,167)	(2,460)	(1,859)	(3,707)	(601)	150.7	32.3
Net gain on sale of residential mortgage loans	16,043	4,128	4,085	11,915	43	288.6	1.1
Unrealized gain (loss) on interest rate locks	(76)	63	(70)	(139)	133	(220.6)	(190.0)
Loan placement fees	1,128	702	747	426	(45)	60.7	(6.0)
Service charges on deposit accounts	6,234	8,406	8,406	(2,172)	—	(25.8)	—
Other service charges and fees	14,867	15,113	14,028	(246)	1,085	(1.6)	7.7
Income from fiduciary activities	4,829	4,395	4,245	434	150	9.9	3.5
Income from bank-owned life insurance	3,803	3,105	2,117	698	988	22.5	46.7
Net loss on sales of foreclosed assets	(15)	(145)	—	130	(145)	(89.7)	N.M.	*
Equity in earnings of unconsolidated subsidiaries	415	257	233	158	24	61.5	10.3
Net gains (losses) on sales of investment securities	(201)	36	(279)	(237)	315	(658.3)	(112.9)
Other:
Income recovered on nonaccrual loans previously charged-off	180	320	720	(140)	(400)	(43.8)	(55.6)
Other recoveries	126	130	221	(4)	(91)	(3.1)	(41.2)
Commissions on sale of checks	279	309	328	(30)	(19)	(9.7)	(5.8)
Gain on sale of MasterCard stock	—	2,555	—	(2,555)	2,555	(100.0)	N.M.	*
Other	999	635	723	364	(88)	57.3	(12.2)
Total other operating income	$45,198	$41,801	$38,804	$3,397	$2,997	8.1	7.7

Total other operating income as a percentage of average assets	0.70%	0.71%	0.68%

* Not meaningful ("N.M.")

Note: Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Total other operating income of $45.2 million in 2020 increased by $3.4 million, or 8.1%, from the $41.8 million earned in 2019, which increased by $3.0 million, or 7.7%, from the $38.8 million earned in 2018.

The increase in other operating income in 2020 from 2019 was primarily due to higher mortgage banking income of $7.0 million and higher bank-owned life insurance of $0.7 million. The higher mortgage banking income was attributable to a Company record $1.20 billion in loan originations by the Company's Home Loan division in 2020. The higher amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the decline in market interest rates. The higher income from bank-owned life insurance was primarily attributable to volatility in the equity markets. These increases were partially offset by lower service charges on deposit accounts of $2.2 million and a one-time gain of $2.6 million from the conversion of MasterCard Class B common stock received during their initial public offering to Class A common stock and immediate sale of the converted shares in the first quarter of 2019. During the second quarter of 2020, certain service charges were suspended to support our customers through the pandemic. In addition, there were less transactional activity due to the pandemic resulting in lower service charges on deposit accounts during 2020.

The increase in other operating income in 2019 from 2018 was primarily due to the aforementioned gain of $2.6 million on the conversion and subsequent sale of MasterCard stock in the first quarter of 2019, combined with higher income from bank-owned life insurance of $1.0 million, higher merchant and bank card fees of $0.7 million (included in other service charges and fees) and higher commissions and fees on investment services of $0.7 million (included in other service charges and fees). These increases were partially offset by lower mortgage banking income of $1.4 million and lower income recovered on nonaccrual loans previously charged-off of $0.4 million. During the third quarter of 2019, the outsourcing of the Company's residential mortgage loans servicing was completed. Costs related to the outsourcing are included in net loan servicing fees as a component of mortgage banking income.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2020	2019	2020	2019
(Dollars in thousands)	2020	2019	2018	to 2019	to 2018	to 2019	to 2018
Salaries and employee benefits	$85,101	$82,290	$75,352	$2,811	$6,938	3.4%	9.2%
Net occupancy	15,162	14,299	13,763	863	536	6.0	3.9
Legal and professional services	9,035	7,354	7,330	1,681	24	22.9	0.3
Computer software expense	12,717	10,812	9,841	1,905	971	17.6	9.9
Amortization of core deposit premium	—	—	2,006	—	(2,006)	N.M.	(100.0)
Communication expense	3,225	3,551	3,410	(326)	141	(9.2)	4.1
Equipment	4,531	4,353	4,239	178	114	4.1	2.7
Advertising expense	3,791	2,661	2,675	1,130	(14)	42.5	(0.5)
Foreclosed asset expense	71	251	574	(180)	(323)	(71.7)	(56.3)
Other:
Charitable contributions	272	681	635	(409)	46	(60.1)	7.2
FDIC insurance assessment	1,857	868	1,732	989	(864)	113.9	(49.9)
Miscellaneous loan expenses	1,708	1,246	1,365	462	(119)	37.1	(8.7)
ATM and debit card expenses	2,289	2,602	2,645	(313)	(43)	(12.0)	(1.6)
Armored car expenses	966	815	822	151	(7)	18.5	(0.9)
Entertainment and promotions	797	2,071	1,062	(1,274)	1,009	(61.5)	95.0
Stationery and supplies	890	1,049	914	(159)	135	(15.2)	14.8
Directors' fees and expenses	863	968	1,040	(105)	(72)	(10.8)	(6.9)
Directors' deferred compensation plan expense	(911)	561	(510)	(1,472)	1,071	(262.4)	(210.0)
Provision (credit) for residential mortgage loan repurchase losses	—	(403)	150	403	(553)	(100.0)	(368.7)
Provision (credit) for off-balance sheet credit exposures	2,994	29	(425)	2,965	454	10,224.1	(106.8)
Branch consolidation costs	1,631	—	—	1,631	—	N.M.	N.M.
Litigation settlement	750	—	—	750	—	N.M.	N.M.
FHLB advance prepayment fee	747	—	—	747	—	N.M.	N.M.
Gain (loss) on disposal of fixed assets	552	(3)	5	555	(8)	(18,500.0)	(160.0)
Other	5,693	5,576	6,057	117	(481)	2.1	(7.9)
Total other operating expense	$154,731	$141,631	$134,682	$13,100	$6,949	9.2	5.2

Total other operating expense as a percentage of average assets	2.41%	2.41%	2.37%

* Not meaningful ("N.M.")

Total other operating expense of $154.7 million in 2020 increased by $13.1 million, or 9.2%, from total operating expense of $141.6 million in 2019, which increased by $6.9 million, or 5.2%, compared to 2018.

The increase in total other operating expense in 2020, compared to 2019, was primarily due to a higher provision for off-balance sheet credit exposures of $3.0 million, higher salaries and employee benefits of $2.8 million, higher computer software expense of $1.9 million, higher legal and professional services of $1.7 million, higher advertising expense of $1.1 million, and higher FDIC insurance assessment of $1.0 million. The increase in the provision for off-balance sheet credit exposures is primarily due to the economic forecast used in the reserve estimate which captures the effect of the COVID-19 pandemic. The increase in the FDIC insurance assessment is primarily due to the increase in deposits, combined with the Small Bank Assessment Credits which were used up during the second quarter of 2020. In addition, the Company recognized several nonrecurring expenses in late 2020 totaling $5.9 million which included: $2.0 million in employee incentives and other benefits, $1.6 million in branch consolidation costs related to the closure of three in-store branches and one traditional branch in 2020, $0.8 million in settlements of legal proceedings, a $0.7 million FHLB advance prepayment fee, $0.6 million in losses on disposal of fixed assets and $0.5 million in other nonrecurring expenses (included in other). These increases were partially offset by lower directors' deferred compensation expense of $1.5 million and lower entertainment and promotions expense of $1.3 million. The variance in directors' deferred compensation plan expense is primarily due to volatility in the equity markets.

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

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio increased to 63.71% in 2020, compared to 62.70% in 2019 and 63.59% in 2018. The increase in our efficiency ratio in 2020 was primarily driven by the aforementioned $5.9 million in nonrecurring increases in other operating expenses, partially offset by increases in net interest income and other operating income.

In 2018, the amortization of investments in low income housing tax credit ("LIHTC") partnerships was reclassified from other operating expense and is now included in income tax expense in the consolidated statements of income, which provides users a better understanding of the nature of the returns of such investments. The efficiency ratio in periods prior to the fourth quarter of 2018 have been adjusted retrospectively to reflect this change.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of amortization of investments in LIHTC partnerships in the consolidated statements of income:

Table 5. Reconciliation of Efficiency Ratio

	Year Ended December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016
As Reclassified:
Total other operating expenses	$154,731	$141,631	$134,682	$131,073	$132,518

Net interest income	197,683	184,074	172,998	$167,703	$157,950
Total other operating income	45,198	41,801	38,804	36,496	42,316
Total revenue	$242,881	$225,875	$211,802	$204,199	$200,266

Efficiency ratio	63.71%	62.70%	63.59%	64.19%	66.17%

Unadjusted:
Total other operating expenses	$154,731	$141,631	$135,687	$131,817	$133,563

Net interest income	$197,683	$184,074	$172,998	$167,703	$157,950
Total other operating income	45,198	41,801	38,804	36,496	42,316
Total revenue	$242,881	$225,875	$211,802	$204,199	$200,266

Efficiency ratio	63.71%	62.70%	64.06%	64.55%	66.69%

Impact of Change:
Total operating expenses	$—	$—	$(1,005)	$(744)	$(1,045)

Net interest income	—	—	—	$—	$—
Total other operating income	—	—	—	—	—
Total revenue	$—	$—	$—	$—	$—

Efficiency ratio	—%	—%	(0.47)%	(0.36)%	(0.52)%

Income Taxes

In 2020, the Company recorded income tax expense of $11.8 million, compared to $19.6 million in 2019, and $18.8 million in 2018. Our effective tax rate was 24.0% in 2020 compared to 25.2% in 2019 and 24.0% in 2018.

The decrease in income tax expense and the effective tax rate in 2020 from 2019 was primarily attributable to lower pre-tax income, increasing the impact of net favorable permanent differences, primarily due to a higher provision for credit losses.

The increases in income tax expense and the effective tax rate in 2019 from 2018 were primarily due to an income tax benefit of $1.5 million related to the finalization of the impact of Tax Reform recorded in 2018, which also included the impact of a tax method change for software development and prepaid expenses that was filed in 2018.

As of December 31, 2020, the valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on the Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of this valuation allowance, the Company's net DTA totaled $26.4 million as of December 31, 2020, compared to a net DTA of $16.5 million as of December 31, 2019, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets of $6.59 billion at December 31, 2020 increased by $581.9 million, or 9.7%, from the $6.01 billion at December 31, 2019, and total liabilities of $6.05 billion at December 31, 2020 increased by $563.7 million, or 10.3%, from the $5.48 billion at December 31, 2019. The increase in total assets and total liabilities in 2020 was primarily due to our strong loan and deposit growth, led by our participation in loans originated under the SBA's PPP.

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

Loans totaled $4.96 billion at December 31, 2020, which increased by $514.6 million, or 11.6%, from the $4.45 billion at December 31, 2019, which increased by $371.2 million, or 9.1%, from the $4.08 billion held at December 31, 2018. The increase in our loan portfolio in 2020 was largely due to our participation in the SBA PPP and strong residential mortgage increased demand from new and existing customers. The increase in total loans included net increases in the following loan portfolios: PPP of $416.4 million, residential mortgage of $90.4 million, or 5.7%, home equity of $60.5 million, or 12.3%, commercial mortgage of $32.9 million, or 2.9%, and construction of $29.6 million, or 30.8%. These increases were partially offset by net decreases in the following loan portfolios: consumer of $90.0 million, or 15.8%, and other commercial, financial, and agricultural of $25.2 million, or 4.4%, In 2020, we did not foreclose on any loans. In addition, we recorded charge-offs of loans of $11.4 million.

The following table sets forth information regarding outstanding loans, net of deferred (fees) costs, by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural:
SBA PPP	$416,375	$—	$—	$—	$—
Other	545,091	570,304	581,660	504,019	510,440
Real estate:
Construction	125,407	95,854	66,927	64,240	101,538
Residential mortgage	1,690,212	1,599,801	1,428,205	1,341,221	1,217,234
Home equity	551,266	490,734	468,966	412,230	361,209
Commercial mortgage	1,156,328	1,123,415	1,040,278	977,797	885,439
Consumer	479,434	569,432	492,206	470,746	448,353
Leases	—	—	124	362	677
Total loans	4,964,113	4,449,540	4,078,366	3,770,615	3,524,890
Allowance for credit losses	(83,269)	(47,971)	(47,916)	(50,001)	(56,631)
Net loans	$4,880,844	$4,401,569	$4,030,450	$3,720,614	$3,468,259

The following table sets forth the geographic distribution of our loan portfolio, net of deferred (fees) costs, and related ACL as of the dates indicated.

Table 7. Geographic Distribution

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
Commercial, financial and agricultural:
SBA PPP	$375,879	$40,496	$416,375	$—	$—	$—
Other	426,670	118,421	545,091	454,582	115,722	570,304
Real estate:
Construction	125,407	—	125,407	95,854	—	95,854
Residential mortgage	1,690,212	—	1,690,212	1,599,801	—	1,599,801
Home equity	551,266	—	551,266	490,734	—	490,734
Commercial mortgage	898,055	258,273	1,156,328	909,798	213,617	1,123,415
Consumer	332,430	147,004	479,434	373,451	195,981	569,432
Total loans	4,399,919	564,194	4,964,113	3,924,220	525,320	4,449,540
Allowance for credit losses	(73,152)	(10,117)	(83,269)	(42,592)	(5,379)	(47,971)
Net loans	$4,326,767	$554,077	$4,880,844	$3,881,628	$519,941	$4,401,569

Commercial, Financial and Agricultural - Small Business Administration Payroll Protection Program

The bank is a SBA approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through the end of the program in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million. Certain PPP loans have been paid-off and/or forgiven by the SBA resulting in a total outstanding balance of $426.0 million and net deferred fees of $9.6 million as of December 31, 2020.

Commercial, Financial and Agricultural - Other

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

In 2020, our commercial, financial, and agricultural loan portfolio, excluding PPP loans, decreased by $25.2 million. Our commercial, financial, and agricultural loan portfolio decreased by $11.4 million in 2019, increased by $77.6 million in 2018 and decreased by $6.4 million in 2017. The decrease in 2020 was primarily attributable to runoff in the Hawaii portfolio of $27.9 million, partially offset by growth in the U.S. Mainland portfolio of $2.7 million.

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

In 2020, our construction loan portfolio increased by $29.6 million. Our construction loan portfolio increased by $28.9 million in 2019, increased by $2.7 million in 2018, and decreased by $37.3 million in 2017. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $59.0 million at December 31, 2020, compared to $37.1 million in the prior year, while remaining interest reserves was $5.3 million, or 8.9% of the outstanding principal balance of loans with interest reserves at December 31, 2020, compared to $4.0 million, or 10.9% of the outstanding principal balance of loans with interest reserves at December 31, 2019.

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

The specific monitoring requirements for each loan vary depending on the size and complexity of the project and the experience and financial strength of the borrower, sponsor and/or guarantor. At a minimum, to ensure that loan proceeds are properly disbursed and to assess whether it is appropriate to capitalize interest or demand cash payment of interest, our monitoring process generally includes:

•Physical inspection of the project to ensure work has progressed to the stage for which payment is being requested;

•Verification that the work completed is in conformance with plans and specifications and items for which disbursement is requested are within budget; and

•Determination that there continues to be satisfactory project progress.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential:
Closed-end loans	$1,690,212	49.8%	$1,599,801	49.7%	$1,428,205	48.6%	$1,341,221	49.1%	$1,217,234	49.4%
Home equity line-of-credit ("HELOC")	551,266	16.2	490,734	15.3	468,966	16.0	412,230	15.1	361,209	14.7
Subtotal	2,241,478	66.0	2,090,535	65.0	1,897,171	64.6	1,753,451	64.2	1,578,443	64.1

Commercial mortgage	1,156,328	34.0	1,123,415	35.0	1,040,278	35.4	977,797	35.8	885,439	35.9
Total mortgage loans	$3,397,806	100.0%	$3,213,950	100.0%	$2,937,449	100.0%	$2,731,248	100.0%	$2,463,882	100.0%

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

Closed-end residential mortgage loan balances as of December 31, 2020 totaled $1.69 billion, increasing by $90.4 million, or 5.7%, from the $1.60 billion held at year-end 2019, which increased by $171.6 million, or 12.0%, from the $1.43 billion held at year-end 2018. The increase in closed-end residential mortgage loan balances in 2020 was primarily due to increased demand from both new and existing customers.

Residential mortgage loans held for sale at December 31, 2020 totaled $16.7 million, an increase of $7.6 million, or 83.7%, from the December 31, 2019 balance of $9.1 million, which increased by $2.4 million, or 36.6%, from the December 31, 2018 balance of $6.6 million. We did not securitize any residential mortgage loans in 2020, 2019 and 2018.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating interest rates, are underwritten according to policy and guidelines reviewed and approved by the Board of Directors. All HELOCs originated since early 2011 have a ten year draw period followed by a 20 year repayment period during which the principal balance will be fully amortized. HELOCs are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if it was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio ("DTI"), and maximum combined loan-to-value ratio ("CLTV"). HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

HELOC balances as of December 31, 2020 totaled $551.3 million, increasing by $60.5 million, or 12.3%, from the $490.7 million held at December 31, 2019, which increased by $21.8 million, or 4.6%, from the $469.0 million held at December 31, 2018.

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

Commercial mortgage balances as of December 31, 2020 totaled $1.16 billion, increasing by $32.9 million, or 2.9%, from the $1.12 billion held at December 31, 2019, which increased by $83.1 million, or 8.0%, from the $1.04 billion held at December 31, 2018. The increase in commercial mortgage balances in 2020 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Automobile	$250,715	52.3%	$297,186	52.2%	$284,170	57.7%	$275,793	58.6%	$212,926	47.5%
Purchased unsecured consumer	97,170	20.3	110,094	19.3	37,646	7.6	13,703	2.9	33,252	7.4
Other revolving credit plans	75,004	15.6	82,089	14.4	83,158	16.9	77,305	16.4	81,124	18.1
Student loans	3,029	0.6	5,188	0.9	8,644	1.8	14,920	3.2	25,053	5.6
Other	53,516	11.2	74,875	13.2	78,588	16.0	89,025	18.9	95,998	21.4
Total consumer	$479,434	100.0%	$569,432	100.0%	$492,206	100.0%	$470,746	100.0%	$448,353	100.0%

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

Consumer loans totaled $479.4 million at December 31, 2020, decreasing by $90.0 million, or 15.8%, from December 31, 2019 of $569.4 million, which increased by $77.2 million, or 15.7%, compared to the $492.2 million held at December 31, 2018.

At December 31, 2020, automobile loans, primarily indirect dealer loans, comprised 52.3% of consumer loans outstanding.
Total automobile loans of $250.7 million at December 31, 2020 decreased by $46.5 million, or 15.6%, from December 31, 2019 of $297.2 million, which increased by $13.0 million, or 4.6%, from $284.2 million at December 31, 2018.

In 2020, we did not purchase any U.S. Mainland automobile loan portfolios. In 2019, we purchased a U.S.Mainland automobile loan portfolio totaling $30.2 million, which included a $0.6 million premium over the $29.6 million outstanding balance. In 2018, we purchased a U.S.Mainland automobile loan portfolio totaling $20.6 million, which included a $0.1 million premium over the $20.5 million outstanding balance. In 2017, we purchased three U.S.Mainland automobile loan portfolios totaling $83.8 million, which included $2.3 million in premiums over the $81.4 million outstanding balance. In 2016, we purchased two U.S.Mainland automobile loan portfolios totaling $41.2 million, which included $0.9 million in premiums over the $40.3 million outstanding balance.

Purchased unsecured consumer loans of $97.2 million at December 31, 2020 decreased by $12.9 million, or 11.7%, from December 31, 2019 of $110.1 million, which increased by $72.4 million, or 192.4%, from $37.6 million at December 31, 2018.

In 2020, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $54.8 million for $53.2 million, reflecting a net discount of $1.6 million. In 2019, we purchased U.S. Mainland unsecured consumer loan portfolios with outstanding balances totaling $112.2 million for $109.9 million, reflecting a net discount of $2.3 million. In 2018 and 2016, we also purchased U.S. Mainland unsecured consumer loan portfolios totaling $38.0 million and $35.7 million, respectively, which represented the outstanding balances at the time of purchase.

Other revolving credit plans loans include extensions of credit to individuals and totaled $75.0 million at December 31, 2020, which decreased by $7.1 million, or 8.6%, from December 31, 2019 of $82.1 million, which decreased by $1.1 million, or 1.3%, from $83.2 million at December 31, 2018.

Total student loans of $3.0 million at December 31, 2020 decreased by $2.2 million, or 41.6%, from December 31, 2019 of $5.2 million, which decreased by $3.5 million, or 40.0%, from $8.6 million at December 31, 2018, primarily due to run-off.

Other consumer loans of $53.5 million at December 31, 2020 decreased by $21.4 million, or 28.5%, from December 31, 2019 of $74.9 million, which decreased by $3.7 million, or 4.7%, from $78.6 million at December 31, 2018.

Concentrations of Credit Risk

As of December 31, 2020, approximately $3.52 billion, or 71.0% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 88.6% of our loan portfolio was concentrated in the Hawaii market while 11.4% was concentrated in the U.S. Mainland as of December 31, 2020.

Our foreign credit exposure as of December 31, 2020 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2020, all PPP loans were fixed-rate. Commercial, financial and agricultural loans, excluding PPP loans, were 53.5% fixed-rate and 46.5% variable-rate. Real estate construction loans were 33.6% fixed-rate and 66.4% variable-rate. Residential mortgage loans were 42.8% fixed-rate and 57.2% variable-rate. Home equity lines and loans were 8.6% fixed-rate and 91.4% variable-rate. Commercial mortgage loans were 44.0% fixed-rate and 56.0% variable-rate. Consumer loans were 83.5% fixed-rate and 16.5% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2020. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 21 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural - PPP
With fixed interest rates	$—	$425,993	$—	$425,993
With variable interest rates	—	—	—	—
Total commercial, financial and agricultural	—	425,993	—	425,993

Commercial, financial and agricultural - Other
With fixed interest rates	6,929	130,969	153,500	291,398
With variable interest rates	34,234	162,913	56,591	253,738
Total commercial, financial and agricultural	41,163	293,882	210,091	545,136

Construction
With fixed interest rates	2,497	3,848	35,823	42,168
With variable interest rates	15,474	50,818	17,165	83,457
Total construction	17,971	54,666	52,988	125,625

Residential mortgage
With fixed interest rates	84	14,941	706,343	721,368
With variable interest rates	406	3,896	961,581	965,883
Total residential mortgage	490	18,837	1,667,924	1,687,251

Home equity
With fixed interest rates	1,004	2,678	43,744	47,426
With variable interest rates	5,948	8,280	488,562	502,790
Total home equity	6,952	10,958	532,306	550,216

Commercial mortgage
With fixed interest rates	11,570	110,167	387,333	509,070
With variable interest rates	27,285	300,261	321,587	649,133
Total commercial mortgage	38,855	410,428	708,920	1,158,203

Consumer
With fixed interest rates	11,480	319,989	68,844	400,313
With variable interest rates	39,873	16,659	22,735	79,267
Total consumer	51,353	336,648	91,579	479,580

Total loans	$156,784	$1,551,412	$3,263,808	$4,972,004

All loans
With fixed interest rates	$33,564	$1,008,585	$1,395,587	$2,437,736
With variable interest rates	123,220	542,827	1,868,221	2,534,268
Total loans	$156,784	$1,551,412	$3,263,808	$4,972,004

Provision and Allowance for Credit Losses

As described above under the "Critical Accounting Policies and Use of Estimates" section, the Provision is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the ACL to cover expected credit losses. Our methodology for determining the adequacy of the ACL and Provision takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Company maintains its ACL at an appropriate level as of a given balance sheet date to absorb management's best estimate of expected credit losses in its loan portfolios that will likely be realized over the expected life of our loan portfolio. This is based upon management's comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of ACL appropriateness is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a Board-approved policy and methodology.

The following table sets forth certain information with respect to the ACL as of the dates or for the periods indicated.

Table 11. Allowance for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for Credit Losses ("ACL")
ACL at beginning of period	$47,971	$47,916	$50,001	$56,631	$63,314
Adoption of ASU 2016-13	3,566	—	—	—	—
Adjusted ACL at beginning of period	51,537	47,916	50,001	56,631	63,314

Charge-offs:
Commercial, financial and agricultural - Other	3,026	2,478	2,852	1,704	1,599
Real estate:
Construction	—	—	—	—	—
Residential mortgage	63	—	—	73	—
Home equity	—	5	—	—	—
Commercial mortgage	75	—	—	—	209
Consumer	8,191	8,265	7,323	6,294	5,054
Total	11,355	10,748	10,175	8,071	6,862

Recoveries:
Commercial, financial and agricultural - Other	1,157	1,174	1,203	1,366	2,114
Real estate:
Construction	131	610	5,759	169	133
Residential mortgage	229	524	204	879	695
Home equity	33	42	27	44	15
Commercial mortgage	16	25	52	157	1,024
Consumer	2,591	2,111	1,969	1,500	1,715
Total	4,157	4,486	9,214	4,115	5,696
Net loan charge-offs (recoveries)	7,198	6,262	961	3,956	1,166

Provision (credit) for credit losses on loans [1]	38,930	6,317	(1,124)	(2,674)	(5,517)

ACL at end of period	$83,269	$47,971	$47,916	$50,001	$56,631

Average loans outstanding	$4,855,169	$4,241,308	$3,898,250	$3,622,033	$3,385,741

Ratios:
ACL to total loans	1.68%	1.08%	1.17%	1.33%	1.61%
ACL to total loans, excluding PPP loans	1.83%	1.08%	1.17%	1.33%	1.61%
ACL to nonaccrual loans	1,344.78%	3,084.95%	2,062.68%	1,801.84%	674.50%
Net loan charge-offs (recoveries) to average loans outstanding	0.15%	0.15%	0.02%	0.11%	0.03%

[1] The Company recorded a reserve on accrued interest receivable ("AIR") for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against AIR with the offset to provision for credit losses. The provision for credit losses presented in this table excludes the provision for credit losses on AIR of $0.2 million.

Our ACL at December 31, 2020 totaled $83.3 million, which increased by $35.3 million, or 73.6%, from December 31, 2019. When expressed as a percentage of total loans, our ACL increased to 1.68% at December 31, 2020, from 1.08% at December 31, 2019. Excluding the PPP loan portfolio, our ratio of ACL to total loans was 1.83% at December 31, 2020.

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

The Provision of $39.1 million, or $38.9 million excluding the provision on accrued interest receivable, recognized during the year was offset by $7.2 million in net charge-offs during the year. The Provision reflects the incorporation of estimated life-of-loan losses under ASC 326 and the economic forecast under the current COVID-19 pandemic.

The increase in our ACL as a percentage of total loans from December 31, 2019 to December 31, 2020 reflects the adoption of ASU 2016-13 and the economic forecast under the current COVID-19 pandemic.

Our ACL as a percentage of our nonaccrual loans decreased from 3,084.95% at December 31, 2019 to 1,344.78% at December 31, 2020.

This trend was consistent with the Company's strong credit quality as represented by nonperforming assets of $6.2 million, $1.7 million, and $2.7 million at December 31, 2020, 2019 and 2018, respectively.  Net charge-offs were $7.2 million, $6.3 million, and $1.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

The following table sets forth the allocation of the ACL by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Credit Losses

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	ACL	Loan Category as a % of Total Loans	ACL	Loan Category as a % of Total Loans	ACL	Loan Category as a % of Total Loans	ACL	Loan Category as a % of Total Loans	ACL	Loan Category as a % of Total Loans
Commercial, financial and agricultural:
PPP	$304	8.4%	$—	—%	$—	—%	$—	—%	$—	—%
Other	18,717	11.0	8,136	12.8	8,027	14.3	7,594	13.4	8,637	14.5
Real estate:
Construction	4,277	2.5	1,792	2.2	1,202	1.6	1,835	1.7	4,224	2.9
Residential mortgage	16,484	34.0	13,327	36.0	14,349	35.0	14,328	35.6	15,055	34.5
Home equity	5,449	11.1	4,206	11.0	3,788	11.5	3,317	10.9	3,502	10.3
Commercial mortgage	22,163	23.3	11,113	25.2	13,358	25.5	16,801	25.9	19,104	25.1
Consumer	15,875	9.7	9,397	12.8	7,192	12.1	6,126	12.5	6,109	12.7
Total	$83,269	100.0%	$47,971	100.0%	$47,916	100.0%	$50,001	100.0%	$56,631	100.0%

The ACL allocated to PPP loans totaled $0.3 million, or 0.1%, of total PPP loans at December 31, 2020.

The ACL allocated to commercial, financial and agricultural loans totaled $18.7 million, or 3.4%, of total commercial, financial and agricultural loans at December 31, 2020, compared to $8.1 million, or 1.4%, of related loans at December 31, 2019.

The ACL allocated to construction loans totaled $4.3 million, or 3.4%, of total construction loans at December 31, 2020, compared to $1.8 million, or 1.9%, of construction loans outstanding at December 31, 2019.

The ACL allocated to our residential mortgage loans totaled $16.5 million, or 1.0%, of total residential mortgage loans at December 31, 2020, compared to $13.3 million, or 0.8%, of related loans at December 31, 2019.

The ACL allocated to our home equity loans totaled $5.4 million, or 1.0%, of total home equity loans at December 31, 2020, compared to $4.2 million, or 0.9%, of related loans at December 31, 2019.

The ACL allocated to commercial mortgage loans totaled $22.2 million, or 1.9%, of total commercial mortgage loans at December 31, 2020, compared to $11.1 million, or 1.0%, of related loans at December 31, 2019.

The ACL allocated to consumer loans totaled $15.9 million, or 3.3% of total consumer loans at December 31, 2020, compared to $9.4 million, or 1.7% of related loans at December 31, 2019.

The increases in the ending ACL amount and the ACL as a percentage loans across all loan categories is primarily due to the adoption of ASU 2016-13 and the economic forecast under the COVID-19 pandemic. In addition, the increases in the ACL amounts of the PPP, construction, residential mortgage, home equity, and commercial mortgage portfolios are consistent with the increases in the respective loan portfolios.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets ("NPAs"), accruing loans delinquent for 90 days or more and restructured loans still accruing interest at the dates indicated.

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans [1]
Commercial, financial and agricultural - Other	$1,461	$467	$—	$—	$1,877
Real estate:
Residential mortgage	4,115	979	2,048	2,280	5,322
Home equity	524	92	275	416	333
Commercial mortgage	—	—	—	79	864
Consumer	92	17	—	—	—
Total nonaccrual loans	6,192	1,555	2,323	2,775	8,396

Other real estate owned ("OREO")
Real estate:
Residential mortgage	—	—	414	851	791
Home equity	—	164	—	—	—
Total OREO	—	164	414	851	791
Total nonperforming assets	6,192	1,719	2,737	3,626	9,187

Accruing loans delinquent for 90 days or more [1]
Real estate:
Residential mortgage	567	724	—	49	—
Home equity	—	—	298	—	1,120
Consumer	240	286	238	515	271
Total accruing loans delinquent for 90 days or more	807	1,010	536	564	1,391

Restructured loans still accruing interest [1]
Commercial, financial and agricultural - Other	100	135	220	491	—
Real estate:
Construction	—	—	—	—	21
Residential mortgage	5,718	5,502	7,330	10,677	14,292
Commercial mortgage	1,761	1,839	1,036	1,466	1,879
Consumer	207	—	—	—	—
Total restructured loans still accruing interest	7,786	7,476	8,586	12,634	16,192

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$14,785	$10,205	$11,859	$16,824	$26,770

Ratios:
Nonaccrual loans as a percentage of loans	0.12%	0.03%	0.06%	0.07%	0.24%
Total NPAs as a percentage of loans and OREO	0.12	0.04	0.07	0.10	0.26
Total NPAs and accruing loans delinquent for 90 days or more as a percentage of loans and OREO	0.14	0.06	0.08	0.11	0.30

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and OREO	0.30	0.23	0.29	0.45	0.76
Classified assets and OREO to tier 1 capital and ACL	7.49	6.75	4.14	5.75	4.50

Year-to-date changes in NPAs:
Balance at beginning of year	$1,719	$2,737	$3,626	$9,187	$16,230
Additions	14,257	1,617	593	3,678	6,326
Reductions:
Payments	(4,006)	(2,211)	(467)	(5,522)	(6,390)
Return to accrual status	(671)	(27)	(538)	(3,645)	(4,546)
Sales of NPAs	(4,447)	(302)	(40)	(165)	(2,599)
Charge-offs, valuation and other adjustments	(660)	(95)	(437)	93	166
Total reductions	(9,784)	(2,635)	(1,482)	(9,239)	(13,369)
Balance at end of year	$6,192	$1,719	$2,737	$3,626	$9,187

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, if any, deferrals, and other real estate, totaled $6.2 million, or 0.09% of total assets at December 31, 2020, compared to $1.7 million, or 0.03% of total assets at December 31, 2019. Nonperforming assets at December 31, 2020 were comprised entirely of nonaccrual loans totaling $6.2 million, none of which were loans classified as held for sale.

The increase in 2020 was attributable to $14.3 million in gross additions, offset by $4.0 million in repayments, the sale of $4.4 million of NPAs, $0.7 million in loans returned to accrual status and $0.7 million in charge-offs, valuation and other adjustments.

Net changes to nonperforming assets by category during 2020 included net increases in Hawaii residential mortgage assets totaling $3.1 million, Hawaii commercial, financial and agricultural assets of $1.0 million and Hawaii home equity assets of $0.3 million.

Loans delinquent for 90 days or more still accruing interest totaled $0.8 million at December 31, 2020, compared to $1.0 million at December 31, 2019.

Troubled debt restructurings ("TDRs") included in nonperforming assets at December 31, 2020 consisted of two Hawaii residential mortgage loans with a combined principal balance of $0.3 million. There were $7.8 million of TDRs still accruing interest at December 31, 2020, of which $0.7 million was more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling 120.2 million, or 2.4% of total loans (or 2.6% of total loans, excluding PPP loans), as of December 31, 2020, compared to a peak of approximately $605 million in May 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL increased from 6.75% at December 31, 2019 to 7.49% at December 31, 2020.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2020			2019			2018
(Dollars in thousands)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Held-to- Maturity (Amortized Cost)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)
Debt securities:
States and political subdivisions	$—	$168,766	$—	$—	$122,018	$—	$—	$173,674	$—
Corporate securities	—	48,008	—	—	30,529	—	—	54,849	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	33,145	—	—	40,381	—	—	32,574	—

Mortgage-backed securities:
Residential - U.S. government-sponsored entities ("GSEs")	—	778,826	—	—	677,822	—	83,436	717,052	—
Residential - Non-government sponsored entities ("Non-GSEs")	—	23,423	—	—	37,191	—	—	41,118	—
Commercial - U.S. GSEs and agencies	—	87,469	—	—	81,225	—	65,072	51,483	—
Commercial - Non-GSEs	—	42,972	—	—	137,817	—	—	134,728	—

Equity securities	—	—	1,351	—	—	1,127	—	—	826
Total	$—	$1,182,609	$1,351	$—	$1,126,983	$1,127	$148,508	$1,205,478	$826

Investment securities totaled $1.18 billion at December 31, 2020, increasing by $55.9 million, or 5.0%, from the $1.13 billion held at December 31, 2019, which decreased by $226.7 million, or 16.7%, from the $1.35 billion at year-end 2018.

In the fourth quarter of 2020, $89.9 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to the large downward shift in interest rates and the change in expected prepayments. We received $90.1 million in gross proceeds and reinvested the proceeds in $105.1 million in higher yield, longer duration investment securities with an average yield of 1.27% and a weighted average life of 4.6 years. The investment securities sold had an average yield of 0.28% and a weighted average life of 1.2 years. Gross realized gains and losses on the sale of the investment securities were $0.5 million and $0.3 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2020, $90.4 million in available-for-sale non-agency commercial mortgage-backed securities with retail mall exposure were sold to mitigate credit risk during the pandemic. The investment securities sold had an average yield of 3.44% and a weighted average life of 14.03 years. Gross realized losses and gains on the sale of the investment securities were $0.6 million and $0.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2019, $53.9 million in lower-yielding available-for-sale securities were sold as part of an investment portfolio repositioning strategy designed to enhance potential prospective earnings and improve net interest margin. We received $53.9 million in gross proceeds and reinvested the proceeds in $52.5 million in higher-yielding, longer duration investment securities with an average yield of 2.54% and a weighted average life of 6.6 years. The investment securities sold had an average yield of 2.10% and a weighted average life of 3.2 years. Gross realized gains and losses on the sale of the investment securities were $83 thousand and $47 thousand, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted average yields by investment type and maturity grouping at December 31, 2020.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$12,512	2.43%
After one but within five years	27,063	3.09
After five but within ten years	38,421	3.36
After ten years	90,770	2.36
Total debt securities - States and political subdivisions	168,766	2.71

Debt securities - Corporate:
Within one year	5,126	2.14
After one but within five years	5,285	3.15
After five but within ten years	37,597	1.64
After ten years	—	—
Total debt securities - Corporate	48,008	1.86

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	—	—
After one but within five years	1,618	1.69
After five but within ten years	19,844	1.29
After ten years	11,683	1.53
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	1.39

Residential mortgage-backed securities - U.S. GSEs:
Within one year	963	(0.10)
After one but within five years	—	—
After five but within ten years	59,245	1.86
After ten years	718,618	1.92
Total residential mortgage-backed securities - U.S. GSEs	778,826	1.91

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	23,423	3.81
Total residential mortgage-backed securities - Non-GSEs	23,423	3.81

Commercial mortgage-backed securities - U.S. GSEs and agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	39,921	2.88
After ten years	47,548	1.09
Total commercial mortgage-backed securities - U.S. GSEs and agencies	87,469	1.91

Commercial mortgage-backed securities - Non-GSEs:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	42,972	3.04
After ten years	—	—
Total commercial mortgage-backed securities - Non-GSEs	42,972	3.04

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)

Total available-for-sale portfolio	$1,182,609	2.09%

Equity securities:
No stated maturity	$1,351	—%
Total equity securities	$1,351	—%

Total investment securities	$1,183,960	2.09%

(1)Weighted average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

As of December 31, 2020, the weighted average yield of the investment portfolio of 2.09% decreased by 62 bp from 2.71% in the prior year.

Deposits

The primary source of our funding comes from deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing exceptional customer service in our branch offices and through digital channels, and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of non-interest bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits less than $100,000. Time deposits in amounts of $100,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Noninterest-bearing demand deposits	$1,790,269	$1,450,532	$1,436,967	$1,395,556	$1,265,246
Interest-bearing demand deposits	1,174,888	1,043,010	954,011	933,054	862,991
Savings and money market deposits	1,932,043	1,600,028	1,448,257	1,481,876	1,390,600
Time deposits less than $100,000	149,063	165,755	176,707	180,748	194,730
Core deposits	5,046,263	4,259,325	4,015,942	3,991,234	3,713,567
Government time deposits	500,344	533,088	631,293	687,052	701,417
Other time deposits of $100,000 to $250,000	90,149	107,550	106,783	101,560	103,720
Other time deposits greater than $250,000	159,362	220,060	192,472	176,508	89,497
Total time deposits of $100,000 and greater	749,855	860,698	930,548	965,120	894,634
Total deposits	$5,796,118	$5,120,023	$4,946,490	$4,956,354	$4,608,201

Total deposits of $5.80 billion at December 31, 2020 increased by $676.1 million, or 13.2%, from total deposits of $5.12 billion at December 31, 2019. Total deposits at December 31, 2019 increased by $173.5 million, or 3.5%, over the year-end 2018 balance of $4.95 billion. The increase in deposits in 2020 reflects net increases in noninterest-bearing demand deposits of $339.7 million, savings and money market deposits of $332.0 million and interest-bearing demand deposits of $131.9 million. The net increases were partially offset by decreases in other time deposits greater than $100,000 (excluding government time deposits) totaling $78.1 million, government time deposits of $32.7 million and time deposits less than $100,000 of $16.7 million. The deposit of funds from PPP and other stimulus programs into new and existing deposit accounts, combined with an increase in rate of personal savings largely contributed to the increase in deposits in 2020. In addition, off-balance sheet investment funds from several large clients were brought back into deposit accounts. The addition of funds from PPP and other stimulus programs may be temporary as PPP funds are spent by the businesses in accordance with the program. Going forward, the Company is focused on expanding banking relationships with the new businesses we assisted with PPP.

Core deposits totaled $5.05 billion at December 31, 2020 and increased by $786.9 million, or 18.5%, from December 31, 2019, which increased by $243.4 million or 6.1% from December 31, 2018. Core deposits as a percentage of total deposits was 87.1% at December 31, 2020, compared to 83.2% at December 31, 2019 and 81.2% at December 31, 2018. For additional information regarding the contractual maturities of our time deposits, See Note 10 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 91 bp in 2020, while savings and money market deposit rates decreased by 20 bp. The average rate paid on all deposits decreased 29 bp to 0.19% in 2020 from 0.48% in 2019, which increased from 0.39% in 2018.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$1,691,958	—%	$1,375,903	—%	$1,385,427	—%
Interest-bearing demand deposits	1,078,589	0.05	984,298	0.08	936,034	0.08
Savings and money market deposits	1,830,972	0.13	1,556,766	0.33	1,494,658	0.13
Time deposits	954,358	0.78	1,068,734	1.69	1,194,579	1.40
Total	$5,555,877	0.19	$4,985,701	0.48	$5,010,698	0.39

We expect overall deposit rates to hold relatively steady in 2021 based on the Federal Open Market Committee's recent statements. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth contractual obligations (excluding deposit liabilities) as of December 31, 2020.

Table 18. Contractual Obligations

	Payments Due By Period
(Dollars in thousands)	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short-term borrowings	$22,000	$—	$—	$—	$22,000
Long-term debt	—	—	—	106,547	106,547
Pension plan and SERP obligations	1,932	4,205	4,180	24,342	34,659
Operating leases	6,408	11,350	9,886	32,086	59,730
Purchase obligations	31,796	31,406	22,306	501	86,009
Other long-term liabilities	10,518	6,589	34	43	17,184
Total	$72,654	$53,550	$36,406	$163,519	$326,129

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

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking actions to terminate, the Company's defined benefit retirement plan. Final settlement is expected to occur in 2022.

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

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic), and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital (whether debt and/or equity) or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $546.7 million at December 31, 2020, an increase of $18.2 million, or 3.4%, from the $528.5 million at December 31, 2019, which increased by $36.8 million, or 7.5%, from December 31, 2018. When expressed as a percentage of total assets, shareholders' equity was 8.3% at December 31, 2020, compared to 8.8% at December 31, 2019 and 8.5% at December 31, 2018.

The increase in shareholders' equity from December 31, 2019 to December 31, 2020 was primarily attributable to net income of $37.3 million and accumulated other comprehensive income of $11.7 million, partially offset by cash dividends paid of $25.9 million and the repurchase of 206,802 shares of our common stock for a total cost of $4.7 million, under our stock repurchase program. During 2020 we repurchased approximately 0.7% of our common stock outstanding at December 31, 2019.
The increase in shareholders' equity from December 31, 2018 to December 31, 2019 was primarily attributable to: net income of $58.3 million and accumulated other comprehensive income of $27.6 million, partially offset by the repurchase of 797,003 shares of our common stock for a total cost of $22.8 million, under our stock repurchase program and cash dividends paid of $25.7 million. During 2019 we repurchased approximately 2.8% of our common stock outstanding at December 31, 2018.

Our tangible common equity ratio was 8.29% at December 31, 2020, compared to 8.79% at December 31, 2019 and 8.47% at December 31, 2018. Our book value per share was $19.40, $18.68, and $16.97 at year-end 2020, 2019 and 2018, respectively. The decrease in our tangible common equity ratio in 2020 from 2019 was primarily attributable to the significant increase in total assets, primarily attributable to the loans originated under the PPP program. The increase in our book value per share from 2019 was primarily attributable to net income and other comprehensive income recorded in 2020 of $37.3 million and $11.7 million, respectively, combined with the suspension of the share repurchase program in 2020.

The tangible common equity ratio is a non-GAAP financial measure which should be read and used in conjunction with the Company's GAAP financial information. Comparison of our tangible common equity ratio with those of other companies may not be possible because other companies may calculate the tangible common equity ratio differently. Our tangible common equity ratio is derived by dividing common shareholders' equity, less intangible assets (excluding mortgage servicing rights), by total assets, less intangible assets (excluding mortgage servicing rights). As of December 31, 2020, 2019 and 2018, the Company did not own any intangible assets.

The following table sets forth a reconciliation of our tangible common equity ratio for each of the dates indicated:

Table 19. Reconciliation to Tangible Common Equity Ratio

	December 31,
(Dollars in thousands)	2020	2019	2018
Total shareholders’ equity	$546,685	$528,520	$491,725
Less:
Preferred stock	—	—	—
Other intangible assets (core deposit premium)	—	—	—
Tangible common equity	$546,685	$528,520	$491,725

Total assets	$6,594,583	$6,012,672	$5,807,026
Less: Other intangible assets (core deposit premium)	—	—	—
Tangible assets	$6,594,583	$6,012,672	$5,807,026

Tangible common equity to tangible assets	8.29%	8.79%	8.47%

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

We also previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes totaled $53.8 million as of December 31, 2020, and includes $1.2 million in debt issuance costs, which are being amortized over the expected life.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2020, on a stand-alone basis, CPF had an available cash balance of approximately $11.2 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2020, the bank had Statutory Retained Earnings of $82.5 million.

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

In 2019, 797,003 shares of common stock, at a cost of $22.8 million, were repurchased under the previous share repurchase plan and the 2019 Repurchase Plan combined.

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2020 Repurchase Plan"). The 2020 Repurchase Plan replaced and superseded in its entirety the 2019 Repurchase Plan, which had $19.8 million in remaining repurchase authority.

In March 2020, the Company temporarily suspended the 2020 Repurchase Plan due to uncertainty during the current COVID-19 pandemic.

In 2020, 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the 2019 Repurchase Plan. A total of $26.6 million remained available for repurchase under the 2020 Repurchase Plan at December 31, 2020.

In January 2021, the Company’s Board of Directors approved a new authorization to resume repurchases of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The new repurchase plan replaces and supersedes in its entirety the 2020 Repurchase Plan. Our ability to repurchase shares is subject to the discretion of our Board of Directors and approval of our regulators, and there can be no assurance that the Board will repurchase shares of our common stock in the future.

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

The Board of Directors overall, and its Board Compliance Committee more specifically, oversees cybersecurity risk. The Executive Committee overall, and our Chief Legal Officer, our Chief Technology Officer and our Chief Information Officer more specifically, manages the cybersecurity risk at the operational level. Various reports on cybersecurity are provided to our Executive Committee and a quarterly update is provided to the Board Compliance Committee and the Board of Directors.

As a complement to the overall cybersecurity infrastructure, the bank utilizes a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to require the reporting of potential phishing attacks or other security risks. The bank also uses third party services as part of its cybersecurity framework, and any such third parties are required to comply with the bank’s policies regarding information security and confidentiality. In addition, the bank retains third party groups to assess and supplement the bank’s cybersecurity needs. These cyber-attacks have not, to date, resulted in any material disruption to the bank’s operations or harm to its customers and have not had a material adverse effect on the bank’s results of operations; however, there can be no assurance that a sophisticated cyber-attack can be detected or thwarted.

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

Our risk management policies and codes of ethical conduct are cornerstones for controlling compliance risk. An integral part of controlling this risk is the proper training and development of employees. The Director of Compliance is responsible for developing and executing a comprehensive compliance training program. The Director of Compliance, in consultation with our internal and external legal counsel, seeks to provide our employees with adequate training commensurate to their job functions to ensure compliance with banking laws and regulations.

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

Our risk management team conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our employees are adhering to established policies and procedures. Any material exceptions identified are brought forward to the appropriate department head, the Audit Committee and the Board Compliance Committee.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention. The Director of Compliance reviews formal complaints to determine if a significant compliance risk exists and communicates those findings to our Board Compliance Committee.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2020. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 20. Rate Sensitivity of Assets, Liabilities and Equity

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
Assets
Interest-bearing deposits in other financial institutions	$6,521	$—	$—	$—	$—	$—	$6,521
Investment securities	82,150	17,909	37,077	135,741	909,732	1,351	1,183,960
Loans held for sale	16,687	—	—	—	—	—	16,687
Loans	1,173,812	423,336	759,117	1,552,274	1,063,465	(7,891)	4,964,113
FHLB stock	8,237	—	—	—	—	—	8,237
Other assets	—	—	—	—	—	415,065	415,065
Total assets	$1,287,407	$441,245	$796,194	$1,688,015	$1,973,197	$408,525	$6,594,583

Liabilities and Equity
Noninterest-bearing deposits	$1,790,269	$—	$—	$—	$—	$—	$1,790,269
Interest-bearing deposits	3,443,765	283,910	185,208	73,341	19,625	—	4,005,849
FHLB advances and other short-term borrowings	22,000	—	—	—	—	—	22,000
Long-term debt	51,547	—	—	—	53,838	—	105,385
Lease liability	—	—	—	—	—	47,191	47,191
Other liabilities	—	—	—	—	—	77,156	77,156
Equity	—	—	—	—	—	546,733	546,733
Total liabilities and equity	$5,307,581	$283,910	$185,208	$73,341	$73,463	$671,080	$6,594,583

Interest rate sensitivity gap	$(4,020,174)	$157,335	$610,986	$1,614,674	$1,899,734	$(262,555)	$—

Cumulative interest rate sensitivity gap	$(4,020,174)	$(3,862,839)	$(3,251,853)	$(1,637,179)	$262,555	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of December 31, 2020, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	3.76%
-100bp	(3.91)%

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

Table 21. Interest Rate Sensitivity

	Expected Maturity Within
(Dollars in thousands)	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
Interest-sensitive assets
Interest-bearing deposits in other financial institutions	$6,521	$—	$—	$—	$—	$—	$6,521	$6,521
Weighted average yields	0.09%	0.00%	0.00%	0.00%	0.00%	0.00%	0.09%

Fixed-rate investment securities	$103,048	$104,023	$31,840	$20,048	$24,114	$866,391	$1,149,464	$1,149,464
Weighted average yields	2.10%	2.44%	2.34%	2.44%	2.73%	1.92%	2.02%

Variable-rate investment securities	$2,983	$2,715	$2,470	$3,343	$1,947	$19,687	$33,145	$33,145
Weighted average yields	1.39%	1.39%	1.39%	1.49%	1.38%	1.38%	1.39%

Equity investment securities	$—	$—	$—	$—	$—	$1,351	$1,351	$1,351
Weighted average yields	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed-rate loans	$1,151,670	$684,584	$424,350	$294,446	$212,738	$355,575	$3,123,363	$3,013,028
Weighted average yields	3.14%	3.55%	3.84%	3.72%	3.64%	3.60%	3.47%

Variable-rate loans	$728,011	$417,209	$282,750	$173,399	$109,429	$154,530	$1,865,328	$1,799,435
Weighted average yields	3.43%	3.05%	2.91%	2.95%	3.12%	2.98%	3.17%

Total - December 31, 2020	$1,992,233	$1,208,531	$741,410	$491,236	$348,228	$1,397,534	$6,179,172	$6,002,944

Total - December 31, 2019	$1,676,752	$1,101,046	$858,780	$562,806	$421,101	$987,945	$5,608,430	$5,554,224

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$3,106,931	$—	$—	$—	$—	$—	$3,106,931	$3,106,931
Weighted average rates paid	0.05%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%

Time deposits	$804,701	$58,320	$15,952	$11,500	$8,111	$334	$898,918	$899,562
Weighted average rates paid	0.25%	0.94%	0.85%	1.07%	0.49%	0.35%	0.31%

FHLB advances and other short-term borrowings	$22,000	$—	$—	$—	$—	$—	$22,000	$22,000
Weighted average rates paid	0.29%	0.00%	0.00%	0.00%	0.00%	0.00%	0.29%

Long-term debt	$—	$—	$—	$—	$—	$105,385	$105,385	$92,488
Weighted average rates paid	0.00%	0.00%	0.00%	0.00%	0.00%	3.67%	3.67%

Total - December 31, 2020	$3,933,632	$58,320	$15,952	$11,500	$8,111	$105,719	$4,133,234	$4,120,981

Total - December 31, 2019	$3,764,776	$60,469	$21,690	$9,956	$12,239	$51,908	$3,921,038	$3,914,227

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2020 was 85.6% compared to 86.9% at December 31, 2019. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $76.8 million in 2020, $72.2 million in 2019, and $103.5 million in 2018. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $596.9 million, $129.0 million and $211.1 million in 2020, 2019 and 2018, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. In 2020, 2019 and 2018, net loan originations accounted for $479.6 million, $237.5 million and $250.2 million, respectively, of cash used in investing activities. In addition, purchases of portfolio loans totaled $53.2 million, $140.1 million and $58.6 million in 2020, 2019 and 2018, respectively. Net purchases of investment securities totaled $49.7 million in 2020, compared to net proceeds received from sales and maturities of investment securities of $253.6 million and $111.2 million in 2019 and 2018, respectively. Net purchases of premises and equipment totaled $26.0 million, $7.2 million and $3.2 million in 2020, 2019 and 2018, respectively. Investing activities included proceeds from sales of loans originated for investment in 2020 totaled $10.7 million. We did not sell any loans originated for investment in 2019 and 2018. Proceeds from sales of foreclosed loans and other real estate of $0.2 million, $0.1 million, and $46 thousand in 2020, 2019 and 2018, respectively.

Cash provided by financing activities totaled $521.2 million, $57.6 million, and $127.6 million in 2020, 2019 and 2018, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2020 and 2019, deposits increased by $676.1 million and $173.5 million, respectively, compared to a net decrease in deposits of $9.9 million in 2018. Net cash outflows of FHLB advances and short-term borrowings totaled $128.0 million in 2020 and $47.0 million in 2019, compared to net cash inflows from FHLB advances and short-term borrowings of $165.0 million in 2018. Repayments of long-term debt totaled $115.9 million, $20.6 million and $20.6 million in 2020, 2019 and 2018, respectively. Proceeds from long-term debt totaled $119.8 million and $50.0 million in 2020 and 2018, respectively. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth or contraction during the period. Capital transactions, primarily cash dividends and stock repurchases, totaled $30.7 million, $48.3 million and $57.0 million of cash used in 2020, 2019 and 2018, respectively.

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

The bank is a member of and maintained a $1.81 billion line of credit with the FHLB as of December 31, 2020, of which $1.52 billion remained available as of December 31, 2020. Short-term advances under this arrangement totaled $22.0 million and $150.0 million at December 31, 2020 and 2019, respectively. There were no long-term advances with the FHLB outstanding at December 31, 2020 as $25 million in long-term advances matured and $25 million in long-term advances were prepaid during 2020. Long-term advances with the FHLB as of December 31, 2019 totaled $50.0 million. FHLB advances outstanding at December 31, 2019 were secured by certain real estate loans with a carrying value of $2.48 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $268.0 million and $78.9 million at December 31, 2020 and 2019, respectively.

The bank also maintained a line of credit with the Federal Reserve discount window of $64.5 million and $65.3 million as of December 31, 2020 and 2019, respectively. There were no advances outstanding under this arrangement at December 31, 2020 and 2019. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $136.9 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2020, net cash provided by operating activities amounted to $24.1 million. The primary source of funds in operating activities included dividends received from the bank of $24.0 million. Net cash provided by financing activities amounted to $23.2 million. During the fourth quarter of 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which was partially offset by $1.2 million in debt issuance costs, cash dividends of $25.9 million paid to our common shareholders and repurchases of common stock totaling $4.7 million. Cash used in investing activities included a $46.8 million contribution to the bank from the proceeds received from the private placement.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts, interest rate swaps and options, and risk participation agreements. These instruments and the related off-balance sheet exposures are discussed in detail in Note 24 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

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

Shareholders and the Board of Directors of
Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standard Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans –Reasonable and Supportable Forecasts - Refer to Notes 1 and 5 to the financial statements (also see change in accounting principle explanatory paragraph above)

The Company adopted ASC 326, Financial Instruments – Credit Losses, on January 1, 2020, using the modified retrospective method. The allowance for credit losses is an accounting estimate of expected credit losses over the estimated life of financial asset (or a group of financial assets), including the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The Company disclosed the impact of the adoption of this standard on January 1, 2020, with an increase in the allowance for credit losses on loans of $3,566,000. The provision for credit losses on loans for the year ended December 31, 2020 was $38,930,000 and the allowance for credit losses on loans as of December 31, 2020 was $83,269,000.

The allowance for credit losses on loans under the current expected credit loss methodology required by ASC 326 is based on relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Historical credit loss experience provides the basis for the Company’s expected credit loss estimate. The economic forecast used in the current expected credit loss methodology includes both National and Hawaii specific economic indicators. The Company performed a loss driver analysis to determine relevant economic indicators with a strong correlation to the historical loss experience used as the basis for the expected credit loss estimate. Significant management judgments are required in the development and application of reasonable and supportable forecasts.

We identified reasonable and supportable forecasts used in the implementation and subsequent application of ASC 326 as a critical audit matter because of the significant auditor judgment and audit effort to evaluate the subject judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
◦The conceptual design of the reasonable and supportable forecast methodology,
◦Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
◦The accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of the underlying data.

•Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:

◦Evaluation of the conceptual design of the reasonable and supportable forecast methodology,
◦Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
◦Testing the accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of the underlying data.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 23, 2021

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$97,546	$78,418
Interest-bearing deposits in other financial institutions	6,521	24,554
Investment securities:
Available-for-sale debt securities, at fair value	1,182,609	1,126,983
Equity securities, at fair value	1,351	1,127
Total investment securities	1,183,960	1,128,110

Loans held for sale	16,687	9,083
Loans	4,964,113	4,449,540
Allowance for credit losses	(83,269)	(47,971)
Loans, net of allowance for credit losses	4,880,844	4,401,569

Premises and equipment, net	65,278	46,343
Accrued interest receivable	20,224	16,500
Investment in unconsolidated subsidiaries	29,968	17,115
Other real estate owned, net	—	164
Mortgage servicing rights, net	11,865	14,718
Bank-owned life insurance	163,161	159,656
Federal Home Loan Bank ("FHLB") stock	8,237	14,983
Right-of-use lease asset	45,857	52,348
Other assets	64,435	49,111
Total assets	$6,594,583	$6,012,672

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,790,269	$1,450,532
Interest-bearing demand	1,174,888	1,043,010
Savings and money market	1,932,043	1,600,028
Time	898,918	1,026,453
Total deposits	5,796,118	5,120,023

FHLB advances and other short-term borrowings	22,000	150,000
Long-term debt	105,385	101,547
Lease liability	47,191	52,632
Other liabilities	77,156	59,950
Total liabilities	6,047,850	5,484,152

Contingent liabilities and other commitments (see Note 23)

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2020, and December 31, 2019	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,183,340 at December 31, 2020 and 28,289,257 at December 31, 2019	442,635	447,602
Additional paid-in capital	94,842	91,611
Accumulated deficit	(10,920)	(19,102)
Accumulated other comprehensive income	20,128	8,409
Total shareholders' equity	546,685	528,520
Non-controlling interest	48	—
Total equity	546,733	528,520
Total liabilities and equity	$6,594,583	$6,012,672

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$186,129	$182,657	$159,456
Interest and dividends on investment securities:
Taxable investment securities	23,302	29,454	34,501
Tax-exempt investment securities	2,392	3,044	3,696
Dividend income on investment securities	69	63	61
Interest on deposits in other financial institutions	46	201	365
Dividend income on FHLB stock	480	964	215
Total interest income	212,418	216,383	198,294
Interest expense:
Interest on deposits:
Demand	510	800	734
Savings and money market	2,416	5,100	2,000
Time	7,489	18,044	16,770
Interest on short-term borrowings	718	4,285	1,236
Interest on long-term debt	3,602	4,080	4,556
Total interest expense	14,735	32,309	25,296
Net interest income	197,683	184,074	172,998
Provision (credit) for credit losses	39,117	6,317	(1,124)
Net interest income after provision for credit losses	158,566	177,757	174,122
Other operating income:
Mortgage banking income	13,682	6,685	8,062
Service charges on deposit accounts	6,234	8,406	8,406
Other service charges and fees	14,867	15,113	14,028
Income from fiduciary activities	4,829	4,395	4,245
Income from bank-owned life insurance	3,803	3,105	2,117
Net loss on sales of foreclosed assets	(15)	(145)	—
Equity in earnings of unconsolidated subsidiaries	415	257	233
Net gains (losses) on sales of investment securities	(201)	36	(279)
Other	1,584	3,949	1,992
Total other operating income	45,198	41,801	38,804
Other operating expense:
Salaries and employee benefits	85,101	82,290	75,352
Net occupancy	15,162	14,299	13,763
Legal and professional services	9,035	7,354	7,330
Computer software expense	12,717	10,812	9,841
Amortization of core deposit premium	—	—	2,006
Communication expense	3,225	3,551	3,410
Equipment	4,531	4,353	4,239
Advertising expense	3,791	2,661	2,675
Foreclosed asset expense	71	251	574
Other	21,098	16,060	15,492
Total other operating expense	154,731	141,631	134,682
Income before income taxes	49,033	77,927	78,244
Income tax expense	11,760	19,605	18,758
Net income	$37,273	$58,322	$59,486

Per common share data:
Basic earnings per share	$1.33	$2.05	$2.02
Diluted earnings per share	1.32	2.03	2.01
Cash dividends declared	0.92	0.90	0.82

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$37,273	$58,322	$59,486

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	11,826	27,568	(14,122)
Defined benefit plans	(107)	34	1,043
Total other comprehensive income (loss), net of tax	11,719	27,602	(13,079)

Comprehensive income	$48,992	$85,924	$46,407

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2017	30,024,222	$—	$503,988	$86,098	$(89,036)	$(1,039)	$24	$500,035
Impact of the adoption of new accounting standards (1)	—	—	—	—	139	(139)	—	—
Adjusted balance at January 1, 2018	30,024,222	—	503,988	86,098	(88,897)	(1,178)	24	500,035
Impact of the adoption of new accounting standards (2)	—	—	—	—	1,836	(1,836)	—	—
Net income	—	—	—	—	59,486	$—	—	59,486
Other comprehensive loss	—	—	—	—	—	(13,079)	—	(13,079)
Cash dividends declared ($0.82 per share)	—	—	—	—	(24,143)	—	—	(24,143)
16,950 net shares of common stock sold by directors' deferred compensation plan	—	—	(504)	—	—	—	—	(504)
1,155,157 shares of common stock repurchased and other related costs	(1,155,157)	—	(32,824)	—	—	—	—	(32,824)
Share-based compensation expense	98,650	—	—	2,778	—	—	—	2,778
Non-controlling interest	—	—	—	—	—	—	(24)	(24)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (3)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	58,322	—	—	58,322
Other comprehensive income	—	—	—	—	—	27,602	—	27,602
Cash dividends declared ($0.90 per share)	—	—	—	—	(25,706)	—	—	(25,706)
14,600 net shares of common stock sold by directors' deferred compensation plan	—	—	(416)	—	—	—	—	(416)
797,003 shares of common stock repurchased and other related costs	(797,003)	—	(22,793)	—	—	—	—	(22,793)
Share-based compensation expense	118,545	—	151	2,735	—	—	—	2,886
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (4)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	37,273	—	—	37,273
Other comprehensive income	—	—	—	—	—	11,719	—	11,719
Cash dividends declared ($0.92 per share)	—	—	—	—	(25,935)	—	—	(25,935)
13,000 net shares of common stock sold by directors' deferred compensation plan	—	—	(218)	—	—	—	—	(218)
206,802 shares of common stock repurchased and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation expense	100,885	—	—	3,231	—	—	—	3,231
Non-controlling interest	—	—	—	—	—	—	48	48
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-01.
(2) Represents the impact of the adoption of ASU 2018-02.
(3) Represents the impact of the adoption of ASU 2017-12.
(4) Represents the impact of the adoption of ASU 2016-13.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,273	$58,322	$59,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	39,117	6,317	(1,124)
Depreciation and amortization of premises and equipment	6,223	6,139	6,288
Loss on sale of premises and equipment	839	—	—
Non-cash lease expense	1,051	284	—
Cash flows from operating leases	(6,371)	(6,230)	—
Amortization of mortgage servicing rights and core deposit premium	6,167	2,460	3,865
Write down of other real estate, net of loss (gain) on sale	79	252	431
Net amortization and accretion of premium/discounts on investment securities	9,905	9,271	10,907
Share-based compensation expense	3,231	2,735	2,778
Net loss (gain) on sales of investment securities	201	(36)	279
Net gain on sales of residential mortgage loans	(16,043)	(4,128)	(4,085)
Proceeds from sales of loans held for sale	418,381	207,686	240,137
Origination of loans held for sale	(409,942)	(205,994)	(226,363)
Equity in earnings of unconsolidated subsidiaries	(415)	(257)	(233)
Distributions from unconsolidated subsidiaries	330	246	685
Net increase in cash surrender value of bank-owned life insurance	(5,845)	(3,259)	(2,248)
Deferred income tax expense (benefit)	(13,087)	(3,965)	7,874
Net tax benefits (expense) from share-based compensation	(258)	253	144
Net change in other assets and liabilities	5,956	2,096	4,665
Net cash provided by operating activities	76,792	72,192	103,486

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	351,180	252,079	143,876
Proceeds from sales of available-for-sale investment securities	180,103	53,935	10,014
Purchases of available-for-sale investment securities	(581,008)	(55,011)	(85,366)
Redemption of MasterCard Class B common stock	—	2,555	—
Proceeds from maturities of and calls on held-to-maturity investment securities	—	—	42,722
Loan (originations) and payments, net	(479,619)	(237,493)	(250,188)
Purchases of loan portfolios	(53,158)	(140,085)	(58,564)
Proceeds from sales of loans originated for investment	10,691	—	—
Proceeds from sales of foreclosed loans and other real estate	213	140	46
Proceeds from bank-owned life insurance death benefits	2,340	1,043	1,101
Purchases of premises and equipment	(25,997)	(7,197)	(3,225)
Distributions from unconsolidated subsidiaries	—	622	622
Contributions to unconsolidated subsidiaries	(8,437)	(1,222)	(3,297)
Proceeds from redemption (purchases) of FHLB stock	6,746	1,662	(8,884)
Net cash used in investing activities	(596,946)	(128,972)	(211,143)

Cash flows from financing activities:
Net increase (decrease) in deposits	676,095	173,533	(9,864)
Proceeds from long-term debt	119,782	—	50,000
Repayments of long-term debt	(115,944)	(20,619)	(20,619)
Net (decrease) increase in FHLB advances and other short-term borrowings	(128,000)	(47,000)	165,000
Cash dividends paid on common stock	(25,935)	(25,706)	(24,143)
Repurchases of common stock	(4,749)	(22,793)	(32,824)
Net proceeds from issuance of common stock and stock option exercises	—	151	—
Net cash provided by financing activities	521,249	57,566	127,550

Net increase (decrease) in cash and cash equivalents	1,095	786	19,893

Cash and cash equivalents at beginning of year	102,972	102,186	82,293
Cash and cash equivalents at end of year	$104,067	$102,972	$102,186

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,296	$33,072	$23,943
Income taxes	20,044	24,101	23

Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$218	$416	$504
Net reclassification of loans to foreclosed loans and other real estate	128	142	40
Net transfer of portfolio loans to loans held for sale	6,565	—	—
Net transfer of investment securities from held-to-maturity to available-for-sale	—	(149,042)	—
Right-of-use lease assets obtained in exchange for lease liabilities	—	56,779	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019, and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 31 branches and 69 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, full-service ATMs, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

Reclassifications

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income, the consolidated balance sheets and the consolidated statements of cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 2020, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank also concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements.

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

We have low income housing tax credit partnership investments that are accounted for under the proportional amortization method and are included in investment in unconsolidated subsidiaries. We also have non-controlling equity investments in affiliates that are accounted for under the cost method and are also included in investment in unconsolidated subsidiaries.

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.3 million, $28.1 million and $1.6 million, respectively, at December 31, 2020 and $0.2 million, $15.3 million and $1.6 million, respectively, at December 31, 2019. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread across the globe. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic, effectiveness of vaccines, and actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to be sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for credit losses, reserve for credit losses on off-balance sheet credit exposures, deferred income tax assets and income tax expense, valuation of investment securities, mortgage servicing rights and the related amortization thereon, pension liability and the fair value of certain financial instruments.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2020 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2020.

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

Changes in the ACL are recorded as a provision (credit) for credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of December 31, 2020, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.9 million and $4.3 million as of December 31, 2020 and 2019, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of December 31, 2020.

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

Loans originated with the intent to be held in our portfolio are subsequently transferred to held for sale when our intent to hold for the foreseeable future has changed. At the time of a loan's transfer to the held for sale account, the loan is recorded at the lower of cost or fair value. Any reduction in the loan's value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding reduction in the allowance for credit losses.

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

We sell residential mortgage loans under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of estimated credit losses resulting from repurchased loans.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $16.2 million and $12.0 million at December 31, 2020 and 2019, respectively, and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to reserve on the accrued interest receivable for loans on active payment forbearance or deferral. As a result, during the third quarter of 2020, the Company recorded a reserve of $0.2 million against accrued interest receivable with the offset recorded to provision for credit losses. The reserve remained unchanged at December 31, 2020 and will be reassessed quarterly.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the CARES Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. Section 4013 and the interagency guidance are being applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19.

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

The Company uses the Moody’s Analytics Baseline forecast for its economic forecast consideration. The Moody’s Analytics Baseline forecast includes both National and Hawaii specific economic indicators. The Moody’s Analytics forecast service is widely used in the industry and is reasonable and supportable. It is updated at least monthly and includes a variety of upside and downside economic scenarios from the Baseline. Generally the Company will use the most recent Baseline forecast from Moody’s as of the balance sheet date. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that factors in other potential economic scenarios available by Moody’s Analytics or may apply overrides to its statistical models to enhance the reasonableness of its loss estimates.

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

The Company has identified the following portfolio segments to measure the allowance for credit losses. For all segments the economic forecast length is one year and reversion method is one year.

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

Paycheck Protection Program ("PPP") loans are also in this category and are considered lower risk as they are guaranteed by the Small Business Administration ("SBA") and may be forgivable in whole or in part in accordance with the requirements of the PPP.

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

Below is a description of the methodologies mentioned above:

Probability of Default ("PD")/Loss Given Default ("LGD")

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, days past due, delinquency counters, TDR status and nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula "PD times LGD".

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

Weighted-Average Remaining Maturity ("WARM")

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

Determining the Term

Expected credit losses represent life-of-loan loss estimates and are calculated based on the estimated remaining life of the loans which considers the contractual term of the loans, prepayments and other assumptions. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. If such renewal options or extensions are present, these options are evaluated in determining the contractual term.

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

PCD financial assets, if any, are recorded at the amount paid. An ACL for PCD financial assets will be determined using the same methodology as other financial assets. The initial ACL determined on a collective basis is allocated to individual financial assets. The sum of the financial asset’s purchase price and the ACL becomes its initial amortized cost. The difference between the initial amortized costs basis and the par value of the financial asset is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through the provision for credit losses

Premises and Equipment

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

Other Real Estate

Other real estate is composed of properties acquired through deed-in-lieu or foreclosure proceedings and is initially recorded at fair value less estimated costs to sell the property, thereby establishing the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the ACL. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. Increases or decreases in the valuation allowance are included in other operating expense. Net gains or losses recognized on the sale of these properties are included in other operating income.

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

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, and servicing income and costs. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and government FHA loans) include average discount rates, servicing cost and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

Non-Controlling Interest

Non-controlling interest is comprised of capital and undistributed profits of the member of Oahu HomeLoans, LLC, other than the bank. As a result, non-controlling interest on our consolidated balance sheet totaled $48 thousand at December 31, 2020 and none at December 31, 2019.

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

The following table illustrates the impact of ASC 326:

	January 1, 2020
(Dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on loans:
Commercial, financial & industrial	$(7,509)	$(8,136)	$627
Real estate:
Construction	(2,271)	(1,792)	(479)
Residential mortgage	(13,935)	(13,327)	(608)
Home equity	(2,592)	(4,206)	1,614
Commercial mortgage	(13,737)	(11,113)	(2,624)
Consumer	(11,493)	(9,397)	(2,096)
Subtotal	(51,537)	(47,971)	(3,566)

Net deferred tax assets (included in other assets)	17,692	16,541	1,151

Liabilities:
Reserve for off-balance sheet credit exposures (included in other liabilities)	(2,012)	(1,272)	(740)

Equity:
Accumulated deficit	22,257	19,102	3,155

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

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans." Like ASU 2018-13, this ASU is part of the FASB's disclosure framework project. This ASU modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for the Company's reporting period ending December 31, 2020. The Company adopted ASU 2018-14 effective December 31, 2020 and it did not have a material impact on disclosures in our consolidated financial statements.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic ("COVID-19") and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is being applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)." This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. It also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for annual periods beginning after December 15, 2020 for public business entities . The Company does not expect the ASU to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives. The ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of these ASUs, but does not expect them to have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." This ASU issues improvements to the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified, reducing the likelihood that disclosure requirements would be missed. The ASU is effective for annual periods beginning after December 15, 2020 for public business entities . The Company does not expect the ASU to have a material impact on our consolidated financial statements.

2. RESERVE REQUIREMENTS

On March 15, 2020, the Federal Reserve Board announced a reduction in the reserve requirement ratios on deposits to zero percent effective March 26, 2020 to support lending activity. As a result, the bank is no longer required to hold reserves on deposits. Balances held by our bank at the Federal Reserve Bank of San Francisco at December 31, 2020 and 2019 were $80.7 million and $58.7 million, respectively.

3. INVESTMENT SECURITIES

A summary of our available-for-sale investment securities as of December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2020
Available-for-Sale:
Debt securities:
States and political subdivisions	$163,573	$5,370	$(177)	$168,766	$—
Corporate securities	47,351	788	(131)	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,413	18	(286)	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	762,309	16,816	(299)	778,826	—
Residential - Non-government sponsored entities ("Non-GSEs")	22,671	786	(34)	23,423	—
Commercial - U.S. GSEs and agencies	85,405	2,564	(500)	87,469	—
Commercial - Non-GSEs	41,309	1,663	—	42,972	—
Total available-for-sale investment securities	$1,156,031	$28,005	$(1,427)	$1,182,609	$—

Equity securities	$1,068	$283	$—	$1,351	—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-Sale:
Debt securities:
States and political subdivisions	$119,755	$2,303	$(40)	$122,018
Corporate securities	30,277	252	—	30,529
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,769	10	(398)	40,381
Mortgage-backed securities:
Residential - U.S. GSEs	673,918	6,003	(2,099)	677,822
Residential - Non-GSEs	36,377	830	(16)	37,191
Commercial - U.S. GSEs and agencies	80,773	1,198	(746)	81,225
Commercial - Non-GSEs	134,676	3,141	—	137,817
Total available-for-sale investment securities	$1,116,545	$13,737	$(3,299)	$1,126,983

Equity securities	$935	$192	$—	$1,127

The amortized cost and fair value of our equity investment securities is as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2020
Equity securities	$1,068	$1,351

December 31, 2019
Equity securities	935	1,127

On January 1, 2019 in conjunction with the adoption of ASU 2017-12, the Company transferred all of its held-to-maturity investment securities with an amortized cost of $148.5 million and fair value of $144.3 million to its available-for-sale investment securities portfolio.

The amortized cost and estimated fair value of our investment securities at December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in one year or less	$17,491	$17,639
Due after one year through five years	32,863	33,965
Due after five years through ten years	93,241	95,862
Due after ten years	100,742	102,453
Mortgage-backed securities
Residential - U.S. GSEs	762,309	778,826
Residential - Non-GSEs	22,671	23,423
Commercial - U.S. GSEs and agencies	85,405	87,469
Commercial - Non-GSEs	41,309	42,972
Total available-for-sale investment securities	$1,156,031	$1,182,609

Equity securities	$1,068	$1,351

In 2020, proceeds from the sale of available-for-sale investment securities were $180.1 million and resulted in a net realized loss of $0.2 million. Gross realized losses and gains on the sale of available-for-sale investment securities totaled $0.9 million and $0.7 million, respectively.

In 2019, proceeds from the sale of available-for-sale investment securities were $53.9 million and resulted in a net realized gain of $36 thousand. Gross realized gains and losses on the sale of available-for-sale investment securities totaled $83 thousand and $47 thousand, respectively.

Investment securities of $483.6 million and $719.8 million at December 31, 2020 and 2019, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 37 and 81 securities in an unrealized or unrecognized loss position at December 31, 2020 and 2019, respectively. The following table summarizes securities which were in an unrealized or unrecognized loss position at December 31, 2020 and 2019, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2020
Debt securities:
States and political subdivisions	$21,313	$(177)	$—	$—	$21,313	$(177)
Corporate securities	4,869	(131)	—	—	4,869	(131)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,980	(24)	20,925	(262)	26,905	(286)

Mortgage-backed securities:
Residential - U.S. GSEs	76,402	(299)	—	—	76,402	(299)
Residential - Non-GSEs	989	(34)	—	—	989	(34)
Commercial - U.S. GSEs and agencies	16,977	(500)	—	—	16,977	(500)
Total temporarily impaired securities	$126,530	$(1,165)	$20,925	$(262)	$147,455	$(1,427)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2019
Debt securities:
States and political subdivisions	$1,754	$(9)	$801	$(31)	$2,555	$(40)
U.S. Treasury obligations and direct obligations of U.S Government agencies	18,882	(143)	19,031	(255)	37,913	(398)

Mortgage-backed securities:
Residential - U.S. GSEs	54,335	(283)	214,295	(1,816)	268,630	(2,099)
Residential - Non-GSEs	8,206	(16)	—	—	8,206	(16)
Commercial - U.S. GSEs and agencies	32,067	(746)	—	—	32,067	(746)
Total temporarily impaired securities	$115,244	$(1,197)	$234,127	$(2,102)	$349,371	$(3,299)

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

Visa and MasterCard Class B Common Stock

As of December 31, 2020, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS

Loans, excluding loans held for sale, net of ACL under ASC 326 as of December 31, 2020 and loans, excluding loans held for sale, net of ACL under previous GAAP as December 31, 2019 consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program ("SBA PPP")	$425,993	$—
Other	545,136	570,089
Real estate:
Construction	125,625	96,139
Residential mortgage	1,687,251	1,595,801
Home equity	550,216	490,239
Commercial mortgage	1,158,203	1,124,911
Consumer	479,580	569,516
Subtotal	4,972,004	4,446,695
Net deferred (fees) costs	(7,891)	2,845
Total loans	$4,964,113	$4,449,540

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment's predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial, financial and agricultural segment's predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors of such losses, as well as economic and market conditions. The consumer segment's predominant risk characteristics are employment and income levels as they relate to the consumer.

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. From April 3, 2020, the date the SBA began accepting submissions for the initial round of PPP loans through the end of the program in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million. The Company has developed a PPP forgiveness portal and has begun the process of assisting our customers with applying for forgiveness from the SBA. The Company has engaged a third party to assist with this process. Certain PPP loans paid-off or were forgiven after funding, resulting in a total outstanding balance of $426.0 million and net deferred fees of $9.6 million as of December 31, 2020. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

We transferred three loans totaling $6.6 million to the held-for-sale category during the year ended December 31, 2020, which were sold at a loss of less than $0.1 million. We did not transfer any loans to the held-for-sale category during the year ended December 31, 2019.

The Company has purchased loan portfolios, none of which were credit deteriorated at the time of purchase.

The following table presents loan purchases by class for the periods presented:

(Dollars in thousands)	Consumer - Unsecured	Consumer - Automobile	Total
Year Ended December 31, 2020
Purchases:
Outstanding balance	$54,777	$—	$54,777
Purchase premium (discount)	(1,619)	—	(1,619)
Purchase price	$53,158	$—	$53,158

Year Ended December 31, 2019
Purchases:
Outstanding balance	$112,181	$29,581	$141,762
Purchase premium (discount)	(2,307)	630	(1,677)
Purchase price	$109,874	$30,211	$140,085

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. As of December 31, 2020 and December 31, 2019, related party loan balances were $42.3 million and $36.3 million, respectively.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Commercial, financial and agricultural - Other	$—	$—	$676	$676	$209
Real estate:
Residential mortgage	9,833	—	—	9,833	—
Home equity	524	—	—	524	—
Commercial mortgage	—	626	—	626	—
Total	$10,357	$626	$676	$11,659	$209

The following table presents by class, information related to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	ACL Allocated
Impaired loans:
Commercial, financial and agricultural - Other	$246	$135	$—
Real estate:
Residential mortgage	7,230	6,516	—
Home equity	92	92	—
Commercial mortgage	1,839	1,839	—
Total	9,407	8,582	—

Impaired loans with an ACL recorded:
Commercial, financial and agricultural - Other	467	467	218
Consumer	17	17	17
Total	484	484	235
Total impaired loans	$9,891	$9,066	$235

The following table presents by class, the average recorded investment and interest income recognized on impaired loans during the years ended December 31, 2019 and 2018, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural - Other	$214	$9	$435	$24
Real estate:
Construction	1,018	62	2,436	111
Residential mortgage	8,322	905	12,681	662
Home equity	277	13	482	—
Commercial mortgage	2,098	86	3,368	179
Consumer	3	—	—	—
Total	$11,932	$1,075	$19,402	$976

For the years ended December 31, 2019 and 2018, the amount of interest income recognized on impaired loans within the period that the loans were impaired were primarily related to loans modified in a troubled debt restructuring ("TDR") that were on accrual status. For the years ended December 31, 2019 and 2018, the amount of interest income recognized using a cash-based method of accounting during the period that the loans were impaired was not material.

Foreclosure Proceedings

The Company had $1.6 million and $0.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, we did not foreclose on any loans. During the year ended December 31, 2019, we foreclosed on one portfolio loan with a carrying value of $0.1 million and recorded a gain on the transfer of $22 thousand.

In addition, we sold two foreclosed properties totaling $0.2 million during the year ended December 31, 2020 at a loss of $15 thousand. We sold one foreclosed property totaling $0.1 million during the year ended December 31, 2019 at a loss of $0.2 million.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$416,375	$416,375	$—
Other	613	350	—	1,461	2,424	542,667	545,091	—
Real estate:
Construction	—	—	—	—	—	125,407	125,407	—
Residential mortgage	2,832	689	567	4,115	8,203	1,682,009	1,690,212	4,115
Home equity	273	3	—	524	800	550,466	551,266	524
Commercial mortgage	—	—	—	—	—	1,156,328	1,156,328	—
Consumer	2,725	906	240	92	3,963	475,471	479,434	—
Total	$6,443	$1,948	$807	$6,192	$15,390	$4,948,723	$4,964,113	$4,639

	December 31, 2019
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural - Other	$476	$865	$—	$467	$1,808	$568,496	$570,304	$—
Real estate:
Construction	643	—	—	—	643	95,211	95,854	—
Residential mortgage	1,830	589	724	979	4,122	1,595,679	1,599,801	979
Home equity	759	207	—	92	1,058	489,676	490,734	92
Commercial mortgage	—	397	—	—	397	1,123,018	1,123,415	—
Consumer	3,223	943	286	17	4,469	564,963	569,432	—
Total	$6,931	$3,001	$1,010	$1,555	$12,497	$4,437,043	$4,449,540	$1,071

Interest income totaling $0.4 million, $3.1 million, and $1.2 million was recognized on nonaccrual loans, including loans held for sale, in 2020, 2019 and 2018, respectively. Additional interest income of $0.2 million, $0.3 million, and $0.4 million would have been recognized in 2020, 2019 and 2018, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.2 million, $0.3 million, and $0.7 million was collected and recognized on charged-off loans in 2020, 2019 and 2018, respectively.

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Modifications

TDRs included in nonperforming assets at December 31, 2020 consisted of two Hawaii residential mortgage loans with a combined principal balance of $0.3 million. At December 31, 2019, TDRs included in nonperforming assets consisted of one loan with a principal balance of $0.3 million.

There were $7.8 million of TDRs still accruing interest at December 31, 2020, one of which totaling $0.7 million was more than 90 days delinquent. At December 31, 2019, there were $7.5 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the year ended December 31, 2020 and 2019.

Some loans modified in a TDR may already be on nonaccrual status and partial charge-offs may have already been taken against the outstanding loan balance. Thus, these loans have already been identified as impaired and have already been evaluated under the Company's ACL methodology. As a result, some loans modified in a TDR may have the financial effect of increasing the specific allowance associated with the loan. The loans modified in a TDR did not have a material effect on our Provision and ACL during the years ended December 31, 2020 and 2019.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company has identified eleven consumer loans totaling $0.2 million and one residential mortgage loan totaling $0.7 million during 2020, that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". As a result, these loans are included in the TDRs disclosed above. The Company had active loan deferrals with outstanding balances of approximately $119.3 million resulting from the COVID-19 pandemic that were not classified as a TDR at December 31, 2020 under the CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

The following table sets forth all loans to borrowers impacted by COVID-19 on active payment forbearance or deferral and the percentage of loans on active payment forbearance or deferral to total loans and total loans, excluding PPP loans, as of December 31, 2020:

(Dollars in thousands)	Loan Count	Loans on Active Forbearance or Deferral	Accrued Interest Receivable	Total Loans	% of Asset Class	Total Loans, Excluding PPP	% of Asset Class, Excluding PPP
Commercial, financial and agricultural	21	$6,056	$68	$961,466	0.6%	$545,091	1.1%
Real estate:
Construction	—	—	—	125,407	—%	125,407	—%
Residential mortgage	152	70,384	1,580	1,690,212	4.2%	1,690,212	4.2%
Home equity	—	—	—	551,266	—%	551,266	—%
Commercial mortgage	10	41,442	235	1,156,328	3.6%	1,156,328	3.6%
Consumer	149	2,324	18	479,434	0.5%	479,434	0.5%
Total loans	332	$120,206	$1,901	$4,964,113	2.4%	$4,547,738	2.6%

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$677	$—
Real estate: Commercial mortgage	1	276	—
Consumer	11	207	—
Total	13	$1,160	$—

	Year Ended December 31, 2019
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$104	$—
Total	1	$104	$—

	Year Ended December 31, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	3	$575	$—
Total	3	$575	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2020, 2019 and 2018.

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

Loans not meeting the criteria above are considered to be pass rated loans.

The following table presents the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator and origination year as of December 31, 2020. Revolving loans converted to term as of and during the year ended ended December 31, 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$416,375	$—	$—	$—	$—	$—	$—	$416,375
Subtotal	416,375	—	—	—	—	—	—	416,375
Commercial, financial and agricultural - Other:
Risk Rating
Pass	86,456	55,660	61,314	47,672	39,337	98,136	82,465	471,040
Special Mention	9,690	16,120	6,293	26,109	1,556	6,989	420	67,177
Substandard	200	839	1,043	1,045	2,570	1,177	—	6,874
Subtotal	96,346	72,619	68,650	74,826	43,463	106,302	82,885	545,091
Construction:
Risk Rating
Pass	22,491	29,518	36,790	9,365	2,163	19,138	3,099	122,564
Special Mention	—	—	2,843	—	—	—	—	2,843
Subtotal	22,491	29,518	39,633	9,365	2,163	19,138	3,099	125,407
Residential mortgage:
Risk Rating
Pass	556,479	276,645	127,490	136,307	180,782	406,020	—	1,683,723
Special Mention	997	—	—	597	142	—	—	1,736
Substandard	—	—	537	785	1,381	2,050	—	4,753
Subtotal	557,476	276,645	128,027	137,689	182,305	408,070	—	1,690,212
Home equity:
Risk Rating
Pass	17,582	15,851	15,567	679	1,023	4,592	494,741	550,035
Special Mention	—	—	—	—	—	—	707	707
Substandard	—	—	—	—	200	324	—	524
Subtotal	17,582	15,851	15,567	679	1,223	4,916	495,448	551,266
Commercial mortgage:
Risk Rating
Pass	130,448	144,244	123,519	166,618	104,381	363,837	16,200	1,049,247
Special Mention	—	2,021	31,647	2,919	13,546	19,653	—	69,786
Substandard	—	1,791	19,000	1,934	—	14,570	—	37,295
Subtotal	130,448	148,056	174,166	171,471	117,927	398,060	16,200	1,156,328
Consumer:
Risk Rating
Pass	112,955	147,940	78,486	44,571	17,445	4,032	73,423	478,852
Special Mention	—	—	—	—	—	—	250	250
Substandard	—	138	102	22	—	22	—	284
Loss	—	16	—	26	2	4	—	48
Subtotal	112,955	148,094	78,588	44,619	17,447	4,058	73,673	479,434
Total	$1,353,673	$690,783	$504,631	$438,649	$364,528	$940,544	$671,305	$4,964,113

The following tables present by class and credit indicator, the recorded investment in the Company's loans as of December 31, 2020 and 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2020
Commercial, financial and agricultural:
SBA PPP	$425,993	$—	$—	$—	$425,993	$(9,618)	$416,375
Other	471,085	67,177	6,874	—	545,136	(45)	545,091
Real estate:
Construction	122,782	2,843	—	—	125,625	(218)	125,407
Residential mortgage	1,680,762	1,736	4,753	—	1,687,251	2,961	1,690,212
Home equity	548,985	707	524	—	550,216	1,050	551,266
Commercial mortgage	1,051,122	69,786	37,295	—	1,158,203	(1,875)	1,156,328
Consumer	478,998	250	284	48	479,580	(146)	479,434
Total	$4,779,727	$142,499	$49,730	$48	$4,972,004	$(7,891)	$4,964,113

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2019
Commercial, financial and agricultural - Other	$523,342	$20,677	$26,070	$—	$570,089	$215	$570,304
Real estate:
Construction	96,139	—	—	—	96,139	(285)	95,854
Residential mortgage	1,593,072	840	1,889	—	1,595,801	4,000	1,599,801
Home equity	490,147	—	92	—	490,239	495	490,734
Commercial mortgage	1,094,364	17,440	13,107	—	1,124,911	(1,496)	1,123,415
Consumer	569,212	—	193	111	569,516	(84)	569,432
Total	$4,366,276	$38,957	$41,351	$111	$4,446,695	$2,845	$4,449,540

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activity in the ACL for loans under ASC 326 during the year ended December 31, 2020 and under previous GAAP during the years ended December 31, 2019 and 2018:

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision (credit) for credit losses [1]	304	13,077	1,875	2,383	2,824	8,485	9,982	38,930
	304	20,586	4,146	16,318	5,416	22,222	21,475	90,467
Charge-offs	—	3,026	—	63	—	75	8,191	11,355
Recoveries	—	1,157	131	229	33	16	2,591	4,157
Net charge-offs (recoveries)	—	1,869	(131)	(166)	(33)	59	5,600	7,198
Ending balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2019
Beginning balance	$—	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916
Provision (credit) for credit losses	—	1,413	(20)	(1,546)	381	(2,270)	8,359	6,317
	—	9,440	1,182	12,803	4,169	11,088	15,551	54,233
Charge-offs	—	2,478	—	—	5	—	8,265	10,748
Recoveries	—	1,174	610	524	42	25	2,111	4,486
Net charge-offs (recoveries)	—	1,304	(610)	(524)	(37)	(25)	6,154	6,262
Ending balance	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2018
Beginning balance	$—	$7,594	$1,835	$14,328	$3,317	$16,801	$6,126	$50,001
Provision (credit) for credit losses	—	2,082	(6,392)	(183)	444	(3,495)	6,420	(1,124)
	—	9,676	(4,557)	14,145	3,761	13,306	12,546	48,877
Charge-offs	—	2,852	—	—	—	—	7,323	10,175
Recoveries	—	1,203	5,759	204	27	52	1,969	9,214
Net charge-offs	—	1,649	(5,759)	(204)	(27)	(52)	5,354	961
Ending balance	$—	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916

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

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the year ended December 31, 2020 and under previous GAAP during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Beginning balance prior to ASC 326	$1,272	$1,243	$1,668
Impact of adoption of ASC 326	740	—	—
Balance after adoption of ASC 326	2,012	1,243	1,668
Provision for off-balance sheet credit exposures	2,872	29	(425)
Balance, end of year	$4,884	$1,272	$1,243

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Changes in the allowance for credit losses for impaired loans (included in the above amounts) were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance, beginning of year	$235	$—	$—
Provision for credit losses	(26)	235	—
Balance, end of year	$209	$235	$—

At December 31, 2020 and 2019, all impaired loans were measured based on the fair value of the underlying collateral for collateral-dependent loans, at the loan's observable market price, or the net present value of future cash flows, as appropriate.

In determining the amount of our ACL, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions, as well as regulatory requirements and input. If our assumptions prove to be incorrect, our current ACL may not be sufficient to cover future credit losses and we may experience significant increases to our Provision.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Land	$11,616	$8,309
Office buildings and improvements	125,132	107,840
Furniture, fixtures and equipment	37,839	39,066
Gross premises and equipment	174,587	155,215
Accumulated depreciation and amortization	(109,309)	(108,872)
Net premises and equipment	$65,278	$46,343

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net occupancy	$3,616	$3,401	$3,527
Equipment	2,607	2,738	2,761
Total	$6,223	$6,139	$6,288

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in unconsolidated subsidiaries as of December 31, 2020 and 2019 consisted of the following components:

	December 31,
(Dollars in thousands)	2020	2019
Investments in low income housing tax credit partnerships	$28,090	$15,322
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	277	192
Other	54	54
Total	$29,968	$17,115

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2020 and 2019, the Company had $17.2 million and $11.5 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is recorded in other liabilities in the Company's consolidated balance sheets. The expected payments for the unfunded commitments as of December 31, 2020 are as follows:

(Dollars in thousands)
Year Ending December 31:
2021	$10,518
2022	6,579
2023	10
2024	28
2025	6
Thereafter	43
Total commitments	$17,184

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,391	$681	$1,005
Federal and state tax credits recognized in income tax expense	1,599	803	759

8. CORE DEPOSIT PREMIUM AND MORTGAGE SERVICING RIGHTS

The following table presents changes in our core deposit premium and mortgage servicing rights for the periods presented:

(Dollars in thousands)	Core Deposit Premium	Mortgage Servicing Rights	Total
Balance as of December 31, 2017	$2,006	$15,843	$17,849
Additions	—	1,612	1,612
Amortization	(2,006)	(1,859)	(3,865)
Balance as of December 31, 2018	—	15,596	15,596
Additions	—	1,582	1,582
Amortization	—	(2,460)	(2,460)
Balance as of December 31, 2019	—	14,718	14,718
Additions	—	3,314	3,314
Amortization	—	(6,167)	(6,167)
Balance as of December 31, 2020	$—	$11,865	$11,865

The gross carrying value, accumulated amortization, and net carrying value related to our core deposit premium and mortgage servicing rights as of December 31, 2020 and 2019 are presented below:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Core deposit premium	$44,642	$(44,642)	$—	$44,642	$(44,642)	$—
Mortgage servicing rights	70,909	(59,044)	11,865	67,595	(52,877)	14,718
Total	$115,551	$(103,686)	$11,865	$112,237	$(97,519)	$14,718

Our core deposit premium was fully amortized as of December 31, 2018. Based on our mortgage servicing rights held as of December 31, 2020, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2021	$4,725
2022	3,815
2023	3,145
2024	180
2025	—
Thereafter	—
Total	$11,865

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $3.3 million, $1.6 million, and $1.6 million in 2020, 2019 and 2018, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify and pool our mortgage servicing rights into buckets of homogeneous characteristics.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, and servicing income and costs. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and government FHA loans) include average discount rates, servicing costs and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Fair market value, beginning of period	$15,820	$17,696
Fair market value, end of period	12,003	15,820
Weighted average discount rate	9.6%	9.5%
Weighted average prepayment speed assumption	17.6%	14.2%

Loans serviced for others as of December 31, 2020 and 2019 totaled $1.73 billion and $1.89 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2020 and December 31, 2019.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2020, we were a party to interest rate lock and forward sale commitments on $0.7 million and $16.6 million of mortgage loans, respectively. At December 31, 2019, we were a party to interest rate lock and forward sale commitments on $0.6 million and $9.0 million of mortgage loans, respectively.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$18	$8	$163	$28

Risk Participation Agreements

In the first and fourth quarters of 2020, the Company entered into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which we participate. The risk participation agreements entered into by us a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

The following table presents the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	$(76)
Risk participation agreements	Other service charges and fees	1,323

Year ended December 31, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	63

Year ended December 31, 2018
Interest rate lock and forward sale commitments	Mortgage banking income	(70)

10. DEPOSITS

The Company had $898.9 million and $1.03 billion of total time deposits as of December 31, 2020 and 2019, respectively. Contractual maturities of total time deposits as of December 31, 2020 were as follows:

(Dollars in thousands)
Year Ending December 31:
2021	$804,701
2022	58,320
2023	15,952
2024	11,500
2025	8,111
Thereafter	334
Total	$898,918

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $666.5 million and $766.4 million at December 31, 2020 and 2019, respectively.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2020 were as follows:

(Dollars in thousands)
Three months or less	$282,610
Over three months through six months	233,739
Over six months through twelve months	112,245
2022	31,313
2023	3,835
2024	890
2025	1,824
Thereafter	—
Total	$666,456

At December 31, 2020 and 2019, overdrawn deposit accounts totaling $0.4 million and $0.9 million have been reclassified as loans on the consolidated balance sheets.

11. SHORT-TERM BORROWINGS

The bank is a member of the FHLB and maintained a $1.81 billion line of credit, of which $1.52 billion remained available as of December 31, 2020. At December 31, 2020, short-term borrowings under this arrangement totaled $22.0 million. At December 31, 2019, short-term borrowings under this arrangement totaled $150.0 million.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB.  The standby letters of credit issued on our behalf by the FHLB totaled $268.0 million and $78.9 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, our bank had additional unused borrowings available at the Federal Reserve discount window of $64.5 million and $65.3 million, respectively. As of December 31, 2020 and 2019, certain commercial real estate and commercial loans with a carrying value totaling $136.9 million and $126.1 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings totaled $0.7 million, $4.3 million and $1.2 million in 2020, 2019 and 2018, respectively.

A summary of our short-term borrowings as of December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Amount outstanding at December 31	$22,000	$150,000	$197,000
Average amount outstanding during year	89,904	185,909	50,630
Highest month-end balance during year	222,000	334,500	197,000
Weighted average interest rate on balances outstanding at December 31	0.29%	1.81%	2.59%
Weighted average interest rate during year	0.80%	2.31%	2.44%

12. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of FHLB advances and subordinated notes and debentures totaling $105.4 million and $101.5 million at December 31, 2020 and 2019, respectively.

	December 31,
(Dollars in thousands)	2020	2019
FHLB advances	$—	$50,000
Subordinated notes, net of issuance costs	53,838	—
Subordinated debentures	51,547	51,547
Total	$105,385	$101,547

At December 31, 2020, future principal payments on long-term debt based on redemption date or final maturity are as follows (dollars in thousands):

(Dollars in thousands)
Year Ending December 31:
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	106,547
Total	$106,547

Paycheck Protection Program Liquidity Facility

To bolster the effectiveness of the SBA's PPP the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. During Q2 2020, we pledged $65.9 million in PPP loans to the Federal Reserve Bank and drew funds totaling $65.9 million from the Federal Reserve Bank related to the PPPLF. This was subsequently paid down during Q3 2020. At December 31, 2020, there were no draws outstanding from the Federal Reserve Bank under the PPPLF and no PPP loans were pledged to the Federal Reserve Bank.

FHLB Advances

We had no FHLB long-term advances outstanding as of December 31, 2020 and $50.0 million as of December 31, 2019. At December 31, 2020, our bank had FHLB advances available of approximately $1.52 billion, which was secured by certain real estate loans with a carrying value of $2.75 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. Interest expense on FHLB long-term advances was $1.5 million, $1.6 million and $0.2 million in 2020, 2019 and 2018, respectively.

Subordinated Debentures

As of December 31, 2020 and December 31, 2019, the Company had the following junior subordinated debentures outstanding:

(Dollars in thousands)	December 31, 2020
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

(Dollars in thousands)	December 31, 2019
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

In October 2003, we created two wholly-owned statutory trusts, CPB Capital Trust II, a Delaware statutory trust ("Trust II") and CPB Statutory Trust III, a Delaware statutory trust ("Trust III"). We completed the redemption of $20.0 million of floating rate trust preferred securities issued by Trust II in January 2019 and $20.0 million of floating rate preferred securities issued by Trust III in December 2018.

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

The Company is not considered the primary beneficiary of Trusts IV and V, therefore the trusts are not considered a variable interest entity and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investment in the common securities of the trusts are included in investment in unconsolidated subsidiaries in the Company's consolidated balance sheets.

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

Subordinated Notes

As of December 31, 2020, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	December 31, 2020
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The Notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $53.8 million, net of unamortized debt issuance costs of $1.2 million, at December 31, 2020.

13. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2020, the bank had Statutory Retained Earnings of $82.5 million.

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

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2020 Repurchase Plan"). The 2020 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $19.8 million in remaining repurchase authority. The Company's 2020 Repurchase Plan is subject to a one year expiration. In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty in the wake of the current COVID-19 pandemic.

In the year ended December 31, 2020, a total of 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the 2020 Repurchase Plan. A total of $26.6 million remained available for repurchase under the 2020 Repurchase Plan at December 31, 2020.

In the year ended December 31, 2019, 797,003 shares of common stock, at a cost of $22.8 million, were repurchased under the Company's share repurchase program.

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

Mortgage banking income

Loan placement fees, included in mortgage banking income, primarily represent revenues earned by the Company for loan placement and underwriting. Revenues for these services are recorded at a point-in-time, upon completion of a contractually identified transaction, or when an advisory opinion is provided.

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

Other Service Charges and Fees

Revenue from other service charges and fees includes fees on foreign exchange, cards and payments income, safe deposit rental income and other service charges, commissions and fees.

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Other operating income:
In-scope of ASC 606
Mortgage banking income	$1,128	$702
Service charges on deposit accounts	6,234	8,406
Other service charges and fees	11,621	12,536
Income on fiduciary activities	4,829	4,395
Net gain (loss) on sales of foreclosed assets	(15)	(145)
In-scope other operating income	23,797	25,894
Out-of-scope other operating income	21,401	15,907
Total other operating income	$45,198	$41,801

15. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities includes the following components for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Mortgage banking income:
Net loan servicing fees	$2,754	$4,252	$5,159
Amortization of mortgage servicing rights	(6,167)	(2,460)	(1,859)
Net gain on sale of residential mortgage loans	16,043	4,128	4,085
Unrealized gain (loss) on interest rate locks	(76)	63	(70)
Loan placement fees	1,128	702	747
Total mortgage banking income	$13,682	$6,685	$8,062

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Salaries and employee benefits	$3,822	$4,289	$3,787
Directors stock awards	165	96	255
Income tax benefit	(809)	(1,427)	(1,227)
Net share-based compensation effect	$3,178	$2,958	$2,815

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. During 2020, 2019 and 2018, the Company recorded an income tax expense of $0.3 million and a benefit of $0.3 million and $0.1 million, respectively, as a result of restricted stock units vesting during the year.

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

As of December 31, 2020, 2019 and 2018, a total of 996,850, 1,304,773 and 1,468,137 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected dividend —The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2020	133,813	$14.31
Changes during the year:
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Stock options outstanding as of December 31, 2020	133,813	14.31	1.3	$629

Vested and exercisable as of December 31, 2020	133,813	14.31	1.3	629

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2020.

There were no options exercised during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, the aggregate intrinsic value of options exercised under our stock option plan determined as of the date of exercise was $0.2 million and $0.2 million, respectively.

As of December 31, 2020, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

As of December 31, 2020, all shares have been vested. There were no shares that vested in 2020, 2019 and 2018.

No stock options were granted during the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, there was $6.4 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.0 years.

The table below presents the activity of restricted stock awards and units for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During The Year (in thousands)
Unvested as of December 31, 2017	397,551	$25.49

Changes during the year:
Granted	118,846	29.47
Forfeited	(25,481)	27.39
Vested	(128,191)	24.59	$3,763
Unvested as of December 31, 2018	362,725	26.98

Changes during the year:
Granted	181,431	28.89
Forfeited	(17,689)	29.10
Vested	(160,000)	24.55	3,927
Unvested as of December 31, 2019	366,467	28.89

Changes during the year:
Granted	322,180	18.11
Forfeited	(28,058)	23.79
Vested	(128,215)	29.48	3,780
Unvested as of December 31, 2020	532,374	22.49

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

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$21,603	$20,746
Interest cost	641	828
Actuarial (gains) losses	1,288	1,677
Benefits paid	(1,613)	(1,648)
Benefit obligation at end of the year	21,919	21,603

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	21,309	19,874
Actual return on plan assets	1,457	3,083
Benefits paid	(1,613)	(1,648)
Fair value of plan assets at end of year	21,153	21,309

Funded status at end of year	$(766)	$(294)

Amounts recognized in AOCI:
Net actuarial losses	$(6,467)	$(6,625)

Benefit obligation actuarial assumptions:
Weighted average discount rate	2.3%	3.1%

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$641	$828	$796
Expected return on plan assets	(920)	(996)	(1,206)
Amortization of net actuarial losses	909	1,101	979
Net periodic benefit cost	$630	$933	$569

Net periodic cost actuarial assumptions:
Weighted average discount rate	3.1%	4.2%	3.6%
Expected long-term rate of return on plan assets	4.5%	5.3%	5.5%

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist primarily of equity and debt securities. Our asset allocations by asset category were as follows:

	December 31,
	2020	2019
Equity securities	39.5%	39.1%
Debt securities	56.1	57.5
Other	4.4	3.4
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2020 and 2019.

Our investment strategy for the defined benefit retirement plan is to maximize the long-term rate of return on plan assets while maintaining an acceptable level of risk. The investment policy establishes a target allocation for each asset class that is reviewed periodically and rebalanced when considered appropriate.

The fair values of the defined benefit retirement plan as of December 31, 2020 and 2019 by asset category were as follows:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Money market accounts	$928	$—	$—	$928
Mutual funds	13,462	—	—	13,462
Government obligations	—	2,334	—	2,334
Common stocks	1,993	—	—	1,993
Preferred stocks	260	—	—	260
Corporate bonds and debentures	—	2,176	—	2,176
Total	$16,643	$4,510	$—	$21,153

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Money market accounts	$727	$—	$—	$727
Mutual funds	13,434	—	—	13,434
Government obligations	—	2,587	—	2,587
Common stocks	2,475	—	—	2,475
Preferred stocks	173	—	—	173
Corporate bonds and debentures	—	1,913	—	1,913
Total	$16,809	$4,500	$—	$21,309

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2021.

Estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2021	$1,628
2022	1,576
2023	1,518
2024	1,486
2025	1,448
2026-2030	6,267
Total	$13,923

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$11,971	$10,355
Interest cost	341	430
Actuarial (gains) losses	737	1,517
Benefits paid	(309)	(331)
Benefit obligation at end of year	12,740	11,971

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	309	331
Benefits paid	(309)	(331)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(12,740)	$(11,971)

Amounts recognized in AOCI
Net transition obligation	$(44)	$(64)
Prior service cost	—	(14)
Net actuarial losses	(3,070)	(2,583)
Total amounts recognized in AOCI	$(3,114)	$(2,661)

Benefit obligation actuarial assumptions
Weighted average discount rate	2.1%	3.0%

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Components of net periodic benefit cost
Interest cost	$341	$430	$389
Amortization of net actuarial (gains) losses	251	16	174
Amortization of net transition obligation	18	18	18
Amortization of prior service cost	14	18	18
Net periodic benefit cost	$624	$482	$599

Net periodic cost actuarial assumptions
Weighted average discount rate	3.1%	4.2%	3.5%

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.3 million to the SERP in 2021.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2021	$304
2022	471
2023	640
2024	629
2025	617
2026-2030	4,334
Total	$6,995

18. 401(K) RETIREMENT SAVINGS PLAN

We maintain a 401(k) Retirement Savings Plan ("Retirement Savings Plan") that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer discretionary contributions.

We have the option of making regular matching contributions on employee's elective deferrals. The Company has sole discretion in determining the percentage to be matched, subject to limitations of the Internal Revenue Code. From January 1, 2020 to June 30, 2020, we matched 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Effective July 1, 2020, we temporarily suspended matching contributions due to economic uncertainty in the wake of the COVID-19 pandemic. In lieu of matching contributions, we provided an equity grant of the Company's common stock to all 401(k)-eligible employees as of June 30, 2020 that will vest ratably over three years. The equity grants were made outside of the Retirement Savings Plan.

We also have the option of making discretionary contributions into the Retirement Savings Plan. The Company has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. On December 31, 2020, we made a discretionary contribution to all 401(k)-eligible employees, excluding Executive Committee and Managing Committee members, of 2% of the employee's eligible compensation, up to $1,250 per employee. We did not make any discretionary contributions in 2019 and 2018.

Total contributions to the Retirement Savings Plan totaled $2.1 million, $2.3 million and $2.1 million in 2020, 2019 and 2018, respectively.

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Lease cost:
Operating lease cost	$6,621	$6,514
Variable lease cost	2,689	2,637
Less: sublease income	(15)	(44)
Total lease cost	$9,295	9,107

Other information:
Operating cash flows from operating leases	$(6,371)	$(6,230)
Weighted-average remaining lease term - operating leases	11.91 years	13.51 years
Weighted-average discount rate - operating leases	3.89%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2021	$6,408	$1,726	$4,682
2022	5,954	1,559	4,395
2023	5,396	1,405	3,991
2024	5,091	1,262	3,829
2025	4,795	1,117	3,678
Thereafter	32,086	5,470	26,616
Total	$59,730	$12,539	$47,191

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Total rental income recognized	$2,071	2,098

Based on the Company's leases as lessor as of December 31, 2020, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2021	$2,177
2022	1,772
2023	772
2024	264
2025	135
Thereafter	190
Total	$5,310

Net rent expense for all operating leases for the year ended December 31, 2018 is summarized as follows:

Year Ended December 31,
(Dollars in thousands)	2018
Rent expense charged to net occupancy	$8,578
Less: sublease income	(41)
Net rent expense charged to net occupancy	8,537
Add: rent expense charged to equipment expense	12
Total net rent expense	$8,549

20. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current expense:
Federal	$22,014	$23,359	$10,812
State	2,833	211	72
Total current	24,847	23,570	10,884
Deferred expense:
Federal	(12,952)	(8,970)	2,137
State	(135)	5,005	5,737
Total deferred	(13,087)	(3,965)	7,874
Provision for income taxes	$11,760	$19,605	$18,758

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of COVID-19. As of December 31, 2020, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense.

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law making significant changes to the U.S. federal tax code. The most impactful component of the legislation, as related to the Company, included a decrease in the current U.S. federal corporate tax rate from 35% to 21% for the year beginning January 1,

2018. While the most significant impacts of the law change were recorded when the law was enacted in 2017, in 2018, the Company recorded an income tax benefit of $1.5 million related to the finalization of the impact of Tax Reform, which also included the impact of a tax method change for software development and prepaid expenses that was filed in 2018.

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2020, 2019 and December 31, 2018, to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Computed "expected" tax expense (benefit)	$10,297	$16,365	$16,430
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(528)	(675)	(808)
Other tax-exempt income	(799)	(652)	(445)
Low-income housing and energy tax credits	(332)	(182)	35
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	2,590	4,345	4,756
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(22)	(41)	140
Impact of Tax Reform on net deferred tax assets	—	—	(1,542)
Other, net	554	445	192
Total	$11,760	$19,605	$18,758

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets
Lease liability	$12,624	$14,095
Allowance for credit losses	17,576	10,136
Accrued expenses	2,447	1,795
Employee retirement benefits	3,143	2,847
Federal and state tax credit carryforwards	—	1,821
State net operating loss carryforwards	3,134	3,181
Restricted stock and non-qualified stock options	963	954
Premises and equipment	3,996	3,365
Other	4,787	2,488
Total deferred tax assets	48,670	40,682

Deferred tax liabilities
Right-of-use lease asset	12,267	14,019
Intangible assets	3,174	3,941
Other	3,383	2,761
Total deferred tax liabilities	18,824	20,721

Less: Deferred tax valuation allowance	3,398	3,420

Net deferred tax assets	$26,448	$16,541

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

As of December 31, 2020, the valuation allowance on our net DTA totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on a Hawaii capital loss carry forward balance of $6.2 million that we do not expect to be able to utilize. The net change in the valuation allowance was a decrease of $22 thousand in 2020, compared to a decrease of $41 thousand in 2019.

Net of this valuation allowance, the Company's net DTA totaled $26.4 million as of December 31, 2020, compared to a net DTA of $16.5 million as of December 31, 2019.

At December 31, 2020, the Company had NOL carryforwards for California state income tax purposes of $36.6 million, which are available to offset future state taxable income. California NOL carryforwards will expire if not utilized beginning in 2028. The Company does not have any NOL carryforwards for U.S. federal or Hawaii state income tax purposes. In addition, the Hawaii tax credit carried forward from prior year was fully utilized in the current year.

At December 31, 2020, we have no material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Taxable years through 2016 are closed.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018, by component:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,939	$4,260	$11,679
Add: Reclassification adjustment for losses realized in net income	201	54	147
Net unrealized gains on investment securities	16,140	4,314	11,826

Defined benefit plans:
Net actuarial losses arising during the period	(1,488)	(508)	(980)
Amortization of net actuarial losses	1,160	310	850
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	14	4	10
Defined benefit plans, net	(296)	(189)	(107)
Other comprehensive income	$15,844	$4,125	$11,719

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$37,696	$10,102	$27,594
Less: Reclassification adjustment for gains realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	37,660	10,092	27,568

Defined benefit plans:
Net actuarial losses arising during the period	(1,106)	(296)	(810)
Amortization of net actuarial losses	1,117	299	818
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	47	13	34
Other comprehensive income	$37,707	$10,105	$27,602

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2018
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(19,063)	$(5,145)	$(13,918)
Add: Reclassification adjustment for losses realized in net income	(279)	(75)	(204)
Net unrealized losses on investment securities	(19,342)	(5,220)	(14,122)

Defined benefit plans:
Net actuarial gains arising during the period	264	71	193
Amortization of net actuarial losses	1,153	329	824
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	1,453	410	1,043
Other comprehensive loss	$(17,889)	$(4,810)	$(13,079)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income (loss) before reclassifications	11,679	(980)	10,699
Amounts reclassified from AOCI	147	873	1,020
Net other comprehensive income (loss)	11,826	(107)	11,719
Balance at end of period	$26,651	$(6,523)	$20,128

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income (loss) before reclassifications	27,594	(810)	26,784
Amounts reclassified from AOCI	(26)	844	818
Net other comprehensive income (loss)	27,568	34	27,602
Balance at end of period	$14,825	$(6,416)	$8,409

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2018
Balance at beginning of period	$5,073	$(6,112)	$(1,039)
Impact of adoption of new accounting standards	(139)	—	(139)
Adjusted balance at beginning of period	4,934	(6,112)	(1,178)

Impact of adoption of new accounting standards	(455)	(1,381)	(1,836)

Other comprehensive income (loss) before reclassifications	(13,918)	193	(13,725)
Amounts reclassified from AOCI	(204)	850	646
Total other comprehensive income (loss)	(14,122)	1,043	(13,079)
Balance at end of period	$(9,643)	$(6,450)	$(16,093)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2020	2019	2018	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized gains (losses) on available-for-sale investment securities	$(201)	$36	$279	Net gains (losses) on sales of investment securities
Tax effect	54	(10)	(75)	Income tax benefit (expense)
Net of tax	$(147)	$26	$204

Defined benefit plan items:
Amortization of net actuarial losses	$(1,160)	$(1,117)	$(1,153)	Salaries and employee benefits (1)
Amortization of net transition obligation	(18)	(18)	(18)	Salaries and employee benefits (1)
Amortization of prior service cost	(14)	(18)	(18)	Salaries and employee benefits (1)
Total before tax	(1,192)	(1,153)	(1,189)
Tax effect	319	309	339	Income tax expense
Net of tax	$(873)	$(844)	$(850)

Total reclassifications, net of tax	$(1,020)	$(818)	$(646)

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Net income	$37,273	$58,322	$59,486

Weighted average shares outstanding for basic earnings per share	28,074,543	28,495,699	29,409,683
Add: Dilutive effect of employee stock options and awards	106,033	181,401	200,224
Weighted average shares outstanding for diluted earnings per share	28,180,576	28,677,100	29,609,907

Basic earnings per share	$1.33	$2.05	$2.02
Diluted earnings per share	$1.32	$2.03	$2.01

There were no potentially anti-dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2020, 2019, and 2018.

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

24. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, interest rate contracts, and risk participation agreements. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

Interest rate options issued on residential mortgage loans expose us to interest rate risk, which is economically hedged with forward interest rate contracts. These derivatives are carried at fair value with changes in fair value recorded as a component of mortgage banking income in other operating income in the consolidated statements of income. The amount of interest rate options fluctuates based on residential mortgage volume.

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. We enter into forward interest rate contracts on our residential mortgage held for sale loans. These derivatives are carried at fair value with changes in fair value recorded as a component of mortgage banking income in other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of the counter-parties to its forward interest rate contracts.

Risk participation agreements represent agreements with a financial institution counterparty for interest rate swaps related to loans in which we participate. These derivatives are carried at fair value with changes in fair value recorded as a component of other service charges and fees. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparty should the borrowers fail to perform on their interest rate derivative contracts with that financial institution.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2020 and 2019, we did not have any forward foreign exchange contracts.

At December 31, 2020 and 2019, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,176,065	$1,089,135
Standby letters of credit and financial guarantees written	10,544	10,526

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Interest rate options	714	625
Forward interest rate contracts	16,603	8,968
Risk participation agreements	37,762	—

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. As of December 31, 2020, the weighted average discount rate used in the valuation of loans was 3.41%. In accordance with ASU 2016-01, the fair value of loans as of December 31, 2020 and 2019 are based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of December 31, 2020, the weighted average discount rate used in the valuation of time deposits was 0.39%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of December 31, 2020, the weighted average discount rate used in the valuation of long-term debt was 5.19%.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and due from financial institutions	$97,546	$97,546	$97,546	$—	$—
Interest-bearing deposits in other financial institutions	6,521	6,521	6,521	—	—
Investment securities	1,183,960	1,183,960	1,351	1,170,283	12,326
Loans held for sale	16,687	16,687	—	16,687	—
Loans, net of ACL	4,880,844	4,795,776	—	—	4,795,776
Accrued interest receivable	20,224	20,224	20,224	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,790,269	1,790,269	1,790,269	—	—
Interest-bearing demand and savings deposits	3,106,931	3,106,931	3,106,931	—	—
Time deposits	898,918	899,562	—	—	899,562
FHLB advances and other short-term borrowings	22,000	22,000	—	22,000	—
Long-term debt	105,385	92,488	—	—	92,488
Accrued interest payable (included in other liabilities)	1,727	1,727	1,727	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Off-balance sheet financial instruments:
Commitments to extend credit	$1,176,065	$1,313	$1,313	$—	$1,313	$—
Standby letters of credit and financial guarantees written	10,544	158	158	—	158	—

Derivatives:
Interest rate lock commitments	714	18	18	—	18	—
Forward sale commitments	16,603	(115)	(115)	—	(115)	—
Risk participation agreements	37,762	(48)	(48)	—	—	(48)

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets:
Cash and due from financial institutions	$78,418	$78,418	$78,418	$—	$—
Interest-bearing deposits in other financial institutions	24,554	24,554	24,554	—	—
Investment securities	1,128,110	1,128,110	1,127	1,115,728	11,255
Loans held for sale	9,083	9,083	—	9,083	—
Loans, net of ACL	4,401,569	4,392,477	—	—	4,392,477
Accrued interest receivable	16,500	16,500	16,500	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,450,532	1,450,532	1,450,532	—	—
Interest-bearing demand and savings deposits	2,643,038	2,643,038	2,643,038	—	—
Time deposits	1,026,453	1,023,362	—	—	1,023,362
FHLB advances and other short-term borrowings	150,000	150,000	—	150,000	—
Long-term debt	101,547	97,827	—	97,827	—
Accrued interest payable (included in other liabilities)	4,288	4,288	4,288	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Off-balance sheet financial instruments:
Commitments to extend credit	$1,089,135	$1,230	$1,230	$—	$1,230	$—
Standby letters of credit and financial guarantees written	10,526	158	158	—	158	—

Derivatives:
Interest rate lock commitments	625	8	8	—	8	—
Forward sale commitments	8,968	(28)	(28)	—	(28)	—

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

There was one transfer into Level 3 of the fair value hierarchy for long-term debt during the year ended December 31, 2020. There were no transfers of financials assets and liabilities out of Level 3 of the fair value hierarchy during the year ended December 31, 2020.

The following table below presents the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$168,766	$—	$157,429	$11,337
Corporate securities	48,008	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	—	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	778,826	—	778,826	—
Residential - Non-government sponsored entities ("Non-GSEs")	23,423	—	22,434	989
Commercial - U.S. GSEs and agencies	87,469	—	87,469	—
Commercial - Non-GSEs	42,972	—	42,972	—
Equity securities	1,351	1,351	—	—
Derivatives: Interest rate lock and forward sale commitments	(145)	—	(97)	(48)
Total	$1,183,815	$1,351	$1,170,186	$12,278

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$122,018	$—	$110,763	$11,255
Corporate securities	30,529	—	30,529	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	40,381	—	40,381	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	677,822	—	677,822	—
Residential - Non-government sponsored entities ("Non-GSEs")	37,191	—	37,191	—
Commercial - U.S. GSEs and agencies	81,225	—	81,225	—
Commercial - Non-GSEs	137,817	—	137,817	—
Equity securities	1,127	1,127	—	—
Derivatives: Interest rate lock and forward sale commitments	(20)	—	(20)	—
Total	$1,128,090	$1,127	$1,115,708	$11,255

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2018	$11,169	$—	$11,169
Principal payments received	(400)	—	(400)
Purchases	—	—	—
Unrealized net gain included in other comprehensive income	486	—	486
Balance as of December 31, 2019	$11,255	$—	$11,255
Principal payments received	(428)	—	(428)
Purchases	—	989	989
Unrealized net gain included in other comprehensive income	510	—	510
Balance as of December 31, 2020	$11,337	$989	$12,326

Within the state and political subdivisions debt securities category, the Company holds four mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $11.3 million and $11.3 million at December 31, 2020 and 2019, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company purchased two mortgage backed bonds issued by Habitat for Humanity with a fair value of $1.0 million during the year ended December 31, 2020. The Company estimates the aggregate fair value of $12.3 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of December 31, 2020, the weighted average discount rate utilized was 2.83%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values:

Fair Value Measurements Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
December 31, 2020
Other real estate (1)	$—	$—	$—	$—	$—
Total					$—

December 31, 2019
Other real estate (1)	$164	$—	$164	$—	$—
Total					$—

(1)Represents other real estate that is carried at fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral.

26. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2020, the accumulated deficit of the parent company, Central Pacific Financial Corp., included $399.1 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2020, the bank had Statutory Retained Earnings of $82.5 million. For further information, see Note 13 - Equity.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and were fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019. The capital conservation buffer for 2019, 2018 and 2017 was 2.50%, 1.875% and 1.25%, respectively. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020, the Company and bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Company
As of December 31, 2020
Tier 1 capital to avg. assets (leverage ratio)	$581,358	8.8%	$263,979	4.0%		N/A
Tier 1 capital to risk-weighted assets	581,358	12.9	271,027	6.0		N/A
Total capital to risk-weighted assets	686,130	15.2	361,369	8.0		N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	531,358	11.8	203,270	4.5		N/A

As of December 31, 2019
Tier 1 capital to avg. assets (leverage ratio)	568,529	9.5	238,630	4.0		N/A
Tier 1 capital to risk-weighted assets	568,529	12.6	271,788	6.0		N/A
Total capital to risk-weighted assets	617,772	13.6	362,384	8.0		N/A
CET1 capital to risk-weighted assets	518,529	11.5	203,841	4.5		N/A

Central Pacific Bank
As of December 31, 2020
Tier 1 capital to avg. assets (leverage ratio)	$620,372	9.4%	$263,735	4.0%	$329,668	5.0%
Tier 1 capital to risk-weighted assets	620,372	13.7	270,820	6.0	361,094	8.0
Total capital to risk-weighted assets	670,087	14.9	361,094	8.0	451,367	10.0
CET1 capital to risk-weighted assets	620,372	13.7	203,115	4.5	293,389	6.5

As of December 31, 2019
Tier 1 capital to avg. assets (leverage ratio)	556,077	9.3	238,342	4.0	297,928	5.0
Tier 1 capital to risk-weighted assets	556,077	12.3	271,350	6.0	361,800	8.0
Total capital to risk-weighted assets	605,320	13.4	361,800	8.0	452,250	10.0
CET1 capital to risk-weighted assets	556,077	12.3	203,512	4.5	293,962	6.5

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

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$11,184	$10,634
Equity investment securities, at fair value	1,351	1,127
Investment in subsidiary bank	635,673	564,460
Other assets	8,575	8,354
Total assets	$656,783	$584,575

Liabilities and Equity
Long-term debt	$105,385	$51,547
Other liabilities	4,713	4,508
Total liabilities	110,098	56,055

Total shareholders’ equity	546,685	528,520
Total equity	546,685	528,520

Total liabilities and equity	$656,783	$584,575

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Dividends from subsidiary bank	$24,015	$42,008	$103,001
Interest income from subsidiary bank	4	5	5
Other income	52	92	160
Total income	24,071	42,105	103,166

Expense:
Interest expense on long-term debt	2,095	2,453	4,338
Other expenses	1,293	2,599	1,617
Total expenses	3,388	5,052	5,955

Income before income taxes and equity in undistributed income of subsidiaries	20,683	37,053	97,211
Income tax expense (benefit)	(690)	(1,289)	(1,261)
Income before equity in undistributed income of subsidiaries	21,373	38,342	98,472

Equity in undistributed income (loss) of subsidiary bank	15,900	19,980	(38,986)
Net income	$37,273	$58,322	$59,486

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$37,273	$58,322	$59,486
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	2,552	3,055	450
Net change in dividends receivable from subsidiary bank	—	21,004	(21,004)
Equity in undistributed loss (income) of subsidiary bank	(15,900)	(19,980)	38,986
Share-based compensation expense	3,231	2,735	2,778
Net change in other assets and liabilities	(3,010)	(2,900)	(920)
Net cash provided by operating activities	24,146	62,236	79,776

Cash flows from investing activities:
Contributions to subsidiary bank	(46,750)	—	—
Distributions from unconsolidated subsidiaries	—	622	622
Net cash provided by (used in) investing activities	(46,750)	622	622

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	—	151	—
Net proceeds from subordinated debt	53,838	—	—
Repayments of long-term debt	—	(20,619)	(20,619)
Repurchases of common stock	(4,749)	(22,793)	(32,824)
Cash dividends paid on common stock	(25,935)	(25,706)	(24,143)
Net cash provided by (used in) financing activities	23,154	(68,967)	(77,586)

Net increase (decrease) in cash and cash equivalents	550	(6,109)	2,812

Cash and cash equivalents at beginning of year	10,634	16,743	13,931
Cash and cash equivalents at end of year	$11,184	$10,634	$16,743

27. UNAUDITED QUARTERLY FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Total interest income	$53,814	$52,950	$51,753	$53,901	$212,418
Total interest expense	5,984	3,691	2,633	2,427	14,735
Net interest income	47,830	49,259	49,120	51,474	197,683
Provision (credit) for credit losses	9,329	10,640	14,652	4,496	39,117
Net interest income after provision (credit) for credit losses	38,501	38,619	34,468	46,978	158,566
Other operating income	8,886	10,692	11,563	14,057	45,198
Other operating expense	36,240	36,427	36,972	45,092	154,731
Income before income taxes	11,147	12,884	9,059	15,943	49,033
Income tax expense	2,821	2,967	2,200	3,772	11,760
Net income	$8,326	$9,917	$6,859	$12,171	$37,273

Per Common Share:
Basic earnings per share	$0.30	$0.35	$0.24	$0.43	$1.33
Diluted earnings per share	0.29	0.35	0.24	0.43	1.32
Dividends declared per share	0.23	0.23	0.23	0.23	0.92

Performance Ratios:
Return on average assets (ROA)	0.55%	0.61%	0.42%	0.74%	0.58%
Return on average equity (ROE)	6.21%	7.34%	4.99%	8.87%	6.85%
Efficiency Ratio	63.90%	60.76%	60.93%	68.81%	63.71%
Net Interest Margin	3.43%	3.26%	3.19%	3.32%	3.30%

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total interest income	$53,141	$54,105	$53,980	$55,157	$216,383
Total interest expense	8,028	8,727	8,331	7,223	32,309
Net interest income	45,113	45,378	45,649	47,934	184,074
Provision (credit) for credit losses	1,283	1,404	1,532	2,098	6,317
Net interest income after provision (credit) for credit losses	43,830	43,974	44,117	45,836	177,757
Other operating income	11,673	10,094	10,266	9,768	41,801
Other operating expense	34,348	36,107	34,934	36,242	141,631
Income before income taxes	21,155	17,961	19,449	19,362	77,927
Income tax expense	5,118	4,427	4,895	5,165	19,605
Net income	$16,037	$13,534	$14,554	$14,197	$58,322

Per Common Share
Basic earnings per share	$0.56	$0.47	$0.51	$0.50	$2.05
Diluted earnings per share	0.55	0.47	0.51	0.50	2.03
Dividends declared per share	0.21	0.23	0.23	0.23	0.90

Performance Ratios
Return on average assets (ROA)	1.10%	0.92%	0.99%	0.95%	0.99%
Return on average equity (ROE)	12.97%	10.73%	11.11%	10.70%	11.36%
Efficiency Ratio	60.49%	65.09%	62.48%	62.81%	62.70%
Net Interest Margin	3.34%	3.33%	3.30%	3.43%	3.35%

28. SUBSEQUENT EVENTS

In January 2021, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2020 Repurchase Plan. The 2020 Repurchase Plan had $26.6 million in remaining repurchase authority as of December 31, 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020. Information concerning the Company’s Code of Conduct & Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics" of the Company’s 2021 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2021 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2021 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2021 Proxy Statement.

The following table provides information as of December 31, 2020 regarding securities issued under our equity compensation plans that were in effect during fiscal 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	133,813	$14.31	996,850
Equity compensation plans not approved by security holders	—	—	—
Total	133,813	14.31	996,850

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2021 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm—Services Rendered By and Fees Paid to Independent Registered Public Accounting Firm" of the Company’s 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended through January 25, 2012 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (3)

4.2	Form of Registrant's Common Stock Certificate (4)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	Central Pacific Bank Supplemental Executive Retirement Plan (5) (6)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (5) (7)

10.3	The Registrant’s 2004 Stock Compensation Plan (5) (8)

10.4	Form of Restricted Share Grant Agreement to Non-Employee Director under 2004 Stock Compensation Plan (5) (8)

10.5	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (5) (11)

10.6	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (5) (10)

10.7	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (5) (12)

10.8	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (5) (10)

10.9	The Registrant’s 2004 Annual Executive Incentive Plan (5) (8)

10.10	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (5) (10)

10.11	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (5) (13)

10.12	Amendment No. 2012-1 to the Registrant's 2004 Stock Compensation Plan (14)

10.13	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (14)

10.14	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (14)

10.15	The Registrant’s 2013 Stock Compensation Plan (15)

10.16	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.17	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.18	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.19	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.20	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.21	Employment Agreement with Paul Yonamine, dated September 25, 2018 (5) (9)

14.1	The Registrant's Code of Conduct & Ethics (12)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (12)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm (Crowe) *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.
(3)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(4)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(5)	Denotes management contract or compensation plan or arrangement.
(6)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.
(7)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.
(8)	Incorporated herein by reference to Exhibits 10.8, 10.9 and 10.20, respectively, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(10)	Incorporated herein by reference to Exhibits 10.15, 10.19 and 10.21, respectively, to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.
(11)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(12)	Incorporated herein by reference to Exhibits 10.19, 14.1 and 14.2, respectively, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.
(13)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.
(14)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.
(15)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
(16)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

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

Dated:	February 23, 2021
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul K. Yonamine	Chairman and Chief Executive Officer	February 23, 2021
Paul K. Yonamine	(Principal Executive Officer)

/s/ David S. Morimoto	Executive Vice President and Chief	February 23, 2021
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Catherine Ngo	President, Director	February 23, 2021
A. Catherine Ngo

/s/ Christine H. H. Camp	Director	February 23, 2021
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 23, 2021
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 23, 2021
Wayne K. Kamitaki

/s/ Paul J. Kosasa	Director	February 23, 2021
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 23, 2021
Duane K. Kurisu

/s/ Colbert M. Matsumoto	Director	February 23, 2021
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 23, 2021
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 23, 2021
Crystal K. Rose

/s/ Christopher T. Lutes	Director	February 23, 2021
Christopher T. Lutes