Form 10-Q
period 2021-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2021-04-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 19, 2021 was 28,292,530 shares.

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

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 initiative; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$93,358	$97,546
Interest-bearing deposits in other banks	166,533	6,521
Investment securities:
Available-for-sale debt securities, at fair value	1,216,341	1,182,609
Equity securities, at fair value	1,435	1,351
Total investment securities	1,217,776	1,183,960

Loans held for sale	5,234	16,687

Loans	5,137,849	4,964,113
Allowance for credit losses	(81,553)	(83,269)
Loans, net of allowance for credit losses	5,056,296	4,880,844

Premises and equipment, net	72,599	65,278
Accrued interest receivable	19,440	20,224
Investment in unconsolidated subsidiaries	31,487	29,968
Mortgage servicing rights	11,094	11,865
Bank-owned life insurance	167,110	163,161
Federal Home Loan Bank stock	8,155	8,237
Right-of-use lease asset	44,727	45,857
Other assets	85,456	64,435
Total assets	$6,979,265	$6,594,583

Liabilities
Deposits:
Noninterest-bearing demand	$2,070,428	$1,790,269
Interest-bearing demand	1,237,574	1,174,888
Savings and money market	2,004,368	1,932,043
Time	896,580	898,918
Total deposits	6,208,950	5,796,118

Short-term borrowings	—	22,000
Long-term debt	105,436	105,385
Lease liability	46,033	47,191
Other liabilities	75,933	77,156
Total liabilities	6,436,352	6,047,850

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2021 and December 31, 2020	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,282,530 at March 31, 2021 and 28,183,340 at December 31, 2020	443,505	442,635
Additional paid-in capital	95,721	94,842
Retained earnings (Accumulated deficit)	628	(10,920)
Accumulated other comprehensive income	3,011	20,128
Total shareholders' equity	542,865	546,685
Non-controlling interest	48	48
Total equity	542,913	546,733
Total liabilities and equity	$6,979,265	$6,594,583
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$46,074	$46,204
Interest and dividends on investment securities:
Taxable interest	5,106	6,757
Tax-exempt interest	514	668
Dividends	18	17
Interest on deposits in other banks	10	36
Dividends on Federal Home Loan Bank stock	59	132
Total interest income	51,781	53,814
Interest expense:
Interest on deposits:
Demand	86	176
Savings and money market	274	1,118
Time	588	3,268
Interest on short-term borrowings	2	508
Interest on long-term debt	1,027	914
Total interest expense	1,977	5,984
Net interest income	49,804	47,830
Provision for credit losses	(821)	11,127
Net interest income after provision for credit losses	50,625	36,703
Other operating income:
Mortgage banking income	2,970	337
Service charges on deposit accounts	1,478	2,050
Other service charges and fees	3,790	4,897
Income from fiduciary activities	1,231	1,297
Income from bank-owned life insurance	797	(19)
Other	445	324
Total other operating income	10,711	8,886
Other operating expense:
Salaries and employee benefits	19,827	20,054
Net occupancy	3,764	3,672
Equipment	1,000	1,097
Communication expense	769	837
Legal and professional services	2,377	2,028
Computer software expense	3,783	2,943
Advertising expense	1,658	1,092
Other	4,668	2,719
Total other operating expense	37,846	34,442
Income before income taxes	23,490	11,147
Income tax expense	5,452	2,821
Net income	$18,038	$8,326
Per common share data:
Basic earnings per common share	$0.64	$0.30
Diluted earnings per common share	$0.64	$0.29
Cash dividends declared	$0.23	$0.23
Weighted average common shares outstanding used in computation:
Basic shares	28,108,648	28,126,400
Diluted shares	28,313,014	28,277,753
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income	$18,038	$8,326
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(17,301)	10,147
Defined benefit plans	184	516
Total other comprehensive (loss) income, net of tax	(17,117)	10,663
Comprehensive income	$921	$18,989

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	$—	$443,505	$95,721	$628	$3,011	$48	$542,913

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Noncontrolling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13.

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$18,038	$8,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(821)	11,127
Depreciation and amortization of premises and equipment	1,608	1,504
Non-cash lease (benefit) expense	(28)	59
Cash flows from operating leases	(1,599)	(1,594)
Loss on disposal of fixed assets	32	—
Loss on sale of other real estate, net of write-downs	—	64
Amortization of mortgage servicing rights	1,232	1,547
Net amortization and accretion of premium/discounts on investment securities	2,391	1,982
Share-based compensation expense	879	673
Net gain on sales of residential mortgage loans	(2,439)	(727)
Proceeds from sales of loans held for sale	57,439	31,498
Originations of loans held for sale	(43,547)	(25,598)
Equity in earnings of unconsolidated subsidiaries	(107)	(26)
Distributions from unconsolidated subsidiaries	181	73
Net (increase) decrease in cash surrender value of bank-owned life insurance	(898)	19
Deferred income taxes	(6,687)	(406)
Net tax benefit (expense) from share-based compensation	131	(48)
Net change in other assets and liabilities	(6,126)	2,772
Net cash provided by operating activities	19,679	31,245
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	80,015	50,878
Purchases of investment securities available-for-sale	(139,785)	(96,068)
Net loan originations	(138,572)	(41,339)
Purchases of loan portfolios	(36,059)	(22,340)
Purchases of bank-owned life insurance	(3,550)	—
Proceeds from bank-owned life insurance	499	—
Net purchases of premises, equipment and land	(8,961)	(5,608)
Contributions to unconsolidated subsidiaries	(2,736)	(422)
Net proceeds from redemption of (purchases of) FHLB stock	82	(3,126)
Net cash used in investing activities	(249,067)	(118,025)
Cash flows from financing activities:
Net increase in deposits	412,832	16,046
Net (decrease) increase in short-term borrowings	(22,000)	72,000
Cash dividends paid on common stock	(6,490)	(6,496)
Repurchases of common stock and other related costs	—	(4,749)
Net proceeds from issuance of common stock and stock option exercises	870	—
Net cash provided by financing activities	385,212	76,801
Net increase (decrease) in cash and cash equivalents	155,824	(9,979)
Cash and cash equivalents at beginning of period	104,067	102,972
Cash and cash equivalents at end of period	$259,891	$92,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,681	$6,140
Income taxes	2,445	170

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $27.7 million and $3.6 million, respectively, at March 31, 2021 and $0.3 million, $28.1 million and $1.6 million, respectively, at December 31, 2020. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread across the globe. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the

COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, is unknown at this time and will depend on future developments, including the scope and duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to be sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of March 31, 2021 and the Company did not reverse any accrued interest against interest income during the three months ended March 31, 2021.

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

As of March 31, 2021, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.9 million as of March 31, 2021. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of March 31, 2021.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to yield and are typically amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $15.6 million at March 31, 2021 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral. As a result, during the third quarter of 2020, the Company recorded a reserve of $0.2 million against accrued interest receivable with the offset recorded to provision for credit losses. The reserve has remained unchanged through March 31, 2021.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. Section 4013 and the interagency guidance are being applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extends Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19.

Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic.

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

The Company's methodologies incorporate a reasonable and supportable forecast period of one year and revert to historical loss information on a straight-line basis over a one year reversion period.

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

The Company uses the Moody’s Analytics Baseline forecast service for its economic forecast assumption. The Moody’s Analytics Baseline forecast includes both National and Hawaii specific economic indicators. The Moody’s Analytics forecast service is widely used in the industry and is reasonable and supportable. It is updated at least monthly and includes a variety of upside and downside economic scenarios from the Baseline. Generally the Company will use the most recent Baseline forecast from Moody’s as of the balance sheet date. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that factors in other potential economic scenarios available by Moody’s Analytics or may apply overrides to its statistical models to enhance the reasonableness of its loss estimates.

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

Consumer loans - non-revolving
This segment consists of consumer non-revolving (term) loans, including auto dealer loans. Its predominant risk characteristics relate to current and projected economic conditions as well as employment and income levels attributed to the borrower.

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

The estimate also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is recorded as a provision for credit losses on off-balance sheet credit exposures in the provision for credit losses.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)." This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. It also improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 effective January 1, 2021 and it did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." This ASU issues improvements to the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified, reducing the likelihood that disclosure requirements would be missed. The Company adopted ASU 2020-10 effective January 1, 2021 and it did not have a material impact on our consolidated financial statements.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company will elect (1) above for all contract modifications that meet the stated criteria. As the Company currently does not utilize hedge accounting, (2) above is currently not applicable. The Company currently does not have HTM debt securities and therefore, (3) above is currently not applicable.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
March 31, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$165,180	$3,355	$(2,190)	$166,345	$—
Corporate securities	47,175	189	(1,197)	46,167	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	41,565	90	(478)	41,177	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	814,051	13,300	(12,085)	815,266	—
Commercial - U.S. Government agencies and sponsored entities	85,778	1,710	(1,609)	85,879	—
Residential - Non-government agencies	18,318	594	(112)	18,800	—
Commercial - Non-government agencies	41,315	1,392	—	42,707	—
Total available-for-sale securities	$1,213,382	$20,630	$(17,671)	$1,216,341	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$163,573	$5,370	$(177)	$168,766	$—
Corporate securities	47,351	788	(131)	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,413	18	(286)	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	762,309	16,816	(299)	778,826	—
Commercial - U.S. Government agencies and sponsored entities	85,405	2,564	(500)	87,469	—
Residential - Non-government agencies	22,671	786	(34)	23,423	—
Commercial - Non-government agencies	41,309	1,663	—	42,972	—
Total available-for-sale securities	$1,156,031	$28,005	$(1,427)	$1,182,609	$—

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2021
Equity securities	$1,096	$1,435

December 31, 2020
Equity securities	1,068	1,351

The amortized cost and estimated fair value of our AFS debt securities at March 31, 2021 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$21,146	$21,381
Due after one year through five years	28,707	29,691
Due after five years through ten years	93,484	93,093
Due after ten years	110,583	109,524

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	814,051	815,266
Commercial - U.S. Government agencies and sponsored entities	85,778	85,879
Residential - Non-government agencies	18,318	18,800
Commercial - Non-government agencies	41,315	42,707
Total available-for-sale securities	$1,213,382	$1,216,341

We did not sell any available-for-sale securities during the three months ended March 31, 2021 and March 31, 2020

Investment securities with fair value of $494.1 million and $483.6 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At March 31, 2021 and December 31, 2020, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 95 and 37 AFS debt securities which were in an unrealized loss position, without an ACL, at March 31, 2021 and December 31, 2020, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Debt securities:
States and political subdivisions	$59,427	$(2,190)	$—	$—	$59,427	$(2,190)
Corporate securities	30,810	(1,197)	—	—	30,810	(1,197)
U.S. Treasury obligations and direct obligations of U.S Government agencies	14,001	(329)	16,389	(149)	30,390	(478)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	409,049	(12,085)	—	—	409,049	(12,085)
Residential - Non-government agencies	905	(112)	—	—	905	(112)
Commercial - U.S. Government agencies and sponsored entities	22,398	(1,609)	—	—	22,398	(1,609)
Total temporarily impaired securities	$536,590	$(17,522)	$16,389	$(149)	$552,979	$(17,671)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Debt securities:
States and political subdivisions	$21,313	$(177)	$—	$—	$21,313	$(177)
Corporate securities	4,869	(131)	—	—	4,869	(131)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,980	(24)	20,925	(262)	26,905	(286)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	76,402	(299)	—	—	76,402	(299)
Residential - Non-government agencies	989	(34)	—	—	989	(34)
Commercial - U.S. Government-sponsored entities	16,977	(500)	—	—	16,977	(500)
Total temporarily impaired securities	$126,530	$(1,165)	$20,925	$(262)	$147,455	$(1,427)

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

Visa Class B Common Stock

As of March 31, 2021, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of March 31, 2021 and December 31, 2020 consisted of the following:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$618,104	$425,993
Other	514,303	545,136
Real estate:
Construction	138,284	125,625
Residential mortgage	1,684,936	1,687,251
Home equity	558,348	550,216
Commercial mortgage	1,166,175	1,158,203
Consumer	476,591	479,580
Gross loans	5,156,741	4,972,004
Net deferred (fees) costs	(18,892)	(7,891)
Total loans, net of deferred fees and costs	5,137,849	4,964,113
Allowance for credit losses	(81,553)	(83,269)
Total loans, net of allowance for credit losses	$5,056,296	$4,880,844

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP.The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During the first quarter of 2021, the Company funded over 3,600 loans totaling over $292 million in the third round, earning additional gross processing fees of over $15 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. Since the start of the SBA forgiveness, we have received forgiveness payments totaling over $233 million. A total outstanding balance of $618.1 million and net deferred fees of $20.3 million remain as of March 31, 2021. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company did not transfer any loans to the held-for-sale category during the three months ended March 31, 2021 and 2020.

The Company did not sell any loans originally held for investment during the three months ended March 31, 2021 and 2020.

The Company has previously purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended March 31, 2021
Purchases:
Outstanding balance	$22,534	$12,990	$35,524
Purchase premium (discount)	(131)	666	535
Purchase price	$22,403	$13,656	$36,059

Three Months Ended March 31, 2020
Purchases:
Outstanding balance	$22,953	$—	$22,953
Purchase premium (discount)	(613)	—	(613)
Purchase price	$22,340	$—	$22,340

Note: Purchases of unsecured consumer loans were made under forward flow purchase agreements.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
March 31, 2021
Commercial, financial and agricultural	$—	$—	$636	$636	$160
Real estate:
Residential mortgage	10,141	—	—	10,141	—
Home equity	439	—	—	439	—
Commercial mortgage	—	584	—	584	—
Total	$10,580	$584	$636	$11,800	$160

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2020
Commercial, financial and agricultural	$—	$—	$676	$676	$209
Real estate:
Residential mortgage	9,833	—	—	9,833	—
Home equity	524	—	—	524	—
Commercial mortgage	—	626	—	626	—
Total	$10,357	$626	$676	$11,659	$209

Foreclosure Proceedings

The Company had $1.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at both March 31, 2021 and December 31, 2020.

The Company did not foreclose on any loans during the three months ended March 31, 2021 and 2020.

The Company did not sell any foreclosed properties during the three months ended March 31, 2021 and 2020.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
March 31, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$597,819	$597,819	$—
Other	279	54	—	1,412	1,745	512,444	514,189	—
Real estate:
Construction	—	—	—	—	—	137,976	137,976	—
Residential mortgage	2,122	272	4,522	4,553	11,469	1,676,044	1,687,513	4,553
Home equity	—	135	—	439	574	558,940	559,514	439
Commercial mortgage	—	—	—	—	—	1,164,338	1,164,338	—
Consumer	1,550	670	262	790	3,272	473,228	476,500	—
Total	$3,951	$1,131	$4,784	$7,194	$17,060	$5,120,789	$5,137,849	$4,992

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2020
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$416,375	$416,375	$—
Other	613	350	—	1,461	2,424	542,667	545,091	—
Real estate:
Construction	—	—	—	—	—	125,407	125,407	—
Residential mortgage	2,832	689	567	4,115	8,203	1,682,009	1,690,212	4,115
Home equity	273	3	—	524	800	550,466	551,266	524
Commercial mortgage	—	—	—	—	—	1,156,328	1,156,328	—
Consumer	2,725	906	240	92	3,963	475,471	479,434	—
Total	$6,443	$1,948	$807	$6,192	$15,390	$4,948,723	$4,964,113	$4,639

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2021 consisted of two Hawaii residential mortgage loans with a principal balance of $0.2 million and one Hawaii commercial, financial and agricultural loan with a principal balance of $0.6 million. There were $7.5 million of TDRs still accruing interest at March 31, 2021, of which one loan totaling $0.1 million was more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, of which one loan totaling $0.7 million was more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three months ended March 31, 2021 and 2020.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company did not identify any loans in the first quarter of 2021 that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". The Company had active loan deferrals with outstanding balances of approximately $39.5 million and $119.3 million resulting from the COVID-19 pandemic that were not classified as a TDR at March 31, 2021 and December 31, 2020. The following table sets forth loans on active payment forbearance or deferral as of March 31, 2021:

	Loans on Active Forbearance or Deferral
(dollars in thousands)	Loan Count	Balance	Accrued Interest Receivable	Total Loans	% of Asset Class	Total Loans, Excl. PPP	% of Asset Class, Excl. PPP
Commercial, financial and agricultural	—	$—	$—	$1,112,008	—%	$514,189	—%
Real estate:
Construction	—	—	—	137,976	—%	137,976	—%
Residential mortgage	88	38,571	984	1,687,513	2.3%	1,687,513	2.3%
Home equity	—	—	—	559,514	—%	559,514	—%
Commercial mortgage	—	—	—	1,164,338	—%	1,164,338	—%
Consumer	83	928	—	476,500	0.2%	476,500	0.2%
Total loans	171	$39,499	$984	$5,137,849	0.8%	$4,540,030	0.9%

The following table presents by class, information related to loans modified in a TDR during the three months ended March 31, 2021:

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended March 31, 2021
Commercial, financial and agricultural - Other	1	$560	$—
Total	1	$560	$—

No loans were modified in a TDR during the three months ended March 31, 2020.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2021 and 2020.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of March 31, 2021 and 2020. Revolving loans converted to term as of and during the three months ended March 31, 2021 and 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
March 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$278,212	$319,607	$—	$—	$—	$—	$—	$597,819
Subtotal	278,212	319,607	—	—	—	—	—	597,819
Commercial, financial and agricultural - Other:
Risk Rating
Pass	26,676	75,241	53,756	61,131	39,649	124,952	74,084	455,489
Special Mention	978	6,823	12,354	2,904	20,107	8,409	1,001	52,576
Substandard	—	262	820	1,061	951	3,030	—	6,124
Subtotal	27,654	82,326	66,930	65,096	60,707	136,391	75,085	514,189
Construction:
Risk Rating
Pass	4,854	29,053	34,004	33,818	8,143	20,865	4,070	134,807
Special Mention	—	—	—	3,169	—	—	—	3,169
Subtotal	4,854	29,053	34,004	36,987	8,143	20,865	4,070	137,976
Residential mortgage:
Risk Rating
Pass	148,010	534,754	235,514	113,088	120,950	525,067	—	1,677,383
Special Mention	—	991	—	—	—	—	—	991
Substandard	—	1,218	393	805	2,079	4,644	—	9,139
Subtotal	148,010	536,963	235,907	113,893	123,029	529,711	—	1,687,513
Home equity:
Risk Rating
Pass	5,288	16,899	13,330	13,820	716	5,693	502,628	558,374
Special Mention	—	—	—	—	—	—	701	701
Substandard	—	—	—	—	—	439	—	439
Subtotal	5,288	16,899	13,330	13,820	716	6,132	503,329	559,514
Commercial mortgage:
Risk Rating
Pass	17,839	134,944	144,012	124,952	163,055	455,960	16,029	1,056,791
Special Mention	—	—	2,018	30,564	4,742	33,038	—	70,362
Substandard	—	—	1,788	18,964	1,873	14,560	—	37,185
Subtotal	17,839	134,944	147,818	174,480	169,670	503,558	16,029	1,164,338
Consumer:
Risk Rating
Pass	36,826	100,204	126,940	70,102	38,443	33,193	69,739	475,447
Substandard	—	166	441	267	87	65	—	1,026
Loss	—	—	—	—	16	11	—	27
Subtotal	36,826	100,370	127,381	70,369	38,546	33,269	69,739	476,500
Total	$518,683	$1,220,162	$625,370	$474,645	$400,811	$1,229,926	$668,252	$5,137,849

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$416,375	$—	$—	$—	$—	$—	$—	$416,375
Subtotal	416,375	—	—	—	—	—	—	416,375
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$86,456	$55,660	$61,314	$47,672	$39,337	$98,136	$82,465	$471,040
Special Mention	9,690	16,120	6,293	26,109	1,556	6,989	420	67,177
Substandard	200	839	1,043	1,045	2,570	1,177	—	6,874
Subtotal	96,346	72,619	68,650	74,826	43,463	106,302	82,885	545,091
Construction:
Risk Rating
Pass	22,491	29,518	36,790	9,365	2,163	19,138	3,099	122,564
Special Mention	—	—	2,843	—	—	—	—	2,843
Subtotal	22,491	29,518	39,633	9,365	2,163	19,138	3,099	125,407
Residential mortgage:
Risk Rating
Pass	556,479	276,645	127,490	136,307	180,782	406,020	—	1,683,723
Special Mention	997	—	—	597	142	—	—	1,736
Substandard	—	—	537	785	1,381	2,050	—	4,753
Subtotal	557,476	276,645	128,027	137,689	182,305	408,070	—	1,690,212
Home equity:
Risk Rating
Pass	17,582	15,851	15,567	679	1,023	4,592	494,741	550,035
Special Mention	—	—	—	—	—	—	707	707
Substandard	—	—	—	—	200	324	—	524
Subtotal	17,582	15,851	15,567	679	1,223	4,916	495,448	551,266
Commercial mortgage:
Risk Rating
Pass	130,448	144,244	123,519	166,618	104,381	363,837	16,200	1,049,247
Special Mention	—	2,021	31,647	2,919	13,546	19,653	—	69,786
Substandard	—	1,791	19,000	1,934	—	14,570	—	37,295
Subtotal	130,448	148,056	174,166	171,471	117,927	398,060	16,200	1,156,328
Consumer:
Risk Rating
Pass	112,955	147,940	78,486	44,571	17,445	4,032	73,423	478,852
Special Mention	—	—	—	—	—	—	250	250
Substandard	—	138	102	22	—	22	—	284
Loss	—	16	—	26	2	4	—	48
Subtotal	112,955	148,094	78,588	44,619	17,447	4,058	73,673	479,434
Total	$1,353,673	$690,783	$504,631	$438,649	$364,528	$940,544	$671,305	$4,964,113

The following tables present the Company's loans by class and credit quality indicator as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
March 31, 2021
Commercial, financial and agricultural: SBA PPP	$618,104	$—	$—	$—	$618,104	$(20,285)	$597,819
Commercial, financial and agricultural: Other	455,603	52,576	6,124	—	514,303	(114)	514,189
Real estate:
Construction	135,115	3,169	—	—	138,284	(308)	137,976
Residential mortgage	1,674,806	991	9,139	—	1,684,936	2,577	1,687,513
Home equity	557,208	701	439	—	558,348	1,166	559,514
Commercial mortgage	1,058,628	70,362	37,185	—	1,166,175	(1,837)	1,164,338
Consumer	475,538	—	1,026	27	476,591	(91)	476,500
Total	$4,975,002	$127,799	$53,913	$27	$5,156,741	$(18,892)	$5,137,849

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2020
Commercial, financial and agricultural: SBA PPP	$425,993	$—	$—	$—	$425,993	$(9,618)	$416,375
Commercial, financial and agricultural: Other	471,085	67,177	6,874	—	545,136	(45)	545,091
Real estate:
Construction	122,782	2,843	—	—	125,625	(218)	125,407
Residential mortgage	1,680,762	1,736	4,753	—	1,687,251	2,961	1,690,212
Home equity	548,985	707	524	—	550,216	1,050	551,266
Commercial mortgage	1,051,122	69,786	37,295	—	1,158,203	(1,875)	1,156,328
Consumer	478,998	250	284	48	479,580	(146)	479,434
Total	$4,779,727	$142,499	$49,730	$48	$4,972,004	$(7,891)	$4,964,113

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three months ended March 31, 2021 and March 31, 2020:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended March 31, 2021
Beginning balance	304	18,717	4,277	16,484	5,449	22,163	15,875	83,269
Provision for credit losses on loans	185	(2,733)	770	(1,233)	(207)	563	1,681	(974)
	489	15,984	5,047	15,251	5,242	22,726	17,556	82,295
Charge-offs	—	609	—	—	—	—	1,098	1,707
Recoveries	—	89	—	106	9	8	753	965
Net charge-offs (recoveries)	—	520	—	(106)	(9)	(8)	345	742
Ending balance	$489	$15,464	$5,047	$15,357	$5,251	$22,734	$17,211	$81,553

Three Months Ended March 31, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Beginning balance	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses on loans	—	1,231	655	(935)	(314)	5,779	2,913	9,329
	—	8,740	2,926	13,000	2,278	19,516	14,406	60,866
Charge-offs	—	437	—	—	—	—	2,217	2,654
Recoveries	—	342	131	181	31	2	746	1,433
Net charge-offs (recoveries)	—	95	(131)	(181)	(31)	(2)	1,471	1,221
Ending balance	$—	$8,645	$3,057	$13,181	$2,309	$19,518	$12,935	$59,645

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three months ended March 31, 2021 and March 31, 2020.

(dollars in thousands)
Three Months Ended March 31, 2021
Beginning balance	$4,884
Provision for off-balance sheet credit exposures	153
Ending balance	$5,037

Three Months Ended March 31, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	1,798
Ending balance	$3,810

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended March 31, 2021, our provision for credit losses was a credit of $0.8 million, which consisted of a credit to the provision for credit losses on loans of $1.0 million and a $0.2 million provision for credit losses on off-balance sheet credit exposures. In the three months ended March 31, 2020, our provision for credit loss was $11.1 million, which consisted of a provision for credit losses on loans of $9.3 million and a $1.8 million provision for credit losses on off-balance sheet credit exposures.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Investments in low income housing tax credit partnerships	$27,683	$28,090
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	203	277
Other	2,054	54
Total	$31,487	$29,968

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. As of March 31, 2021 and December 31, 2020, the Company had $14.4 million and $17.2 million, respectively, in unfunded commitments related to the LIHTC partnerships and $2.0 million and none, respectively, related to other partnerships. The expected payments for the unfunded commitments as of March 31, 2021 for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2021 (remainder)	$8,383	$2,000	$10,383
2022	5,980	—	5,980
2023	10	—	10
2024	26	—	26
2025	6	—	6
2026	6	—	6
Thereafter	37	—	37
Total unfunded commitments	$14,448	$2,000	$16,448

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2021 and March 31, 2020:

(dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Proportional amortization method:
Amortization expense recognized in income tax expense	$407	$348
Tax credits recognized in income tax expense	474	400

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2020	$14,718
Additions	174
Amortization	(1,547)
Balance, March 31, 2020	$13,345

Balance, January 1, 2021	$11,865
Additions	461
Amortization	(1,232)
Balance, March 31, 2021	$11,094

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.5 million for the three months ended March 31, 2021 compared to $0.2 million for the three months ended March 31, 2020.

Amortization of mortgage servicing rights totaled $1.2 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Fair market value, beginning of period	$12,003	$15,820
Fair market value, end of period	11,673	13,525
Weighted average discount rate	9.6%	9.5%
Weighted average prepayment speed assumption	17.5%	16.1%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$71,370	$(60,276)	$11,094	$70,909	$(59,044)	$11,865

Based on the mortgage servicing rights held as of March 31, 2021, estimated amortization expense for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$3,642
2022	3,584
2023	2,918
2024	950
2025	—
2026	—
Thereafter	—
Total	$11,094

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At March 31, 2021 and December 31, 2020, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2021, we were a party to interest rate lock and forward sale commitments on $1.9 million and $7.1 million of mortgage loans, respectively.

Risk Participation Agreements

In the first and fourth quarters of 2020, the Company entered into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which we participate. The risk participation agreements entered into by us and a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate lock and forward sale commitments and risk participation agreements	Other assets / other liabilities	$84	$18	$18	$163

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	$180
Loans held for sale	Other income	(1)
Risk participation agreements	Other service charges and fees	31

Three Months Ended March 31, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	99
Risk participation agreements	Other service charges and fees	1,288

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.80 billion line of credit as of March 31, 2021, compared to $1.81 billion at December 31, 2020. At March 31, 2021, $1.56 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020. There were no short-term borrowings under this arrangement at March 31, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $237.1 million at March 31, 2021, compared to $268.0 million at December 31, 2020. There were no long-term borrowings under this arrangement at March 31, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at March 31, 2021 were secured by certain real estate loans with a carrying value of $2.72 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $65.9 million and $64.5 million, respectively. As of March 31, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $133.5 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the SBA's PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At March 31, 2021, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans were pledged to the Federal Reserve Bank.

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

At March 31, 2021 and December 31, 2020, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	March 31, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of March 31, 2021, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	March 31, 2021
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $53.9 million, net of unamortized debt issuance costs of $1.1 million, at March 31, 2021.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Other operating income:
In-scope of ASC 606
Mortgage banking income	$838	$229
Service charges on deposit accounts	1,478	2,050
Other service charges and fees	3,178	2,996
Income on fiduciary activities	1,231	1,297
In-scope other operating income	6,725	6,572
Out-of-scope other operating income	3,986	2,314
Total other operating income	$10,711	$8,886

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	532,374	$22.49
Changes during the period:
Granted	210,566	21.67
Vested	(53,112)	28.97
Forfeited	(4,757)	16.43
Non-vested restricted stock units, end of period	685,071	21.78

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Lease cost:
Operating lease cost	$1,571	$1,653
Variable lease cost	720	678
Less: sublease income	—	(12)
Total lease cost	$2,291	$2,319

Other information:
Operating cash flows from operating leases	$(1,599)	$(1,594)
Weighted-average remaining lease term - operating leases	11.78 years	13.36 years
Weighted-average discount rate - operating leases	3.89%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2021 (remainder)	$4,809	$1,285	$3,524
2022	5,954	1,560	4,394
2023	5,396	1,405	3,991
2024	5,091	1,262	3,829
2025	4,795	1,117	3,678
2026	4,551	978	3,573
Thereafter	27,536	4,492	23,044
Total	$58,132	$12,099	$46,033

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total rental income recognized	$520	$533

Based on the Company's leases as lessor as of March 31, 2021, estimated lease payments for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$2,046
2022	1,575
2023	582
2024	222
2025	119
2026	72
Thereafter	106
Total	$4,722
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three months ended March 31, 2021 and 2020, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(23,619)	$(6,318)	$(17,301)
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized losses on investment securities	(23,619)	(6,318)	(17,301)

Defined benefit plans:
Amortization of net actuarial loss	246	66	180
Amortization of net transition obligation	5	1	4
Defined benefit plans, net	251	67	184

Other comprehensive loss	$(23,368)	$(6,251)	$(17,117)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$13,858	$3,711	$10,147
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	13,858	3,711	10,147

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	268	72	196
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	4	1	3
Defined benefit plans, net	704	188	516

Other comprehensive income	$14,562	$3,899	$10,663

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive income (loss) before reclassifications	(17,301)	—	(17,301)
Reclassification adjustments from AOCI	—	184	184
Total other comprehensive income (loss)	(17,301)	184	(17,117)

Balance at end of period	$9,350	$(6,339)	$3,011

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income before reclassifications	10,147	313	10,460
Reclassification adjustments from AOCI	—	203	203
Total other comprehensive income	10,147	516	10,663

Balance at end of period	$24,972	$(5,900)	$19,072

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2021 and 2020:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2021	2020
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(246)	$(268)	Other operating expense - other
Amortization of net transition obligation	(5)	(5)	Other operating expense - other
Amortization of prior service cost	—	(4)	Other operating expense - other
Total before tax	(251)	(277)
Tax effect	67	74	Income tax benefit (expense)
Net of tax	$(184)	$(203)

Total reclassification adjustments from AOCI for the period, net of tax	$(184)	$(203)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Net income	$18,038	$8,326

Weighted average common shares outstanding - basic	28,108,648	28,126,400
Dilutive effect of employee stock options and awards	204,366	151,353
Weighted average common shares outstanding - diluted	28,313,014	28,277,753

Basic earnings per common share	$0.64	$0.30
Diluted earnings per common share	$0.64	$0.29

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of March 31, 2021, the weighted average discount rate used in the valuation of loans was 5.06%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of March 31, 2021, the weighted average discount rate used in the valuation of time deposits was 0.29%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of March 31, 2021, the weighted average discount rate used in the valuation of long-term debt was 5.95%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial assets:
Cash and due from banks	$93,358	$93,358	$93,358	$—	$—
Interest-bearing deposits in other banks	166,533	166,533	166,533	—	—
Investment securities	1,217,776	1,217,776	1,435	1,206,745	9,596
Loans held for sale	5,234	5,234	—	5,234	—
Net loans	5,056,296	4,931,010	—	—	4,931,010
Accrued interest receivable	19,440	19,440	19,440	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,070,428	2,070,428	2,070,428	—	—
Interest-bearing demand and savings and money market	3,241,942	3,241,942	3,241,942	—	—
Time	896,580	896,753	—	—	896,753
Long-term debt	105,436	90,479	—	—	90,479
Accrued interest payable (included in other liabilities)	2,023	2,023	2,023	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Derivatives:
Interest rate lock commitments	$1,881	$84	$84	$—	$84	$—
Forward sale commitments	7,136	(1)	(1)	—	(1)	—
Risk participation agreement	37,704	(17)	(17)	—	—	(17)

Off-balance sheet financial instruments:
Commitments to extend credit	1,292,373	—	1,570	—	1,570	—
Standby letters of credit and financial guarantees written	11,306	—	170	—	170	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and due from banks	$97,546	$97,546	$97,546	$—	$—
Interest-bearing deposits in other banks	6,521	6,521	6,521	—	—
Investment securities	1,183,960	1,183,960	1,351	1,170,283	12,326
Loans held for sale	16,687	16,687	—	16,687	—
Net loans	4,880,844	4,795,776	—	—	4,795,776
Accrued interest receivable	20,224	20,224	20,224	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,790,269	1,790,269	1,790,269	—	—
Interest-bearing demand and savings and money market	3,106,931	3,106,931	3,106,931	—	—
Time	898,918	899,562	—	—	899,562
Short-term borrowings	22,000	22,000	—	22,000	—
Long-term debt	105,385	92,488	—	—	92,488
Accrued interest payable (included in other liabilities)	1,727	1,727	1,727	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Derivatives:
Interest rate lock commitments	$714	$18	$18	$—	$18	$—
Forward sale commitments	16,603	(115)	(115)	—	(115)	—
Risk participation agreements	37,762	(48)	(48)	—	—	(48)

Off-balance sheet financial instruments:
Commitments to extend credit	1,176,065	—	1,313	—	1,313	—
Standby letters of credit and financial guarantees written	10,544	—	158	—	158	—

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

There were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$166,345	$—	$157,654	$8,691
Corporate securities	46,167	—	46,167	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	41,177	—	41,177	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	815,266	—	815,266	—
Commercial - U.S. Government agencies and sponsored entities	85,879	—	85,879	—
Residential - Non-government agencies	18,800	—	17,895	905
Commercial - Non-government agencies	42,707	—	42,707	—
Total available-for-sale securities	1,216,341	—	1,206,745	9,596

Equity securities	1,435	1,435	—	—

Derivatives: Interest rate lock and forward sale commitments	66	—	83	(17)
Total	$1,217,842	$1,435	$1,206,828	$9,579

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$168,766	$—	$157,429	$11,337
Corporate securities	48,008	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	—	33,145	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	778,826	—	778,826	—
Commercial - U.S. Government agencies and sponsored entities	87,469	—	87,469	—
Residential - Non-government agencies	23,423	—	22,434	989
Commercial - Non-government agencies	42,972	—	42,972	—
Total available-for-sale securities	1,182,609	—	1,170,283	12,326

Equity securities	1,351	1,351	—	—

Derivatives: Interest rate lock and forward sale commitments	(145)	—	(97)	(48)
Total	$1,183,815	$1,351	$1,170,186	$12,278

For the three months ended March 31, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(1,973)	(5)	(1,978)
Unrealized net loss included in other comprehensive income	(673)	(79)	(752)
Balance at March 31, 2021	$8,691	$905	$9,596

Balance at December 31, 2019	$11,255	$—	$11,255
Principal payments received	(109)	—	(109)
Unrealized net gain included in other comprehensive income	426	—	426
Balance at March 31, 2020	$11,572	$—	$11,572

Within the states and political subdivisions available-for-sale debt securities category, the Company holds three mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $8.7 million and $11.6 million at March 31, 2021 and March 31, 2020, respectively. Within the other MBS non-agency category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with a fair value of $0.9 million at March 31, 2021. The Company estimates the aggregate fair value of $9.6 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of March 31, 2021, the weighted average discount rate utilized was 3.38% compared to 3.25% at March 31, 2020 and 2.83% at December 31, 2020, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of March 31, 2021 and December 31, 2020:

Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Other real estate (1)	$—	$—	$—	$—

December 31, 2020
Other real estate (1)	$—	$—	$—	$—

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

Central Pacific Bank is a full-service community bank with 31 branches and 69 ATMs located throughout the state of Hawaii as of March 31, 2021.

The bank offers a broad range of products and services including accepting demand, money market, savings and time deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 23, 2021, including the
“Risk Factors” set forth therein.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2019, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for loan and lease losses. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2019 Form 10-K.

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

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans as the most critical to the financial statement presentation. The total ACL on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses". The ACL is established through the provision for credit losses on loans charged to current earnings. The amount maintained in the ACL reflects management’s continuing evaluation of the estimated loan losses expected to be recognized over the life of the loans in our loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that don’t share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the expected credit losses in the loan portfolio. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Financial Summary

Net income for the three months ended March 31, 2021 was $18.0 million, or $0.64 per diluted share, compared to net income of $8.3 million, or $0.29 per diluted share for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company recorded a credit to the provision for credit losses, which includes the provisions for credit losses on loans and off-balance sheet credit exposures, of $0.8 million, compared to a provision of $11.1 million during the three months ended March 31, 2020.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three months ended March 31, 2021 was $22.7 million, compared to $22.3 million for the three months ended March 31, 2020.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2021	2020
Return on average assets	1.07%	0.55%
Return on average shareholders’ equity	13.07	6.21
Basic earnings per common share	$0.64	$0.30
Diluted earnings per common share	0.64	0.29

COVID-19 Pandemic

The ongoing novel coronavirus pandemic ("COVID-19") has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary and permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability. In the March 2021 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expect it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with their assessments of maximum employment and inflation has risen to 2.00% and is on track to moderately exceed 2.00% for some time.

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

In March 2021, Congress passed another $1.9 trillion aid package, or the American Rescue Plan Act of 2021, which builds upon many of the measures in the CARES Act from March 2020 and in the Consolidated Appropriations Act, 2021, from December 2020.

Hawaii's economy continues to be significantly impacted by COVID-19. On March 4, 2020, Hawaii Governor David Ige issued a Proclamation declaring a state of emergency to support ongoing State and county responses to COVID-19. Since then, Governor Ige issued nineteen supplemental emergency proclamations which includes travel restrictions and other measures.

As a result of these restrictions and vaccinations administered, the spread of COVID-19 has been relatively contained. The infection rate in the State of Hawaii is one of the lowest per capita in the country at 1,816 cases per 100,000 population. As of April 23, 2021 the Centers for Disease Control and Prevention reported there were 31,802 cases (7-day moving average of 75.3 new infections) and 478 COVID-19-related deaths in Hawaii. Over 30% of Hawaii's population has been fully vaccinated, which is the 8th highest in the nation.

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

In July 2020, the Board of Directors of the Company approved a plan to consolidate four branches on the island of Oahu in 2020. Three of the branches were in-store branches on Oahu, which were temporarily closed since March 2020 due to the COVID-19 pandemic, and were permanently closed during the third quarter of 2020. These in-store branches had a small square footage which did not allow for adequate social distancing. The fourth branch was a full-service branch on Oahu that was closed during the fourth quarter of 2020. Our digital rollout is well-aligned with our branch consolidation initiative, and much of the transactional activity that was processed by these branches was migrated to our digital channels or other neighboring branches. The Company incurred $0.3 million in pre-tax expenses related to the consolidation of the three in-store branches during the third quarter of 2020 and an additional $1.3 million in pre-tax expenses related to the consolidation of the fourth branch during the fourth quarter of 2020. The Company anticipates annual expense savings of approximately $1.8 million related to the consolidation of the four branches.

As of March 31, 2021, the Company has re-opened all of its branches that were temporarily closed. The Company is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 10-day self quarantine has resulted in a significant decline in tourism to the state of Hawaii. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic. However the state is making progress towards economic recovery. Visitor arrivals have recently been approaching 20,000 per day in April 2021, or nearly two-thirds of pre-pandemic levels. While still elevated, Hawaii's unemployment rate of 9.0% during the month of March 2021 is significantly down from its peak of 21.9% in April and May of last year. Should the process stall or economic conditions in the state of Hawaii worsen, it could lead to additional provisions for credit losses and lower interest and fee income, which if significant, could have a material impact to our results of operations and financial statements.

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

Financial position and results of operations

The disruptions in the economy have impaired and could continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as customers draw on their lines of credit or seek additional loans to help finance their businesses when government stimulus payments taper off. Similarly, because of changing economic and market conditions affecting issuers, we could be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

Through guidance from regulatory agencies, the Company has prudently worked with its borrowers impacted by COVID-19 to defer payments, interest, and fees. The Company is currently working on returning borrowers to payment as the economy begins to recover. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic declined significantly from $120.2 million or, 2.4% of the total loan portfolio (or 2.6% excluding PPP loans) as of December 31, 2020, to $39.5 million, or 0.8% of the total loan portfolio (or 0.9% excluding PPP loans), as of March 31, 2021, as many borrowers resumed payments.

The following table sets forth loans to borrowers impacted by COVID-19 on active payment forbearance or deferral and the percentage of loans on active payment forbearance or deferral to total loans and total loans, excluding PPP loans, as of March 31, 2021:

	Loans on Active Forbearance or Deferral
(dollars in thousands)	Loan Count	Balance	Accrued Interest Receivable	Total Loans	% of Asset Class	Total Loans, Excl. PPP	% of Asset Class, Excl. PPP
Commercial, financial and agricultural	—	$—	$—	$1,112,008	—%	$514,189	—%
Real estate:
Construction	—	—	—	137,976	—%	137,976	—%
Residential mortgage	88	38,571	984	1,687,513	2.3%	1,687,513	2.3%
Home equity	—	—	—	559,514	—%	559,514	—%
Commercial mortgage	—	—	—	1,164,338	—%	1,164,338	—%
Consumer	83	928	—	476,500	0.2%	476,500	0.2%
Total loans	171	$39,499	$984	$5,137,849	0.8%	$4,540,030	0.9%

The Company’s interest income could also be reduced due to COVID-19. Interest and fees still accrue on amounts that are deemed collectible during the deferral period, however, should the Company later determine that collection of payments is not expected and eventual credit losses on these deferred payments emerge, accrued and unpaid interest income and fees will need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. This reserve balance has remained unchanged through March 31, 2021. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible.

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

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company currently estimates that it has sufficient liquidity and capital to withstand an economic recession brought about by COVID-19. However, the Company's regulatory capital ratios could be adversely impacted by significant credit losses and lower interest income and fees or by a longer and deeper recession than we currently anticipate. To protect against this possibility, the Company issued $55.0 million in subordinated debt in October 2020, which is classified as tier 2 capital for regulatory purposes, and downstreamed $46.8 million to the bank.

The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time or the bank is otherwise restricted in its ability to pay dividends to the Company, the Company may not be able to service its debt or pay dividends to its shareholders.

The Company’s liquidity was impacted by loan principal and interest payment deferrals that are being granted for certain customers due to COVID-19. Cash flow from loan payments was reduced due to the deferrals which are being granted in three month deferral periods, as needed. Requests for loan payment deferrals continued to decline significantly in the first quarter of 2021. While a significant number of loan payment deferrals ended in the first quarter of 2021, we assisted some borrowers with additional deferrals as needed. Additionally, liquidity could be adversely impacted if customers withdraw significant deposit balances due to COVID-19 concerns. During 2020 and the first quarter of 2021, we experienced the reverse where there was a significant inflow of deposits due to government stimulus and general market uncertainty. However this may not continue.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The collateral that is pledged for wholesale funding lines, could lose value and may result in less funding availability. The Company has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is an extension of credit to eligible financial institutions that originate Paycheck Protection Program (“PPP”) loans that takes the PPP loans as collateral at face value. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

In March 2020, we decided to suspend our share repurchase program as a result of the uncertainty posed by the pandemic. In January 2021, our Board of Directors approved a new authorization to repurchase up to $25 million in common stock. We can provide no assurance on how many shares we may repurchase, if any, under this repurchase program.

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

The Company has a significant real estate loan portfolio. Due to COVID-19, the real estate loan collateral used to secure such loans could experience a reduction in value which could lead to credit impairments and asset write-downs. Thus far, the Hawaii real estate market continues to be extremely strong and real estate collateral values have remained relatively stable, but we cannot provide any assurance as to future levels of stability.

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

The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. The Company may incur additional costs related to its continued deployment of the remote workforce plan. A remote workforce plan potentially could introduce operational or internal control challenges and risks, including resource constraints. The Company is closely monitoring operations to mitigate those risks, and currently does not anticipate significant challenges to its ability to maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. However, should there be significant changes to government orders, the health and well-being of our workforce, or to our critical systems and vendors, there could be an adverse impact on our operations. As an essential service provider, the COVID-19 vaccine became available to our employees in March 2021. Many of the Company's employees are fully vaccinated at this point.

Lending operations and accommodations to borrowers

To support its customers during this difficult time, the Company moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company offered an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, as previously mentioned, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout the second quarter of 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees have been reinstated but the increased spending cap limits will remain in place temporarily.

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5% based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. With the significant increase in volume of PPP loan requests, the Company redeployed staff to handle and assist with loan processing. Additionally, the Company brought on some outside resources to assist with the PPP.

The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During the first quarter of 2021, the Company funded over 3,600 loans totaling over $292 million in the third round, earning additional gross processing fees of over $15 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. Since the start of the SBA forgiveness, we have received forgiveness payments totaling over $233 million. A total outstanding balance of $618.1 million and net deferred fees of $20.3 million remain as of March 31, 2021. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

In September 2020, the Company became aware of a Federal criminal complaint related to PPP loan fraud on a $10.0 million PPP loan that the Bank originated in April 2020. The CEO of the borrower was charged by the U.S. Department of Justice for submitting a fraudulent PPP loan application to the Bank. The Federal investigation is ongoing and charges are currently pending. Neither the Company nor the Bank is a party to the Federal complaint, and we have been cooperating with Federal authorities. We believe that we originated the subject PPP loan in accordance with all SBA PPP requirements. Accordingly, we currently expect that the SBA guarantee remains in effect. Based on current facts and circumstances, we also expect to be fully repaid on the loan. Therefore we continue to hold the $10.0 million PPP loan on our balance sheet as a performing asset as of March 31, 2021.

The Company is staying in close contact with its customers and has increased its client outreach efforts. The Company is monitoring its client’s financial health during this challenging time and is providing guidance to help them through the pandemic. Further, the Company believes it is prudently making loan modifications for certain borrowers to allow deferral of loan principal and/or interest for a limited-term period.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed.The Company is deferring either the full loan payment or the principal component of the loan payment for typically three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. As of March 31, 2021, the Company had loan payment forbearance or deferrals on outstanding balances of $39.5 million, or 0.8% of total loans (or 0.9% of total loans, excluding PPP loans). Of this amount, $38.3 million were on extended payment forbearance or deferrals as of March 31, 2021.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. The Company did not identify any new loans during the first quarter of 2021 that were modified and did not meet the criteria under Section 4013 of the CARES Act or the interagency guidance.

Collectibility of the accrued interest on deferred loans is uncertain. During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve remained unchanged through March 31, 2021. The Company may need to increase this reserve or reverse accrued interest receivable which may negatively impact interest income in future periods if it is determined that the accrued interest receivable is uncollectible. Additional loan modifications to capitalize interest and/or extend loan terms may also be necessary. The Company anticipates limited new or extended loan deferrals in the second quarter of 2021 as the Hawaii economic recovery progresses.

As part of the CARES Act, the Section 1112 debt relief program authorized the SBA to pay, for a 6-month period, the principal, interest, and associated fees that borrowers owed on covered 7(a) loans, 504 loans, and Microloans reported in regular servicing status (excluding PPP loans). Under Section 325 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) enacted December 29, 2020, Section 1112 was amended and authorized a second round of payments covering the principal, interest, and associated fees that borrowers owed on covered loans for a 3-month period beginning with payments due February 1, 2021, followed by an additional payment for a 2-month period for borrowers with an assigned North American Industry Classification System code beginning with 61, 71, 72, 213, 315, 448, 451, 481, 485, 487, 511, 512, 515, 532, or 812. As of March 31, 2021, the Company had $10.9 million in SBA loans. During the three months ended March 31, 2021, the Company received $0.5 million in loan payments from the SBA.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

The disruptions in the economy resulting from the COVID-19 pandemic have impaired and could continue to impair the ability of some of our borrowers to make their monthly loan payments, which could result in significant increases in delinquencies, defaults, foreclosures and declining collateral values. As a result, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increase our ACL, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

In March 2020, the Company reviewed its entire commercial loan portfolio and actively reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. The review continued throughout the remainder of 2020. The Company proactively worked with many of its customers in providing loan payment deferrals, as well as assisted in the application and approval of PPP loans.

The volume of loan payment deferrals granted peaked in May 2020 at approximately $605 million in total loan balances, and has since declined to $39.5 million, or 0.8% of total loans (or 0.9% of total loans, excluding PPP loans), at March 31, 2021. The Company is providing alternative payment plans on a limited basis following the end of the payment deferral periods. Our consumer loan payment deferrals totaled $0.9 million at March 31, 2021, compared to $2.3 million at December 31, 2020. Our residential mortgage loans on active payment forbearance totaled $38.6 million at March 31, 2021, compared to $70.4 million at December 31, 2020. The majority of the residential mortgage loans in forbearance were in an extended 90-day forbearance period at March 31, 2021. Most borrowers are beginning to resume payments with the total count dropping from a peak of 467 at May 31, 2020 to 88 at March 31, 2021. There were no commercial, commercial real estate and construction loan portfolios, loans on active payment deferral at March 31, 2021, compared to $47.5 million at December 31, 2020.

In the first quarter of 2021, we continued our stepped-up credit assessment and monitoring as well as our outreach to our customers. Criticized loans declined by $10.5 million from the previous quarter to $181.7 million, or 4.0% of the total loan portfolio excluding PPP loans. Special mention loans declined by $14.7 million to $127.8 million, or 2.8% of the total loan portfolio excluding PPP loans. Classified loans increased by $4.2 million to $53.9 million, or 1.2% of the total loan portfolio excluding PPP loans. The loan improvements were the result of our continued assessment of borrower risk based on the borrower’s near-term strategy and outlook, management strength and actions they’ve taken, overall financial condition, and external funding and deferral support. Approximately 27% of special mention balances and 8% of classified balances also received PPP loans.

The Company believes that the residential, home equity and commercial real estate and construction loan portfolios are lower risk. The weighted average loan-to-values at origination in these portfolios are 62%, 63%, and 61%, respectively, and we believe they will be less impacted by the pandemic. These loans comprise approximately $3.5 billion or 78% of our total loan portfolio, net of PPP loans. Overall, the Company's loan portfolio remains well diversified.

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

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continues to be significantly impacted by the COVID-19 pandemic, however the state is making progress towards economic recovery. Beginning October 15, 2020, passengers arriving from out-of-state and traveling inter-county could bypass the mandatory 14-day self-quarantine with a valid negative COVID-19 Nucleic Acid Amplification Test ("NAAT") test result from a Trusted Testing and Travel Partner through the state’s Safe Travels program. Effective November 24, all trans-Pacific travelers participating in the pre-travel testing program were required to have a negative test result before their departure to Hawaii, and test results would no longer be accepted once a traveler arrived in Hawaii. On December 10, 2020, the mandatory quarantine was reduced from 14 to 10 days in accordance with the U.S. Centers for Disease Control and Prevention’s ("CDC") guidelines.

On December 2, 2020, Kauai County temporarily suspended its participation in the state’s Safe Travels program making it mandatory for all travelers to Kauai to quarantine upon arrival. Kauai rejoined the program on April 5, 2021.

According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), the average daily census showed that there were 90,776 visitors in Hawaii on any given day in February 2021, compared to 250,052 visitors per day in February 2020. In the first two months of 2021, approximately 407,000 total visitors arrived in the state compared to 1.7 million total visitors in the first two months of 2020. This was a decrease of 75.9% from the year-ago period. The HTA also reported that total spending by visitors decreased to $769 million in the first two months of 2021, a decrease of 75.8%, from $3.17 billion in the same year-ago period.

According to projections provided by the Hawaii Department of Business Economic Development and Tourism ("DBEDT") in early March 2021, total visitor arrivals are expected to increase to approximately 5.5 million visitors in 2021, an increase of 102.9% from the 2020 level. Visitor arrivals are projected to increase to 8.3 million in 2022, 9.2 million in 2023, and 9.8 million in 2024. Visitor spending is expected to increase to approximately $9.76 billion in 2021.

Recent statistics provided by DBEDT indicate the tourism industry may be rebounding quicker than initially expected with visitor arrivals approaching 20,000 per day in April 2021, or nearly two-thirds of pre-pandemic levels. We believe tourism gains will further increase in the second half of 2021 after vaccinations increase and travel restrictions loosen.

Hawaii's unemployment rate went from one of the lowest in the nation to one of the highest. The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 9.0% in the month of March 2021. The unemployment rate of 9.0% in March 2021 ranked highest in the nation, above the national seasonally adjusted unemployment rate of 6.0% but has significantly improved compared to a high of 21.9% in the months of April and May 2020. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 8.2% in 2021.

According to the latest data available from the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums in March 2021 saw significant double-digit growth of 19.1% and 52.7%, respectively, compared to pre-pandemic activity last March. In the three months ended March 31, 2021, sale of single family homes and condominiums are up 11.9% and 32.5%, respectively. For the third consecutive month, the median price for a single-family home set a new record of $950,000, representing a 17.3% year-over-year increase and a 3.5% increase over February’s record of $917,500. The median price for a condominium increased by 3.7% to $451,000, compared to $435,000 in March 2020.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 includes initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 is intended to provide Central Pacific Bank with premier products and services in several strategic areas. During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system were completed. During the first quarter of 2020, the Company opened its concept branch, providing its customers a glimpse into the future of Central Pacific Bank. After significant development, the Company's new online and mobile banking platforms for its retail customers launched in August 2020. The rollout of newly upgraded ATMs was completed in the fourth quarter of 2020. Despite several challenges resulting from the impact of the COVID-19 pandemic, the Company completed its RISE2020 initiative culminating with the grand opening of the fully renovated Central Pacific Plaza headquarters building and flagship main branch, and the launch of a new brand design in early January 2021.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2021 and 2020. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three months ended March 31, 2021 and 2020 is set forth below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

(dollars in thousands)	Three Months Ended March 31,
	2021			2020			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$43,442	0.10%	10	$11,082	1.29%	36	$32,360	(1.19)%	(26)
Investment securities, excluding ACL:
Taxable (1)	1,081,271	1.90	5,124	1,027,695	2.64	6,774	53,576	(0.74)	(1,650)
Tax-exempt (1)	93,665	2.78	651	105,330	3.21	845	(11,665)	(0.43)	(194)
Total investment securities	1,174,936	1.97	5,775	1,133,025	2.69	7,619	41,911	(0.72)	(1,844)
Loans, including loans held for sale (2)	5,079,874	3.66	46,074	4,462,347	4.16	46,204	617,527	(0.50)	(130)
Federal Home Loan Bank stock	7,534	3.13	59	14,589	3.61	132	(7,055)	(0.48)	(73)
Total interest earning assets	6,305,786	3.32	51,918	5,621,043	3.85	53,991	684,743	(0.53)	(2,073)
Noninterest-earning assets	433,039			386,194			46,845
Total assets	$6,738,825			$6,007,237			$731,588

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,186,963	0.03%	86	$1,013,795	0.07%	176	$173,168	(0.04)%	(90)
Savings and money market deposits	1,972,800	0.06	274	1,651,751	0.27	1,118	321,049	(0.21)	(844)
Time deposits up to $250,000	236,828	0.41	241	266,549	0.89	591	(29,721)	(0.48)	(350)
Time deposits over $250,000	657,004	0.21	347	743,877	1.45	2,677	(86,873)	(1.24)	(2,330)
Total interest-bearing deposits	4,053,595	0.09	948	3,675,972	0.50	4,562	377,623	(0.41)	(3,614)
Short-term borrowings	2,456	0.30	2	139,813	1.46	508	(137,357)	(1.16)	(506)
Long-term debt	105,402	3.95	1,027	101,547	3.62	914	3,855	0.33	113
Total interest-bearing liabilities	4,161,453	0.19	1,977	3,917,332	0.61	5,984	244,121	(0.42)	(4,007)
Noninterest-bearing deposits	1,905,147			1,445,724			459,423
Other liabilities	120,247			107,458			12,789
Total liabilities	6,186,847			5,470,514			716,333
Shareholders’ equity	551,976			536,721			15,255
Non-controlling interest	2			2			—
Total equity	551,978			536,723			15,255
Total liabilities and equity	$6,738,825			$6,007,237			$731,588

Net interest income			$49,941			$48,007			$1,934

Interest rate spread		3.13%			3.24%			(0.11)%

Net interest margin		3.19%			3.43%			(0.24)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

	2021 Compared to 2020
	Increase (Decrease) Due to Change In:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$104	$(130)	$(26)
Investment securities, excluding ACL:
Taxable (1)	353	(2,003)	(1,650)
Tax-exempt (1)	(94)	(100)	(194)
Total investment securities	259	(2,103)	(1,844)
Loans, including loans held for sale (2)	6,320	(6,450)	(130)
Federal Home Loan Bank stock	(64)	(9)	(73)
Total interest earning assets	6,619	(8,692)	(2,073)

Interest-bearing liabilities:
Interest-bearing demand deposits	30	(120)	(90)
Savings and money market deposits	213	(1,057)	(844)
Time deposits up to $250,000	(66)	(284)	(350)
Time deposits over $250,000	(312)	(2,018)	(2,330)
Total interest-bearing deposits	(135)	(3,479)	(3,614)

Short-term borrowings	(499)	(7)	(506)
Long-term debt	32	81	113
Total interest-bearing liabilities	(602)	(3,405)	(4,007)

Net interest income	$7,221	$(5,287)	$1,934

Net interest income (expressed on a taxable-equivalent basis) was $49.9 million for the three months ended March 31, 2021, representing an increase of 4.0% from $48.0 million in the three months ended March 31, 2020. The increase in the three months ended March 31, 2021 was primarily due to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP"), combined with lower rates paid on interest-bearing liabilities. These increases were partially offset by decreases in yields earned on interest-earning assets. Net interest income for the three months ended March 31, 2021 included $5.2 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off. During the three months ended March 31, 2021, approximately $100.6 million in PPP loans were forgiven which resulted in the immediate recognition of $2.4 million in net loan fees. The decreases in yields earned on interest-earning assets and rates paid on interest-bearing liabilities were primarily attributable to the historically low interest rate environment during the pandemic environment. During the three months ended March 31, 2021, the Company had an average PPP loan balance of $526.8 million, which earned approximately 3.99% in net interest income and net loan fees.

Interest Income

Taxable-equivalent interest income was $51.9 million for the first quarter of 2021, representing a decrease of 3.8% from $54.0 million in the year-ago quarter. The 50 bp decrease in the average yields earned on loans during the first quarter of 2021, compared to the year-ago quarter, decreased interest income by approximately $6.5 million. In addition, the 72 bp decline in yields earned on investment securities during the first quarter of 2021, compared to the year-ago quarter, decreased interest income by approximately $2.1 million. Also contributing to these decreases was an additional day in the year-ago quarter. These decreases were partially offset by a $617.5 million increase in average loans during the first quarter of 2021, compared to the year-ago quarter, accounting for an increase of approximately $6.3 million in interest income during the first quarter of 2021. The significant increase in average loans was primarily attributable to the aforementioned PPP loans.

Interest Expense

Interest expense for the first quarter of 2021 was $2.0 million, representing a decrease of 67.0% from $6.0 million in the year-ago quarter. The decrease was primarily attributable to declines in rates paid on deposits, combined with improved deposit composition as noninterest-bearing deposits and lower-cost interest -bearing demand and savings and money market deposits increased significantly from the year-ago quarter. Rates paid on savings and money market deposits and time deposits over $250,000 declined by 21 bp and 124 bp, respectively, which decreased interest expense by approximately $1.1 million and $2.0 million, respectively. In addition, average time deposits over $250,000 and short-term borrowings declined by $86.9 million and $137.4 million resulting in a decrease in interest expense of approximately $0.3 million and $0.5 million, respectively. Time deposits over $250,000 primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate.

Net Interest Margin

Our net interest margin of 3.19% for the first quarter of 2021 decreased by 24 bp from 3.43% in the year-ago quarter.

The decline in net interest margin for the first quarter of 2021 compared to the year-ago quarter is primarily due to lower yields earned on average loans and investment securities of 50 bp and 72 bp, respectively, partially offset by lower rates paid on interest-bearing liabilities of 42 bp, primarily attributable to the historically low interest rate environment we are currently operating in due to the pandemic environment.

Provision for Credit Losses

In the three months ended March 31, 2021, our provision for credit losses was a credit of $0.8 million, which consisted of a credit to the provision for credit losses on loans of $1.0 million and a $0.2 million provision for credit losses on off-balance sheet credit exposures. In the three months ended March 31, 2020, our provision for credit loss was $11.1 million, which consisted of a provision for credit losses on loans of $9.3 million and a $1.8 million provision for credit losses on off-balance sheet credit exposures. The provision for credit losses in the year-ago quarter was primarily due to adverse economic conditions brought on by the COVID-19 pandemic, while the credit to the provision for credit losses in the current quarter was primarily due to improved economic forecasts.

We did not record a provision for credit losses on investment securities and we did not record a provision for credit losses on accrued interest receivable during the three months ended March 31, 2021 and three months ended March 31, 2020.

Our net charge-offs were $0.7 million during the first quarter of 2021, compared to net charge-offs of $1.2 million in the year-ago quarter.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020	$ Change	% Change
Other operating income:
Mortgage banking income	$2,970	$337	$2,633	781.3%
Service charges on deposit accounts	1,478	2,050	(572)	-27.9%
Other service charges and fees	3,790	4,897	(1,107)	-22.6%
Income from fiduciary activities	1,231	1,297	(66)	-5.1%
Income from bank-owned life insurance	797	(19)	816	-4,294.7%
Other:
Equity in earnings of unconsolidated subsidiaries	107	26	81	311.5%
Income recovered on nonaccrual loans previously charged-off	35	23	12	52.2%
Other recoveries	28	40	(12)	-30.0%
Commissions on sale of checks	77	81	(4)	-4.9%
Other	198	154	44	28.6%
Total other operating income	$10,711	$8,886	$1,825	20.5%

Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the first quarter of 2021, total other operating income of $10.7 million increased by $1.8 million, or 20.5%, from $8.9 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher mortgage banking income of $2.6 million and higher income from bank-owned life insurance of $0.8 million in the first quarter of 2021. Strong residential mortgage demand enabled the Company to grow its residential mortgage portfolio and realize higher gains on sales of residential mortgage loans of $1.7 million (included in mortgage banking income) and higher loan placement fees of $0.6 million (included in mortgage banking income). The higher income from bank-owned life insurance was primarily attributable to gains in the equity markets during the first quarter of 2021. These increases were partially offset by lower other service charges and fees of $1.1 million and lower service charges on deposit accounts of $0.6 million resulting from lower transactional activity in the first quarter of 2021 due to the pandemic.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$19,827	$20,054	$(227)	-1.1%
Net occupancy	3,764	3,672	92	2.5%
Equipment	1,000	1,097	(97)	-8.8%
Communication expense	769	837	(68)	-8.1%
Legal and professional services	2,377	2,028	349	17.2%
Computer software expense	3,783	2,943	840	28.5%
Advertising expense	1,658	1,092	566	51.8%
Other:
Pension and SERP expense	247	293	(46)	-15.7%
Foreclosed asset expense	3	67	(64)	-95.5%
Charitable contributions	21	187	(166)	-88.8%
FDIC insurance assessment	440	—	440	N.M.
Miscellaneous loan expenses	370	300	70	23.3%
ATM and debit card expenses	665	634	31	4.9%
Armored car expenses	192	294	(102)	-34.7%
Entertainment and promotions	199	280	(81)	-28.9%
Stationery and supplies	213	248	(35)	-14.1%
Directors’ fees and expenses	217	241	(24)	-10.0%
Directors' deferred compensation plan expense	902	(1,483)	2,385	-160.8%
Loss on disposal of fixed assets	32	—	32	N.M.
Other	1,167	1,658	(491)	-29.6%
Total other operating expense	$37,846	$34,442	$3,404	9.9%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the first quarter of 2021, total other operating expense was $37.8 million and increased by $3.4 million, or 9.9%, from $34.4 million in the year-ago quarter. The increase was primarily due to higher directors' deferred compensation plan expense of $2.4 million, computer software expense of $0.8 million, advertising expense of $0.6 million, and FDIC insurance assessment of $0.4 million.

Efficiency Ratio

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total other operating expense	$37,846	$34,442

Net interest income	$49,804	$47,830
Total other operating income	10,711	8,886
Total revenue before provision for credit losses	$60,515	$56,716

Efficiency ratio	62.54%	60.73%

Our efficiency ratio increased to 62.54% in the first quarter of 2021, compared to 60.73% in the year-ago quarter. The efficiency ratio in the first quarter of 2021 was negatively impacted by the aforementioned higher other operating expense, offset by increases in net interest income and other operating income.

Income Taxes

The Company recorded income tax expense of $5.5 million for the three months ended March 31, 2021, compared to $2.8 million in the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 23.21%, compared to 25.31% in the three months ended March 31, 2020.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at March 31, 2021 and $3.4 million at December 31, 2020, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of March 31, 2021 and December 31, 2020 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $33.1 million at March 31, 2021, compared to a net DTA of $26.4 million as of December 31, 2020, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at March 31, 2021 of $6.98 billion increased by $384.7 million from $6.59 billion at December 31, 2020.

Investment Securities

Investment securities of $1.22 billion at March 31, 2021 increased by $33.8 million, or 2.9%, from December 31, 2020. The increase reflects $139.8 million in net purchases, partially offset by a $23.6 million decrease in the market valuation on the available-for-sale portfolio and $82.4 million in principal runoff.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$548,880	$375,879	$173,001	46.0%
Other	399,154	426,670	(27,516)	(6.4)
Real estate:
Construction	137,976	125,407	12,569	10.0
Residential mortgage	1,687,513	1,690,212	(2,699)	(0.2)
Home equity	559,514	551,266	8,248	1.5
Commercial mortgage	911,216	898,055	13,161	1.5
Consumer	319,032	332,430	(13,398)	(4.0)
Leases	—	—	—	—
Total loans	4,563,285	4,399,919	163,366	3.7
Allowance for credit losses ("ACL")	(70,961)	(73,152)	2,191	(3.0)
Loans, net of ACL	$4,492,324	$4,326,767	$165,557	3.8

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$48,939	$40,496	$8,443	20.8%
Other	115,035	118,421	(3,386)	(2.9)
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	253,122	258,273	(5,151)	(2.0)
Consumer	157,468	147,004	10,464	7.1
Leases	—	—	—	—
Total loans	574,564	564,194	10,370	1.8
ACL	(10,592)	(10,117)	(475)	4.7
Loans, net of ACL	$563,972	$554,077	$9,895	1.8

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$597,819	$416,375	$181,444	43.6%
Other	514,189	545,091	(30,902)	(5.7)
Real estate:
Construction	137,976	125,407	12,569	10.0
Residential mortgage	1,687,513	1,690,212	(2,699)	(0.2)
Home equity	559,514	551,266	8,248	1.5
Commercial mortgage	1,164,338	1,156,328	8,010	0.7
Consumer	476,500	479,434	(2,934)	(0.6)
Leases	—	—	—	—
Total loans	5,137,849	4,964,113	173,736	3.5
ACL	(81,553)	(83,269)	1,716	(2.1)
Loans, net of ACL	$5,056,296	$4,880,844	$175,452	3.6

Loans, net of deferred costs, of $5.14 billion at March 31, 2021 increased by $173.7 million, or 3.5%, from December 31, 2020. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $181.4 million, construction of $12.6 million, home equity of $8.2 million and commercial mortgage of $8.0 million. These increases were partially offset by net decreases in the following loan portfolios: other commercial of $30.9 million, consumer of $2.9 million, and residential mortgage of $2.7 million.

The Hawaii loan portfolio increased by $163.4 million, or 3.7%, from December 31, 2020. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $173.0 million, commercial mortgage of $13.2 million, construction of $12.6 million, and home equity of $8.2 million.These increases were partially offset by net decreases in the other commercial and consumer portfolios of $27.5 million and $13.4 million, respectively. The increases in the portfolios were primarily due to an increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $10.4 million, or 1.8% from December 31, 2020. The net increase was primarily attributable to net increases in the consumer and SBA Paycheck Protection Program loan portfolios of $10.5 million and $8.4 million, respectively, partially offset by a net decrease in the commercial mortgage and other commercial loan portfolios of $5.2 million and $3.4 million, respectively. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$1,412	$1,461	$(49)	(3.4)%
Real estate:
Residential mortgage	4,553	4,115	438	10.6
Home equity	439	524	(85)	(16.2)
Consumer	790	92	698	758.7
Total nonaccrual loans	7,194	6,192	1,002	16.2

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	7,194	6,192	1,002	16.2

Accruing Loans Delinquent for 90 Days or More [1]
Real estate:
Residential mortgage	4,522	567	3,955	697.5
Consumer	262	240	22	9.2
Total accruing loans delinquent for 90 days or more	4,784	807	3,977	492.8

Restructured Loans Still Accruing Interest [1]
Commercial, financial and agricultural - Other	63	100	(37)	(37.0)
Real estate:
Residential mortgage	5,473	5,718	(245)	(4.3)
Commercial mortgage	1,698	1,761	(63)	(3.6)
Consumer	198	207	(9)	(4.3)
Total restructured loans still accruing interest	7,432	7,786	(354)	(4.5)

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$19,410	$14,785	$4,625	31.3

Ratio of nonaccrual loans to total loans	0.14%	0.12%		0.02%
Ratio of NPAs to total loans and OREO	0.14%	0.12%		0.02%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.23%	0.14%		0.09%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.38%	0.30%		0.08%
Ratio of classified assets and OREO to tier 1 capital and ACL	7.98%	7.49%		0.49%

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2020	$6,192
Additions	2,257
Reductions:
Payments	(292)
Return to accrual status	(99)
Sales of NPAs	—
Net charge-offs, valuation and other adjustments	(864)
Total reductions	(1,255)
Net increase	1,002
Balance at March 31, 2021	$7,194

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $7.2 million at March 31, 2021, compared to $6.2 million at December 31, 2020. There were no nonperforming loans classified as held for sale at March 31, 2021 and December 31, 2020. The increase in nonperforming assets from December 31, 2020 was primarily attributable to additions to nonaccrual loans totaling $2.3 million, offset by $0.9 million in net charge-offs, valuation and other adjustments, $0.3 million in repayments of nonaccrual loans, and $0.1 million in loans returned to accrual status.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2021 consisted of two Hawaii residential mortgage loans with a combined principal balance of $0.2 million. There were $7.5 million of TDRs still accruing interest at March 31, 2021, of which one loan totaling $0.1 million was more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, of which one loan totaling $0.7 million was more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $39.5 million, or 0.8% of total loans (or 0.9% of total loans, excluding PPP loans), as of March 31, 2021, compared to $120.2 million, or 2.4% of the total loan portfolio (or 2.6% excluding PPP loans) as of December 31, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL increased from 7.49% at December 31, 2020 to 7.98% at March 31, 2021.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Allowance for Credit Losses:
Balance at beginning of period	$83,269	$47,971
Adoption of ASU 2016-13	—	3,566
Adjusted balance at beginning of period	83,269	51,537

Provision for credit losses on loans [1] [2]	(974)	9,329

Charge-offs:
Commercial, financial and agricultural - Other	609	437
Consumer	1,098	2,217
Total charge-offs	1,707	2,654

Recoveries:
Commercial, financial and agricultural - Other	89	342
Real estate:
Construction	—	131
Residential mortgage	106	181
Home equity	9	31
Commercial mortgage	8	2
Consumer	753	746
Total recoveries	965	1,433

Net charge-offs	742	1,221
Balance at end of period	$81,553	$59,645

ACL as a percentage of total loans	1.59%	1.32%
ACL as a percentage of total loans, excluding PPP loans	1.80%	1.32%
ACL as a percentage of nonaccrual loans	1133.63%	1681.56%
Annualized ratio of net charge-offs to average loans	0.06%	0.11%

[1] The Company has recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable and is adjusted through an offset to provision for credit losses. The provision for credit losses on loans presented in this table excludes the provision for credit losses on accrued interest receivable.
[2] As of January 1, 2021, the provision for credit losses on off-balance sheet credit exposures (previously included in other operating expense) is included in the provision for credit losses line on the consolidated statements of income. The allowance for off-balance sheet credit exposures continues to be included in other liabilities. For roll-forward purposes, in this table we exclude the provision for credit losses on off-balance sheet credit exposures.

Our ACL at March 31, 2021 totaled $81.6 million compared to $83.3 million at December 31, 2020.

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

During the three months ended March 31, 2021, we recorded a credit to the provision for credit losses on loans of $1.0 million and net charge-offs of $0.7 million. The credit to the provision is driven by improved economic forecasts under the current COVID-19 pandemic.

Our ACL as a percentage of total loans decreased from 1.68% at December 31, 2020 to 1.59% at March 31, 2021. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.80% at March 31, 2021, compared to 1.83% at December 31, 2020. Our ACL as a percentage of nonaccrual loans decreased from 1344.78% at December 31, 2020 to 1133.63% at March 31, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $8.2 million at March 31, 2021 decreased by $0.1 million, or 1.0%, from the FHLB stock balance at December 31, 2020.  FHLB stock has an activity-based stock requirement, thus as borrowings decline, so will our holdings of FHLB stock. We have a minimum requirement of $7.9 million in FHLB stock even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand deposits	$2,070,428	$1,790,269	$280,159	15.6%
Interest-bearing demand deposits	1,237,574	1,174,888	62,686	5.3
Savings and money market deposits	2,004,368	1,932,043	72,325	3.7
Time deposits less than $100,000	145,497	149,063	(3,566)	(2.4)
Time deposits $100,000 to $250,000	88,814	90,149	(1,335)	(1.5)%
Core deposits	5,546,681	5,136,412	410,269	8.0

Government time deposits	500,194	500,344	(150)	—
Other time deposits greater than $250,000	162,075	159,362	2,713	1.7
Total time deposits greater than $250,000	662,269	659,706	2,563	0.4
Total deposits	$6,208,950	$5,796,118	$412,832	7.1

[1] As of January 1, 2021, other time deposits $100,000 to $250,000 have been included in core deposits. Prior period amounts have been reclassified to conform to current period presentation.

Total deposits of $6.21 billion at March 31, 2021 increased by $412.8 million, or 7.1%, from total deposits of $5.80 billion at December 31, 2020. Net increases in noninterest-bearing demand deposits of $280.2 million, savings and money market deposits of $72.3 million, interest-bearing demand deposits of $62.7 million, and other time deposits greater than $250,000 of $2.7 million were partially offset by net decreases in time deposits less than $100,000 of $3.6 million, time deposits $100,000 to $250,000 of $1.3 million, and government time deposits of $0.2 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.55 billion at March 31, 2021 and increased by $410.3 million, or 8.0%, from December 31, 2020. The deposit of PPP funds and other government stimulus into both new and existing deposit accounts largely contributed to the increase in core deposits. The addition of PPP funds may be temporary as the PPP monies are spent by the businesses in accordance with the program. Going forward the Company is focused on expanding banking relationships with the new businesses we assisted with PPP. Core deposits as a percentage of total deposits was 89.3% at March 31, 2021, compared to 88.6% at December 31, 2020.

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

Common and Preferred Equity

Shareholders' equity totaled $542.9 million at March 31, 2021, compared to $546.7 million at December 31, 2020. The change in total shareholders' equity was primarily attributable to other comprehensive loss of $17.1 million and cash dividends declared of $6.5 million, partially offset by net income of $18.0 million in the three months ended March 31, 2021. In the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

Our total shareholders' equity to total assets ratio was 7.78% at March 31, 2021, compared to 8.29% at December 31, 2020. The decline in our total shareholders' equity to total assets ratio was primarily due to the significant increase in the total assets denominator attributable to $597.8 million in PPP loans, net of deferred fees and costs. Our book value per share was $19.19 and $19.40 at March 31, 2021 and December 31, 2020, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of March 31, 2021, on a stand-alone basis, CPF had an available cash balance of approximately $11.8 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2021, the bank had Statutory Retained Earnings of $94.8 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company. On April 27, 2021, the Company's Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock, which increased by 4.3% from the $0.23 per share a year-ago.

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

In the year ended December 31, 2020, the Company repurchased 206,802 shares of common stock, at a cost of $4.7 million, under the Company's repurchase plan.

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $26.6 million in remaining repurchase authority. The Company's Repurchase Plan was subject to a one year expiration. In the first quarter of 2020, the Company repurchased 206,802 shares of common stock, at a cost of $4.7 million, under the Company's repurchase plan. In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic.

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock. The Company did not repurchase any shares during the first quarter of 2021. We cannot provide any assurance when or to what extent we will resume repurchases under our Repurchase Plan.

Trust Preferred Securities

As of March 31, 2021, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $53.9 million, net of unamortized debt issuance costs of $1.1 million, at March 31, 2021.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations.

Regulatory Capital Ratios

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2020 Form 10-K.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2021 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2021:
Leverage capital	$594,655	8.9%	$268,903	4.0%		N/A
Tier 1 risk-based capital	594,655	13.1	273,274	6.0		N/A
Total risk-based capital	699,899	15.4	364,366	8.0		N/A
CET1 risk-based capital	544,655	12.0	204,956	4.5		N/A

At December 31, 2020:
Leverage capital	$581,358	8.8%	$263,979	4.0%		N/A
Tier 1 risk-based capital	581,358	12.9	271,027	6.0		N/A
Total risk-based capital	686,130	15.2	361,370	8.0		N/A
CET1 risk-based capital	531,358	11.8	203,270	4.5		N/A

Central Pacific Bank
At March 31, 2021:
Leverage capital	$632,702	9.4%	$268,714	4.0%	$335,892	5.0%
Tier 1 risk-based capital	632,702	13.9	272,862	6.0	363,816	8.0
Total risk-based capital	682,847	15.0	363,816	8.0	454,770	10.0
CET1 risk-based capital	632,702	13.9	204,647	4.5	295,601	6.5

At December 31, 2020:
Leverage capital	$620,372	9.4%	$263,735	4.0%	$329,668	5.0%
Tier 1 risk-based capital	620,372	13.7	270,821	6.0	361,094	8.0
Total risk-based capital	670,087	14.9	361,094	8.0	451,368	10.0
CET1 risk-based capital	620,372	13.7	203,115	4.5	293,389	6.5

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

The following reflects our net interest income sensitivity analysis as of March 31, 2021. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	4.28%
-100 bp	(5.11)%

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

The bank maintained a $1.80 billion line of credit with the FHLB as of March 31, 2021, compared to $1.81 billion at December 31, 2020. There were no short-term borrowings under this arrangement at March 31, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $237.1 million at March 31, 2021, compared to $268.0 million at December 31, 2020. There were no long-term borrowings under this arrangement at March 31, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at March 31, 2021 were secured by certain real estate loans with a carrying value of $2.72 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2021, $1.56 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020.

At March 31, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $65.9 million and $64.5 million, respectively. As of March 31, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $133.5 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At March 31, 2021, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans pledged to the Federal Reserve Bank.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our contractual obligations since December 31, 2020.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2021 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

In January 2020, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "Repurchase Plan"). The Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors.

In March 2020, the Company temporarily suspended the Repurchase Plan due to uncertainty during the current COVID-19 pandemic. As a result, the Company did not repurchase any shares of common stock under the Company's Repurchase Plan during the remainder of 2020.

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock. As of March 31, 2021, $25.0 million remained available for repurchase as the Company did not repurchase any shares during the first quarter of 2021. We cannot provide any assurance as to when or if we will recommence our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2021	—	$—	—	$25,000,000
February 1-28, 2021	—	—	—	25,000,000
March 1-31, 2021	—	—	—	25,000,000
Total	—	$—	—	25,000,000

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	April 28, 2021	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	April 28, 2021	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer