Form 10-Q
period 2021-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2021-07-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 21, 2021 was 28,218,860 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

This document may contain forward-looking statements concerning: projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; statements of future economic performance including anticipated performance results in light of the COVID-19 pandemic and from our RISE2020 and other business initiatives; or any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our RISE2020 and other business initiatives; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$116,009	$97,546
Interest-bearing deposits in other banks	224,469	6,521
Investment securities:
Available-for-sale debt securities, at fair value	1,407,340	1,182,609
Equity securities, at fair value	1,578	1,351
Total investment securities	1,408,918	1,183,960

Loans held for sale	5,361	16,687

Loans	5,077,318	4,964,113
Allowance for credit losses	(77,781)	(83,269)
Loans, net of allowance for credit losses	4,999,537	4,880,844

Premises and equipment, net	76,740	65,278
Accrued interest receivable	19,014	20,224
Investment in unconsolidated subsidiaries	31,052	29,968
Mortgage servicing rights	10,500	11,865
Bank-owned life insurance	167,289	163,161
Federal Home Loan Bank stock	8,149	8,237
Right-of-use lease asset	41,890	45,857
Other assets	69,553	64,435
Total assets	$7,178,481	$6,594,583

Liabilities
Deposits:
Noninterest-bearing demand	$2,203,806	$1,790,269
Interest-bearing demand	1,341,280	1,174,888
Savings and money market	2,048,945	1,932,043
Time	803,128	898,918
Total deposits	6,397,159	5,796,118

Short-term borrowings	—	22,000
Long-term debt	105,495	105,385
Lease liability	43,112	47,191
Other liabilities	79,874	77,156
Total liabilities	6,625,640	6,047,850

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2021 and December 31, 2020	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 28,218,860 at June 30, 2021 and 28,183,340 at December 31, 2020	440,854	442,635
Additional paid-in capital	96,182	94,842
Retained earnings (Accumulated deficit)	10,831	(10,920)
Accumulated other comprehensive income	4,926	20,128
Total shareholders' equity	552,793	546,685
Non-controlling interest	48	48
Total equity	552,841	546,733
Total liabilities and equity	$7,178,481	$6,594,583
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$49,024	$45,915	$95,098	$92,119
Interest and dividends on investment securities:
Taxable interest	4,447	6,310	9,553	13,067
Tax-exempt interest	346	599	860	1,267
Dividends	18	17	36	34
Interest on deposits in other banks	61	3	71	39
Dividends on Federal Home Loan Bank stock	63	106	122	238
Total interest income	53,959	52,950	105,740	106,764
Interest expense:
Interest on deposits:
Demand	93	114	179	290
Savings and money market	282	567	556	1,685
Time	498	2,124	1,086	5,392
Interest on short-term borrowings	—	74	2	582
Interest on long-term debt	1,025	812	2,052	1,726
Total interest expense	1,898	3,691	3,875	9,675
Net interest income	52,061	49,259	101,865	97,089
(Credit) provision for credit losses	(3,443)	11,213	(4,264)	22,340
Net interest income after provision for credit losses	55,504	38,046	106,129	74,749
Other operating income:
Mortgage banking income	1,533	3,566	4,503	3,903
Service charges on deposit accounts	1,443	1,149	2,921	3,199
Other service charges and fees	4,619	2,916	8,409	7,813
Income from fiduciary activities	1,269	1,270	2,500	2,567
Investment securities gains (losses)	50	—	50	—
Income from bank-owned life insurance	1,210	1,424	2,007	1,405
Other	406	367	851	691
Total other operating income	10,530	10,692	21,241	19,578
Other operating expense:
Salaries and employee benefits	23,790	20,329	43,617	40,383
Net occupancy	4,055	3,645	7,819	7,317
Equipment	1,048	1,043	2,048	2,140
Communication expense	756	774	1,525	1,611
Legal and professional services	2,572	2,238	4,949	4,266
Computer software expense	3,398	3,035	7,181	5,978
Advertising expense	1,329	923	2,987	2,015
Other	4,485	3,867	9,153	6,586
Total other operating expense	41,433	35,854	79,279	70,296
Income before income taxes	24,601	12,884	48,091	24,031
Income tax expense	5,887	2,967	11,339	5,788
Net income	$18,714	$9,917	$36,752	$18,243
Per common share data:
Basic earnings per common share	$0.66	$0.35	$1.31	$0.65
Diluted earnings per common share	$0.66	$0.35	$1.29	$0.65
Cash dividends declared	$0.24	$0.23	$0.47	$0.46
Weighted average common shares outstanding used in computation:
Basic shares	28,173,710	28,040,802	28,141,360	28,083,602
Diluted shares	28,456,624	28,095,230	28,407,479	28,190,132
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$18,714	$9,917	$36,752	$18,243
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on investment securities	1,727	6,275	(15,574)	16,422
Defined benefit plans	188	204	372	720
Total other comprehensive income (loss), net of tax	1,915	6,479	(15,202)	17,142
Comprehensive income	$20,629	$16,396	$21,550	$35,385

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	$—	$443,505	$95,721	$628	$3,011	$48	$542,913
Net income	—	—	—	—	18,714	—	—	18,714
Other comprehensive income	—	—	—	—	—	1,915	—	1,915
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,787)	—	—	(6,787)
Common stock purchased by directors' deferred compensation plan (6,900 shares, net)	—	—	(191)	—	—	—	—	(191)
Common stock repurchased and retired and other related costs	(156,600)	—	(2,603)	—	(1,724)	—	—	(4,327)
Share-based compensation	92,930	—	143	461	—	—	—	604
Balance at June 30, 2021	28,218,860	$—	$440,854	$96,182	$10,831	$4,926	$48	$552,841

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Noncontrolling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830
Net income	—	—	—	—	9,917	—	—	9,917
Other comprehensive income	—	—	—	—	—	6,479	—	6,479
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,475)	—	—	(6,475)
Common stock purchased by directors' deferred compensation plan (8,800 shares, net)	—	—	(154)	—	—	—	—	(154)
Common stock repurchased and retired and other related costs	—	—	—	—	—	—	—	—
Share-based compensation	38,806	—		723	—	—	—	723
Noncontrolling interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2020	28,154,159	$—	$442,699	$93,007	$(16,986)	$25,551	$35	$544,306

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13.

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$36,752	$18,243
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(4,264)	22,340
Depreciation and amortization of premises and equipment	3,293	3,010
Non-cash lease (benefit) expense	(34)	117
Cash flows from operating leases	(3,325)	(3,189)
Loss on disposal of fixed assets	37	—
Loss on sale of other real estate, net of write-downs	—	70
Amortization of mortgage servicing rights	2,082	3,217
Net amortization and accretion of premium/discounts on investment securities	5,715	4,327
Share-based compensation expense	1,340	1,396
Net gain on sales of investment securities	(50)	—
Net gain on sales of residential mortgage loans	(3,654)	(5,273)
Proceeds from sales of loans held for sale	89,016	167,643
Originations of loans held for sale	(74,036)	(163,730)
Equity in earnings of unconsolidated subsidiaries	(187)	(130)
Distributions from unconsolidated subsidiaries	288	121
Net increase in cash surrender value of bank-owned life insurance	(2,685)	(2,268)
Deferred income taxes	(8,612)	(2,129)
Net tax benefit (expense) from share-based compensation	252	(134)
Net change in other assets and liabilities	17,212	13,427
Net cash provided by operating activities	59,140	57,058
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	169,385	123,720
Proceeds from sales of investment securities available-for-sale	174,971	—
Purchases of investment securities available-for-sale	(596,140)	(147,359)
Net loan repayments (originations)	3,765	(524,869)
Purchases of loan portfolios	(118,194)	(33,196)
Proceeds from sale of foreclosed loans/other real estate owned	—	94
Purchases of bank-owned life insurance	(3,550)	—
Proceeds from bank-owned life insurance	2,107	166
Net purchases of premises, equipment and land	(14,792)	(11,699)
Contributions to unconsolidated subsidiaries	(2,819)	(2,194)
Net proceeds from redemption of FHLB stock	88	5,754
Net cash used in investing activities	(385,179)	(589,583)
Cash flows from financing activities:
Net increase in deposits	601,041	674,662
Proceeds from long-term debt	—	65,944
Net decrease in short-term borrowings	(22,000)	(150,000)
Cash dividends paid on common stock	(13,277)	(12,971)
Repurchases of common stock and other related costs	(4,327)	(4,749)
Net proceeds from issuance of common stock and stock option exercises	1,013	—
Net cash provided by financing activities	562,450	572,886
Net increase in cash and cash equivalents	236,411	40,361
Cash and cash equivalents at beginning of period	104,067	102,972
Cash and cash equivalents at end of period	$340,478	$143,333

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,460	$11,069
Income taxes	14,358	185
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	191	154

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $27.3 million and $3.6 million, respectively, at June 30, 2021 and $0.3 million, $28.1 million and $1.6 million, respectively, at December 31, 2020. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread across the globe. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the

COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, remains uncertain and will depend on future developments, including the scope and duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic continues to be sustained, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, loan defaults, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

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

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums and accrete discounts using the effective interest method over the life of the respective security instrument. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of June 30, 2021 and the Company did not reverse any accrued interest against interest income during the three and six months ended June 30, 2021.

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

As of June 30, 2021, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.2 million as of June 30, 2021. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of June 30, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $14.8 million at June 30, 2021 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral of $0.2 million, with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of June 30, 2021.

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

The Company has identified the following portfolio segments to measure the allowance for credit losses:

Loan Segment	Historical Lifetime Loss Method	Historical Lookback Period	Economic Forecast Length	Reversion Method
Construction	Probability of Default/Loss Given Default ("PD/LGD")	2008-Present	One Year	One Year (straight-line basis)
Commercial real estate	PD/LGD	2008-Present
Multi-family mortgage	PD/LGD	2008-Present
Commercial, financial and agricultural	PD/LGD	2008-Present
Home equity lines of credit	Loss-Rate Migration	2008-Present
Residential mortgage	Loss-Rate Migration	2008-Present
Consumer - other revolving	Loss-Rate Migration	2008-Present
Consumer - non-revolving	Loss-Rate Migration	2008-Present
Purchased Mainland portfolios (Dealer, Other consumer)	Weighted-Average Remaining Maturity ("WARM")	2008-Present

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

Below is a description of the methodologies mentioned above:

Probability of Default/Loss Given Default ("PD/LGD")

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, days past due, delinquency counters, TDR status and Nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total expected loss rate is calculated using the formula 'PD times LGD'.

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as risk rating, days past due, delinquency counters, TDR status and Nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'.

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

The reserve for off-balance-sheet credit exposures also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is recorded as a provision for credit losses on off-balance sheet credit exposures in the provision for credit losses.

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

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

In July 2021, the FASB issued ASU No. 2021-05, "Leases (Topic 842), Lessors—Certain Leases with Variable Lease Payments". ASU 2021-05 updates guidance in Topic 842, to restore long-standing accounting practice for certain sales-type leases with variable payments. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
June 30, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$193,919	$3,833	$(988)	$196,764	$—
Corporate securities	46,999	194	(515)	46,678	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	39,977	134	(377)	39,734	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	984,750	8,613	(8,685)	984,678	—
Commercial - U.S. Government agencies and sponsored entities	79,970	2,094	(598)	81,466	—
Residential - Non-government agencies	15,091	428	(73)	15,446	—
Commercial - Non-government agencies	41,318	1,256	—	42,574	—
Total available-for-sale securities	$1,402,024	$16,552	$(11,236)	$1,407,340	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$163,573	$5,370	$(177)	$168,766	$—
Corporate securities	47,351	788	(131)	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,413	18	(286)	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	762,309	16,816	(299)	778,826	—
Commercial - U.S. Government agencies and sponsored entities	85,405	2,564	(500)	87,469	—
Residential - Non-government agencies	22,671	786	(34)	23,423	—
Commercial - Non-government agencies	41,309	1,663	—	42,972	—
Total available-for-sale securities	$1,156,031	$28,005	$(1,427)	$1,182,609	$—

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2021
Equity securities	$1,194	$1,578

December 31, 2020
Equity securities	1,068	1,351

The amortized cost and estimated fair value of our AFS debt securities at June 30, 2021 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$23,390	$23,497
Due after one year through five years	27,513	28,430
Due after five years through ten years	90,757	91,326
Due after ten years	139,235	139,923

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	984,750	984,678
Commercial - U.S. Government agencies and sponsored entities	79,970	81,466
Residential - Non-government agencies	15,091	15,446
Commercial - Non-government agencies	41,318	42,574
Total available-for-sale securities	$1,402,024	$1,407,340

For three and six months ended June 30, 2021, proceeds from the sale of available-for-sale investment securities were $175.0 million and resulted in a gross realized gain of $50 thousand. We did not sell any available-for-sale securities during the three and six months ended June 30, 2020.

Investment securities with fair value of $518.6 million and $483.6 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At June 30, 2021 and December 31, 2020, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 100 and 37 AFS debt securities which were in an unrealized loss position, without an ACL, at June 30, 2021 and December 31, 2020, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Debt securities:
States and political subdivisions	$48,529	$(988)	$—	$—	$48,529	$(988)
Corporate securities	31,376	(515)	—	—	31,376	(515)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,694	(236)	12,858	(141)	29,552	(377)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	666,130	(8,685)	—	—	666,130	(8,685)
Residential - Non-government agencies	521	(41)	419	(32)	940	(73)
Commercial - U.S. Government agencies and sponsored entities	23,336	(598)	—	—	23,336	(598)
Total temporarily impaired securities	$786,586	$(11,063)	$13,277	$(173)	$799,863	$(11,236)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Debt securities:
States and political subdivisions	$21,313	$(177)	$—	$—	$21,313	$(177)
Corporate securities	4,869	(131)	—	—	4,869	(131)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,980	(24)	20,925	(262)	26,905	(286)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	76,402	(299)	—	—	76,402	(299)
Residential - Non-government agencies	989	(34)	—	—	989	(34)
Commercial - U.S. Government-sponsored entities	16,977	(500)	—	—	16,977	(500)
Total temporarily impaired securities	$126,530	$(1,165)	$20,925	$(262)	$147,455	$(1,427)

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

Visa Class B Common Stock

As of June 30, 2021, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of June 30, 2021 and December 31, 2020 consisted of the following:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$450,471	$425,993
Other	486,331	545,136
Real estate:
Construction	133,808	125,625
Residential mortgage	1,709,885	1,687,251
Home equity	582,143	550,216
Commercial mortgage	1,188,244	1,158,203
Consumer	541,491	479,580
Gross loans	5,092,373	4,972,004
Net deferred fees	(15,055)	(7,891)
Total loans, net of deferred fees and costs	5,077,318	4,964,113
Allowance for credit losses	(77,781)	(83,269)
Total loans, net of allowance for credit losses	$4,999,537	$4,880,844

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21.2 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During the six months ended June 30, 2021, the Company funded over 4,600 loans totaling over $320.9 million in the third round, earning additional gross processing fees of over $18.4 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $416.3 million as of June 30, 2021. A total outstanding balance of $450.5 million and net deferred fees of $15.9 million remain as of June 30, 2021.

The Company did not transfer any loans to the held-for-sale category during the six months ended June 30, 2021 and 2020.

The Company did not sell any loans originally held for investment during the six months ended June 30, 2021 and 2020.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended June 30, 2021
Purchases:
Outstanding balance	$45,482	$36,381	$81,863
Purchase (discount) premium	(2,632)	3,063	431
Purchase price	$42,850	$39,444	$82,294

Six Months Ended June 30, 2021
Purchases:
Outstanding balance	$68,016	$49,371	$117,387
Purchase (discount) premium	(2,763)	3,729	966
Purchase price	$65,253	$53,100	$118,353

Three Months Ended June 30, 2020
Purchases:
Outstanding balance	$11,359	$—	$11,359
Purchase discount	(503)	—	(503)
Purchase price	$10,856	$—	$10,856

Six Months Ended June 30, 2020
Purchases:
Outstanding balance	$34,312	$—	$34,312
Purchase discount	(1,116)	—	(1,116)
Purchase price	$33,196	$—	$33,196

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
June 30, 2021
Commercial, financial and agricultural	$—	$—	$558	$558	$68
Real estate:
Residential mortgage	9,784	—	—	9,784	—
Home equity	434	—	—	434	—
Commercial mortgage	—	543	—	543	—
Total	$10,218	$543	$558	$11,319	$68

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2020
Commercial, financial and agricultural	$—	$—	$676	$676	$209
Real estate:
Residential mortgage	9,833	—	—	9,833	—
Home equity	524	—	—	524	—
Commercial mortgage	—	626	—	626	—
Total	$10,357	$626	$676	$11,659	$209

Foreclosure Proceedings

The Company had $1.0 million and $1.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2021 and December 31, 2020, respectively.

The Company foreclosed on one loan totaling $0.2 million during the three and six months ended June 30, 2021. The Company did not foreclose on any loans during the three and six months ended June 30, 2020.

The Company did not sell any foreclosed properties during the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company received proceeds of $0.1 million on the sale of one foreclosed property at a loss of $6 thousand.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
June 30, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$434,610	$434,610	$—
Other	517	67	29	699	1,312	484,913	486,225	220
Real estate:
Construction	—	—	—	—	—	133,457	133,457	—
Residential mortgage	—	1,003	1,438	5,280	7,721	1,704,080	1,711,801	5,284
Home equity	331	73	—	434	838	582,592	583,430	434
Commercial mortgage	—	—	—	—	—	1,186,430	1,186,430	—
Consumer	1,345	501	100	332	2,278	539,087	541,365	—
Total	$2,193	$1,644	$1,567	$6,745	$12,149	$5,065,169	$5,077,318	$5,938

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2020
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$416,375	$416,375	$—
Other	613	350	—	1,461	2,424	542,667	545,091	—
Real estate:
Construction	—	—	—	—	—	125,407	125,407	—
Residential mortgage	2,832	689	567	4,115	8,203	1,682,009	1,690,212	4,115
Home equity	273	3	—	524	800	550,466	551,266	524
Commercial mortgage	—	—	—	—	—	1,156,328	1,156,328	—
Consumer	2,725	906	240	92	3,963	475,471	479,434	—
Total	$6,443	$1,948	$807	$6,192	$15,390	$4,948,723	$4,964,113	$4,639

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2021 consisted of three Hawaii residential mortgage loans with a principal balance of $0.4 million. There were $6.3 million of TDRs still accruing interest at June 30, 2021, of which two loans totaling $0.2 million were more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, of which one loan totaling $0.7 million was more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and six months ended June 30, 2021 and 2020.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company did not identify any loans in the first half of 2021 that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". The Company had active loan deferrals with outstanding balances of approximately $3.5 million and $120.2 million resulting from the COVID-19 pandemic as of June 30, 2021 and December 31, 2020, respectively, of which $2.8 million and $119.3 million were not classified as a TDR at June 30, 2021 and December 31, 2020, respectively, under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

No loans were modified during the three months ended June 30, 2021. The Company modified one loan totaling $0.6 million during the three months ended March 31,2021. The loan was paid off during the three months ended June 30, 2021.

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

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2021 and 2020.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of June 30, 2021 and December 31, 2020. Revolving loans converted to term as of and during the three and six months ended June 30, 2021 and 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
June 30, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$274,947	$159,663	$—	$—	$—	$—	$—	$434,610
Subtotal	274,947	159,663	—	—	—	—	—	434,610
Commercial, financial and agricultural - Other:
Risk Rating
Pass	42,540	65,657	51,256	59,386	44,416	110,922	65,432	439,609
Special Mention	946	6,466	11,638	3,344	11,442	7,744	—	41,580
Substandard	200	89	739	974	347	2,687	—	5,036
Subtotal	43,686	72,212	63,633	63,704	56,205	121,353	65,432	486,225
Construction:
Risk Rating
Pass	6,806	26,915	33,143	34,288	6,262	20,765	4,349	132,528
Special Mention	—	—	—	929	—	—	—	929
Subtotal	6,806	26,915	33,143	35,217	6,262	20,765	4,349	133,457
Residential mortgage:
Risk Rating
Pass	300,519	521,905	215,065	97,573	114,308	454,665	—	1,704,035
Special Mention	—	985	—	—	—	—	—	985
Substandard	—	—	698	1,110	753	4,220	—	6,781
Subtotal	300,519	522,890	215,763	98,683	115,061	458,885	—	1,711,801
Home equity:
Risk Rating
Pass	11,579	15,258	12,325	13,048	502	27,637	502,011	582,360
Special Mention	—	250	—	—	—	—	386	636
Substandard	—	—	—	—	—	434	—	434
Subtotal	11,579	15,508	12,325	13,048	502	28,071	502,397	583,430
Commercial mortgage:
Risk Rating
Pass	46,626	143,824	149,049	136,564	161,017	448,019	15,071	1,100,170
Special Mention	—	—	7,627	20,552	4,007	24,586	—	56,772
Substandard	—	—	1,771	11,500	1,809	14,408	—	29,488
Subtotal	46,626	143,824	158,447	168,616	166,833	487,013	15,071	1,186,430
Consumer:
Risk Rating
Pass	112,023	121,960	122,660	59,031	31,465	19,816	73,976	540,931
Substandard	—	75	123	72	19	142	—	431
Loss	—	—	—	—	—	3	—	3
Subtotal	112,023	122,035	122,783	59,103	31,484	19,961	73,976	541,365
Total	$796,186	$1,063,047	$606,094	$438,371	$376,347	$1,136,048	$661,225	$5,077,318

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$416,375	$—	$—	$—	$—	$—	$—	$416,375
Subtotal	416,375	—	—	—	—	—	—	416,375
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$86,456	$55,660	$61,314	$47,672	$39,337	$98,136	$82,465	$471,040
Special Mention	9,690	16,120	6,293	26,109	1,556	6,989	420	67,177
Substandard	200	839	1,043	1,045	2,570	1,177	—	6,874
Subtotal	96,346	72,619	68,650	74,826	43,463	106,302	82,885	545,091
Construction:
Risk Rating
Pass	22,491	29,518	36,790	9,365	2,163	19,138	3,099	122,564
Special Mention	—	—	2,843	—	—	—	—	2,843
Subtotal	22,491	29,518	39,633	9,365	2,163	19,138	3,099	125,407
Residential mortgage:
Risk Rating
Pass	556,479	276,645	127,490	136,307	180,782	406,020	—	1,683,723
Special Mention	997	—	—	597	142	—	—	1,736
Substandard	—	—	537	785	1,381	2,050	—	4,753
Subtotal	557,476	276,645	128,027	137,689	182,305	408,070	—	1,690,212
Home equity:
Risk Rating
Pass	17,582	15,851	15,567	679	1,023	4,592	494,741	550,035
Special Mention	—	—	—	—	—	—	707	707
Substandard	—	—	—	—	200	324	—	524
Subtotal	17,582	15,851	15,567	679	1,223	4,916	495,448	551,266
Commercial mortgage:
Risk Rating
Pass	130,448	144,244	123,519	166,618	104,381	363,837	16,200	1,049,247
Special Mention	—	2,021	31,647	2,919	13,546	19,653	—	69,786
Substandard	—	1,791	19,000	1,934	—	14,570	—	37,295
Subtotal	130,448	148,056	174,166	171,471	117,927	398,060	16,200	1,156,328
Consumer:
Risk Rating
Pass	112,955	147,940	78,486	44,571	17,445	4,032	73,423	478,852
Special Mention	—	—	—	—	—	—	250	250
Substandard	—	138	102	22	—	22	—	284
Loss	—	16	—	26	2	4	—	48
Subtotal	112,955	148,094	78,588	44,619	17,447	4,058	73,673	479,434
Total	$1,353,673	$690,783	$504,631	$438,649	$364,528	$940,544	$671,305	$4,964,113

The following tables present the Company's loans by class and credit quality indicator as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
June 30, 2021
Commercial, financial and agricultural: SBA PPP	$450,471	$—	$—	$—	$450,471	$(15,861)	$434,610
Commercial, financial and agricultural: Other	439,715	41,580	5,036	—	486,331	(106)	486,225
Real estate:
Construction	132,879	929	—	—	133,808	(351)	133,457
Residential mortgage	1,702,119	985	6,781	—	1,709,885	1,916	1,711,801
Home equity	581,073	636	434	—	582,143	1,287	583,430
Commercial mortgage	1,101,984	56,772	29,488	—	1,188,244	(1,814)	1,186,430
Consumer	541,057	—	431	3	541,491	(126)	541,365
Total	$4,949,298	$100,902	$42,170	$3	$5,092,373	$(15,055)	$5,077,318

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Costs (Income)	Total
December 31, 2020
Commercial, financial and agricultural: SBA PPP	$425,993	$—	$—	$—	$425,993	$(9,618)	$416,375
Commercial, financial and agricultural: Other	471,085	67,177	6,874	—	545,136	(45)	545,091
Real estate:
Construction	122,782	2,843	—	—	125,625	(218)	125,407
Residential mortgage	1,680,762	1,736	4,753	—	1,687,251	2,961	1,690,212
Home equity	548,985	707	524	—	550,216	1,050	551,266
Commercial mortgage	1,051,122	69,786	37,295	—	1,158,203	(1,875)	1,156,328
Consumer	478,998	250	284	48	479,580	(146)	479,434
Total	$4,779,727	$142,499	$49,730	$48	$4,972,004	$(7,891)	$4,964,113

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and six months ended June 30, 2021 and June 30, 2020:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended June 30, 2021
Beginning balance	$489	$15,464	$5,047	$15,357	$5,251	$22,734	$17,211	$81,553
(Credit) provision for credit losses on loans	(133)	(1,925)	(354)	1,368	1,058	(3,265)	288	(2,963)
	356	13,539	4,693	16,725	6,309	19,469	17,499	78,590
Charge-offs	—	401	—	—	—	—	1,523	1,924
Recoveries	—	276	—	186	—	65	588	1,115
Net charge-offs (recoveries)	—	125	—	(186)	—	(65)	935	809
Ending balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781

Three Months Ended June 30, 2020
Beginning balance	$—	$8,645	$3,057	$13,181	$2,309	$19,518	$12,935	$59,645
(Credit) provision for credit losses on loans	388	7,660	217	1,876	1,342	(3,371)	2,528	10,640
	388	16,305	3,274	15,057	3,651	16,147	15,463	70,285
Charge-offs	—	1,103	—	52	—	—	2,626	3,781
Recoveries	—	305	—	20	—	1	509	835
Net charge-offs (recoveries)	—	798	—	32	—	(1)	2,117	2,946
Ending balance	$388	$15,507	$3,274	$15,025	$3,651	$16,148	$13,346	$67,339

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Six Months Ended June 30, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
(Credit) provision for credit losses on loans [1]	52	(4,658)	416	135	851	(2,702)	1,969	(3,937)
	356	14,059	4,693	16,619	6,300	19,461	17,844	79,332
Charge-offs	—	1,010	—	—	—	—	2,621	3,631
Recoveries	—	365	—	292	9	73	1,341	2,080
Net charge-offs (recoveries)	—	645	—	(292)	(9)	(73)	1,280	1,551
Ending balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781

Six Months Ended June 30, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
(Credit) provision for credit losses on loans	388	8,891	872	941	1,028	2,408	5,441	19,969
	388	16,400	3,143	14,876	3,620	16,145	16,934	71,506
Charge-offs	—	1,540	—	52	—	—	4,843	6,435
Recoveries	—	647	131	201	31	3	1,255	2,268
Net charge-offs (recoveries)	—	893	(131)	(149)	(31)	(3)	3,588	4,167
Ending balance	$388	$15,507	$3,274	$15,025	$3,651	$16,148	$13,346	$67,339

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

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three and six months ended June 30, 2021 and June 30, 2020.

(dollars in thousands)
Three Months Ended June 30, 2021
Beginning balance	$5,037
Provision for off-balance sheet credit exposures	(293)
Ending balance	$4,744

Three Months Ended June 30, 2020
Beginning balance prior to ASC 326	$3,810
Impact of adoption of ASC 326	—
Balance after adoption of ASC 326	3,810
Provision for off-balance sheet credit exposures	573
Ending balance	$4,383

Six Months Ended June 30, 2021
Beginning balance	$4,884
Provision for off-balance sheet credit exposures	(140)
Ending balance	$4,744

Six Months Ended June 30, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	2,371
Ending balance	$4,383

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended June 30, 2021, our provision for credit losses was a credit of $3.4 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for credit losses on accrued interest receivable of $0.2 million.

In the six months ended June 30, 2021, our provision for credit losses was a credit of $4.3 million, which consisted of a credit to the provision for credit losses on loans of $3.9 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.1 million, and a credit to the provision for credit losses on accrued interest receivable of $0.3 million.

In the three months ended June 30, 2020, our provision for credit loss was a debit of $11.2 million, which consisted of a debit to the provision for credit losses on loans of $10.6 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.6 million.

In the six months ended June 30, 2020, our provision for credit loss was a debit of $22.3 million, which consisted of a debit to the provision for credit losses on loans of $20.0 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $2.4 million.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Investments in low income housing tax credit partnerships	$27,276	$28,090
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	176	277
Other	2,053	54
Total	$31,052	$29,968

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. As of June 30, 2021 and December 31, 2020, the Company had $14.4 million and $17.2 million, respectively, in unfunded commitments related to the LIHTC partnerships of $1.9 million and none, respectively, related to other partnerships. The expected payments for the unfunded commitments as of June 30, 2021 for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2021 (remainder)	$8,299	$1,920	$10,219
2022	5,980	—	5,980
2023	10	—	10
2024	26	—	26
2025	6	—	6
2026	6	—	6
Thereafter	37	—	37
Total unfunded commitments	$14,364	$1,920	$16,284

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2021 and June 30, 2020:

(dollars in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Proportional amortization method:
Amortization expense recognized in income tax expense	$407	$348	$814	$696
Tax credits recognized in income tax expense	474	400	948	800

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2021	$11,865
Additions	717
Amortization	(2,082)
Balance, June 30, 2021	$10,500

Balance, January 1, 2020	$14,718
Additions	1,270
Amortization	(3,217)
Balance, June 30, 2020	$12,771

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively, compared to $1.1 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

Amortization of mortgage servicing rights totaled $0.9 million and $2.1 million for the three and six months ended June 30, 2021, respectively, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2020, respectively.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020
Fair market value, beginning of period	$12,003	$15,820
Fair market value, end of period	10,755	13,060
Weighted average discount rate	9.6%	9.6%
Weighted average prepayment speed assumption	18.0%	21.7%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$71,626	$(61,126)	$10,500	$70,909	$(59,044)	$11,865

Based on the mortgage servicing rights held as of June 30, 2021, estimated amortization expense for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$1,432
2022	2,446
2023	1,974
2024	1,596
2025	1,316
2026	1,092
Thereafter	644
Total	$10,500

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At June 30, 2021 and December 31, 2020, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2021, we were a party to interest rate lock and forward sale commitments on $0.8 million and $4.9 million of mortgage loans, respectively.

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

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate lock, forward sale commitments and risk participation agreements	Other assets / other liabilities	$14	$18	$36	$163

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	$(84)
Risk participation agreements	Other service charges and fees	(4)

Three Months Ended June 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	(149)
Risk participation agreements	Other service charges and fees	—

Six Months Ended June 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	96
Risk participation agreements	Other service charges and fees	27

Six Months Ended June 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	(50)
Risk participation agreements	Other service charges and fees	1,288

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.81 billion line of credit as of June 30, 2021, compared to $1.81 billion at December 31, 2020. At June 30, 2021, $1.58 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020. There were no short-term borrowings under this arrangement at June 30, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $230.8 million at June 30, 2021, compared to $268.0 million at

December 31, 2020. There were no long-term borrowings under this arrangement at June 30, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at June 30, 2021 were secured by certain real estate loans with a carrying value of $2.67 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $64.4 million and $64.5 million, respectively. As of June 30, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $130.6 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the SBA's PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At June 30, 2021 and December 31, 2020, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans were pledged to the Federal Reserve Bank. The PPPLF expires on July 30, 2021.

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

At June 30, 2021 and December 31, 2020, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	June 30, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of June 30, 2021 and December 31, 2020, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	June 30, 2021
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(Dollars in thousands)	December 31, 2020
Name of Trust	Amount of Subordinated Debentures	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $53.9 million, net of unamortized debt issuance costs of $1.1 million, at June 30, 2021.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Other operating income:
In-scope of ASC 606
Mortgage banking income	$522	$189	$1,360	$418
Service charges on deposit accounts	1,443	1,149	2,921	3,199
Other service charges and fees	3,925	2,589	7,103	5,585
Income on fiduciary activities	1,269	1,270	2,500	2,567
Net loss on sales of foreclosed assets	—	(6)	—	(6)
In-scope other operating income	7,159	5,191	13,884	11,763
Out-of-scope other operating income	3,371	5,501	7,357	7,815
Total other operating income	$10,530	$10,692	$21,241	$19,578

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	532,374	$22.49
Changes during the period:
Granted	210,566	21.67
Vested	(121,922)	25.40
Forfeited	(9,443)	17.03
Non-vested restricted stock units, end of period	611,575	21.71

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Lease cost:
Operating lease cost	$1,720	$1,653	$3,291	$3,306
Variable lease cost	470	688	1,190	1,366
Less: sublease income	—	(3)	—	(15)
Total lease cost	$2,190	$2,338	$4,481	$4,657

Other information:
Operating cash flows from operating leases	$(1,726)	$(1,595)	$(3,325)	$(3,189)
Weighted-average remaining lease term - operating leases	11.80 years	13.23 years	11.80 years	13.23 years
Weighted-average discount rate - operating leases	3.91%	3.93%	3.91%	3.93%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2021 (remainder)	$3,208	$818	$2,390
2022	5,925	1,497	4,428
2023	5,183	1,343	3,840
2024	4,508	1,214	3,294
2025	4,195	1,088	3,107
2026	4,133	968	3,165
Thereafter	27,350	4,462	22,888
Total	$54,502	$11,390	$43,112

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Total rental income recognized	$521	$534	$1,041	$1,067

Based on the Company's leases as lessor as of June 30, 2021, estimated lease payments for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$1,062
2022	1,756
2023	777
2024	253
2025	137
2026	73
Thereafter	117
Total	$4,175

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2021 and 2020, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$2,407	$643	$1,764
Less: Reclassification adjustments from AOCI realized in net income	(50)	(13)	(37)
Net unrealized gains on investment securities	2,357	630	1,727

Defined benefit plans:
Amortization of net actuarial loss	272	87	185
Amortization of net transition obligation	4	1	3
Defined benefit plans, net	276	88	188

Other comprehensive income	$2,633	$718	$1,915

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$8,570	$2,295	$6,275
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	8,570	2,295	6,275

Defined benefit plans:
Amortization of net actuarial loss	269	70	199
Amortization of net transition obligation	4	1	3
Amortization of prior service cost	3	1	2
Defined benefit plans, net	276	72	204

Other comprehensive income	$8,846	$2,367	$6,479

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(21,212)	$(5,675)	$(15,537)
Less: Reclassification adjustments from AOCI realized in net income	(50)	(13)	(37)
Net unrealized losses on investment securities	(21,262)	(5,688)	(15,574)

Defined benefit plans:
Amortization of net actuarial loss	518	153	365
Amortization of net transition obligation	9	2	7
Defined benefit plans, net	527	155	372

Other comprehensive loss	$(20,735)	$(5,533)	$(15,202)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$22,428	$6,006	$16,422
Less: Reclassification adjustments from AOCI realized in net income	—	—	—
Net unrealized gains on investment securities	22,428	6,006	16,422

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	537	142	395
Amortization of net transition obligation	9	2	7
Amortization of prior service cost	7	2	5
Defined benefit plans, net	980	260	720

Other comprehensive income	$23,408	$6,266	$17,142

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2021 and 2020:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2021
Balance at beginning of period	$9,350	$(6,339)	$3,011

Other comprehensive income before reclassifications	1,764	—	1,764
Reclassification adjustments from AOCI	(37)	188	151
Total other comprehensive income	1,727	188	1,915

Balance at end of period	$11,077	$(6,151)	$4,926

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended June 30, 2020
Balance at beginning of period	$24,972	$(5,900)	$19,072

Other comprehensive income before reclassifications	6,275	—	6,275
Reclassification adjustments from AOCI	—	204	204
Total other comprehensive income	6,275	204	6,479

Balance at end of period	$31,247	$(5,696)	$25,551

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive income before reclassifications	(15,537)	—	(15,537)
Reclassification adjustments from AOCI	(37)	372	335
Total other comprehensive income (loss)	(15,574)	372	(15,202)

Balance at end of period	$11,077	$(6,151)	$4,926

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Six Months Ended June 30, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive loss before reclassifications	16,422	313	16,735
Reclassification adjustments from AOCI	—	407	407
Total other comprehensive income (loss)	16,422	720	17,142

Balance at end of period	$31,247	$(5,696)	$25,551

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2021 and 2020:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2021	2020
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(272)	$(269)	Other operating expense - other
Amortization of net transition obligation	(4)	(4)	Other operating expense - other
Amortization of prior service cost	—	(3)	Other operating expense - other
Total before tax	(276)	(276)
Tax effect	88	72	Income tax benefit (expense)
Net of tax	$(188)	$(204)

Total reclassification adjustments from AOCI for the period, net of tax	$(151)	$(204)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2021	2020
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(518)	$(537)	Other operating expense - other
Amortization of net transition obligation	(9)	(9)	Other operating expense - other
Amortization of prior service cost	—	(7)	Other operating expense - other
Total before tax	(527)	(553)
Tax effect	155	146	Income tax benefit (expense)
Net of tax	$(372)	$(407)

Total reclassification adjustments from AOCI for the period, net of tax	$(335)	$(407)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$18,714	$9,917	$36,752	$18,243

Weighted average common shares outstanding - basic	28,173,710	28,040,802	28,141,360	28,083,602
Dilutive effect of employee stock options and awards	282,914	54,428	266,119	106,530
Weighted average common shares outstanding - diluted	28,456,624	28,095,230	28,407,479	28,190,132

Basic earnings per common share	$0.66	$0.35	$1.31	$0.65
Diluted earnings per common share	$0.66	$0.35	$1.29	$0.65

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of June 30, 2021, the weighted average discount rate used in the valuation of loans was 4.53%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of June 30, 2021, the weighted average discount rate used in the valuation of time deposits was 0.31%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of June 30, 2021, the weighted average discount rate used in the valuation of long-term debt was 5.82%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial assets:
Cash and due from banks	$116,009	$116,009	$116,009	$—	$—
Interest-bearing deposits in other banks	224,469	224,469	224,469	—	—
Investment securities	1,408,918	1,408,918	1,578	1,398,430	8,910
Loans held for sale	5,361	5,361	—	5,361	—
Net loans	4,999,537	4,882,130	—	—	4,882,130
Accrued interest receivable	19,014	19,014	19,014	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,203,806	2,203,806	2,203,806	—	—
Interest-bearing demand and savings and money market	3,390,225	3,390,225	3,390,225	—	—
Time	803,128	802,904	—	—	802,904
Long-term debt	105,495	90,309	—	—	90,309
Accrued interest payable (included in other liabilities)	1,142	1,142	1,142	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Derivatives:
Interest rate lock commitments	$779	$14	$14	$—	$14	$—
Forward sale commitments	4,945	(14)	(14)	—	(14)	—
Risk participation agreement	37,647	(22)	(22)	—	—	(22)

Off-balance sheet financial instruments:
Commitments to extend credit	1,308,203	—	1,620	—	1,620	—
Standby letters of credit and financial guarantees written	11,456	—	172	—	172	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and due from banks	$97,546	$97,546	$97,546	$—	$—
Interest-bearing deposits in other banks	6,521	6,521	6,521	—	—
Investment securities	1,183,960	1,183,960	1,351	1,170,283	12,326
Loans held for sale	16,687	16,687	—	16,687	—
Net loans	4,880,844	4,795,776	—	—	4,795,776
Accrued interest receivable	20,224	20,224	20,224	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,790,269	1,790,269	1,790,269	—	—
Interest-bearing demand and savings and money market	3,106,931	3,106,931	3,106,931	—	—
Time	898,918	899,562	—	—	899,562
Short-term borrowings	22,000	22,000	—	22,000	—
Long-term debt	105,385	92,488	—	—	92,488
Accrued interest payable (included in other liabilities)	1,727	1,727	1,727	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Derivatives:
Interest rate lock commitments	$714	$18	$18	$—	$18	$—
Forward sale commitments	16,603	(115)	(115)	—	(115)	—
Risk participation agreements	37,762	(48)	(48)	—	—	(48)

Off-balance sheet financial instruments:
Commitments to extend credit	1,176,065	—	1,313	—	1,313	—
Standby letters of credit and financial guarantees written	10,544	—	158	—	158	—

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

There were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2021.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$196,764	$—	$188,794	$7,970
Corporate securities	46,678	—	46,678	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	39,734	—	39,734	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	984,678	—	984,678	—
Commercial - U.S. Government agencies and sponsored entities	81,466	—	81,466	—
Residential - Non-government agencies	15,446	—	14,506	940
Commercial - Non-government agencies	42,574	—	42,574	—
Total available-for-sale securities	1,407,340	—	1,398,430	8,910

Equity securities	1,578	1,578	—	—

Derivatives: Interest rate lock, forward sale commitments and risk participation agreements	(22)	—	—	(22)
Total	$1,408,896	$1,578	$1,398,430	$8,888

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$168,766	$—	$157,429	$11,337
Corporate securities	48,008	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	—	33,145	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	778,826	—	778,826	—
Commercial - U.S. Government agencies and sponsored entities	87,469	—	87,469	—
Residential - Non-government agencies	23,423	—	22,434	989
Commercial - Non-government agencies	42,972	—	42,972	—
Total available-for-sale securities	1,182,609	—	1,170,283	12,326

Equity securities	1,351	1,351	—	—

Derivatives: Interest rate lock, forward sale commitments and risk participation agreements	(145)	—	(97)	(48)
Total	$1,183,815	$1,351	$1,170,186	$12,278

For the six months ended June 30, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(2,734)	(11)	(2,745)
Unrealized net loss included in other comprehensive income	(633)	(38)	(671)
Balance at June 30, 2021	$7,970	$940	$8,910

Balance at December 31, 2019	$11,255	$—	$11,255
Principal payments received	(212)	—	(212)
Unrealized net gain included in other comprehensive income	628	—	628
Balance at June 30, 2020	$11,671	$—	$11,671

Within the states and political subdivisions available-for-sale debt securities category, the Company holds two mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $8.0 million and $11.7 million at June 30, 2021 and June 30, 2020, respectively. Within the other MBS non-agency category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with a fair value of $0.9 million at June 30, 2021. The Company estimates the aggregate fair value of $8.9 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of June 30, 2021, the weighted average discount rate utilized was 3.19% compared to 2.82% at June 30, 2020 and 2.83% at December 31, 2020, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

The following table presents the fair value of assets measured on a nonrecurring basis and the level of valuation assumptions used to determine the respective fair values as of June 30, 2021 and December 31, 2020:

Fair Value Measurements Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
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

Central Pacific Bank is a full-service community bank with 31 branches and 70 ATMs located throughout the state of Hawaii as of June 30, 2021.

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

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans as the most critical to the financial statement presentation. The total ACL on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses". The ACL is established through the provision for credit losses on loans charged to current earnings. The amount maintained in the ACL reflects management’s continuing evaluation of the estimated loan losses expected to be recognized over the life of the loans in our loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the expected credit losses in the loan portfolio. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Financial Summary

Net income for the three months ended June 30, 2021 was $18.7 million, or $0.66 per diluted share, compared to net income of $9.9 million, or $0.35 per diluted share for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $36.8 million, or $1.29 per diluted share, compared to net income of $18.2 million, or $0.65 per diluted share for the six months ended June 30, 2020.

During the three and six months ended June 30, 2021, the Company recorded credits to the provision for credit losses of $3.4 million and $4.3 million, respectively, compared to debits to the provision of $11.2 million and $22.3 million during the three and six months ended June 30, 2020, respectively.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three and six months ended June 30, 2021 was $21.2 million and $43.8 million, respectively, compared to $24.1 million and $46.4 million for the three and six months ended June 30, 2020, respectively.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets	1.06%	0.61%	1.07%	0.58%
Return on average shareholders’ equity	13.56	7.34	13.31	6.77
Basic earnings per common share	$0.66	$0.35	$1.31	$0.65
Diluted earnings per common share	0.66	0.35	1.29	0.65

COVID-19 Pandemic

The ongoing novel coronavirus pandemic ("COVID-19") has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary and permanent closures of many businesses and the institution of social distancing, mask mandates and gathering and travel restrictions in many states and communities. While many of these restrictions have since loosened, continuation and further spread of COVID-19, including COVID-19 variants, could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability. In the June 2021 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expect it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with their assessments of maximum employment and inflation has risen to 2.00% and is on track to moderately exceed 2.00% for some time.

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

Hawaii's economy continues to be impacted by COVID-19, but is most recently improving. On March 4, 2020, Hawaii Governor David Ige issued a Proclamation declaring a state of emergency to support ongoing State and county responses to COVID-19. Since then, Governor Ige issued twenty-one supplemental emergency proclamations which includes travel restrictions and other measures.

Although most of the imposed restrictions have been loosened, some are slated to maintain until 70% of the Hawaii population is fully vaccinated. As a result of these restrictions and vaccinations administered, the spread of COVID-19 has been relatively contained. As of June 30, 2021 the Centers for Disease Control and Prevention reported there were 36,387 cases (7-day moving average of 43 new infections) and 497 COVID-19-related deaths in Hawaii. Over 58% of Hawaii's population has been fully vaccinated as of June 30, 2021.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 10-day self quarantine resulted in a significant decline in tourism to the state of Hawaii. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic. However the state is making progress towards economic recovery. Beginning October 15, 2020, passengers arriving from out-of-state and traveling inter-county could bypass the mandatory 14-day self-quarantine with a valid negative COVID-19 Nucleic Acid Amplification Test ("NAAT") test result from a Trusted Testing and Travel Partner through the state’s Safe Travels program. On December 10, 2020, the mandatory quarantine was reduced from 14 to 10 days in accordance with the U.S. Centers for Disease Control and Prevention’s ("CDC") guidelines. On June 15, 2021, travelers who were fully vaccinated in the state of Hawaii may bypass the quarantine without a pretravel test. On July 8, 2021, travelers who were fully vaccinated in the U.S. may bypass the quarantine without a pretravel test.

Visitor arrivals have recently been exceeding 30,000 per day in July 2021, or approximately 90% of pre-pandemic levels. While still elevated, Hawaii's unemployment rate of 7.7% during the month of June 2021 is significantly down from its peak of 21.9%in April and May of last year.

Financial position and results of operations

Through guidance from regulatory agencies, the Company has prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. The Company is currently working on returning borrowers to payment as the economy begins to recover. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic declined significantly from $120.2 million or, 2.4% of the total loan portfolio as of December 31, 2020, to $3.5 million, or 0.1% of the total loan portfolio as of June 30, 2021, as many borrowers resumed payments.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company no longer has a reserve on accrued interest receivable as of June 30, 2021.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. To further strengthen its capital position, the Company issued $55.0 million in subordinated debt in October 2020, which is classified as tier 2 capital for regulatory purposes, and down-streamed $46.8 million to the bank.

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

The Company’s liquidity risk related to loan principal and interest payment deferrals that were granted for certain customers due to COVID-19, is currently low as a significant number of loan payment deferrals ended in the first half of 2021. Additionally, requests for loan payment deferrals continued to decline significantly in the first half of 2021. Further, during 2020 and the first half of 2021, we experienced a significant inflow of deposits due to government stimulus and general market uncertainty. However, this may not continue.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The Company has access to the Paycheck Protection Program Liquidity Facility (“PPPLF”), which is an extension of credit to eligible financial institutions that originate Paycheck Protection Program (“PPP”) loans that takes the PPP loans as collateral at face value. However, the PPPLF expires on July 30, 2021.

In March 2020, we decided to suspend our share repurchase program as a result of the uncertainty posed by the pandemic. In January 2021, our Board of Directors approved a new authorization to repurchase up to $25 million in common stock and we resumed repurchases in May 2021. We can provide no assurance on how many shares in the aggregate we may repurchase under this repurchase program.

Asset valuation

COVID-19 has not affected the Company's ability to account timely for the assets on its balance sheet. The Company also has not made significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP, except for updating certain valuation assumptions to account for pandemic-related circumstances such as widening credit spreads.

The Company has a significant real estate loan portfolio. Thus far, the Hawaii real estate market continues to be extremely strong and real estate collateral values have remained relatively stable, but we cannot provide any assurance as to future levels of stability.

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

The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. As an essential service provider, the COVID-19 vaccine became available to our employees in March 2021. Most of the Company's employees are fully vaccinated at this point.

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

The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling over $558 million and received gross processing fees of over $21.2 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During the first half of 2021, the Company funded over 4,600 loans totaling over $320.9 million in the third round, earning additional gross processing fees of over $18.4 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $416.3 million as of June 30, 2021. A total outstanding balance of $450.5 million and net deferred fees of $15.9 million remain as of June 30, 2021. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA or repaid by the borrower in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company has become aware of two PPP loans that it originated for $10.0 million and $3.0 million, in which they are under investigation for borrower fraud and/or misrepresentations. We believe we originated both PPP loans in accordance with all SBA PPP requirements, therefore we expect that the SBA guarantee remains in effect. Based on current facts and circumstances, we expect to be fully repaid on both loans through SBA forgiveness, borrower paydowns, SBA guarantee, or a combination of such methods. Therefore, we continue to hold both loans on our balance sheet as performing assets as of June 30, 2021.

The Company is staying in close contact with its customers and has increased its client outreach efforts. The Company is monitoring its client’s financial health and is providing guidance to help them through the pandemic. Further, the Company believes it has prudently made loan modifications for certain borrowers to allow deferral of loan principal and/or interest for a limited-term period.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. The majority of loans that were granted forbearance or deferral have returned to payment. As of June 30, 2021, the Company had loan payment forbearance or deferrals on outstanding balances of $3.5 million, or 0.1% of total loans.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. As of June 30, 2021, the Company has identified one loan totaling $0.7 million that was modified and did not meet the criteria under Section 4013 of the CARES Act or the interagency guidance.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company no longer has a reserve on accrued interest receivable as of June 30, 2021. The Company anticipates limited new or extended loan deferrals in the second half of 2021 as the Hawaii economic recovery progresses.

As part of the CARES Act, the Section 1112 debt relief program authorized the SBA to pay, for a 6-month period, the principal, interest, and associated fees that borrowers owed on covered 7(a) loans, 504 loans, and Microloans reported in regular servicing status (excluding PPP loans). Under Section 325 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) enacted December 29, 2020, Section 1112 was amended and authorized a second round of payments covering the principal, interest, and associated fees that borrowers owed on covered loans for a 3-month period beginning with payments due February 1, 2021, followed by an additional payment for a 2-month period for borrowers with an assigned North American Industry Classification System code beginning with 61, 71, 72, 213, 315, 448, 451, 481, 485, 487, 511, 512, 515, 532, or 812. As of June 30, 2021, the Company had $0.5 million in SBA loans under the SBA Debt Relief Program. During the six months ended June 30, 2021, the Company received $0.9 million in loan payments from the SBA.

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

The volume of loan payment deferrals granted peaked in May 2020 at approximately $605 million in total loan balances, and has since declined to $3.5 million, or 0.1% of total loans at June 30, 2021. Most borrowers have resumed payments with the total count on active deferral dropping from a peak of 467 at May 31, 2020 to 54 at June 30, 2021. The Company is providing alternative payment plans on a limited basis following the end of the payment deferral periods. Our consumer loan payment deferrals totaled $0.5 million at June 30, 2021, compared to $2.3 million at December 31, 2020. Our residential mortgage loans on active payment forbearance totaled $3.0 million at June 30, 2021, compared to $70.4 million at December 31, 2020. There were no commercial, commercial real estate and construction loans on payment deferral at June 30, 2021, compared to $47.5 million at December 31, 2020.

In the first half of 2021, we continued our stepped-up credit assessment and monitoring as well as our outreach to our customers. Criticized loans declined by $49.2 million from December 31, 2020 to $143.1 million, or 3.1% of the total loan portfolio excluding PPP loans. Special mention loans declined by $41.6 million to $100.9 million, or 2.2% of the total loan portfolio excluding PPP loans. Classified loans declined by $7.6 million to $42.2 million, or 0.9% of the total loan portfolio excluding PPP loans. The loan improvements were the result of our continued assessment of borrower risk based on the borrower’s performance near-term strategy and outlook. Approximately 21% of special mention balances and 7% of classified balances also received PPP loans.

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

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continues to be impacted by the COVID-19 pandemic, however the state is making progress towards economic recovery as travel restrictions have started to loosen.

According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 883,063 visitors arrived by air service to the Hawaiian Islands in June 2021, mainly from the U.S. West and U.S. East. In comparison, only 43,587 visitors arrived by air in June 2020 due to the global COVID-19 pandemic and Hawaii’s quarantine requirement for travelers. Total spending for visitors arriving in May 2021 was $1.10 billion. There is no comparative visitor spending data available for May 2020. Prior to the pandemic, Hawaii experienced record-level visitor expenditures and arrivals in 2019 and in the first two months of 2020. When compared to 2019, visitor arrivals in June 2021 were down 17.6% from the June 2019 count of 1,071,205 visitors (air and cruise), and visitor spending was down 22.2% from the $1.41 billion spent in May 2019.

According to projections provided by the Hawaii Department of Business Economic Development and Tourism ("DBEDT") in late May 2021, total visitor arrivals are expected to increase to approximately 6.6 million visitors in 2021, an increase of

144.4% from the 2020 level. Visitor arrivals are projected to increase to 8.6 million in 2022, 9.5 million in 2023, and 10.1 million in 2024. Visitor spending is expected to increase to approximately $11.13 billion in 2021.

Recent statistics provided by DBEDT indicate the tourism industry may be rebounding quicker than initially expected with visitor arrivals exceeding 30,000 per day in July 2021, or approximately 90% of pre-pandemic levels. We believe tourism gains will further increase in the second half of 2021 as vaccinations continue to increase and travel restrictions continue to loosen.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 7.7% in the month of June 2021. The unemployment rate of 7.7% in June 2021 ranked highest in the nation, above the national seasonally adjusted unemployment rate of 5.9% but has significantly improved compared to a high of 21.9% in the months of April and May 2020. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 7.7% in 2021.

According to the latest data available from the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums saw significant double-digit growth compared to a year-ago. In the six months ended June 30, 2021, sales of single family homes and condominiums are up 32.9% and 70.7%, respectively. For single-family homes, the median days on market declined to eight in the six months ended June 30, 2021 from 21 in the same year ago period. For condominiums, the median days on market declined to 13 in the six months ended June 30, 2021 from 31 in the same year ago period. The median price for a single-family home in June 2021 set a new record high of $979,000, representing a 27.1% year-over-year increase. The median price for a condominium increased by 9.1% to $460,000, compared to $421,500 in June 2020.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2021 and 2020. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and six months ended June 30, 2021 and 2020 is set forth below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

(dollars in thousands)	Three Months Ended June 30,
	2021			2020			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$222,934	0.11%	61	$15,777	0.10%	3	$207,157	0.01%	58
Investment securities, excluding ACL:
Taxable (1)	1,172,183	1.52	4,465	1,042,441	2.43	6,327	129,742	(0.91)	(1,862)
Tax-exempt (1)	92,702	1.89	438	100,485	3.02	758	(7,783)	(1.13)	(320)
Total investment securities	1,264,885	1.55	4,903	1,142,926	2.48	7,085	121,959	(0.93)	(2,182)
Loans, including loans held for sale (2)	5,110,820	3.84	49,024	4,902,905	3.76	45,915	207,915	0.08	3,109
Federal Home Loan Bank stock	8,140	3.11	63	11,753	3.62	106	(3,613)	(0.51)	(43)
Total interest earning assets	6,606,779	3.28	54,051	6,073,361	3.51	53,109	533,418	(0.23)	942
Noninterest-earning assets	433,149			394,768			38,381
Total assets	$7,039,928			$6,468,129			$571,799

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,269,676	0.03%	93	$1,056,885	0.04%	114	$212,791	(0.01)%	(21)
Savings and money market deposits	2,028,583	0.06	282	1,856,621	0.12	567	171,962	(0.06)	(285)
Time deposits up to $250,000	231,922	0.34	196	260,319	0.81	525	(28,397)	(0.47)	(329)
Time deposits over $250,000	617,745	0.20	302	708,831	0.91	1,599	(91,086)	(0.71)	(1,297)
Total interest-bearing deposits	4,147,926	0.08	873	3,882,656	0.29	2,805	265,270	(0.21)	(1,932)
Federal Home Loan Bank advances and other short-term borrowings	—	—	—	63,104	0.48	74	(63,104)	(0.48)	(74)
Long-term debt	105,456	3.90	1,025	136,939	2.38	812	(31,483)	1.52	213
Total interest-bearing liabilities	4,253,382	0.18	1,898	4,082,699	0.36	3,691	170,683	(0.18)	(1,793)
Noninterest-bearing deposits	2,121,590			1,731,939			389,651
Other liabilities	112,852			112,687			165
Total liabilities	6,487,824			5,927,325			560,499
Shareholders’ equity	552,102			540,802			11,300
Non-controlling interest	2			2			—
Total equity	552,104			540,804			11,300
Total liabilities and equity	$7,039,928			$6,468,129			$571,799

Net interest income			$52,153			$49,418			$2,735

Interest rate spread		3.10%			3.15%			(0.05)%

Net interest margin		3.16%			3.26%			(0.10)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

	Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020
	Increase (Decrease) Due to Change In:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$52	$6	$58
Investment securities, excluding ACL:
Taxable (1)	792	(2,654)	(1,862)
Tax-exempt (1)	(59)	(261)	(320)
Total investment securities	733	(2,915)	(2,182)
Loans, including loans held for sale (2)	2,041	1,068	3,109
Federal Home Loan Bank stock	(33)	(10)	(43)
Total interest earning assets	2,793	(1,851)	942

Interest-bearing liabilities:
Interest-bearing demand deposits	17	(38)	(21)
Savings and money market deposits	47	(332)	(285)
Time deposits up to $250,000	(58)	(271)	(329)
Time deposits over $250,000	(206)	(1,091)	(1,297)
Total interest-bearing deposits	(200)	(1,732)	(1,932)
Federal Home Loan Bank advances and other short-term borrowings	(74)	—	(74)
Long-term debt	(186)	399	213
Total interest-bearing liabilities	(460)	(1,333)	(1,793)

Net interest income	$3,253	$(518)	$2,735

(dollars in thousands)	Six Months Ended June 30,
	2021			2020			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$133,684	0.11%	71	$13,430	0.59%	39	$120,254	(0.48)%	32
Investment securities, excluding ACL:
Taxable investment securities (1)	1,126,978	1.70	9,589	1,035,068	2.53	13,101	91,910	(0.83)	(3,512)
Tax-exempt investment securities (1)	93,181	2.34	1,089	102,907	3.12	1,604	(9,726)	(0.78)	(515)
Total investment securities	1,220,159	1.75	10,678	1,137,975	2.58	14,705	82,184	(0.83)	(4,027)
Loans, including loans held for sale (2)	5,095,433	3.75	95,098	4,682,626	3.95	92,119	412,807	(0.20)	2,979
Federal Home Loan Bank stock	7,839	3.12	122	13,171	3.61	238	(5,332)	(0.49)	(116)
Total interest earning assets	6,457,115	3.30	105,969	5,847,202	3.67	107,101	609,913	(0.37)	(1,132)
Noninterest-earning assets	433,080			390,390			42,690
Total assets	$6,890,195			$6,237,592			$652,603

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,228,548	0.03%	179	$1,035,340	0.06%	290	$193,208	(0.03)%	(111)
Savings and money market deposits	2,000,845	0.06	556	1,754,186	0.19	1,685	246,659	(0.13)	(1,129)
Time deposits up to $250,000	234,361	0.38	437	163,074	1.38	1,116	71,287	(1.00)	(679)
Time deposits over $250,000	637,266	0.21	649	826,714	1.04	4,276	(189,448)	(0.83)	(3,627)
Total interest-bearing deposits	4,101,020	0.09	1,821	3,779,314	0.39	7,367	321,706	(0.30)	(5,546)
Federal Home Loan Bank advances and other short-term borrowings	1,221	0.30	2	101,459	1.15	582	(100,238)	(0.85)	(580)
Long-term debt	105,429	3.93	2,052	119,243	2.91	1,726	(13,814)	1.02	326
Total interest-bearing liabilities	4,207,670	0.19	3,875	4,000,016	0.49	9,675	207,654	(0.30)	(5,800)
Noninterest-bearing deposits	2,013,955			1,588,742			425,213
Other liabilities	116,529			110,070			6,459
Total liabilities	6,338,154			5,698,828			639,326
Shareholders’ equity	552,039			538,762			13,277
Non-controlling interest	2			2			—
Total equity	552,041			538,764			13,277
Total liabilities and equity	$6,890,195			$6,237,592			$652,603

Net interest income			$102,094			$97,426			$4,668

Interest rate spread		3.11%			3.18%			(0.07)%

Net interest margin		3.18%			3.34%			(0.16)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

	Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020
	Increase (Decrease) Due to Change In:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$354	$(322)	$32
Investment securities, excluding ACL:
Taxable investment securities (1)	1,163	(4,675)	(3,512)
Tax-exempt investment securities (1)	(152)	(363)	(515)
Total investment securities	1,011	(5,038)	(4,027)
Loans, including loans held for sale (2)	8,104	(5,125)	2,979
Federal Home Loan Bank stock	(97)	(19)	(116)
Total interest earning assets	9,372	(10,504)	(1,132)

Interest-bearing liabilities:
Interest-bearing demand deposits	62	(173)	(111)
Savings and money market deposits	225	(1,354)	(1,129)
Time deposits up to $250,000	492	(1,171)	(679)
Time deposits over $250,000	(984)	(2,643)	(3,627)
Total interest-bearing deposits	(205)	(5,341)	(5,546)
Federal Home Loan Bank advances and other short-term borrowings	(575)	(5)	(580)
Long-term debt	(204)	530	326
Total interest-bearing liabilities	(984)	(4,816)	(5,800)

Net interest income	$10,356	$(5,688)	$4,668

Net interest income (expressed on a taxable-equivalent basis) was $52.2 million for the three months ended June 30, 2021, representing an increase of 5.5% from $49.4 million in the three months ended June 30, 2020. Net interest income (expressed on a taxable-equivalent basis) was $102.1 million for the six months ended June 30, 2021, representing an increase of 4.8% from $97.4 million in the six months ended June 30, 2020. The increase in the three and six months ended June 30, 2021 was primarily due to the recognition of net loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP"), combined with lower rates paid on interest-bearing liabilities. These increases were partially offset by decreases in yields earned on interest-earning assets.

Net interest income for the three and six months ended June 30, 2021 included $7.9 million and $13.1 million, respectively, in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off. During the three and six months ended June 30, 2021, approximately $195.8 million and $296.5 million, respectively, in PPP loans were forgiven. During the three and six months ended June 30, 2021, the Company had an average PPP loan balance of $553.0 million and $540.0 million, respectively, which earned approximately 5.75% and 4.90%, respectively, in net interest income and net loan fees. The decreases in yields earned on interest-earning assets and rates paid on interest-bearing liabilities were primarily attributable to the historically low interest rate environment we are operating in during this pandemic environment.

Interest Income

Taxable-equivalent interest income was $54.1 million for the second quarter of 2021, representing an increase of 1.8% from $53.1 million in the year-ago quarter. The average loans and investment securities balances increased by $207.9 million and $122.0 million, respectively, during the second quarter of 2021, compared to the year-ago quarter, which increased interest income by approximately $2.0 million and $0.7 million, respectively. The significant increase in average loans was primarily attributable to the origination of the aforementioned PPP loans. In addition, the 8 bp increase in the average yields earned on loans during the second quarter of 2021, compared to the year-ago quarter, increased interest income by approximately $1.1 million. These increases were partially offset by a 93 bp decrease in the average yields earned on investment securities during the second quarter of 2021, compared to the year-ago quarter, which decreased interest income by approximately $2.9 million.

Taxable-equivalent interest income was $106.0 million for the six months ended June 30, 2021, representing a decrease of 1.1% from $107.1 million in the same year-ago period. The average yields earned on loans and investment securities decreased by 20 bp and 83 bp, respectively, during the six months ended June 30, 2021, compared to the same year-ago period, which decreased interest income by $5.1 million and $5.0 million, respectively. These decreases were partially offset by increases in average loans and investment securities balances of $412.8 million and $82.2 million, respectively, during the six months ended June 30, 2021, compared to the same year-ago period, which increased interest income by approximately $8.1 million and $1.0 million, respectively.

Interest Expense

Interest expense for the second quarter of 2021 was $1.9 million, representing a decrease of 48.6% from $3.7 million in the year-ago quarter. The decrease was primarily attributable to declines in rates paid on deposits, combined with improved deposit composition as noninterest-bearing deposits and lower-cost interest-bearing demand and savings and money market deposits increased significantly from the year-ago quarter. Rates paid on savings and money market deposits and time deposits up to and over $250,000 declined by 6 bp, 47 bp and 71 bp, respectively, which decreased interest expense by approximately $0.3 million, $0.3 million, and $1.1 million, respectively. Time deposits over $250,000 primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with changes in the Federal Funds rate.

Interest expense for the six months ended June 30, 2021 was $3.9 million, representing a decrease of 59.9% from $9.7 million in the same year-ago period. The decrease was primarily attributable to declines in rates paid on deposits, combined with improved deposit composition as noninterest-bearing deposits and lower-cost interest-bearing demand and savings and money market deposits increased significantly from the same year-ago period. Rates paid on savings and money market deposits and time deposits up to and over $250,000 declined by 13 bp, 100 bp and 83 bp, respectively, which decreased interest expense by approximately $1.4 million, $1.2 million, and $2.6 million, respectively. In addition, average time deposits over $250,000 and Federal Home Loan Bank advances and other short-term borrowings decreased by $189.4 million and $100.2 million, respectively, which reduced interest expense by approximately $1.0 million and $0.6 million, respectively.

Net Interest Margin

Our net interest margin of 3.16% for the second quarter of 2021 decreased by 10 bp from 3.26% in the year-ago quarter. Our net interest margin of 3.18% for the six months ended June 30, 2021 decreased by 16 bp from 3.34% in the same year-ago period.

As previously discussed, the declines in net interest margin for the second quarter of 2021 and six months ended June 30, 2021 compared to the same year-ago periods are primarily due to lower yields earned on interest-earning assets, offset by lower rates paid on interest-bearing liabilities, primarily attributable to the historically low interest rate environment we are currently operating in since the beginning of the COVID-19 pandemic.

Provision for Credit Losses

In the three months ended June 30, 2021, our provision for credit losses was a credit of $3.4 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, a credit to the provision for credit losses on accrued interest receivable of $0.2 million, and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million. In the three months ended June 30, 2020, our provision for credit loss was a debit of $11.2 million, which consisted of a debit to the provision for credit losses on loans of $10.6 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.6 million.

In the six months ended June 30, 2021, our provision for credit losses was a credit of $4.3 million, which consisted of a credit to the provision for credit losses on loans of $3.9 million, a credit to the provision for credit losses on accrued interest receivable of $0.3 million, and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.1 million. In the six months ended June 30, 2020, our provision for credit loss was a debit of $22.3 million, which consisted of a debit to the provision for credit losses on loans of $20.0 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $2.4 million.

The provision for credit losses in the year-ago periods were primarily due to adverse economic conditions brought on by the COVID-19 pandemic, while the credits to the provision for credit losses in the current year were primarily due to improved economic forecasts and positive migration of loan grades as the State of Hawaii begins to recover from the pandemic.

We did not record a provision for credit losses on investment securities during the three and six months ended June 30, 2021 and June 30, 2020.

Our net charge-offs were $0.8 million during the second quarter of 2021, compared to net charge-offs of $2.9 million in the year-ago quarter. Our net charge-offs were $1.6 million during the six months ended June 30, 2021, compared to net charge-offs of $4.2 million in the same year-ago period.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Other operating income:
Mortgage banking income	$1,533	$3,566	$(2,033)	-57.0%
Service charges on deposit accounts	1,443	1,149	294	25.6%
Other service charges and fees	4,619	2,916	1,703	58.4%
Income from fiduciary activities	1,269	1,270	(1)	-0.1%
Investment securities gains (losses)	50	—	50	N.M.
Income from bank-owned life insurance	1,210	1,424	(214)	-15.0%
Other:
Equity in earnings of unconsolidated subsidiaries	79	104	(25)	-24.0%
Net gain (loss) on sales of foreclosed assets	—	(6)	6	-100.0%
Income recovered on nonaccrual loans previously charged-off	37	37	—	—%
Other recoveries	16	26	(10)	-38.5%
Commissions on sale of checks	80	56	24	42.9%
Other	194	150	44	29.3%
Total other operating income	$10,530	$10,692	$(162)	-1.5%

Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the three months ended June 30, 2021, total other operating income of $10.5 million decreased by $0.2 million, or 1.5%, from $10.7 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower mortgage banking income of $2.0 million and lower income from bank-owned life insurance of $0.2 million in the second quarter of 2021. These decreases were partially offset by higher other service charges and fees of $1.7 million and higher service charges on deposit accounts of $0.3 million, resulting from higher transactional activity in the second quarter of 2021 as the State of Hawaii begins to recover from the pandemic.

	Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Other operating income:
Mortgage banking income	$4,503	$3,903	$600	15.4%
Service charges on deposit accounts	2,921	3,199	(278)	-8.7%
Other service charges and fees	8,409	7,813	596	7.6%
Income from fiduciary activities	2,500	2,567	(67)	-2.6%
Investment securities gains (losses)	50	—	50	N.M.
Income from bank-owned life insurance	2,007	1,405	602	42.8%
Other:
Equity in earnings of unconsolidated subsidiaries	186	130	56	43.1%
Net gain (loss) on sales of foreclosed assets	—	(6)	6	-100.0%
Income recovered on nonaccrual loans previously charged-off	72	60	12	20.0%
Other recoveries	44	66	(22)	-33.3%
Commissions on sale of checks	157	137	20	14.6%
Other	392	304	88	28.9%
Total other operating income	$21,241	$19,578	$1,663	8.5%

* Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the six months ended June 30, 2021, total other operating income of $21.2 million increased by $1.7 million, or 8.5%, from $19.6 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher mortgage banking income of $0.6 million, higher other service charges and fees of $0.6 million, and higher income from bank-owned life insurance of $0.6 million. The higher mortgage banking income was primarily attributable to lower amortization of mortgage servicing rights of $1.1 million, combined with higher loan placement fees of $0.9 million, partially offset by lower gains on sales of residential mortgage loans of $1.6 million. The higher income from bank-owned life insurance was primarily attributable to gains in the equity markets. The higher other service charges and fees of $0.6 million was primarily due to higher transactional activity.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$23,790	$20,329	$3,461	17.0%
Net occupancy	4,055	3,645	410	11.2%
Equipment	1,048	1,043	5	0.5%
Communication expense	756	774	(18)	-2.3%
Legal and professional services	2,572	2,238	334	14.9%
Computer software expense	3,398	3,035	363	12.0%
Advertising expense	1,329	923	406	44.0%
Other:
Pension and SERP expense	380	293	87	29.7%
Foreclosed asset expense	—	—	—	N.M.
Charitable contributions	51	10	41	410.0%
FDIC insurance assessment	502	475	27	5.7%
Miscellaneous loan expenses	379	399	(20)	-5.0%
ATM and debit card expenses	1,103	584	519	88.9%
Armored car expenses	257	229	28	12.2%
Entertainment and promotions	207	165	42	25.5%
Stationery and supplies	214	220	(6)	-2.7%
Directors’ fees and expenses	132	196	(64)	-32.7%
Directors' deferred compensation plan expense	100	103	(3)	-2.9%
Loss on disposal of fixed assets	4	—	4	N.M.
Other	1,156	1,193	(37)	-3.1%
Total other operating expense	$41,433	$35,854	$5,579	15.6%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the three months ended June 30, 2021, total other operating expense was $41.4 million and increased by $5.6 million, or 15.6%, from $35.9 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $3.5 million, higher ATM and debit card expenses of $0.5 million, and higher net occupancy, computer software expense and advertising expense of $0.4 million each. The higher salaries and employee benefits are primarily due to annual merit increases effective April 1, higher base salaries due to strategic hires, higher commissions and incentives, and higher ICP accruals in the current quarter. The higher ATM and debit card expenses are primarily due to the issuance of new contactless ATM and debit cards to our cardholders.

	Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$43,617	$40,383	$3,234	8.0%
Net occupancy	7,819	7,317	502	6.9%
Equipment	2,048	2,140	(92)	-4.3%
Communication expense	1,525	1,611	(86)	-5.3%
Legal and professional services	4,949	4,266	683	16.0%
Computer software expense	7,181	5,978	1,203	20.1%
Advertising expense	2,987	2,015	972	48.2%
Other:
Pension and SERP expense	627	586	41	7.0%
Foreclosed asset expense	3	67	(64)	-95.5%
Charitable contributions	72	197	(125)	-63.5%
FDIC insurance assessment	942	475	467	98.3%
Miscellaneous loan expenses	749	699	50	7.2%
ATM and debit card expenses	1,768	1,218	550	45.2%
Armored car expenses	449	523	(74)	-14.1%
Entertainment and promotions	406	445	(39)	-8.8%
Stationery and supplies	427	468	(41)	-8.8%
Directors’ fees and expenses	349	437	(88)	-20.1%
Directors’ deferred compensation plan expense	1,002	(1,380)	2,382	-172.6%
Loss on disposal of fixed assets	36	—	36	N.M.
Other	2,323	2,851	(528)	-18.5%
Total other operating expense	$79,279	$70,296	$8,983	12.8%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the six months ended June 30, 2021, total other operating expense was $79.3 million and increased by $9.0 million, or 12.8%, from $70.3 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $3.2 million, higher computer software expense of $1.2 million, higher advertising expense of $1.0 million, higher legal and professional services of $0.7 million, higher ATM and debit card expenses of $0.6 million, and higher net occupancy and FDIC insurance assessment of $0.5 million each. In addition, the Company recorded directors' deferred compensation plan expenses of $1.0 million during the six months ended June 30, 2021, compared to a credit of $1.4 million in the same year-ago period. These expenses are related to changes in the directors' deferred compensation plan liability and are impacted by fluctuations in the Company's stock price and the equity markets.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Total other operating expense	$41,433	$35,854	$79,279	$70,296

Net interest income	$52,061	$49,259	$101,865	$97,089
Total other operating income	10,530	10,692	21,241	19,578
Total revenue before provision for credit losses	$62,591	$59,951	$123,106	$116,667

Efficiency ratio	66.20%	59.81%	64.40%	60.25%

Our efficiency ratio increased to 66.20% in the three months ended June 30, 2021, compared to 59.81% in the year-ago quarter. The efficiency ratio in the second quarter of 2021 was negatively impacted by the aforementioned higher other operating expenses, offset by an increase in net interest income. Our efficiency ratio increased to 64.40% in the six months ended June 30, 2021, compared to 60.25% in the same year-ago period. The efficiency ratio in the six months ended June 30, 2021 was also negatively impacted by the aforementioned higher other operating expenses, offset by increases in net interest income and other operating income. The current year increases in our efficiency ratio are reflective of the Company's strategic investments in the future. Longer term, the Company believes these investments will improve profitability and shareholder returns.

Income Taxes

The Company recorded income tax expense of $5.9 million and $11.3 million for the three and six months ended June 30, 2021, respectively, compared to $3.0 million and $5.8 million in the three and six months ended June 30, 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 23.93% and 23.58%, respectively, compared to 23.03% and 24.09% in the three and six months ended June 30, 2020, respectively.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at June 30, 2021 and $3.4 million at December 31, 2020, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of June 30, 2021 and December 31, 2020 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $35.1 million at June 30, 2021, compared to a net DTA of $26.4 million as of December 31, 2020, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets at June 30, 2021 of $7.18 billion increased by $583.9 million from $6.59 billion at December 31, 2020.

Investment Securities

Investment securities of $1.41 billion at June 30, 2021 increased by $225.0 million, or 19.0%, from $1.18 billion at December 31, 2020. The increase reflects $421.4 million in net purchases, partially offset by a $21.3 million decrease in the market valuation on the available-for-sale portfolio and $175.1 million in principal runoff.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$395,352	$375,879	$19,473	5.2%
Other	389,341	426,670	(37,329)	(8.7)
Real estate:
Construction	133,457	125,407	8,050	6.4
Residential mortgage	1,711,801	1,690,212	21,589	1.3
Home equity	583,430	551,266	32,164	5.8
Commercial mortgage	926,006	898,055	27,951	3.1
Consumer	328,332	332,430	(4,098)	(1.2)
Leases	—	—	—	—
Total loans	4,467,719	4,399,919	67,800	1.5
Allowance for credit losses ("ACL")	(67,773)	(73,152)	5,379	(7.4)
Loans, net of ACL	$4,399,946	$4,326,767	$73,179	1.7

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$39,258	$40,496	$(1,238)	(3.1)%
Other	96,884	118,421	(21,537)	(18.2)
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	260,424	258,273	2,151	0.8
Consumer	213,033	147,004	66,029	44.9
Leases	—	—	—	—
Total loans	609,599	564,194	45,405	8.0
ACL	(10,008)	(10,117)	109	(1.1)
Loans, net of ACL	$599,591	$554,077	$45,514	8.2

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$434,610	$416,375	$18,235	4.4%
Other	486,225	545,091	(58,866)	(10.8)
Real estate:
Construction	133,457	125,407	8,050	6.4
Residential mortgage	1,711,801	1,690,212	21,589	1.3
Home equity	583,430	551,266	32,164	5.8
Commercial mortgage	1,186,430	1,156,328	30,102	2.6
Consumer	541,365	479,434	61,931	12.9
Leases	—	—	—	—
Total loans	5,077,318	4,964,113	113,205	2.3
ACL	(77,781)	(83,269)	5,488	(6.6)
Loans, net of ACL	$4,999,537	$4,880,844	$118,693	2.4

Loans, net of deferred costs, of $5.08 billion at June 30, 2021 increased by $113.2 million, or 2.3%, from $4.96 billion at December 31, 2020. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $18.2 million, construction of $8.1 million, residential mortgage of $21.6 million, home equity of $32.2 million, commercial mortgage of $30.1 million and consumer of $61.9 million. These increases were partially offset by a net decrease in the other commercial loans of $58.9 million. Excluding PPP loans, loans, net of deferred costs, totaled $4.64 billion at June 30, 2021 and increased by $95.0 million, or 2.1%, from $4.55 billion at December 31, 2020.

The Hawaii loan portfolio increased by $67.8 million, or 1.5%, from December 31, 2020. The increase reflects net increases in the following loan portfolios: SBA Paycheck Protection Program loans of $19.5 million, construction of $8.1 million, residential mortgage of $21.6 million, home equity of $32.2 million, and commercial mortgage of $28.0 million.These increases were partially offset by net decreases in the other commercial and consumer portfolios of $37.3 million and $4.1 million, respectively. The increases in the portfolios were primarily due to increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $45.4 million, or 8.0% from December 31, 2020. The net increase was primarily attributable to a net increase in the consumer loan portfolio of $66.0 million due to loan portfolio purchases, partially offset by a net decrease in the other commercial loan portfolio of $21.5 million. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$699	$1,461	$(762)	(52.2)%
Real estate:
Residential mortgage	5,280	4,115	1,165	28.3
Home equity	434	524	(90)	(17.2)
Consumer	332	92	240	260.9
Total nonaccrual loans	6,745	6,192	553	8.9

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	6,745	6,192	553	8.9

Accruing Loans Delinquent for 90 Days or More [1]
Commercial, financial and agricultural - Other	29	—	29	—
Real estate:
Residential mortgage	1,438	567	871	153.6
Consumer	100	240	(140)	(58.3)
Total accruing loans delinquent for 90 days or more	1,567	807	760	94.2

Restructured Loans Still Accruing Interest [1]
Commercial, financial and agricultural - Other	26	100	(74)	(74.0)
Real estate:
Residential mortgage	4,258	5,718	(1,460)	(25.5)
Commercial mortgage	1,636	1,761	(125)	(7.1)
Consumer	132	207	(75)	(36.2)
Total restructured loans still accruing interest	6,052	7,786	(1,734)	(22.3)

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$14,364	$14,785	$(421)	(2.8)

Ratio of nonaccrual loans to total loans	0.13%	0.12%		0.01%
Ratio of NPAs to total loans and OREO	0.13%	0.12%		0.01%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.16%	0.14%		0.02%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.28%	0.30%		(0.02)%

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2020	$6,192
Additions	4,136
Reductions:
Payments	(1,412)
Return to accrual status	(183)
Sales of NPAs	—
Net charge-offs, valuation and other adjustments	(1,988)
Total reductions	(3,583)
Net increase	553
Balance at June 30, 2021	$6,745

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $6.7 million at June 30, 2021, compared to $6.2 million at December 31, 2020. There were no nonperforming loans classified as held for sale at June 30, 2021 and December 31, 2020. The increase in nonperforming assets from December 31, 2020 was primarily attributable to additions to nonaccrual loans totaling $4.1 million, offset by $2.0 million in net charge-offs, valuation and other adjustments, $1.4 million in repayments of nonaccrual loans, and $0.2 million in loans returned to accrual status.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2021 consisted of three Hawaii residential mortgage loans with a combined principal balance of $0.4 million. There were $6.3 million of TDRs still accruing interest at June 30, 2021, of which two loans totaling $0.2 million was more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, of which one loan totaling $0.7 million was more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $3.5 million, or 0.1% of total loans as of June 30, 2021, compared to $120.2 million, or 2.4% of the total loan portfolio as of December 31, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 7.49% at December 31, 2020 to 6.20% at June 30, 2021.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Allowance for Credit Losses:
Balance at beginning of period	$81,553	$59,645	$83,269	$47,971
Adoption of ASU 2016-13	—	—	—	3,566
Adjusted balance at beginning of period	81,553	59,645	83,269	51,537

(Credit) provision for credit losses on loans [1] [2]	(2,963)	10,640	(3,937)	19,969

Charge-offs:
Commercial, financial and agricultural - Other	401	1,103	1,010	1,540
Residential mortgage	—	52	—	52
Consumer	1,523	2,626	2,621	4,843
Total charge-offs	1,924	3,781	3,631	6,435

Recoveries:
Commercial, financial and agricultural - Other	276	305	365	647
Real estate:
Construction	—	—	—	131
Residential mortgage	186	20	292	201
Home equity	—	—	9	31
Commercial mortgage	65	1	73	3
Consumer	588	509	1,341	1,255
Total recoveries	1,115	835	2,080	2,268

Net charge-offs	809	2,946	1,551	4,167
Balance at end of period	$77,781	$67,339	$77,781	$67,339

ACL as a percentage of total loans	1.53%	1.35%	1.53%	1.35%
ACL as a percentage of total loans, excluding PPP loans	1.68%	1.50%	1.68%	1.50%
ACL as a percentage of nonaccrual loans	1153.17%	1420.35%	1153.17%	1420.35%
Annualized ratio of net charge-offs to average loans	0.06%	0.24%	0.06%	0.18%

[1] The Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. In the second quarter of 2021, the entire reserve was reversed as loans on active payment forbearance or deferral have declined significantly. The provision for credit losses on loans presented in this table excludes the adjustments to the provision for credit losses on accrued interest receivable.
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

Our ACL at June 30, 2021 totaled $77.8 million compared to $83.3 million at December 31, 2020.

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

During the three months ended June 30, 2021, we recorded a credit to the provision for credit losses on loans of $3.0 million and net charge-offs of $0.8 million. During the six months ended June 30, 2021, we recorded a credit to the provision for credit losses on loans of $3.9 million and net charge-offs of $1.6 million. The credit to the provision is driven by improved economic forecasts and positive migration of loan grades as the State of Hawaii continues to recover from the COVID-19 pandemic.

Our ACL as a percentage of total loans decreased from 1.68% at December 31, 2020 to 1.53% at June 30, 2021. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.68% at June 30, 2021, compared to 1.83% at December 31, 2020. Our ACL as a percentage of nonaccrual loans decreased from 1344.78% at December 31, 2020 to 1153.17% at June 30, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $8.1 million at June 30, 2021 decreased by $0.1 million, or 1.1%, from the FHLB stock balance of $8.2 million at December 31, 2020.  FHLB stock has an activity-based stock requirement, thus as borrowings decline, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand deposits	$2,203,806	$1,790,269	$413,537	23.1%
Interest-bearing demand deposits	1,341,280	1,174,888	166,392	14.2
Savings and money market deposits	2,048,945	1,932,043	116,902	6.1
Time deposits less than $100,000	141,498	149,063	(7,565)	(5.1)
Time deposits $100,000 to $250,000	89,710	90,149	(439)	(0.5)
Core deposits	5,825,239	5,136,412	688,827	13.4

Government time deposits	403,755	500,344	(96,589)	(19.3)
Other time deposits greater than $250,000	168,165	159,362	8,803	5.5
Total time deposits greater than $250,000	571,920	659,706	(87,786)	(13.3)
Total deposits	$6,397,159	$5,796,118	$601,041	10.4

[1] As of January 1, 2021, other time deposits $100,000 to $250,000 have been included in core deposits. Prior period amounts have been reclassified to conform to current period presentation.

Total deposits of $6.40 billion at June 30, 2021 increased by $601.0 million, or 10.4%, from total deposits of $5.80 billion at December 31, 2020. Net increases in noninterest-bearing demand deposits of $413.5 million, interest-bearing demand deposits of $166.4 million, savings and money market deposits of $116.9 million, and other time deposits greater than $250,000 of $8.8 million were offset by net decreases in time deposits less than $100,000 of $7.6 million, time deposits $100,000 to $250,000 of $0.4 million, and government time deposits of $96.6 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.83 billion at June 30, 2021 and increased by $688.8 million, or 13.4%, from $5.14 billion at December 31, 2020. The deposit of PPP funds and other government stimulus into both new and existing deposit accounts largely contributed to the increase in core deposits. The addition of PPP funds may be temporary as the PPP monies are spent by the businesses in accordance with the program. Going forward, the Company is focused on expanding banking relationships with the new businesses we assisted with PPP. Core deposits as a percentage of total deposits was 91.1% at June 30, 2021, compared to 88.6% at December 31, 2020.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic) and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $552.8 million at June 30, 2021, compared to $546.7 million at December 31, 2020. The change in total shareholders' equity was primarily attributable to net income of $36.8 million, partially offset by other comprehensive loss of $15.2 million, cash dividends declared of $13.3 million, and the repurchase of $4.3 million in shares of our common stock under our stock repurchase program in the six months ended June 30, 2021.

Our total shareholders' equity to total assets ratio was 7.70% at June 30, 2021, compared to 8.29% at December 31, 2020. The decline in our total shareholders' equity to total assets ratio was primarily due to the significant increase in the total assets denominator attributable to $434.6 million in PPP loans, net of deferred fees and costs. Our book value per share was $19.59 and $19.40 at June 30, 2021 and December 31, 2020, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of June 30, 2021, on a stand-alone basis, CPF had an available cash balance of approximately $12.9 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2021, the bank had Statutory Retained Earnings of $101.7 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On July 27, 2021, the Company's Board of Directors declared a cash dividend of $0.24 per share on the Company's outstanding common stock, which increased by 4.3% from the $0.23 per share a year-ago.

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

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock. During the second quarter of 2021, the Company resumed repurchases and repurchased 156,600 shares of common stock at a cost of $4.3 million. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program..

Trust Preferred Securities

As of June 30, 2021, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $53.9 million, net of unamortized debt issuance costs of $1.1 million, at June 30, 2021.

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

The Company has elected to exercise the option to delay for two years the CECL methodology's effect on regulatory capital.

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2021 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At June 30, 2021:
Leverage capital	$602,668	8.6%	$281,587	4.0%		N/A
Tier 1 risk-based capital	602,668	12.7	285,449	6.0		N/A
Total risk-based capital	710,382	14.9	380,599	8.0		N/A
CET1 risk-based capital	552,668	11.6	214,087	4.5		N/A

At December 31, 2020:
Leverage capital	$581,358	8.8%	$263,979	4.0%		N/A
Tier 1 risk-based capital	581,358	12.9	271,027	6.0		N/A
Total risk-based capital	686,130	15.2	361,370	8.0		N/A
CET1 risk-based capital	531,358	11.8	203,270	4.5		N/A

Central Pacific Bank
At June 30, 2021:
Leverage capital	$639,542	9.1%	$281,163	4.0%	$351,454	5.0%
Tier 1 risk-based capital	639,542	13.5	285,065	6.0	380,086	8.0
Total risk-based capital	692,163	14.6	380,086	8.0	475,108	10.0
CET1 risk-based capital	639,542	13.5	213,798	4.5	308,820	6.5

At December 31, 2020:
Leverage capital	$620,372	9.4%	$263,735	4.0%	$329,668	5.0%
Tier 1 risk-based capital	620,372	13.7	270,820	6.0	361,094	8.0
Total risk-based capital	670,087	14.9	361,094	8.0	451,367	10.0
CET1 risk-based capital	620,372	13.7	203,115	4.5	293,389	6.5

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

The following reflects our net interest income sensitivity analysis as of June 30, 2021. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	4.10%
-100 bp	(3.86)%

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

The bank maintained a $1.81 billion line of credit with the FHLB as of June 30, 2021, compared to $1.81 billion at December 31, 2020. There were no short-term borrowings under this arrangement at June 30, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $230.8 million at June 30, 2021, compared to $268.0 million at December 31, 2020. There were no long-term borrowings under this arrangement at June 30, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at June 30, 2021 were secured by certain real estate loans with a carrying value of $2.67 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2021, $1.58 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020.

At June 30, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $64.4 million and $64.5 million, respectively. As of June 30, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $130.6 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At June 30, 2021, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans pledged to the Federal Reserve Bank. The PPPLF expires on July 30, 2021.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2021 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock. As of June 30, 2021, $20.7 million remained available for repurchase as the Company repurchased 156,600 shares of common stock, at a cost of $4.3 million, during the second quarter of 2021. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2021	—	$—	—	$25,000,000
May 1-31, 2021	59,500	28.03	59,500	23,332,469
June 1-30, 2021	97,100	27.38	97,100	20,673,628
Total	156,600	$27.63	156,600	20,673,628

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	July 28, 2021	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	July 28, 2021	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer