Form 10-Q
period 2021-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2021-10-27
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 20, 2021 was 27,967,388 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

This document may contain forward-looking statements concerning: projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; statements of future economic performance including anticipated performance results in light of the COVID-19 pandemic and its variants and from our business initiatives; or any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus and its variants on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to successfully implement our business initiatives; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic virus and disease, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index; negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our personnel, organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$108,669	$97,546
Interest-bearing deposits in other banks	240,173	6,521
Investment securities:
Available-for-sale debt securities, at fair value	1,535,450	1,182,609
Equity securities, at fair value	1,593	1,351
Total investment securities	1,537,043	1,183,960

Loans held for sale	5,290	16,687

Loans	5,045,797	4,964,113
Allowance for credit losses	(74,587)	(83,269)
Loans, net of allowance for credit losses	4,971,210	4,880,844

Premises and equipment, net	80,190	65,278
Accrued interest receivable	17,110	20,224
Investment in unconsolidated subsidiaries	30,397	29,968
Mortgage servicing rights	9,976	11,865
Bank-owned life insurance	167,961	163,161
Federal Home Loan Bank stock	7,952	8,237
Right-of-use lease asset	40,757	45,857
Other assets	81,503	64,435
Total assets	$7,298,231	$6,594,583

Liabilities
Deposits:
Noninterest-bearing demand	$2,195,404	$1,790,269
Interest-bearing demand	1,372,626	1,174,888
Savings and money market	2,296,968	1,932,043
Time	650,865	898,918
Total deposits	6,515,863	5,796,118

Short-term borrowings	—	22,000
Long-term debt	105,556	105,385
Lease liability	41,933	47,191
Other liabilities	79,412	77,156
Total liabilities	6,742,764	6,047,850

Contingent liabilities and other commitments (see Notes 8, 15 and 16)

Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2021 and December 31, 2020	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,999,588 at September 30, 2021 and 28,183,340 at December 31, 2020	436,957	442,635
Additional paid-in capital	97,279	94,842
Retained earnings (Accumulated deficit)	22,916	(10,920)
Accumulated other comprehensive (loss) income	(1,733)	20,128
Total shareholders' equity	555,419	546,685
Non-controlling interest	48	48
Total equity	555,467	546,733
Total liabilities and equity	$7,298,231	$6,594,583
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$51,104	$45,751	$146,202	$137,870
Interest and dividends on investment securities:
Taxable interest	6,210	5,233	15,763	18,300
Tax-exempt interest	470	621	1,330	1,888
Dividends	18	17	54	51
Interest on deposits in other banks	105	3	176	42
Dividends on Federal Home Loan Bank stock	62	128	184	366
Total interest income	57,969	51,753	163,709	158,517
Interest expense:
Interest on deposits:
Demand	101	115	280	405
Savings and money market	332	417	888	2,102
Time	428	1,284	1,514	6,676
Interest on short-term borrowings	—	71	2	653
Interest on long-term debt	1,022	746	3,074	2,472
Total interest expense	1,883	2,633	5,758	12,308
Net interest income	56,086	49,120	157,951	146,209
(Credit) provision for credit losses	(2,635)	14,873	(6,899)	37,213
Net interest income after provision for credit losses	58,721	34,247	164,850	108,996
Other operating income:
Mortgage banking income	1,327	4,345	5,830	8,248
Service charges on deposit accounts	1,637	1,475	4,558	4,674
Other service charges and fees	4,942	3,345	13,351	11,158
Income from fiduciary activities	1,292	1,149	3,792	3,716
Investment securities gains (losses)	100	(352)	150	(352)
Income from bank-owned life insurance	540	1,179	2,547	2,584
Other	415	422	1,266	1,113
Total other operating income	10,253	11,563	31,494	31,141
Other operating expense:
Salaries and employee benefits	23,566	20,375	67,183	60,758
Net occupancy	4,185	3,834	12,004	11,151
Equipment	1,089	1,234	3,137	3,374
Communication expense	824	856	2,349	2,467
Legal and professional services	2,575	2,262	7,524	6,528
Computer software expense	2,998	3,114	10,179	9,092
Advertising expense	1,329	1,020	4,316	3,035
Other	4,779	4,056	13,932	10,642
Total other operating expense	41,345	36,751	120,624	107,047
Income before income taxes	27,629	9,059	75,720	33,090
Income tax expense	6,814	2,200	18,153	7,988
Net income	$20,815	$6,859	$57,567	$25,102
Per common share data:
Basic earnings per common share	$0.74	$0.24	$2.05	$0.89
Diluted earnings per common share	$0.74	$0.24	$2.03	$0.89
Cash dividends declared	$0.24	$0.23	$0.71	$0.69
Weighted average common shares outstanding used in computation:
Basic shares	27,967,089	28,060,020	28,082,632	28,075,684
Diluted shares	28,175,953	28,111,664	28,316,574	28,172,153
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$20,815	$6,859	$57,567	$25,102
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(6,852)	(2,257)	(22,426)	14,165
Defined benefit plans	193	247	565	967
Total other comprehensive (loss) income, net of tax	(6,659)	(2,010)	(21,861)	15,132
Comprehensive income	$14,156	$4,849	$35,706	$40,234

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	$—	$443,505	$95,721	$628	$3,011	$48	$542,913
Net income	—	—	—	—	18,714	—	—	18,714
Other comprehensive income	—	—	—	—	—	1,915	—	1,915
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,787)	—	—	(6,787)
Common stock purchased by directors' deferred compensation plan (6,900 shares, net)	—	—	(191)	—	—	—	—	(191)
Common stock repurchased and retired and other related costs	(156,600)	—	(2,603)	—	(1,724)	—	—	(4,327)
Share-based compensation	92,930	—	143	461	—	—	—	604
Balance at June 30, 2021	28,218,860	$—	$440,854	$96,182	$10,831	$4,926	$48	$552,841
Net income	—	—	—	—	20,815	—	—	20,815
Other comprehensive income	—	—	—	—	—	(6,659)	—	(6,659)
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,733)	—	—	(6,733)
Common stock repurchased and retired and other related costs	(234,700)	—	(3,897)	—	(1,997)	—	—	(5,894)
Share-based compensation	15,428	—	—	1,097	—	—	—	1,097
Balance at September 30, 2021	27,999,588	$—	$436,957	$97,279	$22,916	$(1,733)	$48	$555,467

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accum. Deficit	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	$—	$447,602	$91,611	$(22,258)	$8,409	$—	$525,364
Net income	—	—	—	—	8,326	—	—	8,326
Other comprehensive income	—	—	—	—	—	10,663	—	10,663
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,496)	—	—	(6,496)
Common stock repurchased and retired and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation	32,898	—	—	673	—	—	—	673
Noncontrolling interest	—	—	—	—	—	—	49	49
Balance at March 31, 2020	28,115,353	$—	$442,853	$92,284	$(20,428)	$19,072	$49	$533,830
Net income	—	—	—	—	9,917	—	—	9,917
Other comprehensive income	—	—	—	—	—	6,479	—	6,479
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,475)	—	—	(6,475)
Common stock purchased by directors' deferred compensation plan (8,800 shares, net)	—	—	(154)	—	—	—	—	(154)
Common stock repurchased and retired and other related costs	—	—	—	—	—	—	—	—
Share-based compensation	38,806	—		723	—	—	—	723
Noncontrolling interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2020	28,154,159	$—	$442,699	$93,007	$(16,986)	$25,551	$35	$544,306
Net income	—	—	—	—	6,859	—	—	6,859
Other comprehensive income	—	—	—	—	—	(2,010)	—	(2,010)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,482)	—	—	(6,482)
Common stock purchased by directors' deferred compensation plan (4,200 shares, net)	—	—	(64)	—	—	—	—	(64)
Common stock repurchased and retired and other related costs	—	—	—	—	—	—	—	—
Share-based compensation	25,639	—		1,329	—	—	—	1,329
Noncontrolling interest	—	—	—	—	—	—	4	4
Balance at September 30, 2020	28,179,798	$—	$442,635	$94,336	$(16,609)	$23,541	$39	$543,942

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") ASU 2016-13.

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$57,567	$25,102
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(6,899)	37,213
Depreciation and amortization of premises and equipment	5,160	4,628
Non-cash lease (benefit) expense	(81)	176
Cash flows from operating leases	(4,927)	(4,743)
Loss on disposal of fixed assets	38	—
Loss on sale of other real estate, net of write-downs	—	70
Amortization of mortgage servicing rights	2,800	4,558
Net amortization and accretion of premium/discounts on investment securities	7,557	7,127
Share-based compensation expense	2,437	2,725
Net (gain) loss on sales of investment securities	(150)	352
Net gain on sales of residential mortgage loans	(4,469)	(9,971)
Proceeds from sales of loans held for sale	113,094	287,924
Originations of loans held for sale	(97,228)	(292,832)
Equity in earnings of unconsolidated subsidiaries	(299)	(234)
Distributions from unconsolidated subsidiaries	368	225
Net increase in cash surrender value of bank-owned life insurance	(3,357)	(2,253)
Deferred income taxes	(2,961)	(6,953)
Net tax benefit (expense) from share-based compensation	256	(157)
Net change in other assets and liabilities	6,009	(12,547)
Net cash provided by operating activities	74,915	40,410
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	229,868	237,632
Proceeds from sales of investment securities available-for-sale	279,539	86,508
Purchases of investment securities available-for-sale	(900,427)	(351,701)
Net loan repayments (originations)	126,449	(546,954)
Purchases of loan portfolios	(209,916)	(39,876)
Proceeds from sale of foreclosed loans/other real estate owned	—	94
Purchases of bank-owned life insurance	(3,550)	—
Proceeds from bank-owned life insurance	2,107	166
Net purchases of premises, equipment and land	(20,110)	(19,380)
Contributions to unconsolidated subsidiaries	(2,912)	(2,936)
Net proceeds from redemption (purchases) of FHLB stock	285	(2,485)
Net cash used in investing activities	(498,667)	(638,932)
Cash flows from financing activities:
Net increase in deposits	719,745	558,906
Proceeds from long-term debt	—	65,944
Repayments of long-term debt	—	(65,944)
Net (decrease) increase in short-term borrowings	(22,000)	56,000
Cash dividends paid on common stock	(20,010)	(19,453)
Repurchases of common stock and other related costs	(10,221)	(4,749)
Net proceeds from issuance of common stock and stock option exercises	1,013	—
Net cash provided by financing activities	668,527	590,704
Net increase (decrease) in cash and cash equivalents	244,775	(7,818)
Cash and cash equivalents at beginning of period	104,067	102,972
Cash and cash equivalents at end of period	$348,842	$95,154

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,777	$14,988
Income taxes	20,377	15,803
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	191	218
Net reclassification of loans to foreclosed loans/other real estate owned	—	128
Net transfer of loans to loans held for sale	—	6,565

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

Reclassifications

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income and the consolidated balance sheets.

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

Our investments in unconsolidated subsidiaries accounted for under the equity, proportional amortization and cost methods were $0.2 million, $26.6 million and $3.6 million, respectively, at September 30, 2021 and $0.3 million, $28.1 million and $1.6 million, respectively, at December 31, 2020. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread across the globe. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely impacted the level of economic activity in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The Company and its customers have been adversely affected by the COVID-19 pandemic. The full extent to which the COVID-19 pandemic negatively impacts the Company's business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, remains uncertain and will depend on future developments, including the scope and duration of the pandemic, the success of the continued COVID-19 vaccine rollout, and other actions taken by governmental authorities and other third parties in response to the pandemic. If the pandemic worsens, it may further adversely impact the Company and the State of Hawaii and impair the ability of the Company's customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, loan defaults, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or counter-party risk derivatives.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of September 30, 2021 and the Company did not reverse any accrued interest against interest income during the three and nine months ended September 30, 2021.

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

As of September 30, 2021, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.1 million as of September 30, 2021. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

The Company did not have any HTM debt securities as of September 30, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $13.0 million at September 30, 2021 and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral of $0.2 million, with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable.

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

The ACL methodology may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected and/or captured in the historical loss data. These factors include: lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration and other internal and external factors.

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

Home equity lines of credit

Home equity lines of credit include fixed or floating interest rate loans and are primarily secured by single family owner-occupied primary residences in Hawaii. They are underwritten based on a minimum FICO score, maximum debt-to-income ratio, and maximum combined loan-to-value ratio. Home equity lines of credit are monitored based on credit score, delinquency, end of draw period and maturity.

Residential mortgage loans

Residential mortgage loans include fixed-rate and adjustable-rate loans secured by single family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates and other market factors impact the level of credit risk inherent in the portfolio.

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

Below is a description of the methodologies mentioned above:

Probability of Default/Loss Given Default ("PD/LGD")

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, TDR status and Nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total expected loss rate is calculated using the formula 'PD times LGD'.

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as days past due, delinquency counters, TDR status and Nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'.

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

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
September 30, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$210,330	$3,336	$(1,799)	$211,867	$—
Corporate securities	41,836	133	(719)	41,250	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	38,093	87	(391)	37,789	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,118,545	6,771	(13,553)	1,111,763	—
Commercial - U.S. Government agencies and sponsored entities	76,120	1,504	(868)	76,756	—
Residential - Non-government agencies	13,241	493	(79)	13,655	—
Commercial - Non-government agencies	41,323	1,047	—	42,370	—
Total available-for-sale securities	$1,539,488	$13,371	$(17,409)	$1,535,450	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2020
Available-for-sale:
Debt securities:
States and political subdivisions	$163,573	$5,370	$(177)	$168,766	$—
Corporate securities	47,351	788	(131)	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,413	18	(286)	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	762,309	16,816	(299)	778,826	—
Commercial - U.S. Government agencies and sponsored entities	85,405	2,564	(500)	87,469	—
Residential - Non-government agencies	22,671	786	(34)	23,423	—
Commercial - Non-government agencies	41,309	1,663	—	42,972	—
Total available-for-sale securities	$1,156,031	$28,005	$(1,427)	$1,182,609	$—

The amortized cost and fair value of our equity investment securities is as follows:

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2021
Equity securities	$1,225	$1,593

December 31, 2020
Equity securities	1,068	1,351

The amortized cost and estimated fair value of our AFS debt securities at September 30, 2021 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021
(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$15,505	$15,574
Due after one year through five years	26,208	27,030
Due after five years through ten years	91,076	91,520
Due after ten years	157,470	156,782

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,118,545	1,111,763
Commercial - U.S. Government agencies and sponsored entities	76,120	76,756
Residential - Non-government agencies	13,241	13,655
Commercial - Non-government agencies	41,323	42,370
Total available-for-sale securities	$1,539,488	$1,535,450

During the three months ended September 30, 2021, proceeds from the sale of available-for-sale investment securities were $104.5 million and resulted in a net realized gain of $0.1 million. Gross realized gains and losses on the sale of available-for-sale investment securities totaled $1.1 million and $1.0 million, respectively.

During the nine months ended September 30, 2021, proceeds from the sale of available-for-sale investment securities were $279.5 million and resulted in a net realized gain of $0.1 million. Gross realized gains and losses on the sale of available-for-sale investment securities totaled $3.3 million and $3.2 million, respectively.

During the three and nine months ended September 30, 2020, proceeds from the sale of available-for-sale investment securities were $86.5 million and resulted in a net realized loss of $0.4 million. Gross realized gains and losses on the sale of available-for-sale investment securities totaled $0.3 million and $0.6 million, respectively.

Investment securities with fair value of $489.1 million and $483.6 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At September 30, 2021 and December 31, 2020, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 130 and 37 AFS debt securities which were in an unrealized loss position, without an ACL, at September 30, 2021 and December 31, 2020, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Debt securities:
States and political subdivisions	$78,547	$(1,419)	$7,960	$(380)	$86,507	$(1,799)
Corporate securities	26,258	(516)	4,797	(203)	31,055	(719)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,826	(234)	11,903	(157)	28,729	(391)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	808,115	(13,553)	—	—	808,115	(13,553)
Residential - Non-government agencies	—	—	928	(79)	928	(79)
Commercial - U.S. Government agencies and sponsored entities	21,230	(868)	—	—	21,230	(868)
Total temporarily impaired securities	$950,976	$(16,590)	$25,588	$(819)	$976,564	$(17,409)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Debt securities:
States and political subdivisions	$21,313	$(177)	$—	$—	$21,313	$(177)
Corporate securities	4,869	(131)	—	—	4,869	(131)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,980	(24)	20,925	(262)	26,905	(286)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	76,402	(299)	—	—	76,402	(299)
Residential - Non-government agencies	989	(34)	—	—	989	(34)
Commercial - U.S. Government-sponsored entities	16,977	(500)	—	—	16,977	(500)
Total temporarily impaired securities	$126,530	$(1,165)	$20,925	$(262)	$147,455	$(1,427)

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

Visa Class B Common Stock

As of September 30, 2021, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of September 30, 2021 and December 31, 2020 consisted of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$226,596	$425,993
Other	519,227	545,136
Real estate:
Construction	129,207	125,625
Residential mortgage	1,747,183	1,687,251
Home equity	617,545	550,216
Commercial mortgage	1,210,460	1,158,203
Consumer	603,356	479,580
Gross loans	5,053,574	4,972,004
Net deferred fees	(7,777)	(7,891)
Total loans, net of deferred fees and costs	5,045,797	4,964,113
Allowance for credit losses	(74,587)	(83,269)
Total loans, net of allowance for credit losses	$4,971,210	$4,880,844

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling $558.9 million and received gross processing fees of $21.2 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During 2021, the Company funded over 4,600 loans totaling $320.9 million in the third round, which ended on May 31, 2021, and received additional gross processing fees of $18.4 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $653.2 million as of September 30, 2021. A total outstanding balance of $226.6 million and net deferred fees of $7.9 million remain as of September 30, 2021.

The Company did not transfer any loans to the held-for-sale category during the nine months ended September 30, 2021. The Company transferred three loans totaling $6.6 million to the held-for-sale category during the nine months ended September 30, 2020, which were later sold at a loss of less than $0.1 million.

The Company did not sell any loans originally held for investment during the nine months ended September 30, 2021.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended September 30, 2021
Purchases:
Outstanding balance	$70,994	$22,061	$93,055
Purchase (discount) premium	(2,843)	1,351	(1,492)
Purchase price	$68,151	$23,412	$91,563

Nine Months Ended September 30, 2021
Purchases:
Outstanding balance	$139,010	$71,432	$210,442
Purchase (discount) premium	(5,606)	5,080	(526)
Purchase price	$133,404	$76,512	$209,916

Three Months Ended September 30, 2020
Purchases:
Outstanding balance	$6,960	$—	$6,960
Purchase discount	(280)	—	(280)
Purchase price	$6,680	$—	$6,680

Nine Months Ended September 30, 2020
Purchases:
Outstanding balance	$41,272	$—	$41,272
Purchase discount	(1,396)	—	(1,396)
Purchase price	$39,876	$—	$39,876

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
September 30, 2021
Commercial, financial and agricultural	$—	$—	$538	$538	$61
Real estate:
Residential mortgage	9,808	—	—	9,808	—
Home equity	880	—	—	880	—
Commercial mortgage	—	499	—	499	—
Total	$10,688	$499	$538	$11,725	$61

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2020
Commercial, financial and agricultural	$—	$—	$676	$676	$209
Real estate:
Residential mortgage	9,833	—	—	9,833	—
Home equity	524	—	—	524	—
Commercial mortgage	—	626	—	626	—
Total	$10,357	$626	$676	$11,659	$209

Foreclosure Proceedings

The Company had $1.0 million and $1.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2021 and December 31, 2020, respectively.

The Company did not foreclose on any loans during the three months ended September 30, 2021. The Company foreclosed on one loan totaling $0.2 million during the nine months ended September 30, 2021. The Company did not foreclose on any loans during the three and nine months ended September 30, 2020.

The Company did not sell any foreclosed properties during the nine months ended September 30, 2021. The Company did not sell any foreclosed properties during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company received proceeds of $0.1 million on the sale of one foreclosed property at a loss of $6 thousand.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
September 30, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$218,671	$218,671	$—
Other	407	197	—	689	1,293	517,580	518,873	188
Real estate:
Construction	—	—	—	—	—	128,908	128,908	—
Residential mortgage	—	855	444	5,351	6,650	1,742,079	1,748,729	5,350
Home equity	83	194	—	880	1,157	617,794	618,951	880
Commercial mortgage	269	—	—	—	269	1,208,148	1,208,417	—
Consumer	1,645	297	166	317	2,425	600,823	603,248	—
Total	$2,404	$1,543	$610	$7,237	$11,794	$5,034,003	$5,045,797	$6,418

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2020
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$416,375	$416,375	$—
Other	613	350	—	1,461	2,424	542,667	545,091	—
Real estate:
Construction	—	—	—	—	—	125,407	125,407	—
Residential mortgage	2,832	689	567	4,115	8,203	1,682,009	1,690,212	4,115
Home equity	273	3	—	524	800	550,466	551,266	524
Commercial mortgage	—	—	—	—	—	1,156,328	1,156,328	—
Consumer	2,725	906	240	92	3,963	475,471	479,434	—
Total	$6,443	$1,948	$807	$6,192	$15,390	$4,948,723	$4,964,113	$4,639

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2021 consisted of four Hawaii residential mortgage loans with a principal balance of $0.5 million. There were $6.1 million of TDRs still accruing interest at September 30, 2021, none of which were more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and nine months ended September 30, 2021 and 2020.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)"

provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company did not identify any loans in the nine months ended September 30, 2021 that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". The Company had active loan deferrals with outstanding balances of approximately $1.3 million and $120.2 million resulting from the COVID-19 pandemic as of September 30, 2021 and December 31, 2020, respectively, of which $1.3 million and $119.3 million were not classified as a TDR at September 30, 2021 and December 31, 2020, respectively, under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

The following table presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended September 30, 2021
Real estate: Residential mortgage	1	$61	$—
Total	1	$61	$—

Nine Months Ended September 30, 2021
Real estate: Residential mortgage	1	$61	$—
Total	1	$61	$—

The Company modified one additional loan totaling $0.6 million during the three months ended March 31,2021. The loan was paid off during the three months ended June 30, 2021.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended September 30, 2020
Consumer	3	$80	$—
Total	3	$80	$—

Nine Months Ended September 30, 2020
Real estate: Commercial mortgage	1	$281	$—
Consumer	11	214	—
Total	12	$495	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2021 and 2020.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of September 30, 2021 and December 31, 2020. Revolving loans converted to term as of and during the three and nine months ended September 30, 2021 and 2020 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
September 30, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$182,415	$36,256	$—	$—	$—	$—	$—	$218,671
Subtotal	182,415	36,256	—	—	—	—	—	218,671
Commercial, financial and agricultural - Other:
Risk Rating
Pass	85,710	59,807	59,784	61,017	33,634	110,579	73,030	483,561
Special Mention	914	5,036	7,350	387	9,206	424	—	23,317
Substandard	167	—	641	1,961	6,930	2,296	—	11,995
Subtotal	86,791	64,843	67,775	63,365	49,770	113,299	73,030	518,873
Construction:
Risk Rating
Pass	17,819	22,932	32,830	29,217	291	20,571	4,328	127,988
Substandard	—	—	—	920	—	—	—	920
Subtotal	17,819	22,932	32,830	30,137	291	20,571	4,328	128,908
Residential mortgage:
Risk Rating
Pass	442,001	499,142	196,854	89,217	102,258	412,485	—	1,741,957
Special Mention	—	979	—	—	—	—	—	979
Substandard	—	—	—	1,092	893	3,808	—	5,793
Subtotal	442,001	500,121	196,854	90,309	103,151	416,293	—	1,748,729
Home equity:
Risk Rating
Pass	17,687	14,145	11,407	11,564	729	8,094	554,445	618,071
Substandard	—	355	—	80	—	445	—	880
Subtotal	17,687	14,500	11,407	11,644	729	8,539	554,445	618,951
Commercial mortgage:
Risk Rating
Pass	176,873	138,875	144,713	127,048	159,234	404,683	9,718	1,161,144
Special Mention	—	—	7,059	6,642	290	6,893	—	20,884
Substandard	—	—	1,760	8,050	1,800	14,779	—	26,389
Subtotal	176,873	138,875	153,532	141,740	161,324	426,355	9,718	1,208,417
Consumer:
Risk Rating
Pass	220,208	108,571	105,581	50,109	25,670	12,583	80,041	602,763
Substandard	—	117	103	54	28	129	—	431
Loss	—	—	—	—	—	54	—	54
Subtotal	220,208	108,688	105,684	50,163	25,698	12,766	80,041	603,248
Total	$1,143,794	$886,215	$568,082	$387,358	$340,963	$997,823	$721,562	$5,045,797

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2020
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$416,375	$—	$—	$—	$—	$—	$—	$416,375
Subtotal	416,375	—	—	—	—	—	—	416,375
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$86,456	$55,660	$61,314	$47,672	$39,337	$98,136	$82,465	$471,040
Special Mention	9,690	16,120	6,293	26,109	1,556	6,989	420	67,177
Substandard	200	839	1,043	1,045	2,570	1,177	—	6,874
Subtotal	96,346	72,619	68,650	74,826	43,463	106,302	82,885	545,091
Construction:
Risk Rating
Pass	22,491	29,518	36,790	9,365	2,163	19,138	3,099	122,564
Special Mention	—	—	2,843	—	—	—	—	2,843
Subtotal	22,491	29,518	39,633	9,365	2,163	19,138	3,099	125,407
Residential mortgage:
Risk Rating
Pass	556,479	276,645	127,490	136,307	180,782	406,020	—	1,683,723
Special Mention	997	—	—	597	142	—	—	1,736
Substandard	—	—	537	785	1,381	2,050	—	4,753
Subtotal	557,476	276,645	128,027	137,689	182,305	408,070	—	1,690,212
Home equity:
Risk Rating
Pass	17,582	15,851	15,567	679	1,023	4,592	494,741	550,035
Special Mention	—	—	—	—	—	—	707	707
Substandard	—	—	—	—	200	324	—	524
Subtotal	17,582	15,851	15,567	679	1,223	4,916	495,448	551,266
Commercial mortgage:
Risk Rating
Pass	130,448	144,244	123,519	166,618	104,381	363,837	16,200	1,049,247
Special Mention	—	2,021	31,647	2,919	13,546	19,653	—	69,786
Substandard	—	1,791	19,000	1,934	—	14,570	—	37,295
Subtotal	130,448	148,056	174,166	171,471	117,927	398,060	16,200	1,156,328
Consumer:
Risk Rating
Pass	112,955	147,940	78,486	44,571	17,445	4,032	73,423	478,852
Special Mention	—	—	—	—	—	—	250	250
Substandard	—	138	102	22	—	22	—	284
Loss	—	16	—	26	2	4	—	48
Subtotal	112,955	148,094	78,588	44,619	17,447	4,058	73,673	479,434
Total	$1,353,673	$690,783	$504,631	$438,649	$364,528	$940,544	$671,305	$4,964,113

The following tables present the Company's loans by class and credit quality indicator as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
September 30, 2021
Commercial, financial and agricultural: SBA PPP	$226,596	$—	$—	$—	$226,596	$(7,925)	$218,671
Commercial, financial and agricultural: Other	483,915	23,317	11,995	—	519,227	(354)	518,873
Real estate:
Construction	128,287	—	920	—	129,207	(299)	128,908
Residential mortgage	1,740,411	979	5,793	—	1,747,183	1,546	1,748,729
Home equity	616,665	—	880	—	617,545	1,406	618,951
Commercial mortgage	1,163,187	20,884	26,389	—	1,210,460	(2,043)	1,208,417
Consumer	602,871	—	431	54	603,356	(108)	603,248
Total	$4,961,932	$45,180	$46,408	$54	$5,053,574	$(7,777)	$5,045,797

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
December 31, 2020
Commercial, financial and agricultural: SBA PPP	$425,993	$—	$—	$—	$425,993	$(9,618)	$416,375
Commercial, financial and agricultural: Other	471,085	67,177	6,874	—	545,136	(45)	545,091
Real estate:
Construction	122,782	2,843	—	—	125,625	(218)	125,407
Residential mortgage	1,680,762	1,736	4,753	—	1,687,251	2,961	1,690,212
Home equity	548,985	707	524	—	550,216	1,050	551,266
Commercial mortgage	1,051,122	69,786	37,295	—	1,158,203	(1,875)	1,156,328
Consumer	478,998	250	284	48	479,580	(146)	479,434
Total	$4,779,727	$142,499	$49,730	$48	$4,972,004	$(7,891)	$4,964,113

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and nine months ended September 30, 2021 and September 30, 2020:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended September 30, 2021
Beginning balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781
(Credit) provision for credit losses on loans	(171)	(494)	(459)	(2,409)	(594)	(405)	1,563	(2,969)
	185	12,920	4,234	14,502	5,715	19,129	18,127	74,812
Charge-offs	—	334	—	—	—	—	829	1,163
Recoveries	—	281	—	53	—	—	604	938
Net charge-offs (recoveries)	—	53	—	(53)	—	—	225	225
Ending balance	$185	$12,867	$4,234	$14,555	$5,715	$19,129	$17,902	$74,587

Three Months Ended September 30, 2020
Beginning balance	$388	$15,507	$3,274	$15,025	$3,651	$16,148	$13,346	$67,339
Provision for credit losses on loans	2	2,620	759	3,537	2,517	3,304	1,726	14,465
	390	18,127	4,033	18,562	6,168	19,452	15,072	81,804
Charge-offs	—	810	—	11	—	75	1,492	2,388
Recoveries	—	321	—	13	—	12	780	1,126
Net charge-offs (recoveries)	—	489	—	(2)	—	63	712	1,262
Ending balance	$390	$17,638	$4,033	$18,564	$6,168	$19,389	$14,360	$80,542

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Nine Months Ended September 30, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
(Credit) provision for credit losses on loans [1]	(119)	(5,152)	(43)	(2,274)	257	(3,107)	3,532	(6,906)
	185	13,565	4,234	14,210	5,706	19,056	19,407	76,363
Charge-offs	—	1,344	—	—	—	—	3,450	4,794
Recoveries	—	646	—	345	9	73	1,945	3,018
Net charge-offs (recoveries)	—	698	—	(345)	(9)	(73)	1,505	1,776
Ending balance	$185	$12,867	$4,234	$14,555	$5,715	$19,129	$17,902	$74,587

Nine Months Ended September 30, 2020
Beginning balance prior to ASC 326	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses on loans	390	11,511	1,631	4,478	3,545	5,712	7,167	34,434
	390	19,020	3,902	18,413	6,137	19,449	18,660	85,971
Charge-offs	—	2,350	—	63	—	75	6,335	8,823
Recoveries	—	968	131	214	31	15	2,035	3,394
Net charge-offs (recoveries)	—	1,382	(131)	(151)	(31)	60	4,300	5,429
Ending balance	$390	$17,638	$4,033	$18,564	$6,168	$19,389	$14,360	$80,542

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

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three and nine months ended September 30, 2021 and September 30, 2020.

(dollars in thousands)
Three Months Ended September 30, 2021
Beginning balance	$4,744
Provision for off-balance sheet credit exposures	335
Ending balance	$5,079

Three Months Ended September 30, 2020
Beginning balance	$4,383
Provision for off-balance sheet credit exposures	221
Ending balance	$4,604

Nine Months Ended September 30, 2021
Beginning balance	$4,884
Provision for off-balance sheet credit exposures	195
Ending balance	$5,079

Nine Months Ended September 30, 2020
Beginning balance prior to ASC 326	$1,272
Impact of adoption of ASC 326	740
Balance after adoption of ASC 326	2,012
Provision for off-balance sheet credit exposures	2,592
Ending balance	$4,604

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended September 30, 2021, our provision for credit losses was a credit of $2.6 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

In the nine months ended September 30, 2021, our provision for credit losses was a credit of $6.9 million, which consisted of a credit to the provision for credit losses on loans of $6.9 million and a credit to the provision for credit losses on accrued interest receivable of $0.2 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

In the three months ended September 30, 2020, our provision for credit loss was a debit of $14.9 million, which consisted of a debit to the provision for credit losses on loans of $14.5 million, a debit to the provision for credit losses on accrued interest receivable of $0.2 million, and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

In the nine months ended September 30, 2020, our provision for credit loss was a debit of $37.2 million, which consisted of a debit to the provision for credit losses on loans of $34.4 million, a debit to the provision for credit losses on accrued interest receivable of $0.2 million, and a debit to the provision for credit losses on off-balance sheet credit exposures of $2.6 million.

6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The components of the Company's investments in unconsolidated subsidiaries were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Investments in low income housing tax credit partnerships	$26,588	$28,090
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	208	277
Other	2,054	54
Total	$30,397	$29,968

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. As of September 30, 2021 and December 31, 2020, the Company had $14.3 million and $17.2 million, respectively, in unfunded commitments related to the LIHTC partnerships, and unfunded commitments related to other partnerships of $1.8 million and none, respectively. The expected payments for the unfunded commitments as of September 30, 2021 for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2021 (remainder)	$6,062	$1,753	$7,815
2022	8,128	—	8,128
2023	10	—	10
2024	26	—	26
2025	6	—	6
2026	6	—	6
Thereafter	37	—	37
Total unfunded commitments	$14,275	$1,753	$16,028

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2021 and September 30, 2020:

(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Proportional amortization method:
Amortization expense recognized in income tax expense	$706	$348	$1,520	$1,044
Tax credits recognized in income tax expense	831	399	1,779	1,199

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2021	$11,865
Additions	911
Amortization	(2,800)
Balance, September 30, 2021	$9,976

Balance, January 1, 2020	$14,718
Additions	2,269
Amortization	(4,558)
Balance, September 30, 2020	$12,429

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, compared to $1.0 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.

Amortization of mortgage servicing rights totaled $0.7 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $4.6 million for the three and nine months ended September 30, 2020, respectively.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Fair market value, beginning of period	$12,003	$15,820
Fair market value, end of period	10,352	12,694
Weighted average discount rate	9.6%	9.6%
Weighted average prepayment speed assumption	18.0%	24.3%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$71,820	$(61,844)	$9,976	$70,909	$(59,044)	$11,865

Based on the mortgage servicing rights held as of September 30, 2021, estimated amortization expense for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$628
2022	2,216
2023	1,776
2024	1,444
2025	1,190
2026	993
Thereafter	1,729
Total	$9,976

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. At September 30, 2021 and December 31, 2020, we were not party to any derivatives designated as part of a fair value or cash flow hedge.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2021, we were a party to interest rate lock and forward sale commitments on $16.4 million and $20.2 million of mortgage loans, respectively.

Risk Participation Agreements

In the first and fourth quarters of 2020, we entered into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which we participate. The risk participation agreements entered into by us and a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities. During the three and nine months ended September 30, 2021, the Company entered into swap agreements with its borrowers with a total notional amount of $16.0 million, offset by swap agreements with third party financial institutions with a total notional amount of $16.0 million. As of September 30, 2021, the Company pledged $0.4 million in cash as collateral for the back-to-back swap agreements.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivatives Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate lock and forward sale commitments	Other assets / other liabilities	$289	$18	$6	$115
Risk participation agreements	Other assets / other liabilities	—	—	19	48
Back-to-back swap agreements	Other assets / other liabilities	127	—	127	—

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivatives Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	$284
Loans held for sale	Other income	(9)
Risk participation agreements	Other service charges and fees	2
Back-to-back swap agreements	Other service charges and fees	291

Three Months Ended September 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	109
Risk participation agreements	Other service charges and fees	(54)

Nine Months Ended September 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	380
Loans held for sale	Other income	(9)
Risk participation agreements	Other service charges and fees	29
Back-to-back swap agreements	Other service charges and fees	291

Nine Months Ended September 30, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	59
Risk participation agreements	Other service charges and fees	1,234

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.83 billion line of credit as of September 30, 2021, compared to $1.81 billion at December 31, 2020. At September 30, 2021, $1.81 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020. There were no short-term borrowings under this arrangement at September 30, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $20.4 million at September 30, 2021, compared to $268.0 million at December 31, 2020. There were no long-term borrowings under this arrangement at September 30, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at September 30, 2021 were secured by certain real estate loans with a carrying value of $2.70 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $66.4 million and $64.5 million, respectively. As of September 30, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $129.1 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At September 30, 2021 and December 31, 2020, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	September 30, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2020
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of September 30, 2021 and December 31, 2020, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	September 30, 2021
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(Dollars in thousands)	December 31, 2020
Name of Trust	Amount of Subordinated Debentures	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.0 million, net of unamortized debt issuance costs of $1.0 million, at September 30, 2021.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Other operating income:
In-scope of ASC 606
Mortgage banking income	$276	$235	$1,636	$653
Service charges on deposit accounts	1,637	1,475	4,558	4,674
Other service charges and fees	4,093	2,932	11,196	8,517
Income on fiduciary activities	1,292	1,149	3,792	3,716
Net loss on sales of foreclosed assets	—	—	—	(6)
In-scope other operating income	7,298	5,791	21,182	17,554
Out-of-scope other operating income	2,955	5,772	10,312	13,587
Total other operating income	$10,253	$11,563	$31,494	$31,141

11. SHARE-BASED COMPENSATION

Restricted Stock Units

The table below presents the activity of restricted stock units for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units, beginning of period	532,374	$22.49
Changes during the period:
Granted	218,251	21.82
Vested	(187,611)	23.24
Forfeited	(21,543)	18.56
Non-vested restricted stock units, end of period	541,471	22.12

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Lease cost:
Operating lease cost	$1,555	$1,613	$4,846	$4,919
Variable lease cost	654	732	1,844	2,098
Less: sublease income	—	—	—	(15)
Total lease cost	$2,209	$2,345	$6,690	$7,002

Other information:
Operating cash flows from operating leases	$(1,602)	$(1,554)	$(4,927)	$(4,743)
Weighted-average remaining lease term - operating leases	11.70 years	12.47 years	11.70 years	12.47 years
Weighted-average discount rate - operating leases	3.92%	3.91%	3.92%	3.91%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2021 (remainder)	$1,606	$404	$1,202
2022	5,925	1,497	4,428
2023	5,183	1,343	3,840
2024	4,508	1,214	3,294
2025	4,195	1,088	3,107
2026	4,133	968	3,165
Thereafter	27,375	4,478	22,897
Total	$52,925	$10,992	$41,933

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Total rental income recognized	$524	$492	$1,565	$1,559

Based on the Company's leases as lessor as of September 30, 2021, estimated lease payments for the remainder of fiscal year 2021, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2021 (remainder)	$523
2022	1,801
2023	758
2024	269
2025	137
2026	73
Thereafter	119
Total	$3,680

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2021 and 2020, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(9,254)	$(2,475)	$(6,779)
Less: Reclassification adjustments from AOCI realized in net income	(100)	(27)	(73)
Net unrealized losses on investment securities	(9,354)	(2,502)	(6,852)

Defined benefit plans:
Amortization of net actuarial loss	259	70	189
Amortization of net transition obligation	5	1	4
Defined benefit plans, net	264	71	193

Other comprehensive loss	$(9,090)	$(2,431)	$(6,659)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2020
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(3,434)	$(919)	$(2,515)
Less: Reclassification adjustments from AOCI realized in net income	352	94	258
Net unrealized losses on investment securities	(3,082)	(825)	(2,257)

Defined benefit plans:
Amortization of net actuarial loss	330	89	241
Amortization of net transition obligation	5	1	4
Amortization of prior service cost	3	1	2
Defined benefit plans, net	338	91	247

Other comprehensive loss	$(2,744)	$(734)	$(2,010)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(30,466)	$(8,150)	$(22,316)
Less: Reclassification adjustments from AOCI realized in net income	(150)	(40)	(110)
Net unrealized losses on investment securities	(30,616)	(8,190)	(22,426)

Defined benefit plans:
Amortization of net actuarial loss	777	222	555
Amortization of net transition obligation	14	4	10
Defined benefit plans, net	791	226	565

Other comprehensive loss	$(29,825)	$(7,964)	$(21,861)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$18,994	$5,087	$13,907
Less: Reclassification adjustments from AOCI realized in net income	352	94	258
Net unrealized gains on investment securities	19,346	5,181	14,165

Defined benefit plans:
Net actuarial gains arising during the period	427	114	313
Amortization of net actuarial loss	867	230	637
Amortization of net transition obligation	14	4	10
Amortization of prior service cost	10	3	7
Defined benefit plans, net	1,318	351	967

Other comprehensive income	$20,664	$5,532	$15,132

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2021
Balance at beginning of period	$11,077	$(6,151)	$4,926

Other comprehensive income (loss) before reclassifications	(6,779)	—	(6,779)
Reclassification adjustments from AOCI	(73)	193	120
Total other comprehensive income (loss)	(6,852)	193	(6,659)

Balance at end of period	$4,225	$(5,958)	$(1,733)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Three Months Ended September 30, 2020
Balance at beginning of period	$31,247	$(5,696)	$25,551

Other comprehensive income before reclassifications	(2,515)	—	(2,515)
Reclassification adjustments from AOCI	258	247	505
Total other comprehensive income (loss)	(2,257)	247	(2,010)

Balance at end of period	$28,990	$(5,449)	$23,541

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive income before reclassifications	(22,316)	—	(22,316)
Reclassification adjustments from AOCI	(110)	565	455
Total other comprehensive income (loss)	(22,426)	565	(21,861)

Balance at end of period	$4,225	$(5,958)	$(1,733)

(dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Nine Months Ended September 30, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive loss before reclassifications	13,907	313	14,220
Reclassification adjustments from AOCI	258	654	912
Total other comprehensive income (loss)	14,165	967	15,132

Balance at end of period	$28,990	$(5,449)	$23,541

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2021 and 2020:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2021	2020
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$100	$(352)	Investment securities gains (losses)
Tax effect	(27)	94	Income tax benefit (expense)
Net of tax	$73	$(258)

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(259)	$(330)	Other operating expense - other
Amortization of net transition obligation	(5)	(5)	Other operating expense - other
Amortization of prior service cost	—	(3)	Other operating expense - other
Total before tax	(264)	(338)
Tax effect	71	91	Income tax benefit (expense)
Net of tax	$(193)	$(247)

Total reclassification adjustments from AOCI for the period, net of tax	$(120)	$(505)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2021	2020
Sale of investment securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$150	$(352)	Investment securities gains (losses)
Tax effect	(40)	94	Income tax benefit (expense)
Net of tax	$110	$(258)

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(777)	$(867)	Other operating expense - other
Amortization of net transition obligation	(14)	(14)	Other operating expense - other
Amortization of prior service cost	—	(10)	Other operating expense - other
Total before tax	(791)	(891)
Tax effect	226	237	Income tax benefit (expense)
Net of tax	$(565)	$(654)

Total reclassification adjustments from AOCI for the period, net of tax	$(455)	$(912)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income	$20,815	$6,859	$57,567	$25,102

Weighted average common shares outstanding - basic	27,967,089	28,060,020	28,082,632	28,075,684
Dilutive effect of employee stock options and awards	208,864	51,644	233,942	96,469
Weighted average common shares outstanding - diluted	28,175,953	28,111,664	28,316,574	28,172,153

Basic earnings per common share	$0.74	$0.24	$2.05	$0.89
Diluted earnings per common share	$0.74	$0.24	$2.03	$0.89

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of September 30, 2021, the weighted average discount rate used in the valuation of loans was 4.54%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of September 30, 2021, the weighted average discount rate used in the valuation of time deposits was 0.36%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of September 30, 2021, the weighted average discount rate used in the valuation of long-term debt was 5.64%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial assets:
Cash and due from banks	$108,669	$108,669	$108,669	$—	$—
Interest-bearing deposits in other banks	240,173	240,173	240,173	—	—
Investment securities	1,537,043	1,537,043	1,593	1,526,686	8,764
Loans held for sale	5,290	5,290	—	5,290	—
Net loans	4,971,210	4,880,971	—	—	4,880,971
Accrued interest receivable	17,110	17,110	17,110	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,195,404	2,195,404	2,195,404	—	—
Interest-bearing demand and savings and money market	3,669,594	3,669,594	3,669,594	—	—
Time	650,865	650,025	—	—	650,025
Long-term debt	105,556	94,288	—	—	94,288
Accrued interest payable (included in other liabilities)	1,708	1,708	1,708	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Derivatives:
Interest rate lock commitments	$16,412	$114	$114	$—	$114	$—
Forward sale commitments	20,168	169	169	—	169	—
Risk participation agreements	37,590	(19)	(19)	—	—	(19)
Back-to-back swap agreements:
Assets	15,964	127	127	—	—	127
Liabilities	15,964	(127)	(127)	—	—	(127)

Off-balance sheet financial instruments:
Commitments to extend credit	1,364,784	—	1,653	—	1,653	—
Standby letters of credit and financial guarantees written	10,967	—	165	—	165	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and due from banks	$97,546	$97,546	$97,546	$—	$—
Interest-bearing deposits in other banks	6,521	6,521	6,521	—	—
Investment securities	1,183,960	1,183,960	1,351	1,170,283	12,326
Loans held for sale	16,687	16,687	—	16,687	—
Net loans	4,880,844	4,795,776	—	—	4,795,776
Accrued interest receivable	20,224	20,224	20,224	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,790,269	1,790,269	1,790,269	—	—
Interest-bearing demand and savings and money market	3,106,931	3,106,931	3,106,931	—	—
Time	898,918	899,562	—	—	899,562
Short-term borrowings	22,000	22,000	—	22,000	—
Long-term debt	105,385	92,488	—	—	92,488
Accrued interest payable (included in other liabilities)	1,727	1,727	1,727	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Derivatives:
Interest rate lock commitments	$714	$18	$18	$—	$18	$—
Forward sale commitments	16,603	(115)	(115)	—	(115)	—
Risk participation agreements	37,762	(48)	(48)	—	—	(48)

Off-balance sheet financial instruments:
Commitments to extend credit	1,176,065	1,313	1,313	—	1,313	—
Standby letters of credit and financial guarantees written	10,544	158	158	—	158	—

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

There were no transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2021.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$211,867	$—	$204,031	$7,836
Corporate securities	41,250	—	41,250	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	37,789	—	37,789	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	1,111,763	—	1,111,763	—
Commercial - U.S. Government agencies and sponsored entities	76,756	—	76,756	—
Residential - Non-government agencies	13,655	—	12,727	928
Commercial - Non-government agencies	42,370	—	42,370	—
Total available-for-sale securities	1,535,450	—	1,526,686	8,764

Equity securities	1,593	1,593	—	—

Derivatives: Interest rate lock, forward sale commitments, risk participation agreements and back-to-back swap agreements	264	—	283	(19)
Total	$1,537,307	$1,593	$1,526,969	$8,745

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities:
Debt securities:
States and political subdivisions	$168,766	$—	$157,429	$11,337
Corporate securities	48,008	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	—	33,145	—
Mortgage-backed securities:
Residential - U.S. Government sponsored entities	778,826	—	778,826	—
Commercial - U.S. Government agencies and sponsored entities	87,469	—	87,469	—
Residential - Non-government agencies	23,423	—	22,434	989
Commercial - Non-government agencies	42,972	—	42,972	—
Total available-for-sale securities	1,182,609	—	1,170,283	12,326

Equity securities	1,351	1,351	—	—

Derivatives: Interest rate lock, forward sale commitments, risk participation agreements and back-to-back swap agreements	(145)	—	(97)	(48)
Total	$1,183,815	$1,351	$1,170,186	$12,278

For the nine months ended September 30, 2021 and 2020, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(2,787)	(16)	(2,803)
Unrealized net loss included in other comprehensive income	(714)	(45)	(759)
Balance at September 30, 2021	$7,836	$928	$8,764

Balance at December 31, 2019	$11,255	$—	$11,255
Principal payments received	(319)	—	(319)
Unrealized net gain included in other comprehensive income	598	—	598
Purchases	—	994	994
Balance at September 30, 2020	$11,534	$994	$12,528

Within the states and political subdivisions available-for-sale debt securities category, the Company held four mortgage revenue bonds issued by the City & County of Honolulu with an aggregate fair value of $11.3 million and $11.5 million at December 31, 2020 and September 30, 2020, respectively. During the nine months ended September 30, 2021, two of the mortgage revenue bonds were paid off. At September 30, 2021, the two remaining mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $7.8 million.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.9 million, $1.0 million and $1.0 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

The Company estimates the aggregate fair value of $8.8 million, $12.3 million and $12.5 million as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of September 30, 2021, the weighted average discount rate utilized was 3.28%, compared to 2.83% at December 31, 2020 and 2.79% at September 30, 2020, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

There were no assets measured on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

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

Central Pacific Bank is a full-service community bank with 31 branches and 70 ATMs located throughout the state of Hawaii as of September 30, 2021.

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

Financial Summary

Net income for the three months ended September 30, 2021 was $20.8 million, or $0.74 per diluted share, compared to net income of $6.9 million, or $0.24 per diluted share for the three months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $57.6 million, or $2.03 per diluted share, compared to net income of $25.1 million, or $0.89 per diluted share for the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company recorded credits to the provision for credit losses of $2.6 million and $6.9 million, respectively, compared to debits to the provision of $14.9 million and $37.2 million during the three and nine months ended September 30, 2020, respectively.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three and nine months ended September 30, 2021 was $25.0 million and $68.8 million, respectively, compared to $23.9 million and $70.3 million for the three and nine months ended September 30, 2020, respectively.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Returns on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets	1.15%	0.42%	1.10%	0.53%
Return on average shareholders’ equity	14.83	4.99	13.82	6.17
Basic earnings per common share	$0.74	$0.24	$2.05	$0.89
Diluted earnings per common share	0.74	0.24	2.03	0.89

COVID-19 Pandemic

The ongoing novel coronavirus pandemic ("COVID-19") and its related variants continue to cause significant disruption in the local, national and global economies and financial markets. The COVID-19 pandemic and its related variants have resulted in temporary and permanent closures of many businesses and the institution of social distancing, mask mandates and gathering and travel restrictions in many states and communities. While many of these restrictions have since loosened, continuation and further spread of COVID-19, including its related variants, could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability. In the September 2021 meeting, the FRB elected to hold the target federal funds rate at 0% to 0.25% and officials expect it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with their assessments of maximum employment and inflation has risen to 2.00% and is on track to moderately exceed 2.00% for some time.

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

Hawaii's economy continues to be impacted by COVID-19 and its variants, but has generally been improving. On March 4, 2020, Hawaii Governor David Ige issued a Proclamation declaring a state of emergency to support ongoing State and county responses to COVID-19. Since then, Governor Ige issued twenty-one supplemental emergency proclamations and an emergency proclamation to the COVID-19 response, which includes travel restrictions and other measures.

Although most of the imposed restrictions have been loosened, some new restrictions were put into place recently due to the rise in cases related to the Delta variant, and to prevent large scale shutdowns like those that occurred in 2020. As a result of these restrictions and vaccinations administered, the spread of COVID-19 has been relatively contained. As of October 25, 2021 the Centers for Disease Control and Prevention reported there were 83,448 cases (7-day moving average of 121 new infections) and 888 COVID-19-related deaths in Hawaii. As of October 25, 2021, 70.9% of Hawaii's population has been fully vaccinated.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic and the mandatory 10-day self quarantine resulted in a significant decline in tourism to the state of Hawaii in 2020. As a result, many customers and businesses across the state have been significantly impacted by the COVID-19 pandemic. However the state is making progress towards economic recovery.

Beginning October 15, 2020, passengers arriving from out-of-state and traveling inter-county could bypass the mandatory 14-day self-quarantine with a valid negative COVID-19 Nucleic Acid Amplification Test ("NAAT") test result from a Trusted Testing and Travel Partner through the state’s Safe Travels program. On December 10, 2020, the mandatory quarantine was reduced from 14 to 10 days in accordance with the U.S. Centers for Disease Control and Prevention’s ("CDC") guidelines. Starting on July 8, 2021, travelers who were fully vaccinated in the United States or its territories may enter Hawaii on domestic flights without pre-travel testing/quarantine starting the 15th day after the completion of their vaccination, essentially reopening domestic tourism to Hawaii. Visitor arrivals greatly increased in the summer of 2021 with the daily average exceeding 30,000 per day in July 2021, or approximately 90% of pre-pandemic levels. However, in August 2021, similar to many other states, Hawaii experienced a spike in COVID-19 cases due to the Delta variant. To mitigate further spread and due to concerns over hospital capacity, Governor Ige asked that only essential travel to Hawaii occur which resulted in a decline to approximately 20,000 per day in September 2021. Further, Governor Ige implemented a new requirement starting on September 13, 2021, which requires individuals to show proof of vaccination or a negative COVID test to enter most indoor non-retail establishments.

According to a September 2021 report by University of Hawaii Economic Research Organization, the November 2021 Thanksgiving holiday is likely to be the time when tourism starts to make a significant recovery after a decline tied to the Delta variant.

While still elevated, Hawaii's unemployment rate of 6.6% during the month of September 2021 is significantly down from its peak of 21.9% in April and May of last year.

Financial position and results of operations

Through guidance from regulatory agencies, the Company has prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. The Company has successfully worked on returning borrowers to payment as the economy recovers. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic declined significantly from $120.2 million or, 2.4% of the total loan portfolio as of December 31, 2020, to $1.3 million, or 0.03% of the total loan portfolio as of September 30, 2021, as most borrowers resumed payments.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral. As of September 30, 2021, the Company does not have a reserve on accrued interest receivable.

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

The Company’s liquidity risk related to loan principal and interest payment deferrals that were granted for certain customers due to COVID-19 and its variants, is currently low as essentially all loan payment deferrals have returned to payment status as of September 30, 2021, and no further payment deferrals are being granted. Additionally, during 2020 and in the nine months ended September 30, 2021, we experienced a significant inflow of deposits due to government stimulus and general market uncertainty; however, this may not continue.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. The Company had access to the Paycheck Protection Program Liquidity Facility (“PPPLF”), which was an extension of credit to eligible financial institutions that originate Paycheck Protection Program (“PPP”) loans that takes the PPP loans as collateral at face value. However, the PPPLF expired on July 30, 2021.

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

The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. As an essential service provider, the COVID-19 vaccine became available to our employees in March 2021. Over 90% of the Company's employees are fully vaccinated as of September 30, 2021. In September 2021, the Company implemented required weekly COVID testing for the small portion of its workforce that remained unvaccinated.

Lending operations and accommodations to borrowers

To support its customers during the onset of the pandemic in 2020, the Company moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company offered an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout the second quarter of 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees have been reinstated but the increased spending cap limits will remain in place temporarily.

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

The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling $558.9 million and received gross processing fees of $21.2 million.

In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During 2021, the Company funded over 4,600 loans totaling $320.9 million in the third round, which ended on May 31, 2021, and received additional gross processing fees of $18.4 million.

The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $653.2 million as of September 30, 2021. A total outstanding balance of $226.6 million and net deferred fees of $7.9 million remain as of September 30, 2021. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA or repaid by the borrower in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company had previously become aware of two PPP loans that it originated for $10.0 million and $3.0 million, in which they were under investigation for borrower fraud and/or misrepresentations. The $10.0 million PPP loan was fully repaid for all principal and interest outstanding by the SBA in the third quarter of 2021 under their 100% guarantee. The $3.0 million loan was partially forgiven by the SBA, and the borrower has started making payments on the remaining balance in accordance with loan terms.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. The majority of loans that were granted forbearance or deferral have returned to payment. As of September 30, 2021, the Company had loan payment forbearance or deferrals on outstanding balances of $1.3 million, or 0.03% of total loans.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. As of September 30, 2021, there were no loans that were modified that did not meet the criteria under Section 4013 of the CARES Act or the interagency guidance.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company no longer has a reserve on accrued interest receivable.

As part of the CARES Act, the Section 1112 debt relief program authorized the SBA to pay, for a 6-month period, the principal, interest, and associated fees that borrowers owed on covered 7(a) loans, 504 loans, and Microloans reported in regular servicing status (excluding PPP loans). Under Section 325 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) enacted December 29, 2020, Section 1112 was amended and authorized a second round of payments covering the principal, interest, and associated fees that borrowers owed on covered loans for a 3-month period beginning with payments due February 1, 2021, followed by an additional payment for a 2-month period for borrowers with an assigned North American Industry Classification System code beginning with 61, 71, 72, 213, 315, 448, 451, 481, 485, 487, 511, 512, 515, 532, or 812. As of September 30, 2021, the Company had $0.1 million in SBA loans under the SBA Debt Relief Program. During the nine months ended September 30, 2021, the Company received $0.9 million in loan payments from the SBA.

Credit

Following the recovery from the Great Recession, the Company believes it has implemented a disciplined approach to credit that includes tighter underwriting standards with a focus on making quality loans and maintaining a diversified loan portfolio. The Company’s loan portfolio today is diversified by product and by industry.

In March 2020, the Company reviewed its entire commercial loan portfolio and actively reached out to its customers to determine the initial impact, if any, of COVID-19 on their businesses. The review continued through 2020 and into 2021. The Company proactively worked with many of its customers in providing loan payment deferrals, as well as assisted in the application and approval of PPP loans, and the processing of loan payments from the SBA under Section 1112 debt relief program.

The volume of loan payment deferrals granted peaked in May 2020 at approximately $605 million in total loan balances, and has since declined to $1.3 million, or 0.03% of total loans at September 30, 2021. Most borrowers have resumed payments with the total count on active deferral dropping from a peak of 467 at May 31, 2020 to 35 at September 30, 2021. The Company is providing alternative payment plans on a limited basis following the end of the payment deferral periods. Our consumer loan payment deferrals totaled $0.4 million at September 30, 2021, compared to $2.3 million at December 31, 2020. Our residential mortgage loans on active payment forbearance totaled $0.9 million at September 30, 2021, compared to $70.4 million at December 31, 2020. There were no commercial, commercial real estate and construction loans on payment deferral at September 30, 2021, compared to $47.5 million at December 31, 2020.

Criticized loans declined by $100.6 million from December 31, 2020 to $91.6 million, or 1.9% of the total loan portfolio excluding PPP loans. Special mention loans declined by $97.3 million to $45.2 million, or 0.9% of the total loan portfolio excluding PPP loans. Classified loans declined by $3.3 million to $46.5 million, or 1.0% of the total loan portfolio excluding PPP loans. The loan improvements were the result of our continued assessment of borrower risk based on the borrower’s performance and near-term strategy and outlook. Approximately 7% of special mention balances and 7% of classified balances also received PPP loans.

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

According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 722,393 visitors arrived by air service to the Hawaiian Islands in August 2021, mainly from the U.S. West and U.S. East. In comparison, only 23,256 visitors arrived by air in August 2020 due to the global COVID-19 pandemic and Hawaii’s quarantine requirement for travelers. Total spending for visitors arriving in August 2021 was $1.37 billion. There is no comparative visitor spending data available for August 2020. Prior to the pandemic, Hawaii experienced record-level visitor expenditures and arrivals in 2019 and in the first two months of 2020. When compared to 2019, visitor arrivals in August 2021 were down 22.0% from the August 2019 count of 926,417 visitors, and visitor spending was down 8.9% from the $1.50 billion spent in August 2019, both attributable to minimal international travelers as a result of the pandemic.

Starting July 2021, passengers arriving from out-of-state could bypass the State’s mandatory 10-day self-quarantine if they were fully vaccinated in the United States or with a valid negative COVID-19 NAAT test result from a Trusted Testing Partner prior to their departure through the Safe Travels program. On August 23, 2021, Governor Ige urged travelers to curtail non-essential travel until the end of October 2021 due to a surge in Delta variant cases that has overburdened the state’s health care facilities and resources.

According to projections provided by the Hawaii Department of Business Economic Development and Tourism ("DBEDT") in late August 2021, total visitor arrivals are expected to increase to approximately 6.8 million visitors in 2021, an increase of 150.0% from the 2020 level. Visitor arrivals are projected to increase to 8.8 million in 2022, 9.6 million in 2023, and 10.2 million in 2024. Visitor spending is expected to increase to approximately $12.22 billion in 2021.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 6.6% in the month of September 2021. The unemployment rate of 6.6% in September 2021 continues to decline from the high of 21.9% in the months of April and May 2020, but remains above the national seasonally adjusted unemployment rate of 4.8%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 6.4% in 2022.

According to the latest data available from the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums saw significant double-digit growth compared to a year-ago. In the nine months ended September 30, 2021, sales of single family homes and condominiums are up 24.2% and 63.3%, respectively. For single-family homes, the median days on market declined to nine in the nine months ended September 30, 2021 from 17 in the same year ago period. For condominiums, the median days on market declined to 12 in the nine months ended September 30, 2021 from 28 in the same year ago period. The median price for a single-family home in September 2021 remained unchanged from August 2021 which set a new record high of $1,050,000, representing a 19.3% year-over-year increase. The median price for a condominium increased by 7.4% to $478,000, compared to $445,000 in September 2020.

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

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2021 and 2020. A comparison of net interest income on a taxable-equivalent basis ("net interest income") for the three and nine months ended September 30, 2021 and 2020 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2021			2020			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$273,039	0.15%	105	$12,262	0.09%	3	$260,777	0.06%	102
Investment securities, excluding ACL:
Taxable (1)	1,351,272	1.84	6,228	1,029,987	2.04	5,250	321,285	(0.20)	978
Tax-exempt (1)	106,333	2.24	595	88,749	3.54	786	17,584	(1.30)	(191)
Total investment securities	1,457,605	1.87	6,823	1,118,736	2.16	6,036	338,869	(0.29)	787
Loans, including loans held for sale (2)	5,022,909	4.05	51,104	5,016,955	3.64	45,751	5,954	0.41	5,353
Federal Home Loan Bank stock	8,090	3.09	62	12,428	4.12	128	(4,338)	(1.03)	(66)
Total interest earning assets	6,761,643	3.42	58,094	6,160,381	3.36	51,918	601,262	0.06	6,176
Noninterest-earning assets	448,567			414,111			34,456
Total assets	$7,210,210			$6,574,492			$635,718

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,356,967	0.03%	101	$1,092,976	0.04%	115	$263,991	(0.01)%	(14)
Savings and money market deposits	2,168,055	0.06	332	1,910,971	0.09	417	257,084	(0.03)	(85)
Time deposits up to $250,000	228,762	0.31	181	257,518	0.70	453	(28,756)	(0.39)	(272)
Time deposits over $250,000	467,289	0.21	247	672,146	0.49	831	(204,857)	(0.28)	(584)
Total interest-bearing deposits	4,221,073	0.08	861	3,933,611	0.18	1,816	287,462	(0.10)	(955)
Federal Home Loan Bank advances and other short-term borrowings	—	—	—	79,984	0.35	71	(79,984)	(0.35)	(71)
Long-term debt	105,516	3.84	1,022	105,131	2.82	746	385	1.02	276
Total interest-bearing liabilities	4,326,589	0.17	1,883	4,118,726	0.25	2,633	207,863	(0.08)	(750)
Noninterest-bearing deposits	2,203,695			1,794,536			409,159
Other liabilities	118,272			111,851			6,421
Total liabilities	6,648,556			6,025,113			623,443
Shareholders’ equity	561,606			549,378			12,228
Non-controlling interest	48			1			47
Total equity	561,654			549,379			12,275
Total liabilities and equity	$7,210,210			$6,574,492			$635,718

Net interest income			$56,211			$49,285			$6,926

Interest rate spread		3.25%			3.11%			0.14%

Net interest margin		3.31%			3.19%			0.12%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $56.2 million for the third quarter of 2021, representing an increase of 14.1% from $49.3 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to the recognition of net loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP"), and higher average investment securities balances, combined with lower average rates paid on interest-bearing liabilities. These increases were partially offset by decreases in average yields earned on core (or non-PPP) loans and investment securities.

Net interest income for the third quarter of 2021 included $8.6 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $3.4 million in the year-ago quarter. During the third quarter of 2021, the Company received $223.9 million in PPP loan forgiveness and repayments, compared to $0.3 million in the year-ago quarter. During the third quarters of 2021 and 2020, the

Company had average PPP loan balances of $330.4 million and $544.7 million, respectively, which earned yields of approximately 10.27% and 2.48%, respectively. The increase in yield was due to the accelerated PPP net loan fee recognition attributable to PPP loan forgiveness and repayments received during the third quarter of 2021.

The decreases in average yields earned on core loans and investment securities and average rates paid on interest-bearing liabilities were primarily attributable to the historically low interest rate environment we are operating in since the beginning of the COVID-19 pandemic.

Interest Income

Taxable-equivalent interest income was $58.1 million for the third quarter of 2021, representing an increase of $6.2 million, or 11.9%, from $51.9 million in the year-ago quarter. The significant increase was primarily attributable to higher net interest income of $5.0 million related to loans originated and forgiven under the PPP. In addition, average investment securities balances increased by $338.9 million during the third quarter of 2021, compared to the year-ago quarter, which increased interest income by approximately $1.8 million. These increases were partially offset by a 29 bp decrease in the average yields earned on investment securities during the third quarter of 2021, compared to the year-ago quarter, which decreased interest income by approximately $1.0 million.

Interest Expense

Interest expense for the third quarter of 2021 was $1.9 million, representing a decrease of $0.8 million, or 28.5%, from $2.6 million in the year-ago quarter. The decrease was primarily attributable to declines in rates paid on deposits, combined with improved deposit composition as noninterest-bearing deposits and lower-cost interest-bearing demand and savings and money market deposits increased significantly from the year-ago quarter. Average rates paid on savings and money market deposits and time deposits up to and over $250,000 declined by 3 bp, 39 bp and 28 bp, respectively, which decreased interest expense by approximately $0.1 million, $0.2 million, and $0.3 million, respectively. In addition, average time deposits over $250,000 balances decreased by $204.9 million during the third quarter of 2021, compared to the year-ago quarter, which decreased interest expense by approximately $0.3 million. Time deposits over $250,000 primarily consists of public funds which may be opportunistic sources of funding, but fluctuate more directly with the Company's overall balance sheet liquidity. These decreases were partially offset by a 102 bp increase in average rates paid on long-term debt which interest expense by approximately $0.3 million.

Net Interest Margin

Our net interest margin of 3.31% for the third quarter of 2021 increased by 12 bp from 3.19% in the year-ago quarter. As previously discussed, the increase in net interest margin for the third quarter of 2021 compared to the year-ago quarter was primarily attributable to the recognition of net loan fees related to loans originated and forgiven under the PPP, combined with lower rates paid on interest-bearing liabilities. These variances were partially offset by lower average yields earned on interest-earning assets. The lower average yields earned on interest-earning assets and lower average rates paid on interest-bearing liabilities are primarily attributable to the historically low interest rate environment we have been operating in since the beginning of the COVID-19 pandemic.

(dollars in thousands)	Nine Months Ended September 30,
	2021			2020			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$180,646	0.13%	176	$13,038	0.43%	42	$167,608	(0.30)%	134
Investment securities, excluding ACL:
Taxable investment securities (1)	1,202,564	1.75	15,817	1,033,362	2.37	18,351	169,202	(0.62)	(2,534)
Tax-exempt investment securities (1)	97,613	2.30	1,684	98,153	3.25	2,390	(540)	(0.95)	(706)
Total investment securities	1,300,177	1.79	17,501	1,131,515	2.44	20,741	168,662	(0.65)	(3,240)
Loans, including loans held for sale (2)	5,070,993	3.85	146,202	4,794,883	3.84	137,870	276,110	0.01	8,332
Federal Home Loan Bank stock	7,924	3.11	184	12,921	3.78	366	(4,997)	(0.67)	(182)
Total interest earning assets	6,559,740	3.34	164,063	5,952,357	3.57	159,019	607,383	(0.23)	5,044
Noninterest-earning assets	438,294			398,339			39,955
Total assets	$6,998,034			$6,350,696			$647,338

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,271,825	0.03%	280	$1,054,692	0.05%	405	$217,133	(0.02)%	(125)
Savings and money market deposits	2,057,194	0.06	888	1,806,829	0.16	2,102	250,365	(0.10)	(1,214)
Time deposits up to $250,000	232,474	0.36	619	162,255	0.64	777	70,219	(0.28)	(158)
Time deposits over $250,000	579,984	0.21	895	807,346	0.98	5,899	(227,362)	(0.77)	(5,004)
Total interest-bearing deposits	4,141,477	0.09	2,682	3,831,122	0.32	9,183	310,355	(0.23)	(6,501)
Federal Home Loan Bank advances and other short-term borrowings	810	0.30	2	94,248	0.93	653	(93,438)	(0.63)	(651)
Long-term debt	105,458	3.90	3,074	114,504	2.88	2,472	(9,046)	1.02	602
Total interest-bearing liabilities	4,247,745	0.18	5,758	4,039,874	0.41	12,308	207,871	(0.23)	(6,550)
Noninterest-bearing deposits	2,077,895			1,657,825			420,070
Other liabilities	117,113			110,669			6,444
Total liabilities	6,442,753			5,808,368			634,385
Shareholders’ equity	555,264			542,326			12,938
Non-controlling interest	17			2			15
Total equity	555,281			542,328			12,953
Total liabilities and equity	$6,998,034			$6,350,696			$647,338

Net interest income			$158,305			$146,711			$11,594

Interest rate spread		3.16%			3.16%			—%

Net interest margin		3.22%			3.29%			(0.07)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $158.3 million for the nine months ended September 30, 2021, representing an increase of $11.6 million, or 7.9%, from $146.7 million in the same year-ago period. The increase in the nine months ended September 30, 2021 was primarily due to the recognition of net loan fees related to loans originated and forgiven under PPP, combined with lower average rates paid on interest-bearing liabilities. These increases were partially offset by decreases in average yields earned on core loans and investment securities.

Net interest income for the nine months ended September 30, 2021 included $21.7 million in PPP net interest income and net loan fees, compared to $5.9 million in the same year-ago period. During the nine months ended September 30, 2021, the Company originated $320.9 million in PPP loans and received $520.3 million in PPP loan forgiveness and repayments. During the nine months ended September 30, 2020, the Company originated $558.9 million in PPP loans and received $13.6 million in

PPP loan repayments. During the nine months ended September 30, 2021 and 2020, the Company had average PPP loan balances of $469.3 million and $309.1 million, respectively, which earned approximately 6.17% and 2.53%, respectively, in net interest income and net loan fees.

The decreases in average yields earned on core loans and investment securities and average rates paid on interest-bearing liabilities were primarily attributable to the historically low interest rate environment we are operating in since the beginning of the COVID-19 pandemic.

Interest Income

Taxable-equivalent interest income was $164.1 million for the nine months ended September 30, 2021, representing an increase of $5.0 million, or 3.2% from $159.0 million in the same year-ago period. The increase was primarily attributable to higher net interest income of $16.1 million related to loans originated and forgiven under the PPP. In addition, average investment securities balances increased by $168.7 million during the nine months ended September 30, 2021, compared to the same year-ago period, which increased interest income by approximately $3.0 million. These increases were partially offset by lower net interest income of $7.8 million related to core loans, which was primarily attributable to a 32 bp decline in average yields earned on core loans. In addition, average yields earned on investment securities decreased by 65 bp during the nine months ended September 30, 2021, compared to the same year-ago period, which decreased interest income by $6.3 million.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $5.8 million, representing a decrease of $6.6 million, or 53.2% from $12.3 million in the same year-ago period. The decrease was primarily attributable to declines in rates paid on deposits, combined with improved deposit composition as noninterest-bearing deposits and lower-cost interest-bearing demand and savings and money market deposits increased significantly from the same year-ago period. Rates paid on savings and money market deposits and time deposits up to and over $250,000 declined by 10 bp, 28 bp and 77 bp, respectively, which decreased interest expense by approximately $1.5 million, $0.5 million, and $3.3 million, respectively. In addition, average time deposits over $250,000 and Federal Home Loan Bank advances and other short-term borrowings decreased by $227.4 million and $93.4 million, respectively, which reduced interest expense by approximately $1.7 million and $0.6 million, respectively. These decreases were partially offset by a 102 bp increase in average rates paid on long-term debt which interest expense by approximately $0.8 million.

Net Interest Margin

Our net interest margin of 3.22% for the nine months ended September 30, 2021 decreased by 7 bp from 3.29% in the same year-ago period. As previously discussed, the decline in net interest margin for the nine months ended September 30, 2021 compared to the same year-ago period was primarily due to lower yields earned on core loans and investment securities, partially offset by lower average rates paid on interest-bearing liabilities, primarily attributable to the historically low interest rate environment we have been operating in since the beginning of the COVID-19 pandemic.

Rate-Volume Analysis

For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in average balances (volume) and (ii) changes in weighted average interest rates (rate). The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average yield/rate.

	Three Months Ended September 30, 2021 Compared To September 30, 2020			Nine Months Ended September 30, 2021 Compared To September 30, 2020
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$60	$42	$102	$540	$(406)	$134
Investment securities, excluding ACL:
Taxable investment securities (1)	1,650	(672)	978	3,025	(5,559)	(2,534)
Tax-exempt investment securities (1)	156	(347)	(191)	(13)	(693)	(706)
Total investment securities	1,806	(1,019)	787	3,012	(6,252)	(3,240)
Loans, including loans held for sale (2)	56	5,297	5,353	7,952	380	8,332
Federal Home Loan Bank stock	(45)	(21)	(66)	(142)	(40)	(182)
Total interest earning assets	1,877	4,299	6,176	11,362	(6,318)	5,044

Interest-bearing liabilities:
Interest-bearing demand deposits	23	(37)	(14)	77	(202)	(125)
Savings and money market deposits	63	(148)	(85)	305	(1,519)	(1,214)
Time deposits up to $250,000	(50)	(222)	(272)	334	(492)	(158)
Time deposits over $250,000	(254)	(330)	(584)	(1,666)	(3,338)	(5,004)
Total interest-bearing deposits	(218)	(737)	(955)	(950)	(5,551)	(6,501)
Federal Home Loan Bank advances and other short-term borrowings	(71)	—	(71)	(647)	(4)	(651)
Long-term debt	3	273	276	(197)	799	602
Total interest-bearing liabilities	(286)	(464)	(750)	(1,794)	(4,756)	(6,550)

Net interest income	$2,163	$4,763	$6,926	$13,156	$(1,562)	$11,594

(1) At amortized cost.
(2) Includes nonaccrual loans.
Provision for Credit Losses

Three months ended September 30, 2021 and 2020

In the third quarter of 2021, our provision for credit losses was a credit of $2.6 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

In the third quarter of 2020, our provision for credit loss was a debit of $14.9 million, which consisted of a debit to the provision for credit losses on loans of $14.5 million, a debit to the provision for credit losses on accrued interest receivable of $0.2 million, and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

Our net charge-offs were $0.2 million during the third quarter of 2021, compared to net charge-offs of $1.3 million in the year-ago quarter.

The provision for credit losses in the year-ago periods were primarily due to adverse economic conditions brought on by the COVID-19 pandemic, while the credits to the provision for credit losses in the current year were primarily due to improved economic forecasts, lower net charge-offs and loan portfolio improvement as the State of Hawaii begins to recover from the pandemic.

We did not record a provision for credit losses on investment securities during the three and nine months ended September 30, 2021 and September 30, 2020.

Nine months ended September 30, 2021 and 2020

In the nine months ended September 30, 2021, our provision for credit losses was a credit of $6.9 million, which consisted of a credit to the provision for credit losses on loans of $6.9 million and a credit to the provision for credit losses on accrued interest receivable of $0.2 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

In the nine months ended September 30, 2020, our provision for credit loss was a debit of $37.2 million, which consisted of a debit to the provision for credit losses on loans of $34.4 million, a debit to the provision for credit losses on accrued interest receivable of $0.2 million, and a debit to the provision for credit losses on off-balance sheet credit exposures of $2.6 million.

Our net charge-offs were $1.8 million during the nine months ended September 30, 2021, compared to net charge-offs of $5.4 million in the same year-ago period.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Other operating income:
Mortgage banking income	$1,327	$4,345	$(3,018)	-69.5%
Service charges on deposit accounts	1,637	1,475	162	11.0%
Other service charges and fees	4,942	3,345	1,597	47.7%
Income from fiduciary activities	1,292	1,149	143	12.4%
Investment securities gains (losses)	100	(352)	452	-128.4
Income from bank-owned life insurance	540	1,179	(639)	-54.2%
Other:
Equity in earnings of unconsolidated subsidiaries	112	104	8	7.7%
Net gain (loss) on sales of foreclosed assets	—	—	—	N.M.
Income recovered on nonaccrual loans previously charged-off	39	47	(8)	-17.0%
Other recoveries	20	22	(2)	-9.1%
Commissions on sale of checks	78	73	5	6.8%
Other	166	176	(10)	-5.7%
Total other operating income	$10,253	$11,563	$(1,310)	-11.3%

Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the third quarter of 2021, total other operating income of $10.3 million decreased by $1.3 million, or 11.3%, from $11.6 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower mortgage banking income of $3.0 million and lower income from bank-owned life insurance of $0.6 million in the third quarter of 2021. The lower mortgage banking income was primarily attributable to lower gains on sales of residential mortgage loans of $3.9 million, partially offset by lower amortization of mortgage servicing rights of $0.6 million. These decreases were partially offset by higher other service charges and fees of $1.6 million, resulting from higher transactional activity in the third quarter of 2021 as the State of Hawaii begins to recover from the pandemic, combined with higher investment securities gains of $0.5 million.

	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Other operating income:
Mortgage banking income	$5,830	$8,248	$(2,418)	-29.3%
Service charges on deposit accounts	4,558	4,674	(116)	-2.5%
Other service charges and fees	13,351	11,158	2,193	19.7%
Income from fiduciary activities	3,792	3,716	76	2.0%
Investment securities gains (losses)	150	(352)	502	-142.6
Income from bank-owned life insurance	2,547	2,584	(37)	-1.4%
Other:
Equity in earnings of unconsolidated subsidiaries	298	234	64	27.4%
Net gain (loss) on sales of foreclosed assets	—	(6)	6	-100.0%
Income recovered on nonaccrual loans previously charged-off	111	107	4	3.7%
Other recoveries	64	88	(24)	-27.3%
Commissions on sale of checks	235	210	25	11.9%
Other	558	480	78	16.3%
Total other operating income	$31,494	$31,141	$353	1.1%

* Not meaningful ("N.M.")
Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the nine months ended September 30, 2021, total other operating income of $31.5 million increased by $0.4 million, or 1.1%, from $31.1 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher other service charges and fees of $2.2 million, attributable to higher transactional activity, combined with higher investment securities gains of $0.5 million. These increases were partially offset by lower mortgage banking income of $2.4 million. The lower mortgage banking income was primarily attributable to lower gains on sales of residential mortgage loans of $5.5 million, partially offset by lower amortization of mortgage servicing rights of $1.8 million, combined with higher loan placement fees of $1.0 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$23,566	$20,375	$3,191	15.7%
Net occupancy	4,185	3,834	351	9.2%
Equipment	1,089	1,234	(145)	-11.8%
Communication expense	824	856	(32)	-3.7%
Legal and professional services	2,575	2,262	313	13.8%
Computer software expense	2,998	3,114	(116)	-3.7%
Advertising expense	1,329	1,020	309	30.3%
Other:
Pension and SERP expense	313	354	(41)	-11.6%
Foreclosed asset expense	—	6	(6)	-100.0%
Charitable contributions	35	12	23	191.7%
FDIC insurance assessment	555	649	(94)	-14.5%
Miscellaneous loan expenses	471	497	(26)	-5.2%
ATM and debit card expenses	691	573	118	20.6%
Armored car expenses	225	192	33	17.2%
Entertainment and promotions	226	132	94	71.2%
Stationery and supplies	340	226	114	50.4%
Directors’ fees and expenses	241	213	28	13.1%
Directors' deferred compensation plan expense	(60)	(237)	177	-74.7%
Branch consolidation costs	—	321	(321)	-100.0
Loss on disposal of fixed assets	1	—	1	N.M.
Other	1,741	1,118	623	55.7%
Total other operating expense	$41,345	$36,751	$4,594	12.5%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the third quarter of 2021, total other operating expense was $41.3 million and increased by $4.6 million, or 12.5%, from $36.8 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $3.2 million and higher net occupancy expense of $0.4 million. The higher salaries and employee benefits are primarily due to annual merit increases, higher base salaries due to strategic hires and higher commissions and incentives.

	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$67,183	$60,758	$6,425	10.6%
Net occupancy	12,004	11,151	853	7.6%
Equipment	3,137	3,374	(237)	-7.0%
Communication expense	2,349	2,467	(118)	-4.8%
Legal and professional services	7,524	6,528	996	15.3%
Computer software expense	10,179	9,092	1,087	12.0%
Advertising expense	4,316	3,035	1,281	42.2%
Other:
Pension and SERP expense	940	940	—	—%
Foreclosed asset expense	3	73	(70)	-95.9%
Charitable contributions	107	209	(102)	-48.8%
FDIC insurance assessment	1,497	1,124	373	33.2%
Miscellaneous loan expenses	1,220	1,196	24	2.0%
ATM and debit card expenses	2,459	1,791	668	37.3%
Armored car expenses	674	715	(41)	-5.7%
Entertainment and promotions	632	577	55	9.5%
Stationery and supplies	767	694	73	10.5%
Directors’ fees and expenses	590	650	(60)	-9.2%
Directors’ deferred compensation plan expense	942	(1,617)	2,559	-158.3%
Branch consolidation and relocation costs	—	321	(321)	-100.0
Loss on disposal of fixed assets	37	—	37	N.M.
Other	4,064	3,969	95	2.4%
Total other operating expense	$120,624	$107,047	$13,577	12.7%

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the nine months ended September 30, 2021, total other operating expense was $120.6 million and increased by $13.6 million, or 12.7%, from $107.0 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $6.4 million, higher net occupancy expense of $0.9 million, higher computer software expense of $1.1 million, higher advertising expense of $1.3 million, higher legal and professional services of $1.0 million, and higher ATM and debit card expenses of $0.7 million. The current year increases are reflective of the Company's strategic investments for the future. In addition, the Company recorded directors' deferred compensation plan expenses of $0.9 million during the nine months ended September 30, 2021, compared to a credit of $1.6 million in the same year-ago period. These expenses are related to changes in the directors' deferred compensation plan liability and are impacted by fluctuations in the Company's stock price and the equity markets.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Total other operating expense	$41,345	$36,751	$120,624	$107,047

Net interest income	$56,086	$49,120	$157,951	$146,209
Total other operating income	10,253	11,563	31,494	31,141
Total revenue before provision for credit losses	$66,339	$60,683	$189,445	$177,350

Efficiency ratio	62.32%	60.56%	63.67%	60.36%

Our efficiency ratio increased to 62.32% in the third quarter of 2021, compared to 60.56% in the year-ago quarter. The efficiency ratio in the third quarter of 2021 was negatively impacted by the aforementioned higher other operating expenses and lower other operating income, offset by an increase in net interest income.

Our efficiency ratio increased to 63.67% in the nine months ended September 30, 2021, compared to 60.36% in the same year-ago period. The efficiency ratio in the nine months ended September 30, 2021 was also negatively impacted by the aforementioned higher other operating expenses, offset by the increase in net interest income.

The current year increases in our efficiency ratio are reflective of the Company's strategic investments for the future. Longer term, the Company believes these investments will improve profitability and shareholder returns.

Income Taxes

Three months ended September 30, 2021 and 2020

The Company recorded income tax expense of $6.8 million for the third quarter of 2021, compared to $2.2 million in the same year-ago period. The effective tax rate for the third quarter of 2021 was 24.66%, compared to 24.29% in the same year-ago period.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.5 million at September 30, 2021 and $3.4 million at December 31, 2020, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.3 million and $0.2 million as of September 30, 2021 and December 31, 2020 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $29.4 million at September 30, 2021, compared to a net DTA of $26.4 million as of December 31, 2020, and is included in other assets on our consolidated balance sheets.

Nine months ended September 30, 2021 and 2020

The Company recorded income tax expense of $18.2 million for the nine months ended September 30, 2021, compared to $8.0 million in the same year-ago period. The effective tax rate for the nine months ended September 30, 2021 was 23.97%, compared to 24.14% in the same year-ago period.

Financial Condition

Total assets at September 30, 2021 of $7.30 billion increased by $703.6 million from $6.59 billion at December 31, 2020.

Investment Securities

Investment securities of $1.54 billion at September 30, 2021 increased by $353.1 million, or 29.8%, from $1.18 billion at December 31, 2020. The increase reflects $620.9 million in net purchases, partially offset by principal runoff of $229.9 million, a decline in the market valuation on the available-for-sale portfolio of $30.6 million, and net amortization and accretion of premiums and discounts totaling $7.6 million.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$198,315	$375,879	$(177,564)	(47.2)%
Other	404,751	426,670	(21,919)	(5.1)
Real estate:
Construction	128,908	125,407	3,501	2.8
Residential mortgage	1,748,729	1,690,212	58,517	3.5
Home equity	618,951	551,266	67,685	12.3
Commercial mortgage	915,746	898,055	17,691	2.0
Consumer	331,987	332,430	(443)	(0.1)
Total loans	4,347,387	4,399,919	(52,532)	(1.2)
Allowance for credit losses ("ACL")	(62,126)	(73,152)	11,026	(15.1)
Loans, net of ACL	$4,285,261	$4,326,767	$(41,506)	(1.0)

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$20,356	$40,496	$(20,140)	(49.7)%
Other	114,122	118,421	(4,299)	(3.6)
Real estate:
Construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Commercial mortgage	292,671	258,273	34,398	13.3
Consumer	271,261	147,004	124,257	84.5
Total loans	698,410	564,194	134,216	23.8
ACL	(12,461)	(10,117)	(2,344)	23.2
Loans, net of ACL	$685,949	$554,077	$131,872	23.8

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$218,671	$416,375	$(197,704)	(47.5)%
Other	518,873	545,091	(26,218)	(4.8)
Real estate:
Construction	128,908	125,407	3,501	2.8
Residential mortgage	1,748,729	1,690,212	58,517	3.5
Home equity	618,951	551,266	67,685	12.3
Commercial mortgage	1,208,417	1,156,328	52,089	4.5
Consumer	603,248	479,434	123,814	25.8
Total loans	5,045,797	4,964,113	81,684	1.6
ACL	(74,587)	(83,269)	8,682	(10.4)
Loans, net of ACL	$4,971,210	$4,880,844	$90,366	1.9

Loans, net of deferred costs, of $5.05 billion at September 30, 2021 increased by $81.7 million, or 1.6%, from $4.96 billion at December 31, 2020. The increase reflects net increases in the following loan portfolios: construction of $3.5 million, residential mortgage of $58.5 million, home equity of $67.7 million, commercial mortgage of $52.1 million and consumer of $123.8 million. These increases were partially offset by a net decrease in SBA Paycheck Protection Program loans of $197.7 million and other commercial loans of $26.2 million. During the nine months ended September 30, 2021, the Company originated $320.9 million in PPP loans and received $520.3 million in PPP loan forgiveness and repayments. Core loans, or total loans, net of deferred costs, excluding PPP loans, totaled $4.83 billion at September 30, 2021 and increased by $279.4 million, or 6.1%, from $4.55 billion at December 31, 2020.

The Hawaii loan portfolio decreased by $52.5 million, or 1.2%, from December 31, 2020. The decrease reflects net decreases in the following loan portfolios: SBA Paycheck Protection Program of $177.6 million, other commercial of $21.9 million and consumer $0.4 million. These decreases were partially offset by net increases in the construction of $3.5 million, residential mortgage of $58.5 million, home equity of $67.7 million, and commercial mortgage of $17.7 million. The increases in the portfolios were primarily due to increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $134.2 million, or 23.8% from December 31, 2020. The net increase was primarily attributable to net increases in the consumer loan portfolio of $124.3 million due to loan portfolio purchases, and commercial mortgage of $34.4 million, partially offset by net decreases in the SBA Paycheck Protection Program of $20.1 million and other commercial loan portfolio of $4.3 million. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$689	$1,461	$(772)	(52.8)%
Real estate:
Residential mortgage	5,351	4,115	1,236	30.0
Home equity	880	524	356	67.9
Consumer	317	92	225	244.6
Total nonaccrual loans	7,237	6,192	1,045	16.9

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	7,237	6,192	1,045	16.9

Accruing Loans Delinquent for 90 Days or More [1]
Real estate:
Residential mortgage	444	567	(123)	(21.7)
Consumer	166	240	(74)	(30.8)
Total accruing loans delinquent for 90 days or more	610	807	(197)	(24.4)

Restructured Loans Still Accruing Interest [1]
Commercial, financial and agricultural - Other	12	100	(88)	(88.0)
Real estate:
Residential mortgage	4,458	5,718	(1,260)	(22.0)
Commercial mortgage	1,577	1,761	(184)	(10.4)
Consumer	99	207	(108)	(52.2)
Total restructured loans still accruing interest	6,146	7,786	(1,640)	(21.1)

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$13,993	$14,785	$(792)	(5.4)

Ratio of nonaccrual loans to total loans	0.14%	0.12%		0.02%
Ratio of NPAs to total loans and OREO	0.14%	0.12%		0.02%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.16%	0.14%		0.02%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.28%	0.30%		(0.02)%
Ratio of classified assets and OREO to tier 1 capital and ACL	6.76%	7.49%		(0.73)%

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2020	$6,192
Additions	6,087
Reductions:
Payments	(2,179)
Return to accrual status	(324)
Sales of NPAs	—
Net charge-offs, valuation and other adjustments	(2,539)
Total reductions	(5,042)
Net increase	1,045
Balance at September 30, 2021	$7,237

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $7.2 million at September 30, 2021, compared to $6.2 million at December 31, 2020. There were no nonperforming loans classified as held for sale at September 30, 2021 and December 31, 2020. The increase in nonperforming assets from December 31, 2020 was primarily attributable to additions to nonaccrual loans totaling $6.1 million, offset by $2.5 million in net charge-offs, valuation and other adjustments, $2.2 million in repayments of nonaccrual loans, and $0.3 million in loans returned to accrual status.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2021 consisted of four Hawaii residential mortgage loans with a combined principal balance of $0.5 million. There were $6.1 million of TDRs still accruing interest at September 30, 2021, none of which were more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $1.3 million, or 0.03% of total loans as of September 30, 2021, compared to $120.2 million, or 2.4% of the total loan portfolio as of December 31, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 7.49% at December 31, 2020 to 6.76% at September 30, 2021.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Allowance for Credit Losses:
Balance at beginning of period	$77,781	$67,339	$83,269	$47,971
Adoption of ASU 2016-13	—	—	—	3,566
Adjusted balance at beginning of period	77,781	67,339	83,269	51,537
(Credit) provision for credit losses on loans [1] [2]	(2,969)	14,465	(6,906)	34,434
Charge-offs:
Commercial, financial and agricultural - Other	334	810	1,344	2,350
Real estate:
Residential mortgage	—	11	—	63
Commercial mortgage	—	75	—	75
Consumer	829	1,492	3,450	6,335
Total charge-offs	1,163	2,388	4,794	8,823
Recoveries:
Commercial, financial and agricultural - Other	281	321	646	968
Real estate:
Construction	—	—	—	131
Residential mortgage	53	13	345	214
Home equity	—	—	9	31
Commercial mortgage	—	12	73	15
Consumer	604	780	1,945	2,035
Total recoveries	938	1,126	3,018	3,394
Net charge-offs	225	1,262	1,776	5,429
Balance at end of period	$74,587	$80,542	$74,587	$80,542

ACL as a percentage of total loans	1.48%	1.60%	1.48%	1.60%
ACL as a percentage of total loans, excluding PPP loans	1.55%	1.79%	1.55%	1.79%
ACL as a percentage of nonaccrual loans	1030.63%	616.75%	1030.63%	616.75%
Annualized ratio of net charge-offs to average loans	0.02%	0.10%	0.05%	0.15%

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

Our ACL at September 30, 2021 totaled $74.6 million compared to $83.3 million at December 31, 2020.

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

During the third quarter of 2021, we recorded a credit to the provision for credit losses on loans of $3.0 million and net charge-offs of $0.2 million. During the nine months ended September 30, 2021, we recorded a credit to the provision for credit losses on loans of $6.9 million and net charge-offs of $1.8 million. The credits to the provision are driven by improved economic forecasts, lower net charge-offs and loan portfolio improvement as the State of Hawaii continues to recover from the COVID-19 pandemic.

Our ACL as a percentage of total loans decreased from 1.68% at December 31, 2020 to 1.48% at September 30, 2021. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.55% at September 30, 2021, compared to 1.83% at December 31, 2020. Our ACL as a percentage of nonaccrual loans decreased from 1344.78% at December 31, 2020 to 1030.63% at September 30, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $8.0 million at September 30, 2021 decreased by $0.3 million, or 3.5%, from the FHLB stock balance of $8.2 million at December 31, 2020.  FHLB stock has an activity-based stock requirement, thus as borrowings decline, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing demand deposits	$2,195,404	$1,790,269	$405,135	22.6%
Interest-bearing demand deposits	1,372,626	1,174,888	197,738	16.8
Savings and money market deposits	2,296,968	1,932,043	364,925	18.9
Time deposits less than $100,000	139,358	149,063	(9,705)	(6.5)
Time deposits $100,000 to $250,000	87,491	90,149	(2,658)	(2.9)
Core deposits	6,091,847	5,136,412	955,435	18.6
Government time deposits	238,950	500,344	(261,394)	(52.2)
Other time deposits greater than $250,000	185,066	159,362	25,704	16.1
Total time deposits greater than $250,000	424,016	659,706	(235,690)	(35.7)
Total deposits	$6,515,863	$5,796,118	$719,745	12.4

[1] As of January 1, 2021, other time deposits $100,000 to $250,000 have been included in core deposits. Prior period amounts have been reclassified to conform to current period presentation.

Total deposits of $6.52 billion at September 30, 2021 increased by $719.7 million, or 12.4%, from total deposits of $5.80 billion at December 31, 2020. Net increases in noninterest-bearing demand deposits of $405.1 million, interest-bearing demand deposits of $197.7 million, savings and money market deposits of $364.9 million, and other time deposits greater than $250,000 of $25.7 million were offset by net decreases in time deposits less than $100,000 of $9.7 million, time deposits $100,000 to $250,000 of $2.7 million, and government time deposits of $261.4 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.09 billion at September 30, 2021 and increased by $955.4 million, or 18.6%, from $5.14 billion at December 31, 2020. The deposit of PPP funds and other government stimulus into both new and existing deposit accounts largely contributed to the increase in core deposits. The addition of PPP funds may be temporary as the PPP monies are spent by the businesses in accordance with the program. Going forward, the Company is focused on expanding banking relationships with the new businesses we assisted with PPP. Core deposits as a percentage of total deposits was 93.5% at September 30, 2021, compared to 88.6% at December 31, 2020.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic and its variants) and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $555.4 million at September 30, 2021, compared to $546.7 million at December 31, 2020. The change in total shareholders' equity was primarily attributable to net income of $57.6 million, partially offset by other comprehensive loss of $21.9 million, cash dividends declared of $20.0 million, and the repurchase of $10.2 million in shares of our common stock under our stock repurchase program in the nine months ended September 30, 2021.

Our total shareholders' equity to total assets ratio was 7.61% at September 30, 2021, compared to 8.29% at December 31, 2020. The decline in our total shareholders' equity to total assets ratio was primarily due to the significant increase in the total assets denominator attributable to $218.7 million in PPP loans, net of deferred fees and costs. Our book value per share was $19.84 and $19.40 at September 30, 2021 and December 31, 2020, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of September 30, 2021, on a stand-alone basis, CPF had an available cash balance of approximately $13.5 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2021, the bank had Statutory Retained Earnings of $110.7 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On October 26, 2021, the Company's Board of Directors declared a cash dividend of $0.25 per share on the Company's outstanding common stock, which increased by 4.2% from $0.24 per share a year-ago.

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

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock. The Company resumed repurchases during the second quarter of 2021. During the second and third quarters of 2021, the Company repurchased 391,300 shares of common stock at a cost of $10.2 million. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program.

Trust Preferred Securities

As of September 30, 2021, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.0 million, net of unamortized debt issuance costs of $1.0 million, at September 30, 2021.

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

The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2021 were above the levels required for a "well capitalized" regulatory designation.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At September 30, 2021:
Leverage capital	$613,103	8.5%	$288,270	4.0%		N/A
Tier 1 risk-based capital	613,103	12.2	300,769	6.0		N/A
Total risk-based capital	731,015	14.6	401,025	8.0		N/A
CET1 risk-based capital	563,103	11.2	225,577	4.5		N/A

At December 31, 2020:
Leverage capital	$581,358	8.8%	$263,979	4.0%		N/A
Tier 1 risk-based capital	581,358	12.9	271,027	6.0		N/A
Total risk-based capital	686,130	15.2	361,370	8.0		N/A
CET1 risk-based capital	531,358	11.8	203,270	4.5		N/A

Central Pacific Bank
At September 30, 2021:
Leverage capital	$649,667	9.0%	$287,999	4.0%	$359,998	5.0%
Tier 1 risk-based capital	649,667	13.0	300,024	6.0	400,032	8.0
Total risk-based capital	712,426	14.3	400,032	8.0	500,040	10.0
CET1 risk-based capital	649,667	13.0	225,018	4.5	325,026	6.5

At December 31, 2020:
Leverage capital	$620,372	9.4%	$263,735	4.0%	$329,668	5.0%
Tier 1 risk-based capital	620,372	13.7	270,820	6.0	361,094	8.0
Total risk-based capital	670,087	14.9	361,094	8.0	451,367	10.0
CET1 risk-based capital	620,372	13.7	203,115	4.5	293,389	6.5

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

The following reflects our net interest income sensitivity analysis as of September 30, 2021. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change	Estimated Net Interest Income Sensitivity
+100 bp	4.88%
-100 bp	(5.24)%

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

The bank maintained a $1.83 billion line of credit with the FHLB as of September 30, 2021, compared to $1.81 billion at December 31, 2020. There were no short-term borrowings under this arrangement at September 30, 2021, compared to $22.0 million at December 31, 2020. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $20.4 million at September 30, 2021, compared to $268.0 million at December 31, 2020. There were no long-term borrowings under this arrangement at September 30, 2021 and December 31, 2020. FHLB advances and standby letters of credit available at September 30, 2021 were secured by certain real estate loans with a carrying value of $2.70 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2021, $1.81 billion was undrawn under this arrangement, compared to $1.52 billion at December 31, 2020.

At September 30, 2021 and December 31, 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $66.4 million and $64.5 million, respectively. As of September 30, 2021 and December 31, 2020, certain commercial and commercial real estate loans with a carrying value totaling $129.1 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

To bolster the effectiveness of the PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. At September 30, 2021 and December 31, 2020, there were no funds drawn from the Federal Reserve Bank under the PPPLF and no PPP loans pledged to the Federal Reserve Bank. The PPPLF expired on July 30, 2021.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020. During the third quarter of 2021, the Company signed an extension to its existing agreement with a computer software vendor. There have been no other material changes in our contractual obligations since December 31, 2020.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2021 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 26, 2021, the Company's Board of Directors approved a share repurchase authorization of up to $25 million of its common stock. During the three months ended September 30, 2021, the Company repurchased 234,700 shares of common stock, at an aggregate cost of $5.9 million under the Company's share repurchase program.

As of September 30, 2021, $14.8 million remained available for repurchase under the Company's share repurchase program.We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2021	124,500	$25.06	124,500	$17,554,182
August 1-31, 2021	58,400	25.84	58,400	16,044,927
September 1-30, 2021	51,800	24.45	51,800	14,778,340
Total	234,700	$25.12	234,700	14,778,340

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	October 27, 2021	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	October 27, 2021	/s/ David S. Morimoto
David S. Morimoto
Executive Vice President and Chief Financial Officer