Form 10-K
period 2021-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2022-02-23
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $717,451,000. As of January 31, 2022, the number of shares of common stock of the registrant outstanding was 27,675,971 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results in light of the novel coronavirus disease ("COVID-19") pandemic and from our RISE2020 and Banking-as-a-Service ("BaaS") initiatives; and (iv) statements of assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those in such statements or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•the adverse effects of the COVID-19 pandemic virus (and ongoing pandemic variants) on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19;

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

•our ability to successfully implement and achieve the objectives of our BaaS initiatives;

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

•inflation, interest rate, securities market and monetary fluctuations, including the transition away from the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index and uncertainties regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR");

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on

March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. As of December 31, 2021, we had total assets of $7.42 billion, total loans of $5.10 billion, total deposits of $6.64 billion and shareholders' equity of $558.2 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 30 bank branches and 69 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 22 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. At the end of 2021, the Company consolidated a traditional branch on Oahu with other existing nearby branches. With the continued successful customer migration to digital banking services, we plan to consolidate three additional branches in 2022. At the same time, we are continuing to invest in select strategic branch locations, including acquiring real estate and developing fully modernized branches utilizing the concepts we created in our RISE2020 headquarter building revitalization.

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

Through our bank, we concentrate our lending activities in five principal areas:

(1)Residential Mortgage Lending.  Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan size of approximately $0.5 million and marketable collateral. Changes in interest rates, the economic environment and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. A portion of our first residential mortgage loan originations are sold in the secondary market and a portion is put into our loan portfolio.

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

Beyond the lending function described above, we also offer a full range of deposit products and services including checking, savings and time deposits, cash management and digital banking services, trust services and retail brokerage services.

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state as of December 31, 2021.

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. We compete for loans, deposits and customers with other commercial banks, savings banks, securities and brokerage companies, financial technology ("fintech") companies, mortgage companies, insurance companies, finance companies, credit unions and other non-bank financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms. Some of these competitors are much larger by total assets and capitalization, and have greater access to capital markets.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 76% of our loan portfolio at December 31, 2021 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2021, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V. CPB Capital Trust II and CPB Statutory Trust III were terminated in January 2019.

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

Central Pacific Bank also owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC, which are accounted for under the cost method and are included in unconsolidated entities.

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

Central Pacific Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC and is also subject to certain regulations promulgated by the Consumer Financial Protection Bureau ("CFPB"), Federal Trade Commission ("FTC"), and FRB. In periodic examinations, the DFI, FDIC, and FRB assesses our financial condition, capital resources, asset quality, management, earnings prospects, liquidity, market sensitivity and other aspects of our operations. These bodies also determine whether our management is effectively managing the bank and the holding company and whether we are in compliance with all applicable laws or regulations.

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation of the new capital rules under Basel III ("Basel III Capital Rule") and the so-called Volcker Rule which restricts certain proprietary trading and investment activities, on February 3, 2017, Former President Trump issued an executive order identifying certain “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles.

The scope and breadth of regulatory changes that will occur as a result of the election of President Biden have yet to be fully determined, though we believe there will an increased focus on regulatory compliance, supervision and examination during President Biden’s term.

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

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the bank, the Company's capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

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

As of December 31, 2021, the Company and the bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the bank’s capital ratios as of December 31, 2021, see Note 26 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

On December 21, 2020, Congress passed a $900 billion aid package, or the Consolidated Appropriations Act, 2021, which extended certain relief provisions under the March 2020 CARES Act, provided additional funds for the Paycheck Protection Program ("PPP") and extended the time of the PPP to March 31, 2021. This legislation also permitted second PPP loans to certain entities which are subject to forgiveness subject to meeting certain required criteria. It is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The bank issued approximately $879.8 million in aggregate loans under the PPP in the two years ended December 31, 2020 and 2021, of which approximately $784.9 million had been forgiven or repaid by December 31, 2021.

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

Federal Reserve Programs and Other Recent Initiatives Related to COVID-19

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. The bank was a registered lender but did not originate any of these loans. The MSLP terminated on January 18, 2021. The bank continues to monitor developments related thereto.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well-capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market. As such, institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. As of December 31, 2021, the bank did not have any deposit liabilities categorized as brokered deposits.

The FDIC has previously published industry guidance in the form of Frequently Asked Questions with respect to the categorization of deposit liabilities as brokered deposits. The FDIC published a proposed rule to modify the “national rate” definition that would apply to insured depository institutions that are less than well-capitalized in August 2019. In addition, in December 2019 and in connection with the Regulatory Relief Act, the FDIC published proposed revisions to its regulations relating to the brokered deposits restrictions. Specifically, the FDIC proposed to (i) revise the definition of the "facilitation" prong of the "deposit broker" definition; (ii) provide that a wholly-owned operating subsidiary be eligible for the insured depository institution exception to the deposit broker definition under certain circumstances; and (iii) amend the "primary purpose" exception. On December 15, 2020, the FDIC released a final rule, effective April 1, 2021, which may encourage the update of certain bank services. The changes introduced by the final rule include, among other things, (i) adding definitions of “engaged in the business of placing deposits” and “engaged in the business of facilitating the placement of deposits,” (ii) establishing certain designated business exceptions that would automatically meet the “primary purpose” exception from the deposit broker definition (Designated Business Exceptions), and (iii) formalizing an application process for the “primary purpose” exception for parties that do not qualify for the Designated Business Exceptions. The final rule did not have a material effect on the Company's financial statements.

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

•require prior approval for the acquisition of 5% or more of the voting stock of a bank or bank holding company by bank holding companies or other acquisitions and mergers with other banks or bank holding companies and require the regulators to consider certain competitive, management, financial, and anti-money laundering compliance impact on the U.S.; and

•require prior notice and/or prior approval of the acquisition of control of a bank or a bank holding company by a shareholder or individuals acting in concert with ownership or control of 10% of the voting stock being a presumption of control.

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

Other Restrictions on the Company's Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the bank has engaged in any activities determined by the Federal Reserve to be non-banking and financial in nature or incidental or complementary to activities that are financial in nature.

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

Regulation of the Bank

As a Hawaii state-chartered bank whose deposits are insured by the FDIC, the bank is subject to regulation, supervision, and regular examination by the DFI, and by the FDIC, as the bank's primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of collateral for certain loans, servicing and foreclosing on loans, transactions with affiliates, officers, directors and other insiders, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy”. Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and Office of the Comptroller of the Currency ("OCC") review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. We will continue to evaluate the impact of any changes to the regulations implementing this executive order and their impact to our financial condition, results of operations, and/or business strategies, which cannot be predicted at this time.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. On September 30, 2018, the DRR reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) Surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) Small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. Credits will be applied until exhausted when the reserve ratio is at least 1.35%. The reserve ratio exceeded the minimum 1.35% on June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020. Therefore, credits were applied on each invoice until exhausted on the June 30, 2020 invoice.

If there are additional bank or financial institution failures or if the FDIC otherwise determines or if our asset size or risk of default increases, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Incentive Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These proposed rules have not been finalized. In October 2021, the SEC reopened the comment period on its 2015 proposed rule to implement its provisions on incentive compensation which would require (i) national securities exchanges to establish listing standards that would require each issuer to develop and implement a policy providing for the recovery of incentive-based compensation based on financial information required to be reported under the securities laws that is received by current or former executive officers and (ii) disclosure of the policy.

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity stating that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. In November 2021, the federal banking agencies adopted a final rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations, including California and New York. Other states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located in or in which we conduct business.

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

Office of Foreign Assets Control ("OFAC") Regulation

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

Operations and Consumer Compliance Laws

The bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws, including the Telephone Consumer Protection Act and the CAN-SPAM Act. Noncompliance with these laws could subject the bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Company and the bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. In December 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In June 2020, the OCC issued its final CRA rule, effective October 1, 2020, while the FDIC did not finalize any revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invited public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. The bank received an "Outstanding" rating in the FDIC's 2019 Community Reinvestment Act performance evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

We will continue to evaluate the impact of any changes to bank and holding company regulations and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

Consumer Financial Protection Bureau ("CFPB")

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity with broad rule making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rule making, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons, and banks with $10 billion or more in assets are subject to supervision including examination by the CFPB. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency.

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

The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2021, the bank’s construction, land development, and other land and total CRE loans represented 22.0% and 240.6% of its capital, respectively.

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

Employees and Human Capital

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying rewards. At December 31, 2021, we employed 820 persons, 760 on a full-time basis and 60 on a part-time basis. We are not a party to any collective bargaining agreement.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences, and other training events that employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses, degree programs and fees paid for certifications.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being an exceptional service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees have the opportunity to become stockholders of the Company through a restricted stock grant issued to nearly all employees in 2020 and/or other restricted stock grants issued under our stock compensation plan, which aligns employees and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2021, the average employee has 10 years of service and 36% of our current staff had been with us for ten years or more.

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

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. The COVID-19 pandemic resulted in an extreme decline in tourism to the state of Hawaii in 2020. In 2021, we experienced a rebound in tourism, but not to the full extent of pre-pandemic levels. Should economic conditions in the state of Hawaii deteriorate again due to actual or perceived increase in COVID-19 risk, including further spread and new variants, it can negatively impact our results of operations, including our net income. In addition, material adverse effects on our business may include all or a combination of valuation impairments on our investments, loans, mortgage servicing rights, deferred tax assets or counter-party risk derivatives.

Furthermore, a prolonged or worsening pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize an allowance for credit losses in future periods on the securities we hold as well as reductions in other comprehensive income.

While most of our temporarily closed branches and offices have reopened, there is potential that our business operations may be disrupted if our workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our results of operations and our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The performance of our real estate loans depends on a number of factors, including the continued strength of the real estate markets in which we operate. As we have previously seen in the Hawaii and U.S. Mainland construction and real estate markets, the strength of the real estate market and the results of our operations could be negatively affected by an economic downturn.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity which could affect or limit our ability to satisfy our obligations and our ability to grow profitability at the same rate. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the past turmoil faced by banking organizations and the credit markets. In addition, our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates, including in the current rising interest rate environment.

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

During 2020 and 2021, our level of deposits increased materially, which was largely driven by customer response to the pandemic including market instability and deposits of PPP funds and government assistance. We cannot assure you that the bank will retain these deposits.

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

Our net interest income and net interest margin may be negatively impacted by a prolonged low interest rate environment as it may result in us holding lower yielding loans and securities on our balance sheet, particularly if we are unable to replace the maturing higher yielding assets with similar higher yielding assets. Changes in the slope of the yield curve, which represents the spread between short-term and long-term interest rates, could also reduce our net interest income and net interest margin. Historically, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. When the yield curve flattens, our net interest income and net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.

In a rising interest rate environment, as we are currently experiencing, there is potential for decreased demand for our loan products, an increase in our cost of funds, and the curtailment of economic recovery.

Changes in FRB policies and our regulatory environment are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

Negative developments in the global and U.S. economies could have an adverse effect on us.

Our business and operations are sensitive to business and economic conditions globally and domestically. Adverse economic and business conditions in the U.S. generally, and in our market areas, in particular, could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Other economic conditions that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation (which we are currently experiencing) and price levels (particularly for real estate), monetary policy, unemployment and the strength of the domestic economy as a whole. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Credit Risks

Our Banking-as-a-Service ("BaaS") collaboration agreements may expose us to credit risk.

Our collaboration with Swell Financial, Inc. ("Swell") and Elevate Credit, Inc. (“Elevate”) provides that the bank has entered into an agreement with Swell pursuant to which Swell will market bank consumer checking and consumer line of credit (“LOC”) accounts using the Swell brand and Swell’s digital platform. A subsidiary of Elevate will be providing the underwriting model for the LOC accounts. Another subsidiary of Elevate will cover any losses on the LOC accounts, and in addition will provide cash collateral to the bank to secure payment of such losses. Further, Elevate will be a partial guarantor of losses on the LOC accounts. While the bank believes the Elevate subsidiary’s cash collateral on deposit at the bank will be sufficient to cover any foreseeable losses on the LOC accounts, in the event the cash collateral amount is not adequately maintained or the cash collateral amount is insufficient to cover the losses on the LOC accounts and the Elevate subsidiary does not or cannot otherwise meet its obligations under its agreement with the bank and Elevate does not or cannot meet its obligations under its partial guaranty, the bank may incur losses on the LOC accounts. Losses associated with the LOC accounts (or the portfolios of other third parties with whom we enter into comparable BaaS relationships) in such circumstances could have a material adverse effect on our net income, results of operations and financial condition.

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 76% of our loan portfolio as of

December 31, 2021 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

Our allowance for credit loss methodology resulted in a credit to our provision for credit losses but the credit provision may not continue.

In 2021, we recorded a credit to the provision for credit losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for loan and lease losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for credit losses, due to any number of factors, including but not limited to, the elevated risk still inherent in our existing loan portfolio resulting from our high concentration of loans collateralized by real estate. If that were to occur, we may have to record a provision for loan and lease losses which would have an adverse impact on our net income. Under typical stable portfolio and market conditions, we would generally record a provision for credit losses when there is growth in our loan portfolio.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, which are regularly reevaluated and are based in part on:

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

Accordingly, charge-offs on commercial, financial and agricultural and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. In addition, these loans expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

In addition, federal and state banking regulators may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.

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

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us and our earnings may be negatively affected. In light of our current volume and mix of interest-earning assets and interest-bearing liabilities, our net interest margin could be expected to increase modestly during periods of rising interest rates, and to decline slightly during periods of falling interest rates. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 11.2% of our interest income in the year ended December 31, 2021, as compared to 12.1% of our interest income in the year ended December 31, 2020. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks (including credit, interest rate and liquidity) associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

We may be adversely impacted by the transition from LIBOR as a reference rate

In 2017, the United Kingdom Financial Conduct Authority ("FCA") announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. In March 2021, the FCA and Intercontinental Exchange (ICE) Benchmark Administration (IBA) announced that the publication of the most commonly used U.S. dollar LIBOR settings would be extended through June 30, 2023 and cease publishing other LIBOR settings after December 31, 2021. Subsequently, federal financial institution regulatory agencies in conjunction with state bank and credit union regulators issued a joint statement stressing their expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark (until cessation), what rate or rates may become accepted alternatives, (including uncertainties regarding Secured Overnight Financing Rate ("SOFR"), or what the effect of any such changes in views or alternative may be on the markets for LIBOR-indexed financial instruments. We have a cross-functional committee to lead the transition from LIBOR to a planned adoption of reference rates which could include SOFR, Prime Rate or others.

We have loans, derivatives and debt with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change our market risk profile, and require changes to risk and pricing models, valuation tools, product design and hedging strategies. Although we are unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

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

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2021, the bank had Statutory Retained Earnings of $114.0 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

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

During the second half of 2019 and throughout 2020, we invested an aggregate of approximately $40 million to upgrade our branch spaces, digital banking platforms and ATM network through an initiative we called RISE2020. RISE2020 was intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. Our RISE2020 initiative was completed in early 2021, however, the COVID-19 pandemic resulted in some revisions to our original initiatives, plans and timelines. Following the completion, we continue to monitor and further enhance our facilities, platforms and processes that were part of the RISE2020 initiative. While the investments we made in RISE2020 are projected to result in increased revenue and growth, the increases are forecasted to occur over a period of time and are heavily dependent upon our ability to continue to execute on our business and strategic objectives. We cannot provide any assurance that RISE2020 will achieve any of our objectives or will achieve our objectives to the extent we have forecasted. In particular, we may not be able to attract new business from existing customers; new customers may not be attracted to our platform despite the amount of expense we incur; and continued enhancements of RISE2020 initiatives may disrupt our operations. If our RISE2020 initiative is not successful, our overall noninterest expense will have increased without a corresponding increase in revenue and growth which could have a material adverse effect on our business, financial condition or results of operations.

Our agreements with BaaS partners may produce limited revenue and may expose us to liability for compliance violations by BaaS partners.

We recently announced the launch of a new BaaS initiative with the goal of expanding our services in Hawaii and on the U.S. Mainland by collaborating with and investing in fintech companies. In conjunction with that initiative, we intend to collaborate with Elevate Credit, Inc. and Swell Financial, Inc. where the bank will serve as the bank sponsor for a new consumer banking application. We may enter into agreements with other BaaS partners pursuant to which we will provide certain banking services for the BaaS partner customers. Our agreements with our partners will have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreements before the end of their respective terms, our revenue under the various agreements may be limited or may cease altogether. In addition, our bank regulators may hold us responsible for the activities of our bank partners with respect to the marketing or administration of their programs, which may result in increased compliance costs for us or potentially compliance violations as a result of BaaS partner activities, any of which could have a material adverse effect on our financial condition or results of operations.

Our strategy of offering BaaS has been adopted by other institutions with which we compete.

Other online banking operations as well as the online banking programs of other banks have instituted BaaS strategies similar to ours. As a consequence, we anticipate that we will encounter competition in this area currently and in the future. This competition may increase our costs, reduce our revenues or revenue growth or make it difficult for us to compete effectively in obtaining these relationships.

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, litigation, and questionable, unlawful or fraudulent activities of our partners, contract counterparties, employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective to address reputational threats in all circumstances. Negative publicity regarding our business, employees, partners, contracting counterparties, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

The ongoing design and maintenance of data and related internal controls over financial reporting related to Current Expected Credit Losses ("CECL") will require a significant amount of time and resources which may have a material impact on our results of operations.

CECL has increased the amount of data and assumptions we need to collect and review to determine the appropriate level of the allowance for credit losses. A significant amount of time and resources has been spent and will continue to be spent in order to implement and maintain CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

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

More generally, publicized information concerning security and cyber-related problems and other data privacy breaches could inhibit the use or growth of digital or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Periodically the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could adversely affect our business, financial condition and results of operations. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, in particular, institutions, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits,our ability to access the capital markets on favorable terms and our business relationships.

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

In addition, bank regulatory authorities may bring enforcement actions against banks and bank holding companies, including CPF and the bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation. Enforcement actions against us, including any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority, could include a federal conservatorship or receivership for the bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, if we were to grow beyond $10 billion in assets, we would be subject to enhanced CFPB examination and our compliance costs would increase.

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

•strategic actions by us or our competitors, such as mergers, acquisitions, restructurings, changes in products or markets, or public offerings;

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These include, among other things, the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and super-majority voting provisions in connection with certain transactions.  In particular, both federal and state law limit the acquisition of ownership of certain percentage thresholds of our common stock without providing prior notice to the regulatory agencies and obtaining prior regulatory approval or non-objection or being able to rely on an exemption from such acquisition.   See the "Supervision and Regulation" section.   We are also subject to the provisions of the Hawaii Control Share Acquisitions Act which prohibits the consummation of a “control share acquisition” (with threshold ranges starting at 10% and set at 10% intervals up to a majority) unless approved by our shareholders or otherwise exempt. Unless approved or otherwise exempt, for a period of one year after acquisition, the shares acquired by a person in a control share acquisition will be (i) denied voting rights, (ii) be nontransferable, and (iii) be subject to redemption at our option. Collectively, these provisions of our restated articles of incorporation and bylaws and applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders, limit the ability of another party to acquire a significant block of our common stock, and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2021, we had (i) $50.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.1 million and (ii) $55.0 million in principal amount of subordinated notes outstanding and accrued and unpaid interest thereon of $0.4 million. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

An investment in our common stock is not a deposit and is not insured against loss by the government or any governmental agency.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chairman and Chief Executive Officer, our Executive Vice Chair, our President and Chief Operating Officer, our Senior Executive Vice President and Chief Financial Officer, and our other executive officers and certain other employees.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office, Kaneohe branch office and certain operations offices are located. We also hold title to a portion of the land on which our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located. In 2021, we acquired title to land in Kahului, Maui where the Company intends to build its new branch and regional office.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2021, see Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2016 and ending December 31, 2021. The graph assumes the investment of $100 on December 31, 2016.

Indexed Total Annual Return
(as of December 31, 2021)

Total Return Performance
Index Value
200
150
100
50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Central Pacific Financial Corp.
Russell 2000 Index
S&P 600 Banks Index

	December 31,
Index	2016	2017	2018	2019	2020	2021
Central Pacific Financial Corp.	$100.00	$97.12	$81.59	$102.29	$69.05	$106.19
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P 600 Banks Index	100.00	97.80	88.16	106.30	93.49	126.90

As of February 5, 2022, there were 3,089 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

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

Under the terms of our trust preferred securities and subordinated notes, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities and subordinated notes were not current. Our obligations on our outstanding trust preferred securities and subordinated notes are current as of December 31, 2021.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2021, the bank had Statutory Retained Earnings of $114.0 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

In March 2020, the Company decided to suspend its share repurchase program due to the economic uncertainty in the wake of the COVID-19 pandemic. On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock (the "2021 Repurchase Plan"). The Company resumed repurchases during the second quarter of 2021. During the second and third quarters of 2021, the Company repurchased 391,300 shares of common stock at a cost of $10.2 million. During the fourth quarter of 2021, we repurchased 305,594 shares of common stock at a cost of $8.4 million. A total of $6.3 million remained available for repurchase under the 2021 Repurchase Plan at December 31, 2021. In January 2021, we announced a new $30 million repurchase program which replaces the 2021 Repurchase Plan.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31	47,800	$26.29	47,800	—	$1,256,800	$13,521,540
November 1-30	154,694	28.15	154,694	—	4,355,047	9,166,493
December 1-31	103,100	27.50	103,100	—	2,835,526	6,330,967
Total	305,594	27.64	305,594	—	$8,447,373	6,330,967

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under "Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.                RESERVED

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

•Deposits: We offer a full range of deposit products and services including checking, savings and time deposits, cash management, and digital banking services. We also maintain a broad branch and ATM network in the state of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

Executive Overview

In 2021, we believe we delivered strong financial performance for the Company despite the pandemic environment.

•We recorded net income of $79.9 million, or $2.83 per diluted common share in 2021, compared to $37.3 million, or $1.32 per diluted common share in 2020.

•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 1.13% and 14.38%, respectively, in 2021, compared to ROA and ROE ratios of 0.58% and 6.85%, respectively, in 2020.

•Asset quality remains strong as our nonperforming assets totaled $5.9 million, or 0.08% of total assets at December 31, 2021, compared to $6.2 million, or 0.09% of total assets at December 31, 2020.

•We realized strong core loan growth of $462.6 million, or 10.2% (excluding Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans), or total loan growth of $137.5 million, or 2.8% (including PPP loans), as well as strong core deposit growth of $1.02 billion, or 19.9% in 2021.

•Our capital position and consistent profitability allowed us to increase our regular cash dividends paid from $0.92 per share in 2020 to $0.96 per share in 2021. In addition, we repurchased 696,894 shares of common stock under our share repurchase program for $18.7 million, or an average of $26.79 per share.

RISE2020

Commencing in the second quarter of 2019, the Company launched RISE2020, a multifaceted initiative intended to enhance customer experience, drive stronger long-term growth and profitability, improve shareholder returns and lower our efficiency ratio. RISE2020 included initiatives in the following key areas of opportunity: Digital Banking, Revenue Enhancements, Branch Transformation and Operational Excellence. RISE2020 was intended to provide Central Pacific Bank with premier products and services in several strategic areas.

During 2019, the outsourcing of the Company's residential mortgage loan servicing, the launch of its new website under the cpb.bank domain name and the implementation of its end-to-end commercial loan origination system was completed. During the first quarter of 2020, the Company opened its concept branch, providing its customers a glimpse into the future of Central Pacific Bank. After significant development, the Company's new online and mobile banking platforms for its retail customers launched in August 2020. The rollout of newly upgraded ATMs was completed in the fourth quarter of 2020. Despite several challenges resulting from the impact of the COVID-19 pandemic, the Company completed its RISE2020 initiative culminating with the grand opening of the fully renovated Central Pacific Plaza headquarters building and flagship main branch, and the launch of a new brand design in early January 2021. Following the completion, we continue to monitor and further enhance our facilities, platforms and processes that were part of the RISE2020 initiative.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the successful product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched with a VIP waitlist campaign and a large social media influencer campaign. As of February 18, 2022, over 3,500 Shaka accounts have been opened since the product launch on November 8, 2021.

Beginning in the first quarter of 2022, the Company will continue its BaaS initiatives with an equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. There will also be a collaboration between the Company, Swell and Elevate Credit, Inc. (NYSE:ELVT), a leading provider of digital lending solutions. Swell is scheduled to launch its first product in mid-2022, which is all-digital and available for consumers across most of the U.S. Mainland.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part II, Item 8. Financial Statements and Supplementary Data."

COVID-19 Pandemic

The ongoing novel coronavirus disease ("COVID-19") pandemic caused significant disruption in the local, national and global economies and financial markets in 2020. While the economy now appears to be on a track for recovery and most COVID-19 related restrictions have been lifted, continuation and worsening of COVID-19 could cause reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. While interest rates have remained low, inflation has significantly increased. We expect future increases in interest rates to moderate inflation which in effect may adversely impact the Company's loan origination and sales and pressure funding costs. Changes in market interest rates, which we do not control or have little to no influence over, affect our net interest income, margins and profitability. Therefore, we control the composition of our financial assets and liabilities with asset repricing options and maintain models that monitor those positions and sensitivity of our interest rate risk to best mitigate the adverse effects of the changing interest rate environment.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. Hawaii's economy which was significantly impacted by COVID-19, appears to be on track for recovery. Most of the government imposed restrictions have been loosened, and the tourism industry has started to rebound. While like the rest of the nation, the state of Hawaii experienced a rise in COVID-19 cases related to the Delta and Omicron variants, the recent cases have been less severe. Large scale shutdowns like those that occurred in 2020 are unlikely as the majority of the population is now vaccinated and it is anticipated that we will shift from a pandemic to an endemic as society learns to live with the virus. As of February 2, 2022 the Centers for Disease Control and Prevention reported there were 224,257 cumulative cases (7-day moving average of 1,463 new infections and 10.3% positivity rate) and 1,204 COVID-19-related deaths in Hawaii. As of February 2, 2022, 75.0% of Hawaii's population has been fully vaccinated.

The state of Hawaii has successfully run its ‘Safe Travels’ program since July 2021, which allows travelers who were fully vaccinated in the United States or its territories to enter Hawaii on domestic flights without pretravel testing/quarantine starting the 15th day after the completion of their vaccination. Visitor arrivals greatly increased in the summer of 2021 with the daily average exceeding 30,000 per day in July 2021, or approximately 90% of pre-pandemic levels. However, in August 2021, similar to many other states, Hawaii experienced a spike in COVID-19 cases due to the Delta variant. To mitigate further spread and due to concerns over hospital capacity, Governor Ige asked that only essential travel to Hawaii occur which resulted in a decline to approximately 20,000 per day in September 2021. Governor Ige welcomed back vaccinated visitors in November

2021. Travel picked up during the holidays in December 2021 and visitors averaged approximately 27,000 per day. In January 2022, visitors were approximately 23,000 per day. In response to the Omicron variant, certain foreign travel restrictions have been imposed which will delay the return of international visitors, and the full impacts in Hawaii remain uncertain.

Hawaii's unemployment rate decreased to 5.7% during the month of December 2021 and is significantly down from its peak of 21.9% in April and May of 2020.

Financial position and results of operations

Through guidance from regulatory agencies, the Company prudently worked with its borrowers impacted by COVID-19 to defer payments, interest, and fees. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic peaked at $605 million in May 2020. Since then nearly all borrowers who received payment forbearance or deferral have resumed payments. As of December 31, 2021, $0.4 million, or 0.01% of the total loan portfolio, remained on payment deferral.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of December 31, 2021.

To support our customers during the onset of the pandemic, the Company temporarily waived non-CPB ATM fees and early withdrawal fees on our time deposits and granted temporary increases on debit card and mobile deposit transaction limits throughout the second quarter of 2020. Beginning July 1, 2020, we reinstated these fees that were waived throughout the previous quarter, but the temporary increases on debit card and mobile deposit transaction limits remain in place.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests and comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company maintains access to multiple sources of liquidity and wholesale funding markets have remained open. During 2020 and 2021, we experienced a significant inflow of deposits due to government stimulus and general market uncertainty; however, this may not continue.

To further strengthen its capital position, the Company issued $55.0 million in subordinated debt in October 2020 which is classified as tier 2 capital for regulatory purposes, and down-streamed $46.8 million of the net proceeds from our offering to the bank, which qualifies as tier 1 capital for regulatory purchases for the bank.

In March 2020, we decided to suspend our share repurchase program in light of the pandemic. In January 2021, our Board of Directors approved a new authorization to repurchase up to $25 million in common stock. In 2021, the Company repurchased 696,894 shares of common stock under our share repurchase program for $18.7 million, or an average of $26.79 per share.

During the second and third quarters of 2021, the Company repurchased 391,300 shares of common stock for $10.2 million and recorded $6.5 million against common stock and $3.7 million against retained earnings. During the fourth quarter of 2021, the Company elected to apply the total cost of all shares repurchased in 2021 and going forward as a reduction to common stock. This resulted in a $3.7 million reclassification adjustment to increase retained earnings and a corresponding $3.7 million decrease in common stock during the fourth quarter of 2021 related to the repurchases completed in the second and third quarters of 2021. This reclassification adjustment did not impact net income, our consolidated statements of income, comprehensive income and cash flows, or any of the Company's financial ratios.

Asset valuation

COVID-19 has not affected the Company’s ability to account timely for the assets on its balance sheet. The Company has also not made significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP, except for updating certain valuation assumptions to account for pandemic-related circumstances such as widening credit spreads.

The Company has a significant real estate loan portfolio. Thus far, Hawaii real estate market continues to be extremely strong and real estate collateral values have remained relatively stable, but we cannot be assured this will continue.

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

The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. In September 2021, the Company implemented required weekly COVID testing for the small portion of its workforce that remained unvaccinated. Over 95% of the Company’s employees are fully vaccinated as of December 31, 2021.

Lending operations and accommodations to borrowers

To support its customers during the onset of the pandemic in 2020, the Company moved quickly to put in place a number of COVID-19 relief programs for its consumer and business customers affected by the pandemic. For its customers, the Company offered an employment disruption loan as well as consumer, commercial, commercial mortgage, and residential mortgage payment deferral programs. In addition, we waived non-CPB ATM fees and early withdrawal fees on our time deposits throughout the second quarter of 2020 and increased spending cap limits on debit cards and mobile deposit limits to $10,000 daily. Beginning July 1, 2020, the previously waived fees were reinstated but the increased spending cap limits will remain in place temporarily.

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

The Company has developed a PPP forgiveness portal and, with assistance from a third party vendor, has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling $784.9 million as of December 31, 2021. A total outstanding balance of $94.9 million and net deferred fees of $3.5 million remain as of December 31, 2021. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company had previously become aware of two PPP loans that it originated for $10.0 million and $3.0 million, in which they were under investigation for borrower fraud and/or misrepresentations. The $10.0 million PPP loan was fully repaid for all principal and interest outstanding by the SBA in the third quarter of 2021 under their 100% guarantee. The $3.0 million loan was partially forgiven by the SBA, and the remaining principal balance on the loan totaled $0.3 million at December 31, 2021.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company was deferring either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial and industrial loan customers on a case-by-case basis depending on need. Nearly all of loans that were granted forbearance or deferral have returned to payment. As of December 31, 2021, the Company had loan payment forbearance or deferrals on outstanding balances of $0.4 million, or 0.01% of total loans.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks are provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. As of December 31, 2021, there were no loans with modifications that did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral. The Company no longer has a reserve on accrued interest receivable as of December 31, 2021.

Credit

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

The volume of loan payment deferrals granted peaked in May 2020 at approximately $605 million in total loan balances, and has since declined to $0.4 million, or 0.01% of total loans, at December 31, 2021. Most borrowers have resumed payments with the total count on active deferral dropping from a peak of 467 at May 31, 2020 to 36 at December 31, 2021. The Company is providing alternative payment plans on a limited basis following the end of the payment deferral period. Our consumer loan payment deferrals totaled $0.4 million at December 31, 2021, compared to $2.3 million at December 31, 2020. There were no residential mortgage loans on active payment forbearance at December 31, 2021, compared to $70.4 million at December 31, 2020. There were no commercial, commercial real estate and construction loan portfolio loans on active payment deferral at December 31, 2021, compared to $47.5 million at December 31, 2020.

Criticized loans at December 31, 2021 decreased by $116.3 million from the previous year to $76.0 million, or 1.5% of the total loan portfolio excluding PPP loans. Special mention loans decreased by $110.8 million to $31.7 million, or 0.6% of the total loan portfolio excluding PPP loans. Classified loans decreased by $5.5 million to $44.3 million, or 0.9% of the total loan portfolio excluding PPP loans.

The Company believes that the residential, home equity and commercial real estate and construction loan portfolios are lower risk. These loans comprise of $3.86 billion or 77.0% of our total loan portfolio, net of PPP loans. Overall, the Company's loan portfolio remains well diversified.

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

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continued to be impacted by the COVID-19 pandemic in 2021, however the state is making progress towards economic recovery as travel restrictions have started to loosen. Starting July 2021, passengers arriving from out-of-state could bypass the State’s mandatory 10-day self-quarantine if they were fully vaccinated in the United States or with a valid negative COVID-19 NAAT test result from a Trusted Testing Partner prior to their departure through the Safe Travels program.

According to preliminary year-end statistics from the Hawaii Tourism Authority ("HTA"), approximately 6.8 million total visitors arrived in the state in the year ended December 31, 2021. This was an increase approximately 150.3% from the 2.7 million visitor arrivals in the year ended December 31, 2020, but a decline of approximately 34.7% from the pre-pandemic and record year in 2019. The HTA also reported that total spending by visitors was $13.0 billion in the year ended December 31,

2021 (total spending statistics for 2020 were not available), which declined by approximately 26.6% from the pre-pandemic and record year in 2019. According to a recent report by The Economic Research Organization at the University of Hawaii ("UHERO"), total visitor arrivals is expected to increase to approximately 8.3 million in 2022 and visitor spending is expected to increase to approximately $16.5 billion in 2022.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate 5.7% in the month of December 2021, The unemployment rate of 5.7% in December 2021 continues to decline from the high of 21.9% in the months of April and May 2020, but remains above the national seasonally adjusted unemployment rate of 3.9%. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to be around 5.4% in 2022.

Hawaii's economy is measured by the growth of real personal income and real gross state product. The State of Hawaii's Department of Business, Economic Development and Tourism ("DBEDT") is expected to report real personal income grew by approximately 0.1% and real gross state product grew by approximately 3.9% for 2021. DBEDT projects real personal income to decline by 3.2% and real gross state product to increase by 3.0% for 2022.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. 2021 was a record year for the Oahu real estate market. According to the Honolulu Board of Realtors, the median resale price for a single-family on Oahu exceeded $1 million during the months of August to December 2021. For the year ended December 31, 2021, the median price for a single-family home on Oahu was $990,000, representing an increase of 19.3% from the median resale price of $830,000 for the year ended December 31, 2020. The median resale price for condominiums on Oahu was $475,000 for the year ended December 31, 2021, representing an increase of 9.2% from the median resale price of $435,000 for the year ended December 31, 2020. Oahu unit sales volume increased by 17.9% for single-family homes, and increased by 53.1% for condominiums in 2021 from 2020.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, provision for credit losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate our results of operations would be negatively impacted. See the "Overview of Results of Operations—Concentrations of Credit Risk" section for a further discussion on how a deteriorating real estate market, combined with the elevated concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. On March 3, 2020, the Federal Reserve reduced the Federal Funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the Federal Funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. During the remainder of 2020 and all of 2021, the Federal Reserve elected to hold the Federal Funds rate at 0% to 0.25%. Officials expect rates to increase beginning in 2022 due to increased inflation risks.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2021, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report.

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through December 31, 2021, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans as the most critical to the financial statement presentation. The total ACL on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses". The ACL is established through provisioning of current expected credit losses as a charge to current earnings. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed while allowance is credited if subsequent recoveries are made. The amount maintained in the ACL reflects management’s continuing evaluation of the estimated credit losses expected to be recognized over the life of the loans in our loan portfolio at the balance sheet date. Allowance for credit losses is measured on a collective basis when similar risk characteristics exist. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the expected credit losses in the loan portfolio. The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Overview of Results of Operations

2021 vs. 2020 Comparison

In 2021, we recognized net income of $79.9 million, or fully diluted earnings per common share ("EPS") of $2.83, compared to net income of $37.3 million, or EPS of $1.32, in 2020. Our ROA and ROE for 2021 was 1.13% and 14.38%, respectively, compared to 0.58% and 6.85%, respectively, in 2020.

We recorded a credit to the provision for credit losses of $14.6 million in 2021, compared to a debit to the provision of $42.1 million in 2020. The credit to the provision for credit losses was driven by the improved economic forecast assumptions used in our credit reserve modeling, improvements in the loan portfolio and lower net charge-offs in 2021.

Net interest income increased by $13.4 million from 2020 to 2021, primarily driven by higher net interest income and fees on PPP loans, combined with lower deposit and borrowing costs due to the historically low interest rate environment, partially offset by lower yields earned on the loans and investment securities portfolios.

Other operating income decreased by $2.1 million from 2020 to 2021. The decrease in other operating income was primarily due to lower mortgage banking income, partially offset by higher ATM fees included in other service charges and fees. See Table 3 - Components of Other Operating Income for more information.

Other operating expense increased by $11.3 million from 2020 to 2021. The increase was primarily due to higher salaries and employee benefits, higher legal and professional services, higher advertising expense, and higher directors' deferred compensation plan expense. The higher salaries and employee benefits in 2021 is primarily attributable to strategic hirings for the Company's RISE2020 and BaaS initiatives, higher incentive compensation due to stronger Company performance,and non-recurring severance costs. See Table 4 - Components of Other Operating Expense for more information.

2020 vs. 2019 Comparison

In 2020, we recognized net income of $37.3 million, or EPS of $1.32, compared to net income of $58.3 million, or EPS of $2.03, in 2019. Our ROA and ROE for 2020 was 0.58% and 6.85%, respectively, compared to 0.99% and 11.36%, respectively, in 2019.

We recorded a provision for credit losses of $42.1 million in 2020, compared to a credit of $6.3 million in 2019. The higher provision for credit losses was driven by the economic forecast which captured the effect of the COVID-19 pandemic and led to the decline in net income, EPS, ROA and ROE in 2020 compared to 2019.

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

Other operating expense increased by $10.1 million from 2019 to 2020. The increase in other operating expense was primarily due to higher salaries and employee benefits, higher computer software expenses, higher legal and professional expenses, branch consolidation costs, and higher advertising expense, partially offset by lower director deferred compensation plan expense and lower entertainment and promotions expense. See Table 4 - Components of Other Operating Expense for more information.

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

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2021			2020			2019
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$191,967	0.14%	$262	$13,980	0.33%	$46	$9,842	2.04%	$201
Investment securities, excluding valuation allowance:
Taxable (1)	1,269,900	1.77	22,505	1,037,209	2.25	23,371	1,120,711	2.63	29,517
Tax-exempt (1)	101,877	2.45	2,496	96,217	3.15	3,028	130,411	2.95	3,853
Total investment securities	1,371,777	1.82	25,001	1,133,426	2.33	26,399	1,251,122	2.67	33,370
Loans, incl. loans-held-for-sale (2)	5,071,516	3.82	193,778	4,855,169	3.83	186,129	4,241,308	4.31	182,657
Federal Home Loan Bank ("FHLB") stock	7,933	3.09	245	12,591	3.81	480	16,369	5.89	964
Total interest-earning assets	6,643,193	3.30	219,286	6,015,166	3.54	213,054	5,518,641	3.94	217,192
Noninterest-earning assets	434,832			403,495			369,974
Total assets	$7,078,025			$6,418,661			$5,888,615

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,300,022	0.03%	$384	$1,078,589	0.05%	$510	$984,298	0.08%	$800
Savings and money market deposits	2,099,388	0.06	1,240	1,830,972	0.13	2,416	1,556,766	0.33	5,100
Time deposits up to $250,000	230,705	0.34	795	257,708	0.75	1,921	276,241	0.88	2,417
Time deposits over $250,000	551,831	0.22	1,197	696,650	0.80	5,568	792,493	1.97	15,627
Total interest-bearing deposits	4,181,946	0.09	3,616	3,863,919	0.27	10,415	3,609,798	0.66	23,944
FHLB advances and other short-term borrowings	607	0.30	2	89,904	0.80	718	185,909	2.31	4,285
Long-term debt	105,488	3.88	4,097	117,100	3.08	3,602	101,547	4.02	4,080
Total interest-bearing liabilities	4,288,041	0.18	7,715	4,070,923	0.36	14,735	3,897,254	0.83	32,309
Noninterest-bearing deposits	2,117,423			1,691,958			1,375,903
Other liabilities	116,936			111,859			101,848
Total liabilities	6,522,400			5,874,740			5,375,005
Shareholders' equity	555,600			543,919			513,610
Non-controlling interest	25			2			—
Total equity	555,625			543,921			513,610
Total liabilities and equity	$7,078,025			$6,418,661			$5,888,615

Net interest income			$211,571			$198,319			$184,883

Interest rate spread		3.12%			3.18%			3.11%

Net interest margin		3.18%			3.30%			3.35%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$583	$(367)	$216	$84	$(239)	$(155)
Investment securities, excluding valuation allowance:
Taxable	5,233	(6,099)	(866)	(2,199)	(3,947)	(6,146)
Tax-exempt	179	(711)	(532)	(1,016)	191	(825)
Total investment securities	5,412	(6,810)	(1,398)	(3,215)	(3,756)	(6,971)
Loans, incl. loans-held-for-sale	8,163	(514)	7,649	26,627	(23,155)	3,472
FHLB stock	(178)	(57)	(235)	(223)	(261)	(484)
Total interest-earning assets	13,980	(7,748)	6,232	23,273	(27,411)	(4,138)

Interest-bearing liabilities
Interest-bearing demand deposits	118	(244)	(126)	67	(357)	(290)
Savings and money market deposits	338	(1,514)	(1,176)	919	(3,603)	(2,684)
Time deposits up to $250,000	(199)	(927)	(1,126)	(162)	(334)	(496)
Time deposits over $250,000	(1,162)	(3,209)	(4,371)	(1,892)	(8,167)	(10,059)
Total interest-bearing deposits	(905)	(5,894)	(6,799)	(1,068)	(12,461)	(13,529)
FHLB advances and other short-term borrowings	(713)	(3)	(716)	(2,212)	(1,355)	(3,567)
Long-term debt	(355)	850	495	624	(1,102)	(478)
Total interest-bearing liabilities	(1,973)	(5,047)	(7,020)	(2,656)	(14,918)	(17,574)

Net interest income	$15,953	$(2,701)	$13,252	$25,929	$(12,493)	$13,436

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments versus the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $211.6 million in 2021, which increased by $13.3 million, or 6.7%, from $198.3 million in 2020, which increased by $13.4 million, or 7.3%, from net interest income of $184.9 million recognized in 2019. The increase in net interest income for 2021 was primarily the result of higher net interest income and fees on PPP loans, combined with lower deposit and borrowing costs due to the historically low interest rate environment during the pandemic environment, partially offset by lower yields earned on the loans and investment securities portfolios. In 2021, the Company recognized net interest income and fees on PPP loans of $26.4 million, compared to $12.2 million in 2020.

Average yields earned on our interest-earning assets declined by 24 bp in the year ended December 31, 2021, from the year ended December 31, 2020. The decline in average yields earned on interest-earning assets in 2021 was primarily attributable to the 51 bp decrease in average yields earned on investment securities and the 1 bp decrease in average yields earned on loans. Excluding net interest income and fee on PPP loans, the normalized average yield on loans in 2021 was 3.58%, compared to the normalized average yield on loans in 2020 of 3.87%

Average rates paid on our interest-bearing liabilities in the year ended December 31, 2021 declined by 18 bp from the year ended December 31, 2020. The decline in average rates paid on our interest-bearing liabilities in 2021 was primarily attributable to the 58 bp decrease in average rates paid on our time deposits over $250,000, the 41 bp decrease in average rates paid on our time deposits up to $250,000, the 7 bp decrease in average rates paid on our savings and money market deposits and the 50 bp decrease in average rates paid on our FHLB advances and other short-term borrowings..

In the third quarter of 2021, $104.4 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to faster than expected prepayments. We received $104.5 million in gross proceeds and reinvested the proceeds in $98.8 million in higher yield investment securities with an average yield of 1.55% and a weighted average life of 6.1 years. The investment securities sold had an average yield of 1.13% and a weighted average life of 2.6 years. Gross realized gains and losses on the sale of the investment securities were $1.1 million and $1.0 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2021, $175.0 million in available-for-sale were sold as part of an investment portfolio rebalancing strategy due to faster than expected prepayments. We received $175.0 million in gross proceeds and reinvested the proceeds in $186.1 million in higher yield investment securities with an average yield of 1.70% and a weighted average life of 6.9 years. The investment securities sold had an average yield of -0.11% and a weighted average life of 1.6 years. Gross realized losses and gains on the sale of the investment securities were $2.2 million and $2.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2020, $89.9 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to the large downward shift in interest rates and the change in expected prepayments. We received $90.1 million in gross proceeds and reinvested the proceeds in $105.1 million in higher yield, longer duration investment securities with an average yield of 1.27% and a weighted-average life of 4.6 years. The investment securities sold had an average yield of 0.28% and a weighted-average life of 1.2 years. Gross realized losses and gains on the sale of the investment securities were $0.3 million and $0.5 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2020, $90.4 million in available-for-sale non-agency commercial mortgage-backed securities with retail mall exposure were sold to mitigate credit risk during the pandemic. The investment securities sold had an average yield of 3.44% and a weighted-average life of 14.03 years. Gross realized gains and losses on the sale of the investment securities were $0.2 million and $0.6 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Interest Income

Our primary sources of interest income include interest on loans, which represented 88.4%, 87.4%, and 84.1% of taxable-equivalent interest income in 2021, 2020 and 2019, respectively, as well as interest earned on investment securities, which represented 11.4%, 12.4% and 15.4% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $219.3 million in 2021 increased by $6.2 million, or 2.9%, from the $213.1 million earned in 2020, which decreased by $4.1 million, or 1.9%, from the $217.2 million earned in 2019.

The increase in interest income in 2021 from 2020 was primarily due to higher net interest income and fees on PPP loans of $14.2 million due to higher forgiveness and payoffs, combined with the $238.4 million increase in average investment securities which contributed to an increase of $5.4 million in current year interest income. These increases were partially offset by a decline in average yields earned on the investment securities portfolio of 51 bp, which contributed to decline in current year interest income of $6.8 million. In addition, the normalized average yield on core loans (or total loans excluding PPP loans) declined by 29 bp.

The decrease in interest income in 2020 from 2019 was primarily due to the decline in average yields earned on the loans and investment securities portfolios of 48 bp and 34 bp, respectively, which contributed to decreases in 2020 interest income of $23.2 million and $3.8 million, respectively, from 2019. The $117.7 million decline in average investment securities also contributed to a decrease of $3.2 million in 2020 interest income from 2019. These decreases were partially offset by a $613.9 million increase in average loans, which contributed to an increase of $26.6 million in 2020 interest income from 2019. The increase in average loans was largely attributable to a $358.3 million average PPP loan portfolio, which contributed to an increase of $12.2 million in 2020 net interest income and an average yield of 3.41%.

Interest Expense

In 2021, interest expense was $7.7 million which represented a decrease of $7.0 million, or 47.6%, compared to interest expense of $14.7 million in 2020, which was a decrease of $17.6 million, or 54.4%, compared to $32.3 million in 2019.

In 2021, the decreases in the average rates paid on savings and money market deposits of 7 bp, time deposits up to $250,000 of 41 bp, and time deposits of over $250,000 of 58 bp, contributed to the decrease in interest expense in 2021 from 2020 of $1.5 million, $0.9 million, and $3.2 million, respectively. In addition, the decrease in average time deposits over $250,000 and the decrease in average FHLB advances and other short-term borrowings contributed to the decrease in current year interest expense of $1.2 million and $0.7 million, respectively.

In 2020, the decreases in the average rates paid on savings and money market deposits of 20 bp, time deposits of over $250,000 of 117 bp, FHLB advances and other short-term borrowings of 151 bp, and long-term debt of 94 bp, contributed to the decrease in interest expense in 2021 from 2020 of $3.6 million, $8.2 million, $1.4 million, and $1.1 million, respectively. In addition, the decreases in average time deposits of $250,000 and over and FHLB advances and other short-term borrowings contributed to the decrease in 2020 interest expense of $1.2 million and $0.7 million, respectively.

Net Interest Margin

Our net interest margin was 3.18%, 3.30% and 3.35% in 2021, 2020 and 2019, respectively. The decrease in our net interest margin in 2021 from 2020 was primarily due to lower yields on our interest-earning assets due to the historically low interest rate environment we are currently operating in due to the pandemic environment. Average yields earned on interest-earning assets declined by 24 bp, led by declines in average yields earned on investment securities of 51 bp. Excluding net interest income and fees on PPP loans, our normalized average yield on loans declined by 29 bp. These decreases were partially offset by a 18 bp decrease in average rates paid on interest-bearing liabilities.

The decrease in our net interest margin in 2020 from 2019 was primarily due to lower yields on our interest-earning assets. Average yields earned on interest-earning assets declined by 40 bp, led by declines in average yields earned on loans and investment securities of 48 bp and 34 bp, respectively. These decreases were partially offset by a 47 bp decrease in average rates paid on interest-bearing liabilities.

During 2021, the Federal Reserve maintained its Federal Funds range at 0% to 0.25%. Federal Reserve officials have stated they expect to raise interest rates beginning in 2022 due to inflation concerns.

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 3. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2021	2020	2021	2020
(Dollars in thousands)	2021	2020	2019	to 2020	to 2019	to 2020	to 2019
Mortgage banking income:
Net loan servicing fees	$2,733	$2,754	$4,252	$(21)	$(1,498)	(0.8)%	(35.2)%
Amortization of mortgage servicing rights	(3,468)	(6,167)	(2,460)	2,699	(3,707)	(43.8)	150.7
Net gain on sale of residential mortgage loans	6,376	16,043	4,128	(9,667)	11,915	(60.3)	288.6
Unrealized gain (loss) on interest rate locks	98	(76)	63	174	(139)	(228.9)	(220.6)
Loan placement fees	1,993	1,128	702	865	426	76.7	60.7
Service charges on deposit accounts	6,358	6,234	8,406	124	(2,172)	2.0	(25.8)
Other service charges and fees	18,367	14,867	15,113	3,500	(246)	23.5	(1.6)
Income from fiduciary activities	5,075	4,829	4,395	246	434	5.1	9.9
Income from bank-owned life insurance	3,493	3,803	3,105	(310)	698	(8.2)	22.5
Net gains (losses) on sales of investment securities	150	(201)	36	351	(237)	(174.6)	(658.3)
Other:
Equity in earnings of unconsolidated entities	364	415	257	(51)	158	(12.3)	61.5
Net loss on sales of foreclosed assets	—	(15)	(145)	15	130	(100.0)	(89.7)
Income recovered on nonaccrual loans previously charged-off	261	180	320	81	(140)	45.0	(43.8)
Other recoveries	81	126	130	(45)	(4)	(35.7)	(3.1)
Commissions on sale of checks	307	279	309	28	(30)	10.0	(9.7)
Gain on sale of MasterCard stock	—	—	2,555	—	(2,555)	N.M.	(100.0)	*
Other	872	999	635	(127)	364	(12.7)	57.3
Total other operating income	$43,060	$45,198	$41,801	$(2,138)	$3,397	(4.7)	8.1

Total other operating income as a percentage of average assets	0.61%	0.70%	0.71%

* Not meaningful ("N.M.")

Note: Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Total other operating income of $43.1 million in 2021 decreased by $2.1 million, or 4.7%, from the $45.2 million earned in 2020, which increased by $3.4 million, or 8.1%, from the $41.8 million earned in 2019.

The decrease in other operating income in 2021 from 2020 was primarily due to lower mortgage banking income of $6.0 million and lower bank-owned life insurance of $0.3 million, partially offset by higher other service charges and fees of $3.5 million. The lower mortgage banking income was primarily attributable to fewer loans sold as more loans were placed in our residential mortgage loan portfolio in 2021 compared to 2020, combined with thinner gain on sale margins. The Company's Home Loans division had another impressive year with $1.18 billion in loan originations in 2021, down just slightly from the record $1.20 billion in loan originations in 2020. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the increase in market interest rates. These decreases were partially offset by higher other service charges and fees, primarily attributable to higher ATM and debit card fees. During the second quarter of 2020, certain service charges were suspended to support our customers through the pandemic. In addition, there were less transactional activity due to the pandemic resulting in lower service charges on deposit accounts and other service charges and fees during 2020.

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

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2021	2020	2021	2020
(Dollars in thousands)	2021	2020	2019	to 2020	to 2019	to 2020	to 2019
Salaries and employee benefits	$90,213	$83,848	$80,877	$6,365	$2,971	7.6%	3.7%
Net occupancy	16,133	15,162	14,299	971	863	6.4	6.0
Legal and professional services	10,452	9,035	7,354	1,417	1,681	15.7	22.9
Computer software expense	13,304	12,717	10,812	587	1,905	4.6	17.6
Communication expense	3,271	3,225	3,551	46	(326)	1.4	(9.2)
Equipment	4,344	4,531	4,353	(187)	178	(4.1)	4.1
Advertising expense	5,495	3,791	2,661	1,704	1,130	44.9	42.5
Other:
Pension plan and SERP expense	1,254	1,253	1,413	1	(160)	0.1	(11.3)
Foreclosed asset expense	3	71	251	(68)	(180)	(95.8)	(71.7)
Charitable contributions	179	272	681	(93)	(409)	(34.2)	(60.1)
FDIC insurance assessment	2,197	1,857	868	340	989	18.3	113.9
Miscellaneous loan expenses	1,657	1,708	1,246	(51)	462	(3.0)	37.1
ATM and debit card expenses	3,149	2,289	2,602	860	(313)	37.6	(12.0)
Armored car expenses	891	966	815	(75)	151	(7.8)	18.5
Entertainment and promotions	1,289	797	2,071	492	(1,274)	61.7	(61.5)
Stationery and supplies	903	890	1,049	13	(159)	1.5	(15.2)
Directors' fees and expenses	876	863	968	13	(105)	1.5	(10.8)
Directors' deferred compensation plan expense	1,292	(911)	561	2,203	(1,472)	(241.8)	(262.4)
Provision (credit) for residential mortgage loan repurchase losses	—	—	(403)	—	403	N.M.	(100.0)
Branch consolidation costs	436	1,631	—	(1,195)	1,631	(73.3)	N.M.	*
Litigation settlement	—	750	—	(750)	750	(100.0)	N.M.	*
FHLB advance prepayment fee	—	747	—	(747)	747	(100.0)	N.M.	*
Gain (loss) on disposal of fixed assets	101	552	(3)	(451)	555	(81.7)	(18,500.0)
Other	5,607	5,693	5,576	(86)	117	(1.5)	2.1
Total other operating expense	$163,046	$151,737	$141,602	$11,309	$10,135	7.5	7.2

Total other operating expense as a percentage of average assets	2.30%	2.36%	2.40%

* Not meaningful ("N.M.")

Note: Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Total other operating expense of $163.0 million in 2021 increased by $11.3 million, or 7.5%, from total operating expense of $151.7 million in 2020, which increased by $10.1 million, or 7.2%, compared to 2019.

The increase in total other operating expense in 2021, compared to 2020, was primarily due to higher salaries and employee benefits of $6.4 million, higher net occupancy expense of $1.0 million, higher legal and professional services of $1.4 million, higher advertising expense of $1.7 million, and higher directors' deferred compensation plan expenses of $2.2 million. The increase in salaries and employee benefits is primarily due to strategic hiring for our RISE2020 and BaaS initiatives, higher incentive compensation due to improved Company performance and nonrecurring severance payments. The higher advertising expense is primarily due to the Company's new branding along with marketing expenses for our new Shaka product. Fluctuations in the directors' deferred compensation expense are primarily due to volatility in the equity markets. These increases were partially offset by several nonrecurring expenses in late 2020 which included: $1.6 million in branch consolidation costs related to the consolidation of three in-store branches and one traditional branch in 2020 compared to $0.4 million in branch consolidation costs related to the consolidation of one traditional branch in 2021, $0.8 million in settlements of legal proceedings, a $0.7 million FHLB advance prepayment fee, and $0.6 million in losses on disposal of fixed assets in 2020, compared to $0.1 million in losses in 2021.

The increase in total other operating expense in 2020, compared to 2019, was primarily due to a higher salaries and employee benefits of $3.0 million, higher computer software expense of $1.9 million, higher legal and professional services of $1.7 million, higher advertising expense of $1.1 million, and higher FDIC insurance assessment of $1.0 million. The increase in the FDIC insurance assessment is primarily due to the increase in deposits, combined with the Small Bank Assessment Credits which were used up during the second quarter of 2020. In addition, the Company recognized several nonrecurring expenses in late 2020 totaling $5.9 million which included: $2.0 million in employee incentives and other benefits, $1.6 million in branch consolidation costs related to the closure of three in-store branches and one traditional branch in 2020, $0.8 million in settlements of legal proceedings, a $0.7 million FHLB advance prepayment fee, $0.6 million in losses on disposal of fixed assets and $0.5 million in other nonrecurring expenses (included in other). These increases were partially offset by lower directors' deferred compensation expense of $1.5 million and lower entertainment and promotions expense of $1.3 million.

A key measure of operating efficiency tracked by management is the efficiency ratio, which is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. Our efficiency ratio increased to 64.16% in 2021, compared to 62.47% in 2020 and 62.69% in 2019. The increase in our efficiency ratio in 2021 was primarily driven by the aforementioned increases in other operating expenses, partially offset by increases in net interest income.

In 2021, the provision for off-balance sheet credit exposures was reclassified from other operating expense and is now included in the provision for credit losses in the consolidated statements of income. The efficiency ratio in prior periods has been adjusted retrospectively to reflect this change.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of the provision for credit losses in the consolidated statements of income:

Table 5. Reconciliation of Efficiency Ratio

	Year Ended December 31, 2021
(Dollars in thousands)	2021	2020	2019
As Reclassified:
Total other operating expenses	$163,046	$151,737	$141,602

Net interest income	211,047	197,683	184,074
Total other operating income	43,060	45,198	41,801
Total revenue	$254,107	$242,881	$225,875

Efficiency ratio	64.16%	62.47%	62.69%

Unadjusted:
Total other operating expenses	$163,046	$154,731	$141,631

Net interest income	$211,047	$197,683	$184,074
Total other operating income	43,060	45,198	41,801
Total revenue	$254,107	$242,881	$225,875

Efficiency ratio	64.16%	63.71%	62.70%

Impact of Change:
Total operating expenses	$—	$(2,994)	$(29)

Net interest income	—	—	—
Total other operating income	—	—	—
Total revenue	$—	$—	$—

Efficiency ratio	—%	(1.24)%	(0.01)%

Income Taxes

In 2021, the Company recorded income tax expense of $25.8 million, compared to $11.8 million in 2020, and $19.6 million in 2019. Our effective tax rate was 24.4% in 2021 compared to 24.0% in 2020 and 25.2% in 2019.

The increase in income tax expense and the effective tax rate in 2021 from 2020 was primarily attributable to higher pre-tax income, combined with lower tax-exempt income, decreasing the impact of net favorable permanent differences, primarily due to a credit to the provision for credit losses.

The decrease in income tax expense and the effective tax rate in 2020 from 2019 was primarily attributable to lower pre-tax income, increasing the impact of net favorable permanent differences, primarily due to a higher provision for credit losses.

As of December 31, 2021, the valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on the Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of this valuation allowance, the Company's net DTA totaled $25.8 million as of December 31, 2021, compared to a net DTA of $26.4 million as of December 31, 2020, and is included in other assets on our consolidated balance sheets.

Financial Condition

Total assets of $7.42 billion at December 31, 2021 increased by $824.5 million, or 12.5%, from the $6.59 billion at December 31, 2020, and total liabilities of $6.86 billion at December 31, 2021 increased by $813.0 million, or 13.4%, from the $6.05 billion at December 31, 2020. The increase in total assets and total liabilities in 2021 was primarily due to our strong loan and deposit growth.

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

We score consumer and small business loans using underwriting matrices ("Scorecards") developed based on the results of an analysis from a reputable national credit scoring company commissioned by our bank. The Scorecards use the attributes that were determined to most highly correlate with probability of repayment.  Those attributes include, but are not limited to the following: (i) credit score, (ii) credit limit amount, and (iii) debt-to-income ratio.

Loans totaled $5.10 billion at December 31, 2021, which increased by $137.5 million, or 2.8%, from the $4.96 billion at December 31, 2020, which increased by $514.6 million, or 11.6%, from the $4.45 billion held at December 31, 2019. Core loans, or total loans excluding PPP loans, increased by $462.6 million, or 10.2%, in 2021. The increase in our loan portfolio in 2021 was largely due to strong residential mortgage demand from new and existing customers. The increase in total loans included net increases in the following loan portfolios: residential mortgage of $185.8 million, or 11.0%, consumer of $144.5 million, or 30.1%, home equity of $86.0 million, or 15.6%, and commercial mortgage of $63.9 million, or 5.5%. These increases were partially offset by net decreases in the following loan portfolios: PPP of $325.0 million, other commercial, financial, and agricultural of $15.0 million, or 2.7%, and construction of $2.5 million, or 2.0%. In 2021, we did not foreclose on any loans. In addition, we recorded loan charge-offs of $6.1 million.

The following table sets forth information regarding outstanding loans, net of deferred (fees) costs, by category as of the dates indicated.

Table 6. Loans by Categories

	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural:
SBA PPP	$91,327	$416,375
Other	530,121	545,091
Real estate:
Construction	122,867	125,407
Residential mortgage	1,875,980	1,690,212
Home equity	637,249	551,266
Commercial mortgage	1,220,204	1,156,328
Consumer	623,901	479,434
Total loans	5,101,649	4,964,113
Allowance for credit losses	(68,097)	(83,269)
Net loans	$5,033,552	$4,880,844

The following table sets forth the geographic distribution of our loan portfolio, net of deferred (fees) costs, and related ACL as of the dates indicated.

Table 7. Geographic Distribution

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
Commercial, financial and agricultural:
SBA PPP	$87,459	$3,868	$91,327	$375,879	$40,496	$416,375
Other	422,388	107,733	530,121	426,670	118,421	545,091
Real estate:
Construction	122,867	—	122,867	125,407	—	125,407
Residential mortgage	1,875,980	—	1,875,980	1,690,212	—	1,690,212
Home equity	637,249	—	637,249	551,266	—	551,266
Commercial mortgage	922,146	298,058	1,220,204	898,055	258,273	1,156,328
Consumer	333,843	290,058	623,901	332,430	147,004	479,434
Total loans	4,401,932	699,717	5,101,649	4,399,919	564,194	4,964,113
Allowance for credit losses	(55,808)	(12,289)	(68,097)	(73,152)	(10,117)	(83,269)
Net loans	$4,346,124	$687,428	$5,033,552	$4,326,767	$554,077	$4,880,844

Commercial, Financial and Agricultural - Small Business Administration Payroll Protection Program

The bank is a SBA approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling $558.9 million and received gross processing fees of $21.2 million. In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During 2021, the Company funded over 4,600 loans totaling $320.9 million in the third round, which ended on May 31, 2021, and received additional gross processing fees of $18.4 million. The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $784.9 million as of December 31, 2021. A total outstanding balance of $94.9 million and net deferred fees of $3.5 million remain as of December 31, 2021.

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

In 2021, our commercial, financial, and agricultural loan portfolio, excluding PPP loans, decreased by $15.0 million. The decrease in 2021 was attributable to runoff in the U.S. Mainland and Hawaii portfolios of $10.7 million and $4.3 million, respectively.Our commercial, financial, and agricultural loan portfolio, excluding PPP loans, decreased by $25.2 million in 2020.

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

In 2021, our construction loan portfolio decreased by $2.5 million. Our construction loan portfolio increased by $29.6 million in 2020. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $51.3 million at December 31, 2021, compared to $59.0 million in the prior year, while remaining interest reserves was $5.2 million, or 10.1% of the outstanding principal balance of loans with interest reserves at December 31, 2021, compared to $5.3 million, or 8.9% of the outstanding principal balance of loans with interest reserves at December 31, 2020.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 8. Mortgage Loan Portfolio Composition

	December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential:
Closed-end loans	$1,875,980	50.2%	$1,690,212	49.8%
Home equity line-of-credit ("HELOC")	637,249	17.1	551,266	16.2
Subtotal	2,513,229	67.3	2,241,478	66.0

Commercial mortgage	1,220,204	32.7	1,156,328	34.0
Total mortgage loans	$3,733,433	100.0%	$3,397,806	100.0%

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

Closed-end residential mortgage loan balances as of December 31, 2021 totaled $1.88 billion, increasing by $185.8 million, or 11.0%, from the $1.69 billion held at year-end 2020, which increased by $90.4 million, or 5.7%, from the $1.60 billion held at year-end 2019. The increase in closed-end residential mortgage loan balances in 2021 was primarily due to increased demand from both new and existing customers.

Residential mortgage loans held for sale at December 31, 2021 totaled $3.5 million, a decrease of $13.2 million, or 78.8%, from the December 31, 2020 balance of $16.7 million, which increased by $7.6 million, or 83.7%, from the December 31, 2019 balance of $9.1 million. We did not securitize any residential mortgage loans in 2021, 2020 and 2019.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating or fixed interest rates, are underwritten according to policy and guidelines reviewed and approved by the Board of Directors. All HELOCs originated since early 2011 have a ten-year draw period followed by a 20-year repayment period during which the principal balance will be fully amortized. HELOCs are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if it was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio ("DTI"), and maximum combined loan-to-value ratio ("CLTV"). HELOCs are monitored based on default, delinquency, end of draw period, and maturity.

HELOC balances as of December 31, 2021 totaled $637.2 million, increasing by $86.0 million, or 15.6%, from the $551.3 million held at December 31, 2020, which increased by $60.5 million, or 12.3%, from the $490.7 million held at December 31, 2019.

Commercial Mortgage

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

Commercial mortgage balances as of December 31, 2021 totaled $1.22 billion, increasing by $63.9 million, or 5.5%, from the $1.16 billion held at December 31, 2020, which increased by $32.9 million, or 2.9%, from the $1.12 billion held at December 31, 2019. The increase in commercial mortgage balances in 2021 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 9. Consumer Loan Portfolio Composition

	December 31,
	2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Automobile	$298,415	47.8%	$250,715	52.3%
Purchased unsecured consumer	205,599	33.0	97,170	20.3
Other revolving credit plans	78,673	12.6	75,004	15.6
Student loans	1,862	0.3	3,029	0.6
Other	39,352	6.3	53,516	11.2
Total consumer	$623,901	100.0%	$479,434	100.0%

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

Consumer loans totaled $623.9 million at December 31, 2021, increasing by $144.5 million, or 30.1%, from December 31, 2020 of $479.4 million, which decreased by $90.0 million, or 15.8%, compared to the $569.4 million held at December 31, 2019.

At December 31, 2021, automobile loans, primarily indirect dealer loans, comprised 47.8% of consumer loans outstanding. Total automobile loans of $298.4 million at December 31, 2021 increased by $47.7 million, or 19.0%, from December 31, 2020 of $250.7 million, which decreased by $46.5 million, or 15.6%, from $297.2 million at December 31, 2019.

In 2021, we purchased $76.5 million in U.S. Mainland automobile portfolios, which included a $5.1 million premium over the $71.4 million outstanding balance. We did not purchase any U.S. Mainland automobile loan portfolios in 2020. In 2019, we purchased a U.S. Mainland automobile loan portfolio totaling $30.2 million, which included a $0.6 million premium over the $29.6 million outstanding balance.

Purchased unsecured consumer loans of $205.6 million at December 31, 2021 increased by $108.4 million, or 111.6%, from December 31, 2020 of $97.2 million, which decreased by $12.9 million, or 11.7%, from $110.1 million at December 31, 2019.

In 2021, we purchased $190.2 million in U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $199.8 million, reflecting a net discount of $-9.6 million In 2020, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $54.8 million for $53.2 million, reflecting a net discount of $1.6 million.

Other revolving credit plans loans include extensions of credit to individuals and totaled $78.7 million at December 31, 2021, which increased by $3.7 million, or 4.9%, from December 31, 2020 of $75.0 million, which decreased by $7.1 million, or 8.6%, from $82.1 million at December 31, 2019.

Total student loans of $1.9 million at December 31, 2021 decreased by $1.2 million, or 38.5%, from December 31, 2020 of $3.0 million, which decreased by $2.2 million, or 41.6%, from $5.2 million at December 31, 2019, primarily due to run-off.

Other consumer loans of $39.4 million at December 31, 2021 decreased by $14.2 million, or 26.5%, from December 31, 2020 of $53.5 million, which decreased by $21.4 million, or 28.5%, from $74.9 million at December 31, 2019.

Concentrations of Credit Risk

As of December 31, 2021, approximately $3.86 billion, or 75.6% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans. As of December 31, 2020, approximately $3.52 billion, or 71.0% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 86.3% of our loan portfolio was concentrated in the Hawaii market while 13.7% was concentrated in the U.S. Mainland as of December 31, 2021. As of December 31, 2020, 88.6% and 11.4% were concentrated in the Hawaii market and U.S. Mainland, respectively.

Our foreign credit exposure as of December 31, 2021 and December 31, 2020 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2021, all PPP loans were fixed-rate. Commercial, financial and agricultural loans, excluding PPP loans, were 56.5% fixed-rate and 43.5% variable-rate. Real estate construction loans were 40.5% fixed-rate and 59.5% variable-rate. Residential mortgage loans were 86.3% fixed-rate and 13.7% variable-rate. Home equity lines and loans were 9.5% fixed-rate and 90.5% variable-rate. Commercial mortgage loans were 51.5% fixed-rate and 48.5% variable-rate. Consumer loans were 74.9% fixed-rate and 25.1% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2021. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 20 - Interest Rate Sensitivity.

Table 10. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural - PPP
With fixed interest rates	$6,522	$88,328	$—	$—	$94,850
With variable interest rates	—	—	—	—	—
Total commercial, financial and agricultural	6,522	88,328	—	—	94,850

Commercial, financial and agricultural - Other
With fixed interest rates	44,833	123,834	130,776	10	299,453
With variable interest rates	27,058	111,911	42,639	49,322	230,930
Total commercial, financial and agricultural	71,891	235,745	173,415	49,332	530,383

Construction
With fixed interest rates	918	7,305	40,561	1,143	49,927
With variable interest rates	29,589	27,303	5,510	11,022	73,424
Total construction	30,507	34,608	46,071	12,165	123,351

Residential mortgage
With fixed interest rates	536	15,106	215,900	1,387,447	1,618,989
With variable interest rates	18	4,635	18,198	233,360	256,211
Total residential mortgage	554	19,741	234,098	1,620,807	1,875,200

Home equity
With fixed interest rates	416	5,363	29,280	25,314	60,373
With variable interest rates	3,820	11,261	8,481	551,786	575,348
Total home equity	4,236	16,624	37,761	577,100	635,721

Commercial mortgage
With fixed interest rates	11,808	158,710	459,122	—	629,640
With variable interest rates	70,665	220,528	301,305	—	592,498
Total commercial mortgage	82,473	379,238	760,427	—	1,222,138

Consumer
With fixed interest rates	8,594	373,919	84,534	344	467,391
With variable interest rates	10,458	121,137	1,361	23,768	156,724
Total consumer	19,052	495,056	85,895	24,112	624,115

Total loans	$215,235	$1,269,340	$1,337,667	$2,283,516	$5,105,758

All loans
With fixed interest rates	$73,627	$772,565	$960,173	$1,414,258	$3,220,623
With variable interest rates	141,608	496,775	377,494	869,258	1,885,135
Total loans	$215,235	$1,269,340	$1,337,667	$2,283,516	$5,105,758

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

The following table sets forth certain information with respect to the ACL as of the dates or for the periods indicated.

Table 11. Allowance for Credit Losses

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Allowance for Credit Losses ("ACL")
ACL at beginning of period	$83,269	$47,971	$47,916
Adoption of ASU 2016-13	—	3,566	—
Adjusted ACL at beginning of period	83,269	51,537	47,916

Charge-offs:
Commercial, financial and agricultural - Other	1,723	3,026	2,478
Real estate:
Residential mortgage	—	63	—
Home equity	—	—	5
Commercial mortgage	—	75	—
Consumer	4,402	8,191	8,265
Total	6,125	11,355	10,748

Recoveries:
Commercial, financial and agricultural - Other	1,004	1,157	1,174
Real estate:
Construction	1,159	131	610
Residential mortgage	358	229	524
Home equity	9	33	42
Commercial mortgage	73	16	25
Consumer	2,673	2,591	2,111
Total	5,276	4,157	4,486
Net loan charge-offs	849	7,198	6,262

(Credit) provision for credit losses on loans [1]	(14,323)	38,930	6,317

ACL at end of period	$68,097	$83,269	$47,971

Average loans outstanding	$5,071,516	$4,855,169	$4,241,308

Ratios:
ACL to total loans	1.33%	1.68%	1.08%
ACL to core loans (or total loans excluding PPP loans)	1.36%	1.83%	1.08%
ACL to nonaccrual loans	1,157.92%	1,344.78%	3,084.95%
Net loan charge-offs to average loans outstanding	0.02%	0.15%	0.15%

[1] In 2020, the Company recorded a reserve on accrued interest receivable ("AIR") of $0.2 million for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against AIR with the offset to provision for credit losses. This reserve balance of $0.2 million was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company no longer has a reserve on accrued interest receivable as of December 31, 2021. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on AIR.

Our ACL at December 31, 2021 totaled $68.1 million, which decreased by $15.2 million, or 18.2%, from December 31, 2020. When expressed as a percentage of total loans, our ACL decreased to 1.33% at December 31, 2021, from 1.68% at December 31, 2020. Excluding the PPP loan portfolio, our ratio of ACL to core loans was 1.36% at December 31, 2021.

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

During the year, we recognized a credit to the Provision of $14.6 million, or $14.3 million excluding the provision for off-balance sheet credit exposures and provision on accrued interest receivable. The credit to the Provision was primarily due to continued improvement in the economic forecast used in our credit loss modeling, combined with improvement in our loan portfolio and lower net charge-offs. We recognized $0.8 million in net charge-offs during the year.

The credit to the Provision and the decrease in our ACL as a percentage of total loans from December 31, 2020 to December 31, 2021 reflects continued improvements in credit quality and the economic forecast used in our credit loss modeling.

Our ACL as a percentage of our nonaccrual loans decreased from 1,344.78% at December 31, 2020 to 1,157.92% at December 31, 2021.

This trend was consistent with the Company's strong credit quality as represented by nonperforming assets of $5.9 million, $6.2 million, and $1.7 million at December 31, 2021, 2020 and 2019, respectively.  Net charge-offs were $0.8 million, $7.2 million, and $6.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

The following table sets forth the allocation of the ACL by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 12. Allocation of Allowance for Credit Losses

	December 31,
	2021		2020
(Dollars in thousands)	ACL	Loan Category as a % of Total Loans	ACL	Loan Category as a % of Total Loans
Commercial, financial and agricultural:
PPP	$77	1.8%	$304	8.4%
Other	10,314	10.4	18,717	11.0
Real estate:
Construction	3,908	2.4	4,277	2.5
Residential mortgage	12,463	36.8	16,484	34.0
Home equity	4,509	12.5	5,449	11.1
Commercial mortgage	18,411	23.9	22,163	23.3
Consumer	18,415	12.2	15,875	9.7
Total	$68,097	100.0%	$83,269	100.0%

The ACL allocated to PPP loans totaled $0.1 million, or 0.1%, of total PPP loans at December 31, 2021, compared to $0.3 million, or 0.1% of related loans outstanding at December 31, 2020.

The ACL allocated to other commercial, financial and agricultural loans totaled $10.3 million, or 1.9%, of total other commercial, financial and agricultural loans at December 31, 2021, compared to $18.7 million, or 3.4%, of related loans outstanding at December 31, 2020.

The ACL allocated to construction loans totaled $3.9 million, or 3.2%, of total construction loans at December 31, 2021, compared to $4.3 million, or 3.4%, of related loans outstanding at December 31, 2020.

The ACL allocated to our residential mortgage loans totaled $12.5 million, or 0.7%, of total residential mortgage loans at December 31, 2021, compared to $16.5 million, or 1.0%, of related loans outstanding at December 31, 2020.

The ACL allocated to our home equity loans totaled $4.5 million, or 0.7%, of total home equity loans at December 31, 2021, compared to $5.4 million, or 1.0%, of related loans outstanding at December 31, 2020.

The ACL allocated to commercial mortgage loans totaled $18.4 million, or 1.5%, of total commercial mortgage loans at December 31, 2021, compared to $22.2 million, or 1.9%, of related loans outstanding at December 31, 2020.

The ACL allocated to consumer loans totaled $18.4 million, or 3.0% of total consumer loans at December 31, 2021, compared to $15.9 million, or 3.3% of related loans outstanding at December 31, 2020.

The decreases in the ending ACL amount and the ACL as a percentage loans across all loan categories is primarily due to the continued improvement in credit quality and the economic forecast used in our credit loss modeling.

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

Table 13. Nonperforming Assets, Past Due and Restructured Loans

	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans [1]
Commercial, financial and agricultural - Other	$183	$1,461
Real estate:
Residential mortgage	4,623	4,115
Home equity	786	524
Consumer	289	92
Total nonaccrual loans	5,881	6,192

Other real estate owned ("OREO")
Real estate:
Residential mortgage	—	—
Total OREO	—	—
Total nonperforming assets	5,881	6,192

Accruing loans delinquent for 90 days or more [1]
Commercial, financial and agricultural - Other	945	—
Real estate:
Residential mortgage	—	567
Home equity	44	—
Consumer	374	240
Total accruing loans delinquent for 90 days or more	1,363	807

Restructured loans still accruing interest [1]
Commercial, financial and agricultural - Other	—	100
Real estate:
Residential mortgage	3,768	5,718
Commercial mortgage	1,043	1,761
Consumer	92	207
Total restructured loans still accruing interest	4,903	7,786

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$12,147	$14,785

	December 31,
(Dollars in thousands)	2021	2020
Ratios:
Nonaccrual loans as a percentage of loans	0.12%	0.12%
Total NPAs as a percentage of loans and OREO	0.12	0.12
Total NPAs and accruing loans delinquent for 90 days or more as a percentage of loans and OREO	0.14	0.14
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and OREO	0.24	0.30
Classified assets and OREO to tier 1 capital and ACL	6.42	7.49

Year-to-date changes in NPAs:
Balance at beginning of year	$6,192	$1,719
Additions	7,462	14,257
Reductions:
Payments	(3,112)	(4,006)
Return to accrual status	(1,358)	(671)
Sales of NPAs	—	(4,447)
Charge-offs, valuation and other adjustments	(3,303)	(660)
Total reductions	(7,773)	(9,784)
Balance at end of year	$5,881	$6,192

[1] Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, if any, deferrals, and other real estate, totaled $5.9 million, or 0.08% of total assets at December 31, 2021, compared to $6.2 million, or 0.09% of total assets at December 31, 2020. Nonperforming assets at December 31, 2021 were comprised entirely of nonaccrual loans totaling $5.9 million, none of which were loans classified as held for sale.

The decline in 2021 was attributable to $3.1 million in repayments, $1.4 million in loans returned to accrual status and $3.3 million in charge-offs, valuation and other adjustments, partially offset by $7.5 million in gross additions.

Net changes to nonperforming assets by category during 2021 included net decreases in commercial, financial and agricultural loans totaling $1.3 million, partially offset by net increases in Hawaii residential mortgage loans totaling $0.5 million, Hawaii home equity loans of $0.3 million, and consumer loans of $0.2 million.

Loans delinquent for 90 days or more still accruing interest totaled $1.4 million at December 31, 2021, compared to $0.8 million at December 31, 2020.

Troubled debt restructurings ("TDRs") included in nonperforming assets at December 31, 2021 consisted of four Hawaii residential mortgage loans with a combined principal balance of $0.4 million. There were $4.9 million of TDRs still accruing interest at December 31, 2021, none of which were more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan balances that remained on loan payment forbearance or deferrals due to the impact of the COVID-19 pandemic totaled $0.4 million, or 0.01% of total loans, as of December 31, 2021, compared to a peak of approximately $605 million in May 2020 and $120.2 million, or 2.4% of the total loan portfolio (or 2.6% excluding PPP loans), as of December 31, 2020.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 7.49% at December 31, 2020 to 6.42% at December 31, 2021.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 14. Distribution of Investment Securities

	December 31,
	2021		2020
(Dollars in thousands)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)	Available- for-Sale (Fair Value)	Equity Securities (Fair Value)
Debt securities:
States and political subdivisions	$236,828	$—	$168,766	$—
Corporate securities	40,646	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,334	—	33,145	—

Mortgage-backed securities:
Residential - U.S. government-sponsored entities ("GSEs")	1,198,816	—	778,826	—
Residential - Non-government sponsored entities ("Non-GSEs")	12,213	—	23,423	—
Commercial - U.S. GSEs and agencies	65,849	—	87,469	—
Commercial - Non-GSEs	42,013	—	42,972	—

Equity securities	—	—	—	1,351
Total	$1,631,699	$—	$1,182,609	$1,351

Investment securities totaled $1.63 billion at December 31, 2021, increasing by $447.7 million, or 37.8%, from the $1.18 billion held at December 31, 2020, which increased by $55.9 million, or 5.0%, from the $1.13 billion at year-end 2019.

In the third quarter of 2021, $104.4 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to faster than expected prepayments. We received $104.5 million in gross proceeds and reinvested the proceeds in $98.8 million in higher yield investment securities with an average yield of 1.55% and a weighted average life of 6.1 years. The investment securities sold had an average yield of 1.13% and a weighted average life of 2.6 years. Gross realized gains and losses on the sale of the investment securities were $1.1 million and $1.0 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2021, $175.0 million in available-for-sale were sold as part of an investment portfolio rebalancing strategy due to faster than expected prepayments. We received $175.0 million in gross proceeds and reinvested the proceeds in $186.1 million in higher yield investment securities with an average yield of 1.70% and a weighted average life of 6.9 years. The investment securities sold had an average yield of -0.11% and a weighted average life of 1.6 years. Gross realized losses and gains on the sale of the investment securities were $2.2 million and $2.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2020, $89.9 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy due to the large downward shift in interest rates and the change in expected prepayments. We received $90.1 million in gross proceeds and reinvested the proceeds in $105.1 million in higher yield, longer duration investment securities with an average yield of 1.27% and a weighted-average life of 4.6 years. The investment securities sold had an average yield of 0.28% and a weighted-average life of 1.2 years. Gross realized gains and losses on the sale of the investment securities were $0.5 million and $0.3 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the third quarter of 2020, $90.4 million in available-for-sale non-agency commercial mortgage-backed securities with retail mall exposure were sold to mitigate credit risk during the pandemic. The investment securities sold had an average yield of 3.44% and a weighted-average life of 14.03 years. Gross realized losses and gains on the sale of the investment securities were $0.6 million and $0.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted-average yields by investment type and maturity grouping at December 31, 2021.

Table 15. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$13,987	2.42%
After one but within five years	21,234	3.39
After five but within ten years	24,262	3.43
After ten years	177,345	2.29
Total debt securities - States and political subdivisions	236,828	2.52

Debt securities - Corporate:
Within one year	5,015	3.15
After one but within five years	—	—
After five but within ten years	35,631	1.66
After ten years	—	—
Total debt securities - Corporate	40,646	1.84

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	—	—
After one but within five years	956	1.75
After five but within ten years	24,519	1.36
After ten years	9,859	1.62
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	35,334	1.44

Residential mortgage-backed securities - U.S. GSEs:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	11,346	2.30
After ten years	1,187,470	1.76
Total residential mortgage-backed securities - U.S. GSEs	1,198,816	1.77

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
Within one year	—	—
After one but within five years	—	—
After five but within ten years	—	—
After ten years	12,213	3.45
Total residential mortgage-backed securities - Non-GSEs	12,213	3.45

Commercial mortgage-backed securities - U.S. GSEs and agencies:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	30,155	2.86
After ten years	35,694	1.59
Total commercial mortgage-backed securities - U.S. GSEs and agencies	65,849	2.17

Commercial mortgage-backed securities - Non-GSEs:
Within one year	—	—
After one but within five years	—	—
After five but within ten years	42,013	2.97
After ten years	—	—
Total commercial mortgage-backed securities - Non-GSEs	42,013	2.97

Total available-for-sale portfolio	$1,631,699	1.93%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

As of December 31, 2021, the weighted-average yield of the investment portfolio of 1.93% decreased by 16 bp from 2.09% in the prior year.

Deposits

The primary source of our funding comes from deposits in the state of Hawaii. In this competitive market, we strive to distinguish ourselves by providing exceptional customer service in our branch offices and through digital channels, and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of non-interest bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits less than $250,000. Time deposits in amounts of $250,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 16. Deposits by Categories

	December 31,
(Dollars in thousands)	2021	2020
Noninterest-bearing demand deposits	$2,291,246	$1,790,269
Interest-bearing demand deposits	1,415,277	1,174,888
Savings and money market deposits	2,225,903	1,932,043
Time deposits less than $100,000	136,584	149,063
Other time deposits of $100,000 to $250,000	88,873	90,149
Core deposits	6,157,883	5,136,412
Government time deposits	214,950	500,344
Other time deposits greater than $250,000	266,325	159,362
Total time deposits greater than $250,000	481,275	659,706
Total deposits	$6,639,158	$5,796,118

Total deposits of $6.64 billion at December 31, 2021 increased by $843.0 million, or 14.5%, from total deposits of $5.80 billion at December 31, 2020. Total deposits at December 31, 2020 increased by $676.1 million, or 13.2%, over the year-end 2019 balance of $5.12 billion. The increase in deposits in 2021 reflects net increases in noninterest-bearing demand deposits of $501.0 million, savings and money market deposits of $293.9 million, interest-bearing demand deposits of $240.4 million and other time deposits greater than $250,000 (excluding government time deposits) of $107.0 million. The net increases were partially offset by decreases in government time deposits of $285.4 million and other time deposits up to $250,000 totaling $13.8 million. The deposit of funds from PPP and other stimulus programs into new and existing deposit accounts, combined with an increase in the rate of personal savings largely contributed to the increases in deposits in 2020 and 2021. In addition, the Company's RISE2020 and rebranding efforts have driven more relationships to the bank, and off-balance sheet investment funds from several large clients were brought back into deposit accounts. The addition of funds from PPP and other stimulus programs may be temporary as PPP funds are spent by the businesses in accordance with the program. Going forward, the Company is focused on expanding banking relationships with the new businesses we assisted with PPP.

Core deposits totaled $6.16 billion at December 31, 2021 and increased by $1.02 billion, or 19.9%, from December 31, 2020, which increased by $769.5 million or 17.6% from December 31, 2019. Core deposits as a percentage of total deposits was 92.8% at December 31, 2021, compared to 88.6% at December 31, 2020 and 85.3% at December 31, 2019. For additional information regarding the contractual maturities of our time deposits, See Note 10 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, decreased by 53 bp in 2021, while savings and money market deposit rates decreased by 7 bp. The average rate paid on all deposits decreased 13 bp to 0.06% in 2021 from 0.19% in 2020, which decreased from 0.48% in 2019.

Table 17. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2021		2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$2,117,423	—%	$1,691,958	—%
Interest-bearing demand deposits	1,300,022	0.03	1,078,589	0.05
Savings and money market deposits	2,099,388	0.06	1,830,972	0.13
Time deposits	782,536	0.25	954,358	0.78
Total	$6,299,369	0.06	$5,555,877	0.19

We expect overall deposit rates to slightly increase in 2022 based on the Federal Open Market Committee's recent statements and the expectation of interest rate increases in 2022. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth our material contractual obligations (excluding deposit liabilities) as of December 31, 2021.

Table 18. Contractual Obligations

	Payments Due By Period
(Dollars in thousands)	Less Than One Year	Greater Than One Year	Total
Long-term debt	$—	$106,547	$106,547
Pension plan and SERP obligations	21,153	11,564	32,717
Operating leases	5,925	45,394	51,319
Purchase obligations	11,367	30,361	41,728
Other long-term liabilities	15,843	85	15,928
Total	$54,288	$193,951	$248,239

Components of short-term borrowings and long-term debt are discussed in Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt, respectively, to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Pension plan obligations include obligations under our defined benefit retirement plan and Supplemental Executive Retirement Plans, which are discussed in Note 17 - Pension Plans to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases represent leases on bank premises as discussed in Note 19 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Other long-term liabilities represent expected payments for unfunded commitments related to our investments in LIHTC partnerships and other unconsolidated entities.

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

Common and Preferred Equity

Shareholders' equity totaled $558.2 million at December 31, 2021, an increase of $11.5 million, or 2.1%, from the $546.7 million at December 31, 2020, which increased by $18.2 million, or 3.4%, from December 31, 2019. When expressed as a percentage of total assets, shareholders' equity was 7.5% at December 31, 2021, compared to 8.3% at December 31, 2020 and 8.8% at December 31, 2019. The decline in our ratio of shareholders' equity to total assets from 2019 to 2020 to 2021 was primarily attributable to the significant increases in total assets in 2020 and 2021.

Our book value per share was $20.14, $19.40, and $18.68 at year-end 2021, 2020 and 2019, respectively. The increase in our book value per share from 2020 was primarily attributable to the increase in shareholders' equity from December 31, 2019 to December 31, 2020 as described above.

The increase in shareholders' equity from December 31, 2020 to December 31, 2021 was primarily attributable to net income of $79.9 million, partially offset by other comprehensive loss of $28.1 million, cash dividends paid of $27.0 million and the repurchase of 696,894 shares of our common stock for a total cost of $18.7 million, under our stock repurchase program. During 2021 we repurchased approximately 2.5% of our common stock outstanding at December 31, 2020.
The increase in shareholders' equity from December 31, 2019 to December 31, 2020 was primarily attributable to: net income of $37.3 million and accumulated other comprehensive income of $11.7 million, partially offset by the repurchase of 206,802 shares of our common stock for a total cost of $4.7 million, under our stock repurchase program and cash dividends paid of $25.9 million. During 2020 we repurchased approximately 0.7% of our common stock outstanding at December 31, 2019.

Trust Preferred Securities

As of December 31, 2021, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The $30.0 million in floating rate trust preferred securities of Trust IV bear an interest rate of three-month LIBOR plus 2.45% and the $20.0 million in floating rate trust preferred securities of Trust V bear an interest rate of three-month LIBOR plus 1.87%. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the trusts' obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

We also previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014, and CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"), which were both canceled in January 2019.

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The notes are redeemable at our option on any interest payment date on or after November 1, 2025. The subordinated notes totaled $54.1 million as of December 31, 2021, and includes $0.9 million in debt issuance costs, which are being amortized over the expected life.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2021, on a stand-alone basis, CPF had an available cash balance of approximately $20.1 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2021, the bank had Statutory Retained Earnings of $114.0 million.

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

During the first quarter of 2020, 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the 2019 and 2020 Repurchase Plans combined.

In March 2020, the Company temporarily suspended the 2020 Repurchase Plan due to uncertainty during the current COVID-19 pandemic.

In January 2021, the Company’s Board of Directors approved a new authorization to resume repurchases of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2021 Repurchase Plan"). The new repurchase plan replaced and superseded in its entirety the 2020 Repurchase Plan, which had $26.6 million in remaining repurchase authority.

In 2021, 696,894 shares of common stock, at a cost of $18.7 million, were repurchased under the 2021 Repurchase Plan. A total of $6.3 million remained available for repurchase under the 2021 Repurchase Plan at December 31, 2021.

In January 2022, the Company’s Board of Directors approved a new authorization to resume repurchases of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The new repurchase plan replaces and supersedes in its entirety the 2021 Repurchase Plan. Our ability to repurchase shares is subject to the discretion of our Board of Directors and approval of our regulators, and there can be no assurance that the Board will repurchase shares of our common stock in the future.

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

In general, transaction risk by major area is categorized as high, medium or low by the Company. The audit plan ensures that high risk areas are reviewed annually. We utilize internal auditors and independent audit firms to test key controls of operational processes and to audit information systems, compliance management programs, loan programs and trust services.

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

Strategic risks are identified as part of the strategic planning process. Offsite strategic planning sessions, with members of the Board of Directors and Executive Committee, are held annually. The strategic review consists of an economic assessment, competitive analysis, industry outlook and risk and regulatory review.

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

The following table sets forth information regarding our interest rate sensitivity gap at December 31, 2021. The assumptions used in determining interest rate sensitivity of various asset and liability products had a significant impact on the resulting table. For purposes of this presentation, assets and liabilities are classified by the earliest repricing date or maturity. All interest-bearing demand and savings balances are included in the three-months-or-less category, even though repricing of these accounts is not contractually required and may not actually occur during that period. Since all interest rates and yields do not adjust at the same velocity or magnitude, and since volatility is subject to change, the interest rate sensitivity gap is only a general indicator of interest rate risk.

Table 19. Rate Sensitivity of Assets, Liabilities and Equity

(Dollars in thousands)	Three Months or Less	Over Three Through Six Months	Over Six Through Twelve Months	Over One Through Three Years	Over Three Years	Non-Rate Sensitive	Total
Assets
Interest-bearing deposits in other financial institutions	$247,401	$—	$—	$—	$—	$—	$247,401
Investment securities	106,308	53,680	114,929	303,208	1,053,574	—	1,631,699
Loans held for sale	3,531	—	—	—	—	—	3,531
Loans	1,049,277	294,786	416,975	1,223,697	2,121,023	(4,109)	5,101,649
FHLB stock	7,964	—	—	—	—	—	7,964
Other assets	—	—	—	—	—	426,845	426,845
Total assets	$1,414,481	$348,466	$531,904	$1,526,905	$3,174,597	$422,736	$7,419,089

Liabilities and Equity
Noninterest-bearing deposits	$2,291,246	$—	$—	$—	$—	$—	$2,291,246
Interest-bearing deposits	3,962,289	116,198	165,839	88,476	15,110	—	4,347,912
Long-term debt	51,547	—	—	—	54,069	—	105,616
Lease liability	—	—	—	—	—	40,731	40,731
Other liabilities	—	—	—	—	—	75,317	75,317
Equity	—	—	—	—	—	558,267	558,267
Total liabilities and equity	$6,305,082	$116,198	$165,839	$88,476	$69,179	$674,315	$7,419,089

Interest rate sensitivity gap	$(4,890,601)	$232,268	$366,065	$1,438,429	$3,105,418	$(251,579)	$—

Cumulative interest rate sensitivity gap	$(4,890,601)	$(4,658,333)	$(4,292,268)	$(2,853,839)	$251,579	$—	$—

ALCO also utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The monthly simulation process is designed to measure the impact of future changes in interest rates on net interest income and market value of portfolio equity and to allow ALCO to model alternative balance sheet strategies.

The following reflects our net interest income sensitivity analysis as of December 31, 2021, over a one-year horizon, assuming no balance sheet growth and given both a 100 bp upward and 100 bp downward parallel shift in interest rates.

Rate Change	Estimated Net Interest Income Sensitivity
+100bp	4.54%
-100bp	(4.67)%

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

Table 20. Interest Rate Sensitivity

	Expected Maturity Within
(Dollars in thousands)	One Year	Two Years	Three Years	Four Years	Five Years	Thereafter	Total Book Value	Total Fair Value
Interest-sensitive assets
Interest-bearing deposits in other financial institutions	$247,401	$—	$—	$—	$—	$—	$247,401	$247,401
Weighted-average yields	0.15%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%

Fixed-rate investment securities	$249,293	$167,793	$135,404	$120,240	$101,754	$831,540	$1,606,024	$1,606,024
Weighted-average yields	2.40%	2.26%	2.25%	2.38%	2.30%	2.21%	2.27%

Variable-rate investment securities	$2,559	$2,659	$2,732	$2,502	$2,598	$12,625	$25,675	$25,675
Weighted-average yields	3.83%	3.83%	3.83%	3.78%	3.78%	3.42%	3.62%

Fixed-rate loans	$540,362	$438,933	$387,442	$349,509	$373,942	$1,275,597	$3,365,785	$3,125,747
Weighted-average yields	3.80%	4.01%	3.91%	3.80%	3.30%	3.31%	3.60%

Variable-rate loans	$689,145	$292,355	$183,509	$143,505	$122,324	$312,667	$1,743,505	$1,619,163
Weighted-average yields	2.98%	2.74%	2.94%	3.01%	3.39%	3.35%	3.03%

Total - December 31, 2021	$1,728,760	$901,740	$709,087	$615,756	$600,618	$2,432,429	$6,988,390	$6,624,010

Total - December 31, 2020	$1,992,233	$1,208,531	$741,410	$491,236	$348,228	$1,397,534	$6,179,172	$6,002,944

Interest-sensitive liabilities
Interest-bearing demand and savings deposits	$3,641,180	$—	$—	$—	$—	$—	$3,641,180	$3,641,180
Weighted-average rates paid	0.05%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%

Time deposits	$603,146	$65,825	$22,651	$7,584	$7,511	$15	$706,732	$704,645
Weighted-average rates paid	0.26%	0.33%	0.67%	0.48%	0.36%	0.38%	0.28%

Long-term debt	$—	$—	$—	$—	$—	$105,616	$105,616	$94,558
Weighted-average rates paid	0.00%	0.00%	0.00%	0.00%	0.00%	3.62%	3.62%

Total - December 31, 2021	$4,244,326	$65,825	$22,651	$7,584	$7,511	$105,631	$4,453,528	$4,440,383

Total - December 31, 2020	$3,933,632	$58,320	$15,952	$11,500	$8,111	$105,719	$4,133,234	$4,120,981

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

Liquidity

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2021 was 76.8% compared to 85.6% at December 31, 2020. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

The consolidated statements of cash flows identify the three major categories of sources and uses of cash as operating, investing and financing activities. As presented in the consolidated statements of cash flows, cash provided by operating activities has provided a significant source of funds during the past three years. Cash provided by operating activities totaled $110.5 million in 2021, $76.8 million in 2020, and $72.2 million in 2019. The primary source of cash provided by operating activities continues to be our net operating income, exclusive of non-cash items such as the Provision and asset impairments.

Net cash used in investing activities amounted to $662.3 million, $596.9 million and $129.0 million in 2021, 2020 and 2019, respectively. Investment securities and lending activities generally comprise the largest components of investing activities, although the level of investment securities activities are impacted by the relationship of loan and deposit growth during the period. The Company received net loans payments of $128.6 million in 2021. In 2020 and 2019, net loan originations accounted for $479.6 million and $237.5 million, respectively, of cash used in investing activities. In addition, purchases of portfolio loans totaled $266.7 million, $53.2 million and $140.1 million in 2021, 2020 and 2019, respectively. Net purchases of investment securities totaled $498.4 million and $49.7 million in 2021 and 2020, respectively, compared to net proceeds received from sales and maturities of investment securities of $253.6 million in 2019. Net purchases of premises and equipment totaled $22.2 million, $26.0 million and $7.2 million in 2021, 2020 and 2019, respectively. Investing activities included proceeds from sales of loans originated for investment in 2020 totaled $10.7 million. We did not sell any loans originated for investment in 2021 and 2019. Proceeds from sales of foreclosed loans and other real estate of $0.2 million, and $0.1 million in 2020 and 2019, respectively. We did not sell any foreclosed loans or other real estate in 2021.

Cash provided by financing activities totaled $776.6 million, $521.2 million, and $57.6 million in 2021, 2020 and 2019, respectively. Deposit activities, borrowings and capital transactions represent the major components of financing activities. In 2021, 2020 and 2019, deposits increased by $843.0 million, $676.1 million, and $173.5 million, respectively. Net cash outflows of FHLB advances and short-term borrowings totaled $22.0 million in 2021, $128.0 million in 2020, and $47.0 million in 2019. Repayments of long-term debt totaled $115.9 million and $20.6 million in 2020 and 2019, respectively. We did not repay any long-term debts in 2021. We received $119.8 million in proceeds from long-term debt in 2020. We did not receive any proceeds from long-term debt totaled 2021 and 2019. As with investment securities, the level of net borrowings is impacted by the levels of loan and deposit growth or contraction during the period. Capital transactions, primarily cash dividends and stock repurchases, totaled $44.4 million, $30.7 million and $48.3 million of cash used in 2021, 2020 and 2019, respectively.

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

The bank is a member of and maintained a $1.83 billion line of credit with the FHLB as of December 31, 2021, of which $1.80 billion remained available as of December 31, 2021. There were no short-term advances outstanding under this arrangement as of December 31, 2021. Short-term advances outstanding under this arrangement totaled $22.0 million at December 31, 2020. There were no long-term advances with the FHLB outstanding at December 31, 2021 and 2020. FHLB advances outstanding at December 31, 2020 were secured by certain real estate loans with a carrying value of $2.75 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $32.2 million and $268.0 million at December 31, 2021 and 2020, respectively.

The bank also maintained a line of credit with the Federal Reserve discount window of $55.4 million and $64.5 million as of December 31, 2021 and 2020, respectively. There were no advances outstanding under this arrangement at December 31, 2021 and 2020. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $131.0 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 11 - Short-Term Borrowings and Note 12 - Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Holding Company Liquidity

For the holding company on a stand-alone basis, in 2021, net cash provided by operating activities amounted to $51.6 million. The primary source of funds in operating activities included dividends received from the bank of $54.0 million. Net cash used in financing activities amounted to $44.4 million, which included cash dividends of $27.0 million paid to our common shareholders and repurchases of common stock totaling $18.7 million.

In 2020, net cash provided by operating activities amounted to $24.1 million. The primary source of funds in operating activities included dividends received from the bank of $24.0 million. Net cash provided by financing activities amounted to $23.2 million. During the fourth quarter of 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which was partially offset by $1.2 million in debt issuance costs, repurchases of common stock totaling $4.7 million and cash dividends of $25.9 million paid to our common shareholders. Cash used in investing activities included a $46.8 million contribution to the bank from the proceeds received from the private placement.

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

Shareholders and the Board of Directors of
Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 5 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The provision for credit losses on loans for the year ended December 31, 2021 was a credit of $14,323,000 and the allowance for credit losses on loans as of December 31, 2021 was $68,097,000.

The allowance for credit losses on loans under the current expected credit loss methodology required by ASC 326, Financial Instruments – Credit Losses, is based on relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Historical credit loss experience provides the basis for the Company’s expected credit loss estimate. The economic forecast used in the current expected credit loss methodology includes both National and Hawaii specific economic indicators. The Company performed a loss driver analysis to determine relevant economic indicators with a strong correlation to the historical loss experience used as the basis for the expected credit loss estimate. Significant management judgments are required in the development and application of reasonable and supportable forecasts.

We identified reasonable and supportable forecasts used in the application of ASC 326 as a critical audit matter because of the significant auditor judgment and audit effort to evaluate the judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

a.Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
i.Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
ii.The accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of the underlying data.

a.Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:
i.Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
ii.Testing the accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of the underlying data.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 23, 2022

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$81,506	$97,546
Interest-bearing deposits in other financial institutions	247,401	6,521
Investment securities:
Available-for-sale debt securities, at fair value	1,631,699	1,182,609
Equity securities, at fair value	—	1,351
Total investment securities	1,631,699	1,183,960

Loans held for sale	3,531	16,687
Loans	5,101,649	4,964,113
Allowance for credit losses	(68,097)	(83,269)
Loans, net of allowance for credit losses	5,033,552	4,880,844

Premises and equipment, net	80,354	65,278
Accrued interest receivable	16,709	20,224
Investment in unconsolidated entities	29,679	29,968
Mortgage servicing rights, net	9,738	11,865
Bank-owned life insurance	169,148	163,161
Federal Home Loan Bank ("FHLB") stock	7,964	8,237
Right-of-use lease asset	39,441	45,857
Other assets	68,367	64,435
Total assets	$7,419,089	$6,594,583

Liabilities and Equity
Deposits:
Noninterest-bearing demand	$2,291,246	$1,790,269
Interest-bearing demand	1,415,277	1,174,888
Savings and money market	2,225,903	1,932,043
Time	706,732	898,918
Total deposits	6,639,158	5,796,118

FHLB advances and other short-term borrowings	—	22,000
Long-term debt	105,616	105,385
Lease liability	40,731	47,191
Other liabilities	75,317	77,156
Total liabilities	6,860,822	6,047,850

Contingent liabilities and other commitments (see Note 23)

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2021, and December 31, 2020	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,714,071 at December 31, 2021 and 28,183,340 at December 31, 2020	426,091	442,635
Additional paid-in capital	98,073	94,842
Retained earnings (accumulated deficit)	42,015	(10,920)
Accumulated other comprehensive (loss) income	(7,960)	20,128
Total shareholders' equity	558,219	546,685
Non-controlling interest	48	48
Total equity	558,267	546,733
Total liabilities and equity	$7,419,089	$6,594,583

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$193,778	$186,129	$182,657
Interest and dividends on investment securities:
Taxable investment securities	22,430	23,302	29,454
Tax-exempt investment securities	1,972	2,392	3,044
Dividend income on investment securities	75	69	63
Interest on deposits in other financial institutions	262	46	201
Dividend income on FHLB stock	245	480	964
Total interest income	218,762	212,418	216,383
Interest expense:
Interest on deposits:
Demand	384	510	800
Savings and money market	1,240	2,416	5,100
Time	1,992	7,489	18,044
Interest on short-term borrowings	2	718	4,285
Interest on long-term debt	4,097	3,602	4,080
Total interest expense	7,715	14,735	32,309
Net interest income	211,047	197,683	184,074
(Credit) provision for credit losses	(14,591)	42,111	6,346
Net interest income after provision for credit losses	225,638	155,572	177,728
Other operating income:
Mortgage banking income	7,732	13,682	6,685
Service charges on deposit accounts	6,358	6,234	8,406
Other service charges and fees	18,367	14,867	15,113
Income from fiduciary activities	5,075	4,829	4,395
Income from bank-owned life insurance	3,493	3,803	3,105
Net gains (losses) on sales of investment securities	150	(201)	36
Other	1,885	1,984	4,061
Total other operating income	43,060	45,198	41,801
Other operating expense:
Salaries and employee benefits	90,213	83,848	80,877
Net occupancy	16,133	15,162	14,299
Legal and professional services	10,452	9,035	7,354
Computer software expense	13,304	12,717	10,812
Communication expense	3,271	3,225	3,551
Equipment	4,344	4,531	4,353
Advertising expense	5,495	3,791	2,661
Other	19,834	19,428	17,695
Total other operating expense	163,046	151,737	141,602
Income before income taxes	105,652	49,033	77,927
Income tax expense	25,758	11,760	19,605
Net income	$79,894	$37,273	$58,322

Per common share data:
Basic earnings per share	$2.85	$1.33	$2.05
Diluted earnings per share	2.83	1.32	2.03
Cash dividends declared	0.96	0.92	0.90

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$79,894	$37,273	$58,322

Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(30,317)	11,826	27,568
Defined benefit plans	2,229	(107)	34
Total other comprehensive (loss) income, net of tax	(28,088)	11,719	27,602

Comprehensive income	$51,806	$48,992	$85,924

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2018	28,967,715	$—	$470,660	$88,876	$(51,718)	$(16,093)	$—	$491,725
Impact of the adoption of new accounting standards (1)	—	—	—	—	—	(3,100)	—	(3,100)
Adjusted balance at January 1, 2019	28,967,715	—	470,660	88,876	(51,718)	(19,193)	—	488,625
Net income	—	—	—	—	58,322	$—	—	58,322
Other comprehensive income	—	—	—	—	—	27,602	—	27,602
Cash dividends declared ($0.90 per share)	—	—	—	—	(25,706)	—	—	(25,706)
16,950 net shares of common stock purchased by the directors' deferred compensation plan	—	—	(416)	—	—	—	—	(416)
797,003 shares of common stock repurchased and other related costs	(797,003)	—	(22,793)	—	—	—	—	(22,793)
Share-based compensation expense	118,545	—	151	2,735	—	—	—	2,886
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (2)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	$—	$447,602	$91,611	$(22,258)	$8,409	$—	$525,364
Net income	—	—	—	—	37,273	—	—	37,273
Other comprehensive income	—	—	—	—	—	11,719	—	11,719
Cash dividends declared ($0.92 per share)	—	—	—	—	(25,935)	—	—	(25,935)
14,600 net shares of common stock purchased by the directors' deferred compensation plan	—	—	(218)	—	—	—	—	(218)
206,802 shares of common stock repurchased and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation expense	100,885	—	—	3,231	—	—	—	3,231
Non-controlling interest	—	—	—	—	—	—	48	48
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	79,894	—	—	79,894
Other comprehensive loss	—	—	—	—	—	(28,088)	—	(28,088)
Cash dividends declared ($0.96 per share)	—	—	—	—	(26,959)	—	—	(26,959)
31,748 net shares of common stock sold by directors' deferred compensation plan	—	—	889	—	—	—	—	889
696,894 shares of common stock repurchased and other related costs	(696,894)	—	(18,669)	—	—	—	—	(18,669)
Share-based compensation expense	227,625	—	1,236	3,231	—	—	—	4,467
Non-controlling interest	—	—	—	—	—	—	—	—
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") 2017-12.
(2) Represents the impact of the adoption of ASU 2016-13.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$79,894	$37,273	$58,322
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(14,591)	42,111	6,346
Depreciation and amortization of premises and equipment	6,984	6,223	6,139
Loss on disposals of premises and equipment	101	839	—
Non-cash lease expense	2,262	1,051	284
Cash flows for operating leases	(6,533)	(6,371)	(6,230)
Amortization of mortgage servicing rights	3,468	6,167	2,460
Write down of other real estate, net of loss on sale	—	79	252
Net amortization and accretion of premium/discount on investment securities	9,176	9,905	9,271
Share-based compensation expense	3,231	3,231	2,735
Net (gain) loss on sales of investment securities	(150)	201	(36)
Net gain on sales of residential mortgage loans	(6,376)	(16,043)	(4,128)
Proceeds from sales of loans held for sale	166,144	418,381	207,686
Origination of loans held for sale	(146,612)	(409,942)	(205,994)
Equity in earnings of unconsolidated entities	(365)	(415)	(257)
Distributions from unconsolidated entities	480	330	246
Net increase in cash surrender value of bank-owned life insurance	(5,043)	(5,845)	(3,259)
Deferred income tax expense (benefit)	10,828	(13,087)	(3,965)
Net tax benefit (expense) from share-based compensation	200	(258)	253
Net change in other assets and liabilities	7,390	2,962	2,067
Net cash provided by operating activities	110,488	76,792	72,192

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	291,734	351,180	252,079
Proceeds from sales of available-for-sale and equity investment securities	281,191	180,103	53,935
Purchases of available-for-sale investment securities	(1,071,360)	(581,008)	(55,011)
Redemption of MasterCard Class B common stock	—	—	2,555
Loan payments (originations), net	128,595	(479,619)	(237,493)
Purchases of loan portfolios	(266,712)	(53,158)	(140,085)
Proceeds from sales of loans originated for investment	—	10,691	—
Proceeds from sales of foreclosed loans and other real estate	—	213	140
Purchases of bank-owned life insurance	(3,550)	—	—
Proceeds from bank-owned life insurance death benefits	2,606	2,340	1,043
Purchases of premises and equipment	(22,161)	(25,997)	(7,197)
Distributions from unconsolidated entities	—	—	622
Contributions to unconsolidated entities	(2,912)	(8,437)	(1,222)
Proceeds from redemption of FHLB stock	273	6,746	1,662
Net cash used in investing activities	(662,296)	(596,946)	(128,972)

Cash flows from financing activities:
Net increase in deposits	843,040	676,095	173,533
Proceeds from long-term debt	—	119,782	—
Repayments of long-term debt	—	(115,944)	(20,619)
Net decrease in FHLB advances and other short-term borrowings	(22,000)	(128,000)	(47,000)
Cash dividends paid on common stock	(26,959)	(25,935)	(25,706)
Repurchases of common stock	(18,669)	(4,749)	(22,793)
Net proceeds from issuance of common stock and stock option exercises	1,236	—	151
Net cash provided by financing activities	776,648	521,249	57,566

Net increase in cash and cash equivalents	224,840	1,095	786

Cash and cash equivalents at beginning of year	104,067	102,972	102,186
Cash and cash equivalents at end of year	$328,907	$104,067	$102,972

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,320	$17,296	$33,072
Income taxes	22,678	20,044	24,101

Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$(889)	$218	$416
Net reclassification of loans to foreclosed loans and other real estate	—	128	142
Net transfer of portfolio loans to loans held for sale	—	6,565	—
Net transfer of investment securities from held-to-maturity to available-for-sale	—	—	(149,042)
Right-of-use lease assets obtained in exchange for lease liabilities	—	—	56,779

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020, and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 30 branches and 69 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, full-service ATMs, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

Operating Segments

Operations, resource allocation and financial performance are managed by the Company's Executive Committee, or its chief operating decision maker ("CODM"), on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Reclassifications

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. These reclassifications did not impact net income, shareholders' equity and the consolidated balance sheets.

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

We have 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated entities: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

We have low income housing tax credit partnership investments that are accounted for under the proportional amortization method and are included in investment in unconsolidated entities.

During the second quarter of 2021, the Company invested $2.0 million in the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The investment is accounted for under the cost method and is also included in investment in unconsolidated entities. We also have other non-controlling equity investments in affiliates that are accounted for under the cost method and are also included in investment in unconsolidated entities.

Our investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.2 million, $25.9 million and $3.6 million, respectively, at December 31, 2021 and $0.3 million, $28.1 million and $1.6 million, respectively, at December 31, 2020. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Risks and Uncertainties

COVID-19 Pandemic

The ongoing novel coronavirus disease ("COVID-19") pandemic caused significant disruption in the local, national and global economies and financial markets in 2020. While the economy appears to be on a track for recovery and most COVID-19 related restrictions have been lifted, continuation and worsening of COVID-19 could cause reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. Such events could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, higher provisions for credit losses and valuation impairments on the Company's investments, loans, mortgage servicing rights, deferred tax assets, or derivatives.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2021 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2021.

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

As of December 31, 2021, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $4.6 million and $3.9 million as of December 31, 2021 and 2020, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $12.1 million and $16.2 million at December 31, 2021 and 2020, respectively, and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes COVID-19 modified loans have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to reserve on the accrued interest receivable for loans on active payment forbearance or deferral. As a result, during the third quarter of 2020, the Company recorded a reserve of $0.2 million against accrued interest receivable with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of December 31, 2021.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Commercial, scored small business, automobile and other consumer loans are generally placed on nonaccrual status when principal and/or interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. Residential mortgage and home equity loans, are generally placed on nonaccrual status when principal and/or interest payments are 120 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectability of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current for a predetermined period, normally at least six months, and full payment of principal and interest is reasonably assured.

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

The estimate also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is adjusted as a provision for off-balance sheet credit exposures. In 2021, the provision for off-balance sheet credit exposures was reclassified from other operating expense and is now included in the provision for credit losses in the consolidated statements of income. The consolidated statements of income in prior periods have been adjusted retrospectively to reflect this change.

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

Non-Controlling Interest

Non-controlling interest is comprised of capital and undistributed profits of the member of Oahu HomeLoans, LLC, other than the bank. As a result, non-controlling interest on our consolidated balance sheet totaled $48 thousand at December 31, 2021 and December 31, 2020.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We use the Black-Scholes option-pricing model to determine the fair-value of stock options, and the market price of the Company's common stock at the grant date for restricted stock awards. Share-based compensation is recognized as expense over the employee's requisite service period, generally defined as the vesting period. For awards with graded vesting, we reindexcognize compensation expense on a straight-line basis over their respective vesting period. The Company's accounting policy is to recognize forfeitures as they occur. See Note 16 - Share-Based Compensation for further discussion of our stock-based compensation.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

In August 2021, the FASB issued ASU 2021-06, "Amendments to SEC Paragraphs". This ASU amends various SEC paragraphs to reflect SEC Final Rule Releases No. 33-10786, which addresses financial disclosures about acquired and disposed businesses, and No. 33-10835, which addresses update of statistical disclosures for bank and savings and loan registrants. The ASU is effective upon issuance in August 2021. The Company adopted ASU 2021-06 effective August 9, 2021 and it did not have a material impact on our consolidated financial statements.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company will elect (1) above for all contract modifications that meet the stated criteria. As the Company currently does not utilize hedge accounting, (2) above is currently not applicable. The Company currently does not have HTM debt securities and therefore, (3) above is currently not applicable.

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation —Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

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

2. RESERVE REQUIREMENTS

On March 15, 2020, the Federal Reserve Board announced a reduction in the reserve requirement ratios on deposits to zero percent effective March 26, 2020 to support lending activity. As a result, the bank is no longer required to hold reserves on deposits. Cash and additional balances held by our bank at the Federal Reserve Bank of San Francisco at December 31, 2021 and 2020 were $71.1 million and $80.7 million, respectively.

3. INVESTMENT SECURITIES

A summary of our available-for-sale investment securities as of December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available-for-Sale:
Debt securities:
States and political subdivisions	$235,521	$3,156	$(1,849)	$236,828
Corporate securities	41,687	24	(1,065)	40,646
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,833	69	(568)	35,334
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	1,213,910	4,899	(19,993)	1,198,816
Residential - Non-government sponsored entities ("Non-GSEs")	11,942	335	(64)	12,213
Commercial - U.S. GSEs and agencies	66,287	756	(1,194)	65,849
Commercial - Non-GSEs	41,328	685	—	42,013
Total available-for-sale investment securities	$1,646,508	$9,924	$(24,733)	$1,631,699

Equity securities	$—	$—	$—	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-Sale:
Debt securities:
States and political subdivisions	$163,573	$5,370	$(177)	$168,766
Corporate securities	47,351	788	(131)	48,008
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,413	18	(286)	33,145
Mortgage-backed securities:
Residential - U.S. GSEs	762,309	16,816	(299)	778,826
Residential - Non-GSEs	22,671	786	(34)	23,423
Commercial - U.S. GSEs and agencies	85,405	2,564	(500)	87,469
Commercial - Non-GSEs	41,309	1,663	—	42,972
Total available-for-sale investment securities	$1,156,031	$28,005	$(1,427)	$1,182,609

Equity securities	$1,068	$283	$—	$1,351

The amortized cost and fair value of our equity investment securities is as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
December 31, 2021
Equity securities	$—	$—

December 31, 2020
Equity securities	1,068	1,351

The amortized cost and estimated fair value of our investment securities at December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-Sale:
Due in one year or less	$18,958	$19,002
Due after one year through five years	21,579	22,190
Due after five years through ten years	84,715	84,411
Due after ten years	187,789	187,205
Mortgage-backed securities
Residential - U.S. GSEs	1,213,910	1,198,816
Residential - Non-GSEs	11,942	12,213
Commercial - U.S. GSEs and agencies	66,287	65,849
Commercial - Non-GSEs	41,328	42,013
Total available-for-sale investment securities	$1,646,508	$1,631,699

Equity securities	$—	$—

In 2021, proceeds from the sale of available-for-sale investment securities were $279.5 million and resulted in a net realized gain of $0.2 million. Gross realized gains and losses on the sale of available-for-sale investment securities totaled $3.4 million and $3.2 million, respectively. In 2021, proceeds from the sale of equity investment securities were $1.7 million.

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

Investment securities of $455.8 million and $483.6 million at December 31, 2021 and 2020, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 153 and 37 securities in an unrealized or unrecognized loss position at December 31, 2021 and 2020, respectively. The following table summarizes securities which were in an unrealized or unrecognized loss position at

December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2021
Debt securities:
States and political subdivisions	$79,360	$(1,252)	$10,864	$(597)	$90,224	$(1,849)
Corporate securities	8,633	(235)	21,960	(830)	30,593	(1,065)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,103	(415)	10,891	(153)	26,994	(568)

Mortgage-backed securities:
Residential - U.S. GSEs	926,570	(15,883)	114,747	(4,110)	1,041,317	(19,993)
Residential - Non-GSEs	—	—	938	(64)	938	(64)
Commercial - U.S. GSEs and agencies	6,313	(205)	16,281	(989)	22,594	(1,194)
Total temporarily impaired securities	$1,036,979	$(17,990)	$175,681	$(6,743)	$1,212,660	$(24,733)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2020
Debt securities:
States and political subdivisions	$21,313	$(177)	$—	$—	$21,313	$(177)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,980	(24)	20,925	(262)	26,905	(286)

Mortgage-backed securities:
Residential - U.S. GSEs	76,402	(299)	—	—	76,402	(299)
Residential - Non-GSEs	989	(34)	—	—	989	(34)
Commercial - U.S. GSEs and agencies	16,977	(500)	—	—	16,977	(500)
Total temporarily impaired securities	$126,530	$(1,165)	$20,925	$(262)	$147,455	$(1,427)

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

Visa and MasterCard Class B Common Stock

As of December 31, 2021, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

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

4. LOANS

Loans, excluding loans held for sale, net of ACL under ASC 326 as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program ("SBA PPP")	$94,850	$425,993
Other	530,383	545,136
Real estate:
Construction	123,351	125,625
Residential mortgage	1,875,200	1,687,251
Home equity	635,721	550,216
Commercial mortgage	1,222,138	1,158,203
Consumer	624,115	479,580
Subtotal	5,105,758	4,972,004
Net deferred fees	(4,109)	(7,891)
Total loans	$5,101,649	$4,964,113

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

The Company received forgiveness payments from the SBA and repayments from borrowers totaling $784.9 million as of December 31, 2021. A total outstanding balance of $94.9 million and net deferred fees of $3.5 million as of December 31,

2021. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

We did not transfer any loans to the held-for-sale category during the year ended December 31, 2021. We transferred three loans totaling $6.6 million to the held-for-sale category during the year ended December 31, 2020, which were sold at a loss of less than $0.1 million.

The Company has purchased loan portfolios, none of which were credit deteriorated at the time of purchase.

The following table presents loan purchases by class for the periods presented:

(Dollars in thousands)	Consumer - Unsecured	Consumer - Automobile	Total
Year Ended December 31, 2021
Purchases:
Outstanding balance	$199,813	$71,432	$271,245
Purchase (discount) premium	(9,613)	5,080	(4,533)
Purchase price	$190,200	$76,512	$266,712

Year Ended December 31, 2020
Purchases:
Outstanding balance	$54,777	$—	$54,777
Purchase discount	(1,619)	—	(1,619)
Purchase price	$53,158	$—	$53,158

In the normal course of business, our bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. As of December 31, 2021 and December 31, 2020, related party loan balances were $36.4 million and $42.3 million, respectively.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Commercial, financial and agricultural - Other	$—	$—	$—	$—	$—
Real estate:
Residential mortgage	8,391	—	—	8,391	—
Home equity	786	—	—	786	—
Commercial mortgage	—	—	—	—	—
Total	$9,177	$—	$—	$9,177	$—

	December 31, 2020
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Commercial, financial and agricultural - Other	$—	$—	$676	$676	$209
Real estate:
Residential mortgage	9,833	—	—	9,833	—
Home equity	524	—	—	524	—
Commercial mortgage	—	626	—	626	—
Total	$10,357	$626	$676	$11,659	$209

Foreclosure Proceedings

The Company had $0.7 million and $1.6 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, we did not foreclose on any loans. During the year ended December 31, 2020, we foreclosed on one portfolio loan with a carrying value of $0.1 million and had no gain or loss on the transfer.

We did not sell any foreclosed properties during the year ended December 31, 2021. We sold two foreclosed properties totaling $0.2 million during the year ended December 31, 2020 at a loss of $15 thousand.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$91,327	$91,327	$—
Other	970	604	945	183	2,702	527,419	530,121	—
Real estate:
Construction	638	—	—	—	638	122,229	122,867	—
Residential mortgage	5,315	—	—	4,623	9,938	1,866,042	1,875,980	4,623
Home equity	234	—	44	786	1,064	636,185	637,249	786
Commercial mortgage	—	—	—	—	—	1,220,204	1,220,204	—
Consumer	2,444	712	374	289	3,819	620,082	623,901	—
Total	$9,601	$1,316	$1,363	$5,881	$18,161	$5,083,488	$5,101,649	$5,409

	December 31, 2020
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$416,375	$416,375	$—
Other	613	350	—	1,461	2,424	542,667	545,091	—
Real estate:
Construction	—	—	—	—	—	125,407	125,407	—
Residential mortgage	2,832	689	567	4,115	8,203	1,682,009	1,690,212	4,115
Home equity	273	3	—	524	800	550,466	551,266	524
Commercial mortgage	—	—	—	—	—	1,156,328	1,156,328	—
Consumer	2,725	906	240	92	3,963	475,471	479,434	—
Total	$6,443	$1,948	$807	$6,192	$15,390	$4,948,723	$4,964,113	$4,639

Interest income totaling $0.8 million, $0.4 million, and $3.1 million was recognized on nonaccrual loans, including loans held for sale, in 2021, 2020 and 2019, respectively. Additional interest income of $0.3 million, $0.2 million, and $0.3 million would have been recognized in 2021, 2020 and 2019, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.3 million, $0.2 million, and $0.3 million was collected and recognized on charged-off loans in 2021, 2020 and 2019, respectively.

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 are not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period.

Modifications

TDRs included in nonperforming assets at December 31, 2021 consisted of four Hawaii residential mortgage loans with a combined principal balance of $0.4 million. At December 31, 2020, TDRs included in nonperforming assets consisted of two loans with a principal balance of $0.3 million.

There were $4.9 million of TDRs still accruing interest at December 31, 2021, none of which were more than 90 days delinquent. At December 31, 2020, there were $7.8 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the year ended December 31, 2021 and 2020. The loans modified in a TDR did not have a material effect on our Provision and ACL during the years ended December 31, 2021 and 2020.

As discussed in Note 1 to these financial statements, Section 4013 of CARES Act and the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" provided banks an optional TDR election for certain loan modifications related to COVID-19 as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and meets other applicable criteria. The Company did not identify any loans as of December 31, 2021 that were modified and did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)". The Company had active loan deferrals with outstanding balances of approximately $0.4 million and $120.2 million resulting from the COVID-19 pandemic as of December 31, 2021 and 2020, respectively of which $0.4 million and $119.3 million were not classified as a TDR under the CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$48	$—
Total	1	$48	$—

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$677	$—
Real estate: Commercial mortgage	1	276	—
Consumer	11	207	—
Total	13	$1,160	$—

	Year Ended December 31, 2019
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$104	$—
Total	1	$104	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2021, 2020 and 2019.

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

The following table presents the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator and origination year as of December 31, 2021. Revolving loans converted to term as of and during the year ended ended December 31, 2021 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$84,254	$7,073	$—	$—	$—	$—	$—	$91,327
Subtotal	84,254	7,073	—	—	—	—	—	91,327
Commercial, financial and agricultural - Other:
Risk Rating
Pass	122,729	68,021	56,531	52,375	31,817	93,957	79,131	504,561
Special Mention	1,441	1,278	2,443	96	8,671	354	—	14,283
Substandard	—	982	393	682	6,623	1,847	750	11,277
Subtotal	124,170	70,281	59,367	53,153	47,111	96,158	79,881	530,121
Construction:
Risk Rating
Pass	35,236	25,430	3,196	28,333	288	20,090	9,376	121,949
Substandard	—	—	—	918	—	—	—	918
Subtotal	35,236	25,430	3,196	29,251	288	20,090	9,376	122,867
Residential mortgage:
Risk Rating
Pass	670,011	478,891	180,687	75,820	92,394	372,539	42	1,870,384
Special Mention	—	973	—	—	—	—	—	973
Substandard	—	—	—	577	881	3,165	—	4,623
Subtotal	670,011	479,864	180,687	76,397	93,275	375,704	42	1,875,980
Home equity:
Risk Rating
Pass	26,479	13,008	10,329	10,593	480	7,743	567,600	636,232
Special Mention	—	—	—	—	—	—	187	187
Substandard	—	176	—	79	—	575	—	830
Subtotal	26,479	13,184	10,329	10,672	480	8,318	567,787	637,249
Commercial mortgage:
Risk Rating
Pass	229,108	126,169	146,584	126,014	153,041	387,751	9,472	1,178,139
Special Mention	—	—	3,106	3,219	283	9,455	—	16,063
Substandard	—	—	1,760	8,050	1,784	14,408	—	26,002
Subtotal	229,108	126,169	151,450	137,283	155,108	411,614	9,472	1,220,204
Consumer:
Risk Rating
Pass	308,326	96,066	91,194	41,995	20,719	9,446	55,311	623,057
Special Mention	—	—	181	—	10	7	—	198
Substandard	10	35	128	80	19	221	—	493
Loss	—	—	—	—	—	153	—	153
Subtotal	308,336	96,101	91,503	42,075	20,748	9,827	55,311	623,901
Total	$1,477,594	$818,102	$496,532	$348,831	$317,010	$921,711	$721,869	$5,101,649

The following tables present by class and credit indicator, the recorded investment in the Company's loans as of December 31, 2021 and 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred (Fees) Costs	Total
December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$94,850	$—	$—	$—	$94,850	$(3,523)	$91,327
Other	504,823	14,283	11,277	—	530,383	(262)	530,121
Real estate:
Construction	122,433	—	918	—	123,351	(484)	122,867
Residential mortgage	1,869,604	973	4,623	—	1,875,200	780	1,875,980
Home equity	634,704	187	830	—	635,721	1,528	637,249
Commercial mortgage	1,180,074	16,062	26,002	—	1,222,138	(1,934)	1,220,204
Consumer	623,271	181	510	153	624,115	(214)	623,901
Total	$5,029,759	$31,686	$44,160	$153	$5,105,758	$(4,109)	$5,101,649

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred (Fees) Costs	Total
December 31, 2020
Commercial, financial and agricultural:
SBA PPP	$425,993	$—	$—	$—	$425,993	$(9,618)	$416,375
Other	471,085	67,177	6,874	—	545,136	(45)	545,091
Real estate:
Construction	122,782	2,843	—	—	125,625	(218)	125,407
Residential mortgage	1,680,762	1,736	4,753	—	1,687,251	2,961	1,690,212
Home equity	548,985	707	524	—	550,216	1,050	551,266
Commercial mortgage	1,051,122	69,786	37,295	—	1,158,203	(1,875)	1,156,328
Consumer	478,998	250	284	48	479,580	(146)	479,434
Total	$4,779,727	$142,499	$49,730	$48	$4,972,004	$(7,891)	$4,964,113

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activity in the ACL for loans under ASC 326 during the years ended December 31, 2021 and 2020 and under previous GAAP during the year ended December 31, 2019:

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
(Credit) provision for credit losses on loans [1]	(227)	(7,684)	(1,528)	(4,379)	(949)	(3,825)	4,269	(14,323)
Subtotal	77	11,033	2,749	12,105	4,500	18,338	20,144	68,946
Charge-offs	—	1,723	—	—	—	—	4,402	6,125
Recoveries	—	1,004	1,159	358	9	73	2,673	5,276
Net charge-offs (recoveries)	—	719	(1,159)	(358)	(9)	(73)	1,729	849
Ending balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2020
Beginning balance	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses on loans [1]	304	13,077	1,875	2,383	2,824	8,485	9,982	38,930
Subtotal	304	20,586	4,146	16,318	5,416	22,222	21,475	90,467
Charge-offs	—	3,026	—	63	—	75	8,191	11,355
Recoveries	—	1,157	131	229	33	16	2,591	4,157
Net charge-offs (recoveries)	—	1,869	(131)	(166)	(33)	59	5,600	7,198
Ending balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2019
Beginning balance	$—	$8,027	$1,202	$14,349	$3,788	$13,358	$7,192	$47,916
Provision (credit) for credit losses on loans	—	1,413	(20)	(1,546)	381	(2,270)	8,359	6,317
Subtotal	—	9,440	1,182	12,803	4,169	11,088	15,551	54,233
Charge-offs	—	2,478	—	—	5	—	8,265	10,748
Recoveries	—	1,174	610	524	42	25	2,111	4,486
Net charge-offs	—	1,304	(610)	(524)	(37)	(25)	6,154	6,262
Ending balance	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971

[1] In 2020, the Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable.as of December 31, 2021. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on accrued interest receivable of $0.2 million.

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the years ended December 31, 2021 and 2020 and under previous GAAP during the year ended December 31, 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance, beginning of year	$4,884	$1,272	$1,243
Impact of adoption of ASC 326	—	740	—
Balance after adoption of ASC 326	4,884	2,012	1,243
(Credit) provision for off-balance sheet credit exposures	(80)	2,872	29
Balance, end of year	$4,804	$4,884	$1,272

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

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Land	$14,184	$11,616
Office buildings and improvements	141,628	125,132
Furniture, fixtures and equipment	35,515	37,839
Gross premises and equipment	191,327	174,587
Accumulated depreciation and amortization	(110,973)	(109,309)
Net premises and equipment	$80,354	$65,278

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net occupancy	$4,570	$3,616	$3,401
Equipment	2,414	2,607	2,738
Total	$6,984	$6,223	$6,139

7. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities as of December 31, 2021 and 2020 consisted of the following components:

	December 31,
(Dollars in thousands)	2021	2020
Investments in low income housing tax credit partnerships	$25,916	$28,090
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	162	277
Other	2,054	54
Total	$29,679	$29,968

During the second quarter of 2021, the Company invested $2.0 million in the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The investment is accounted for under the cost method and is included in investment in unconsolidated entities. As of December 31, 2021, the Company had an unfunded commitments of $1.7 million related to the investment, which is expected to be paid in 2022 and is recorded in other liabilities in the Company's consolidated balance sheets.

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2021 and 2020, the Company had $14.3 million and $17.2 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is recorded in other liabilities in the Company's consolidated balance sheets. The expected payments for the unfunded commitments related to the LIHTC partnerships as of December 31, 2021 are as follows:

(Dollars in thousands)
Year Ending December 31:
2022	$14,190
2023	10
2024	26
2025	6
2026	6
Thereafter	37
Total commitments	$14,275

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Proportional amortization method:
Amortization expense recognized in income tax expense	$2,174	$1,391	$681
Federal and state tax credits recognized in income tax expense	2,373	1,599	803

8. MORTGAGE SERVICING RIGHTS

The following table presents changes in our mortgage servicing rights for the periods presented:

(Dollars in thousands)	Mortgage Servicing Rights
Balance as of December 31, 2018	$15,596
Additions	1,582
Amortization	(2,460)
Balance as of December 31, 2019	14,718
Additions	3,314
Amortization	(6,167)
Balance as of December 31, 2020	11,865
Additions	1,341
Amortization	(3,468)
Balance as of December 31, 2021	$9,738

The gross carrying value, accumulated amortization, and net carrying value related to our mortgage servicing rights as of December 31, 2021 and 2020 are presented below:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$72,250	$(62,512)	$9,738	$70,909	$(59,044)	$11,865

Based on our mortgage servicing rights held as of December 31, 2021, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2022	$1,915
2023	1,476
2024	1,157
2025	923
2026	745
Thereafter	3,522
Total	$9,738

We utilize the amortization method to measure our mortgage servicing rights. Under the amortization method, we amortize our mortgage servicing rights in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $1.3 million, $3.3 million, and $1.6 million in 2021, 2020 and 2019, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in our consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained and we classify and pool our mortgage servicing rights into buckets of homogeneous characteristics.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Fair market value, beginning of period	$12,003	$15,820
Fair market value, end of period	10,504	12,003
Weighted-average discount rate	9.5%	9.6%
Weighted-average prepayment speed assumption	19.0%	17.6%

Loans serviced for others as of December 31, 2021 and 2020 totaled $1.40 billion and $1.73 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

9. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates including interest rate swaps, interest rate lock commitments and forward sale commitments. We measure all derivatives at fair value on our consolidated balance sheet. At each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. We had no derivative instruments designated as hedging instruments as of December 31, 2021 and December 31, 2020.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2021, we were a party to forward sale commitments on $3.5 million of mortgage loans. As of December 31, 2021, we did not have any outstanding interest rate lock commitments on mortgage loans. At December 31, 2020, we were a party to interest rate lock and forward sale commitments on $0.7 million and $16.6 million of mortgage loans, respectively.

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities, with changes recorded in current period earnings. During the year ended December 31, 2021, the Company entered into swap agreements with its borrowers with a total notional amount of $33.1 million, offset by swap agreements with third party financial institutions with a total notional amount of $33.1 million. As of December 31, 2021, the Company pledged $0.3 million in cash as collateral for the back-to-back swap agreements.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(Dollars in thousands)
Interest rate lock commitments, forward sale commitments, risk participation agreements, and back-to-back swap agreements	Other assets / other liabilities	$5	$18	$20	$163

The following table presents the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	$98
Risk participation agreements	Other service charges and fees	32
Back-to-back swap agreements	Other service charges and fees	600

Year ended December 31, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	(76)
Risk participation agreements	Other service charges and fees	1,323

Year ended December 31, 2019
Interest rate lock and forward sale commitments	Mortgage banking income	63

10. DEPOSITS

The Company had $706.7 million and $898.9 million of total time deposits as of December 31, 2021 and 2020, respectively. Contractual maturities of total time deposits as of December 31, 2021 were as follows:

(Dollars in thousands)
Year Ending December 31:
2022	$601,209
2023	67,195
2024	22,651
2025	7,584
2026	7,511
Thereafter	582
Total	$706,732

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $488.8 million and $666.5 million at December 31, 2021 and 2020, respectively. This includes $215.0 million and $500.3 million in government time deposits at December 31, 2021 and 2020, respectively, which are collateralized.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2021 were as follows:

(Dollars in thousands)
Three months or less	$265,827
Over three months through six months	69,516
Over six months through twelve months	95,411
2023	46,591
2024	7,743
2025	1,829
2026	1,858
Thereafter	—
Total	$488,775

At December 31, 2021 and 2020, overdrawn deposit accounts totaling $0.5 million and $0.4 million have been reclassified as loans on the consolidated balance sheets.

11. SHORT-TERM BORROWINGS

The bank is a member of the FHLB and maintained a $1.83 billion line of credit, of which $1.80 billion remained available as of December 31, 2021. At December 31, 2021, there were no short-term borrowings under this arrangement. At December 31, 2020, short-term borrowings under this arrangement totaled $22.0 million.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB.  The standby letters of credit issued on our behalf by the FHLB totaled $32.2 million and $268.0 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, our bank had additional unused borrowings available at the Federal Reserve discount window of $55.4 million and $64.5 million, respectively. As of December 31, 2021 and 2020, certain commercial real estate and commercial loans with a carrying value totaling $131.0 million and $136.9 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings totaled $2 thousand, $0.7 million and $4.3 million in 2021, 2020 and 2019, respectively.

A summary of our short-term borrowings as of December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Amount outstanding at December 31	$—	$22,000	$150,000
Average amount outstanding during year	607	89,904	185,909
Highest month-end balance during year	6,500	222,000	334,500
Weighted-average interest rate on balances outstanding at December 31	—%	0.29%	1.81%
Weighted-average interest rate during year	0.30%	0.80%	2.31%

12. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of subordinated notes and debentures totaling $105.6 million and $105.4 million at December 31, 2021 and 2020, respectively. There were no long-term FHLB advances outstanding at December 31, 2021 and 2020.

	December 31,
(Dollars in thousands)	2021	2020
Subordinated debentures	51,547	51,547
Subordinated notes, net of issuance costs	$54,069	$53,838
Total	$105,616	$105,385

At December 31, 2021, future principal payments on long-term debt based on redemption date or final maturity are as follows (dollars in thousands):

(Dollars in thousands)
Year Ending December 31:
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	106,547
Total	$106,547

Paycheck Protection Program Liquidity Facility

To bolster the effectiveness of the SBA's PPP the Federal Reserve is supplying liquidity to participating financial institutions through term financing backed by PPP loans to small businesses. The PPP provides loans to small businesses so that they can keep their workers on the payroll. The Paycheck Protection Program Liquidity Facility ("PPPLF") extended credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. During the second quarter of 2020, we pledged $65.9 million in PPP loans to the Federal Reserve Bank and drew funds totaling $65.9 million from the Federal Reserve Bank related to the PPPLF. This was subsequently paid down during the third quarter of 2020. At the expiration of the PPPLF on July 30, 2021, we had no draws outstanding from the Federal Reserve Bank under the PPPLF and no PPP loans pledged to the Federal Reserve Bank.

FHLB Advances

We had no FHLB long-term advances outstanding as of December 31, 2021 and 2020. At December 31, 2021, our bank had FHLB advances available of approximately $1.80 billion, which was secured by certain real estate loans with a carrying value of $2.68 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. We did not incur any interest expense on FHLB long-term advances in 2021. Interest expense on FHLB long-term advances was $1.5 million and $1.6 million in 2020 and 2019, respectively.

Subordinated Debentures

As of December 31, 2021 and December 31, 2020, the Company had the following junior subordinated debentures outstanding:

(Dollars in thousands)	December 31, 2021
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

(Dollars in thousands)	December 31, 2020
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

The Company is not considered the primary beneficiary of Trusts IV and V, therefore the trusts are not considered a variable interest entity and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investment in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

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

As of December 31, 2021, the Company had the following subordinated notes outstanding:

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.1 million, net of unamortized debt issuance costs of $0.9 million, at December 31, 2021.

13. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2021, the bank had Statutory Retained Earnings of $114.0 million.

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

In January 2021, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2021 Repurchase Plan"). The 2021 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $26.6 million in remaining repurchase authority. The Company's 2021 Repurchase Plan is subject to a one year expiration.

In the year ended December 31, 2021, a total of 696,894 shares of common stock, at a cost of $18.7 million, were repurchased under the 2021 Repurchase Plan. A total of $6.3 million remained available for repurchase under the 2021 Repurchase Plan at December 31, 2021.

In the year ended December 31, 2020, 206,802 shares of common stock, at a cost of $4.7 million, were repurchased under the Company's share repurchase program.

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Other operating income:
In-scope of ASC 606
Mortgage banking income	$1,993	$1,128	$702
Service charges on deposit accounts	6,358	6,234	$8,406
Other service charges and fees	15,281	11,621	12,536
Income on fiduciary activities	5,075	4,829	4,395
In-scope other operating income	28,707	23,812	26,039
Out-of-scope other operating income	14,353	21,386	15,762
Total other operating income	$43,060	$45,198	$41,801

15. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities includes the following components for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Mortgage banking income:
Net loan servicing fees	$2,733	$2,754	$4,252
Amortization of mortgage servicing rights	(3,468)	(6,167)	(2,460)
Net gain on sale of residential mortgage loans	6,376	16,043	4,128
Unrealized gain (loss) on interest rate locks	98	(76)	63
Loan placement fees	1,993	1,128	702
Total mortgage banking income	$7,732	$13,682	$6,685

16. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Salaries and employee benefits	$4,580	$3,822	$4,289
Directors stock awards	91	165	96
Income tax benefit	(1,449)	(809)	(1,427)
Net share-based compensation effect	$3,222	$3,178	$2,958

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the

Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. The Company recorded income tax benefit of $0.2 million in 2021, income tax expense of $0.3 million in 2020, and income tax benefit of $0.3 million in 2019, as a result of restricted stock units vesting during the year.

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

In April 2013, we adopted and our shareholders approved the 2013 Stock Compensation Plan ("2013 Plan") making available 2,200,000 shares for grants to employees and directors. Upon adoption of the 2013 Plan, all unissued shares from our previous plan were frozen and no new grants were granted under the previous plan. Shares may continue to be settled under the previous plan pursuant to previously outstanding awards. New shares are issued from the 2013 Plan.

As of December 31, 2021, 2020 and 2019, a total of 843,469, 996,850 and 1,304,773 shares, respectively, were available for future grants under our 2013 Plan.

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

Expected volatility —Expected volatility is based on the historical volatility of the Company's common stock.

Risk-free interest rate —The risk-free interest rate for periods within the contractual life of the option is based on the Treasury yield curve in effect at the time of grant.

Expected dividend —The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2021	133,813	$14.31
Changes during the year:
Granted	—	—
Exercised	(86,373)	14.31		944
Expired	—	—
Forfeited	—	—
Stock options outstanding as of December 31, 2021	47,440	14.32	0.3	657

Vested and exercisable as of December 31, 2021	47,440	14.32	0.3	657

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2021.

There were 86,373 options exercised during the year ended December 31, 2021. The aggregate intrinsic value of options exercised in 2021 under our stock option plan determined as of the date of exercise was $0.9 million There were no options exercised during the year ended December 31, 2020. The aggregate intrinsic value of options exercised in 2019 under our stock option plan determined as of the date of exercise was $0.2 million.

As of December 31, 2021, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

As of December 31, 2021, all shares have been vested. There were no shares that vested in 2021, 2020 and 2019.

No stock options were granted during the years ended December 31, 2021, 2020 and 2019.

Restricted Stock Awards and Units

Under the 2013 Plan, we awarded restricted stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of December 31, 2021, there was $5.1 million of total unrecognized compensation cost related to restricted stock awards and units that is expected to be recognized over a weighted-average period of 1.5 years.

The table below presents the activity of restricted stock awards and units for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During The Year (in thousands)
Unvested as of December 31, 2018	362,725	$26.98

Changes during the year:
Granted	181,431	28.89
Forfeited	(17,689)	29.10
Vested	(160,000)	24.55	$3,927
Unvested as of December 31, 2019	366,467	28.89

Changes during the year:
Granted	322,180	18.11
Forfeited	(28,058)	23.79
Vested	(128,215)	29.48	3,780
Unvested as of December 31, 2020	532,374	22.49

Changes during the year:
Granted	221,774	21.93
Forfeited	(75,850)	21.95
Vested	(192,959)	23.42	5,077
Unvested as of December 31, 2021	485,339	21.95

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

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company intends to settle the plan in the second quarter of 2022. Upon final plan termination and settlement, we expect to recognize a one-time settlement expense of approximately $4.5 to $6.5 million.

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$21,919	$21,603
Interest cost	485	641
Actuarial (gains) losses	(427)	1,288
Benefits paid	(1,557)	(1,613)
Benefit obligation at end of the year	20,420	21,919

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	21,153	21,309
Actual return on plan assets	1,189	1,457
Benefits paid	(1,557)	(1,613)
Fair value of plan assets at end of year	20,785	21,153

Funded status at end of year	$365	$(766)

Amounts recognized in AOCI:
Net actuarial losses	$(4,699)	$(6,467)

Benefit obligation actuarial assumptions:
Weighted-average discount rate	2.4% (*)	2.3%

* Plan termination assumptions were utilized, including combination of lump sum values and estimated annuity purchase rates for other participants not electing or eligible to take lump sum.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Components of net periodic benefit cost:
Interest cost	$485	$641	$828
Expected return on plan assets	(549)	(920)	(996)
Amortization of net actuarial losses	701	909	1,101
Net periodic benefit cost	$637	$630	$933

Net periodic cost actuarial assumptions:
Weighted-average discount rate	2.3%	3.1%	4.2%
Expected long-term rate of return on plan assets	2.7%	4.5%	5.3%

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The defined benefit retirement plan assets consist of equity and debt securities and money market funds. Our asset allocations by asset category were as follows:

	December 31,
	2021	2020
Equity securities	—%	39.5%
Debt securities	85.9	56.1
Money market funds	14.1	4.4
Total	100.0%	100.0%

Equity securities included the Company's common stock in the amount of $0.1 million at December 31, 2020.

In conjunction with the upcoming defined benefit retirement plan termination, in 2021 the plan asset allocations were adjusted to minimize market risk, which included eliminating all equity securities and adjusting the portfolio duration.

The fair values of the defined benefit retirement plan as of December 31, 2021 and 2020 by asset category were as follows:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Money market funds	$2,938	$—	$—	$2,938
Exchange traded funds	10,712	—	—	10,712
Government obligations	—	1,899	—	1,899
Common stocks	—	—	—	—
Preferred stocks	—	—	—	—
Corporate bonds and debentures	—	5,236	—	5,236
Total	$13,650	$7,135	$—	$20,785

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020
Money market funds	$928	$—	$—	$928
Exchange traded funds	13,462	—	—	13,462
Government obligations	—	2,334	—	2,334
Common stocks	1,993	—	—	1,993
Preferred stocks	260	—	—	260
Corporate bonds and debentures	—	2,176	—	2,176
Total	$16,643	$4,510	$—	$21,153

We are not required by funding regulations or laws to make any contributions to our defined benefit retirement plan in 2022.

The Company intends to terminate its defined benefit retirement plan in the second quarter of 2022. As a result, estimated future benefit payments in each of the next five years and in the aggregate for the five years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2022	$20,672
2023	—
2024	—
2025	—
2026	—
2027-2031	—
Total	$20,672

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$12,740	$11,971
Interest cost	264	341
Actuarial (gains) losses	(398)	737
Benefits paid	(309)	(309)
Benefit obligation at end of year	12,297	12,740

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	309	309
Benefits paid	(309)	(309)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(12,297)	$(12,740)

Amounts recognized in AOCI
Net transition obligation	$(26)	$(44)
Prior service cost	—	—
Net actuarial losses	(2,337)	(3,070)
Total amounts recognized in AOCI	$(2,363)	$(3,114)

Benefit obligation actuarial assumptions
Weighted-average discount rate	2.5%	2.1%

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Components of net periodic benefit cost
Interest cost	$264	$341	$430
Amortization of net actuarial (gains) losses	335	251	16
Amortization of net transition obligation	18	18	18
Amortization of prior service cost	—	14	18
Net periodic benefit cost	$617	$624	$482

Net periodic cost actuarial assumptions
Weighted-average discount rate	2.1%	3.1%	4.2%

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. We expect to contribute $0.5 million to the SERP in 2022.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and in the aggregate for the five years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2022	$481
2023	649
2024	638
2025	626
2026	612
2027-2031	4,699
Total	$7,705

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

From January 1, 2021 through June 30, 2021, matching contributions remained suspended. Effective July 1, 2021 through December 31, 2021, we matched 100% of an employees effective deferrals, up to 2% of the employee's pay each pay period.

We also have the option of making discretionary contributions into the Retirement Savings Plan. The Company has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. On December 31, 2020, we made a discretionary contribution to all 401(k)-eligible employees, excluding Executive Committee and Managing Committee members, of 2% of the employee's eligible compensation, up to $1,250 per employee. We did not make any discretionary contributions in 2021 and 2019.

Total contributions to the Retirement Savings Plan totaled $0.5 million, $2.1 million and $2.3 million in 2021, 2020 and 2019, respectively.

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Lease cost:
Operating lease cost	$6,397	$6,621
Variable lease cost	2,476	2,689
Less: sublease income	(78)	(15)
Total lease cost	$8,795	9,295

Other information:
Operating cash flows from operating leases	$(6,533)	$(6,371)
Weighted-average remaining lease term - operating leases	11.91 years	13.51 years
Weighted-average discount rate - operating leases	3.93%	3.89%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2022	$5,925	$1,497	$4,428
2023	5,183	1,343	3,840
2024	4,508	1,214	3,294
2025	4,195	1,088	3,107
2026	4,133	968	3,165
Thereafter	27,375	4,478	22,897
Total	$51,319	$10,588	$40,731

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Total rental income recognized	$2,094	2,071

Based on the Company's leases as lessor as of December 31, 2021, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2022	$2,105
2023	932
2024	432
2025	305
2026	152
Thereafter	434
Total	$4,360

20. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current expense:
Federal	$11,304	$22,014	$23,359
State	3,626	2,833	211
Total current	14,930	24,847	23,570
Deferred expense:
Federal	8,654	(12,952)	(8,970)
State	2,174	(135)	5,005
Total deferred	10,828	(13,087)	(3,965)
Provision for income taxes	$25,758	$11,760	$19,605

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law to provide certain relief as a result of COVID-19. As of December 31, 2021, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2021, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense.

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Computed "expected" tax expense (benefit)	$22,187	$10,297	$16,365
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(526)	(528)	(675)
Other tax-exempt income	(734)	(799)	(652)
Low-income housing and energy tax credits	(365)	(332)	(182)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	5,377	2,590	4,345
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	(39)	(22)	(41)
Other, net	(142)	554	445
Total	$25,758	$11,760	$19,605

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets
Lease liability	$10,891	$12,624
Allowance for credit losses	14,382	17,576
Accrued expenses	3,616	2,447
Employee retirement benefits	2,547	3,143
State net operating loss carryforwards	3,091	3,134
Restricted stock and non-qualified stock options	611	963
Premises and equipment	4,678	3,996
Other	6,333	4,787
Total deferred tax assets	46,149	48,670

Deferred tax liabilities
Right-of-use lease asset	10,546	12,267
Intangible assets	2,604	3,174
Other	3,808	3,383
Total deferred tax liabilities	16,958	18,824

Less: Deferred tax valuation allowance	3,359	3,398

Net deferred tax assets	$25,832	$26,448

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

As of December 31, 2021, the valuation allowance on our net DTA totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining $0.2 million relates to a valuation allowance on a Hawaii capital loss carry forward balance of $6.2 million that we do not expect to be able to utilize. The net change in the valuation allowance was a decrease of $39 thousand in 2021, compared to a decrease of $22 thousand in 2020.

Net of this valuation allowance, the Company's net DTA totaled $25.8 million as of December 31, 2021, compared to a net DTA of $26.4 million as of December 31, 2020.

At December 31, 2021, the Company had NOL carryforwards for California state income tax purposes of $36.1 million, which are available to offset future state taxable income. California NOL carryforwards will expire if not utilized beginning in 2028. The Company does not have any NOL carryforwards for U.S. federal or Hawaii state income tax purposes.

At December 31, 2021, we have no material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2021, the Company’s federal tax returns for 2016 and earlier, and the state tax returns for 2017 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019, by component:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(41,237)	$(11,030)	$(30,207)
Add: Reclassification adjustment for gains realized in net income	(150)	(40)	(110)
Net unrealized losses on investment securities	(41,387)	(11,070)	(30,317)

Defined benefit plans:
Net actuarial gains arising during the period	2,014	544	1,470
Amortization of net actuarial losses	1,036	291	745
Amortization of net transition obligation	18	4	14
Amortization of prior service cost	—	—	—
Defined benefit plans, net	3,068	839	2,229
Other comprehensive loss	$(38,319)	$(10,231)	$(28,088)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2020
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$15,939	$4,260	$11,679
Less: Reclassification adjustment for losses realized in net income	201	54	147
Net unrealized gains on investment securities	16,140	4,314	11,826

Defined benefit plans:
Net actuarial losses arising during the period	(1,488)	(508)	(980)
Amortization of net actuarial losses	1,160	310	850
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	14	4	10
Defined benefit plans, net	(296)	(189)	(107)
Other comprehensive income	$15,844	$4,125	$11,719

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2019
Net unrealized gains on investment securities:
Net unrealized gains arising during the period	$37,696	$10,102	$27,594
Add: Reclassification adjustment for losses realized in net income	(36)	(10)	(26)
Net unrealized gains on investment securities	37,660	10,092	27,568

Defined benefit plans:
Net actuarial losses arising during the period	(1,106)	(296)	(810)
Amortization of net actuarial losses	1,117	299	818
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	18	5	13
Defined benefit plans, net	47	13	34
Other comprehensive income	$37,707	$10,105	$27,602

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive income (loss) before reclassifications	(30,207)	1,470	(28,737)
Amounts reclassified from AOCI	(110)	759	649
Net other comprehensive income (loss)	(30,317)	2,229	(28,088)
Balance at end of period	$(3,666)	$(4,294)	$(7,960)

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income (loss) before reclassifications	11,679	(980)	10,699
Amounts reclassified from AOCI	147	873	1,020
Net other comprehensive income (loss)	11,826	(107)	11,719
Balance at end of period	$26,651	$(6,523)	$20,128

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2019
Balance at beginning of period	$(9,643)	$(6,450)	$(16,093)
Impact of adoption of new accounting standards	(3,100)	—	(3,100)
Adjusted balance at beginning of period	(12,743)	(6,450)	(19,193)

Other comprehensive income (loss) before reclassifications	27,594	(810)	26,784
Amounts reclassified from AOCI	(26)	844	818
Total other comprehensive income (loss)	27,568	34	27,602
Balance at end of period	$14,825	$(6,416)	$8,409

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2021, 2020 and 2019:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2021	2020	2019	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized gains (losses) on available-for-sale investment securities	$150	$(201)	$36	Net gains (losses) on sales of investment securities
Tax effect	(40)	54	(10)	Income tax benefit (expense)
Net of tax	$110	$(147)	$26

Defined benefit plan items:
Amortization of net actuarial losses	$(1,036)	$(1,160)	$(1,117)	Salaries and employee benefits (1)
Amortization of net transition obligation	(18)	(18)	(18)	Salaries and employee benefits (1)
Amortization of prior service cost	—	(14)	(18)	Salaries and employee benefits (1)
Total before tax	(1,054)	(1,192)	(1,153)
Tax effect	295	319	309	Income tax expense
Net of tax	$(759)	$(873)	$(844)

Total reclassifications, net of tax	$(649)	$(1,020)	$(818)

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Pension Plans for additional details).

22. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Net income	$79,894	$37,273	$58,322

Weighted-average shares outstanding for basic earnings per share	28,003,744	28,074,543	28,495,699
Add: Dilutive effect of employee stock options and awards	253,579	106,033	181,401
Weighted-average shares outstanding for diluted earnings per share	28,257,323	28,180,576	28,677,100

Basic earnings per share	$2.85	$1.33	$2.05
Diluted earnings per share	$2.83	$1.32	$2.03

There were no potentially anti-dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2021, 2020, and 2019.

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

24. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, interest rate contracts, risk participation agreements, and back-to-back swap agreements. Those instruments involve, to varying degrees, elements of credit, interest rate and foreign exchange risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

We established a program whereby we originate a variable rate loan and enter into a variable-to-fixed interest rate swap with the customer. We also enter into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow us to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities, and changes to the fair value recorded in other service charges and fees on the consolidated statement of income.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2021 and 2020, we did not have any forward foreign exchange contracts.

At December 31, 2021 and 2020, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,266,596	$1,176,065
Standby letters of credit and financial guarantees written	6,634	10,544

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Back-to-back swap agreements:
Assets	33,112	—
Liabilities	33,112	—
Interest rate options	—	714
Forward interest rate contracts	3,525	16,603
Risk participation agreements	37,531	37,762

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. As of December 31, 2021, the weighted-average discount rate used in the valuation of loans was 5.13%. In accordance with ASU 2016-01, the fair value of loans as of December 31, 2021 and 2020 are based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of December 31, 2021, the weighted-average discount rate used in the valuation of time deposits was 0.51%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of December 31, 2021, the weighted-average discount rate used in the valuation of long-term debt was 5.63%.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and due from financial institutions	$81,506	$81,506	$81,506	$—	$—
Interest-bearing deposits in other financial institutions	247,401	247,401	247,401	—	—
Investment securities	1,631,699	1,631,699	—	1,623,080	8,619
Loans held for sale	3,531	3,531	—	3,531	—
Loans, net of ACL	5,033,552	4,741,379	—	—	4,741,379
Accrued interest receivable	16,709	16,709	16,709	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	2,291,246	2,291,246	2,291,246	—	—
Interest-bearing demand and savings deposits	3,641,180	3,641,180	3,641,180	—	—
Time deposits	706,732	704,645	—	—	704,645
FHLB advances and other short-term borrowings	—	—	—	—	—
Long-term debt	105,616	94,558	—	—	94,558
Accrued interest payable (included in other liabilities)	1,122	1,122	1,122	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Off-balance sheet financial instruments:
Commitments to extend credit	$1,266,596	$—	$1,347	$—	$1,347	$—
Standby letters of credit and financial guarantees written	6,634	—	100	—	100	—

Derivatives:
Back-to-back swap agreements:
Assets	33,112	435	435	—	—	435
Liabilities	33,112	(435)	(435)	—	—	(435)
Forward sale commitments	3,525	1	1	—	1	—
Risk participation agreements	37,531	(16)	(16)	—	—	(16)

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and due from financial institutions	$97,546	$97,546	$97,546	$—	$—
Interest-bearing deposits in other financial institutions	6,521	6,521	6,521	—	—
Investment securities	1,183,960	1,183,960	1,351	1,170,283	12,326
Loans held for sale	16,687	16,687	—	16,687	—
Loans, net of ACL	4,880,844	4,795,776	—	—	4,795,776
Accrued interest receivable	20,224	20,224	20,224	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,790,269	1,790,269	1,790,269	—	—
Interest-bearing demand and savings deposits	3,106,931	3,106,931	3,106,931	—	—
Time deposits	898,918	899,562	—	—	899,562
FHLB advances and other short-term borrowings	22,000	22,000	—	22,000	—
Long-term debt	105,385	92,488	—	—	92,488
Accrued interest payable (included in other liabilities)	1,727	1,727	1,727	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Off-balance sheet financial instruments:
Commitments to extend credit	$1,176,065	$1,313	$1,313	$—	$1,313	$—
Standby letters of credit and financial guarantees written	10,544	158	158	—	158	—

Derivatives:
Interest rate lock commitments	714	18	18	—	18	—
Forward sale commitments	16,603	(115)	(115)	—	(115)	—
Risk participation agreements	37,762	(48)	(48)	—	—	(48)

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

There were no transfers of financials assets and liabilities into and out of Level 3 of the fair value hierarchy during the year ended December 31, 2021.

The following table below presents the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$236,828	$—	$229,147	$7,681
Corporate securities	40,646	—	40,646	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,334	—	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	1,198,816	—	1,198,816	—
Residential - Non-government sponsored entities ("Non-GSEs")	12,213	—	11,275	938
Commercial - U.S. GSEs and agencies	65,849	—	65,849	—
Commercial - Non-GSEs	42,013	—	42,013	—
Total investment securities	1,631,699	—	1,623,080	8,619
Derivatives: Interest rate lock commitments, forward sale commitments, risk participation agreements, and back-to-back swap agreements	(15)	—	1	(16)
Total	$1,631,684	$—	$1,623,081	$8,603

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$168,766	$—	$157,429	$11,337
Corporate securities	48,008	—	48,008	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,145	—	33,145	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	778,826	—	778,826	—
Residential - Non-government sponsored entities ("Non-GSEs")	23,423	—	22,434	989
Commercial - U.S. GSEs and agencies	87,469	—	87,469	—
Commercial - Non-GSEs	42,972	—	42,972	—
Equity securities	1,351	1,351	—	—
Total investment securities	1,183,960	1,351	1,170,283	12,326
Derivatives: Interest rate lock commitments, forward sale commitments, risk participation agreements, and back-to-back swap agreements	(145)	—	(97)	(48)
Total	$1,183,815	$1,351	$1,170,186	$12,278

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2019	$11,255	$—	$11,255
Principal payments received	(428)	—	(428)
Purchases	—	989	989
Unrealized net gain included in other comprehensive income	510	—	510
Balance as of December 31, 2020	11,337	989	12,326
Principal payments received	(2,841)	(22)	(2,863)
Purchases	—	—	—
Unrealized net loss included in other comprehensive income	(815)	(29)	(844)
Balance as of December 31, 2021	$7,681	$938	$8,619

Within the state and political subdivisions debt securities category, the Company holds two mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $7.7 million and $11.3 million at December 31, 2021 and 2020, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.9 million and $1.0 million at December 31, 2021 and 2020, respectively. The Company estimates the aggregate fair value of $8.6 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of December 31, 2021, the weighted-average discount rate utilized was 3.46%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.
26. PARENT COMPANY AND REGULATORY RESTRICTIONS

At December 31, 2021, the retained earnings of the parent company, Central Pacific Financial Corp., included $371.2 million of equity in undistributed losses of Central Pacific Bank.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2021, the bank had Statutory Retained Earnings of $114.0 million. For further information, see Note 13 - Equity.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and were fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019. The capital conservation buffer for 2019, 2018 and 2017 was 2.50%, 1.875% and 1.25%, respectively. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Company and bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the bank was categorized as "well-capitalized" and maintained the required capital conservation buffer under the regulatory framework for prompt corrective action. There are no conditions or events since then that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Company
As of December 31, 2021
Tier 1 capital to avg. assets (leverage ratio)	$622,130	8.5%	$293,382	4.0%		N/A
Tier 1 capital to risk-weighted assets	622,130	12.2	307,215	6.0		N/A
Total capital to risk-weighted assets	741,291	14.5	409,620	8.0		N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	572,130	11.2	230,411	4.5		N/A

As of December 31, 2020
Tier 1 capital to avg. assets (leverage ratio)	581,358	8.8	263,979	4.0		N/A
Tier 1 capital to risk-weighted assets	581,358	12.9	271,027	6.0		N/A
Total capital to risk-weighted assets	686,130	15.2	361,369	8.0		N/A
CET1 capital to risk-weighted assets	531,358	11.8	203,270	4.5		N/A

Central Pacific Bank
As of December 31, 2021
Tier 1 capital to avg. assets (leverage ratio)	$652,987	8.9%	$292,877	4.0%	$366,096	5.0%
Tier 1 capital to risk-weighted assets	652,987	12.8	306,497	6.0	408,663	8.0
Total capital to risk-weighted assets	717,000	14.0	408,663	8.0	510,828	10.0
CET1 capital to risk-weighted assets	652,987	12.8	229,873	4.5	332,038	6.5

As of December 31, 2020
Tier 1 capital to avg. assets (leverage ratio)	620,372	9.4	263,735	4.0	329,668	5.0
Tier 1 capital to risk-weighted assets	620,372	13.7	270,820	6.0	361,094	8.0
Total capital to risk-weighted assets	670,087	14.9	361,094	8.0	451,367	10.0
CET1 capital to risk-weighted assets	620,372	13.7	203,115	4.5	293,389	6.5

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

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$20,090	$11,184
Equity investment securities, at fair value	—	1,351
Investment in subsidiary bank	639,050	635,673
Other assets	12,029	8,575
Total assets	$671,169	$656,783

Liabilities and Equity
Long-term debt	$105,616	$105,385
Other liabilities	7,334	4,713
Total liabilities	112,950	110,098

Total shareholders’ equity	558,219	546,685
Total equity	558,219	546,685

Total liabilities and equity	$671,169	$656,783

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Dividends from subsidiary bank	$54,016	$24,015	$42,008
Interest income from subsidiary bank	3	4	5
Other income	43	52	92
Total income	54,062	24,071	42,105

Expense:
Interest expense on long-term debt	4,097	2,095	2,453
Other expenses	3,504	1,293	2,599
Total expenses	7,601	3,388	5,052

Income before income taxes and equity in undistributed income of subsidiaries	46,461	20,683	37,053
Income tax expense (benefit)	(1,968)	(690)	(1,289)
Income before equity in undistributed income of subsidiaries	48,429	21,373	38,342

Equity in undistributed income of subsidiary bank	31,465	15,900	19,980
Net income	$79,894	$37,273	$58,322

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$79,894	$37,273	$58,322
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	70	2,552	3,055
Net change in dividends receivable from subsidiary bank	—	—	21,004
Equity in undistributed loss (income) of subsidiary bank	(31,465)	(15,900)	(19,980)
Share-based compensation expense	3,231	3,231	2,735
Net change in other assets and liabilities	(85)	(3,010)	(2,900)
Net cash provided by operating activities	51,645	24,146	62,236

Cash flows from investing activities:
Contributions to subsidiary bank	—	(46,750)	—
Proceeds from sale of investment securities	1,653	—	—
Distributions from unconsolidated entities	—	—	622
Net cash provided by (used in) investing activities	1,653	(46,750)	622

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	1,236	—	151
Net proceeds from subordinated debt	—	53,838	—
Repayments of long-term debt	—	—	(20,619)
Repurchases of common stock	(18,669)	(4,749)	(22,793)
Cash dividends paid on common stock	(26,959)	(25,935)	(25,706)
Net cash provided by (used in) financing activities	(44,392)	23,154	(68,967)

Net increase (decrease) in cash and cash equivalents	8,906	550	(6,109)

Cash and cash equivalents at beginning of year	11,184	10,634	16,743
Cash and cash equivalents at end of year	$20,090	$11,184	$10,634

27. UNAUDITED QUARTERLY FINANCIAL INFORMATION

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2021
Total interest income	$51,781	$53,959	$57,969	$55,053	$218,762
Total interest expense	1,977	1,898	1,883	1,957	7,715
Net interest income	49,804	52,061	56,086	53,096	211,047
Provision (credit) for credit losses	(821)	(3,443)	(2,635)	(7,692)	(14,591)
Net interest income after provision (credit) for credit losses	50,625	55,504	58,721	60,788	225,638
Other operating income	10,711	10,530	10,253	11,566	43,060
Other operating expense	37,846	41,433	41,345	42,422	163,046
Income before income taxes	23,490	24,601	27,629	29,932	105,652
Income tax expense	5,452	5,887	6,814	7,605	25,758
Net income	$18,038	$18,714	$20,815	$22,327	$79,894

Per Common Share:
Basic earnings per share	$0.64	$0.66	$0.74	$0.80	$2.85
Diluted earnings per share	0.64	0.66	0.74	0.80	2.83
Dividends declared per share	0.23	0.24	0.24	0.25	0.96

Performance Ratios:
Return on average assets (ROA)	1.07%	1.06%	1.15%	1.22%	1.13%
Return on average equity (ROE)	13.07%	13.56%	14.82%	16.05%	14.38%
Efficiency ratio	62.54%	66.20%	62.32%	65.61%	64.16%
Net interest margin (NIM)	3.19%	3.16%	3.31%	3.08%	3.18%

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Total interest income	$53,814	$52,950	$51,753	$53,901	$212,418
Total interest expense	5,984	3,691	2,633	2,427	14,735
Net interest income	47,830	49,259	49,120	51,474	197,683
Provision (credit) for credit losses	11,127	11,213	14,873	4,898	42,111
Net interest income after provision (credit) for credit losses	36,703	38,046	34,247	46,576	155,572
Other operating income	8,886	10,692	11,563	14,057	45,198
Other operating expense	34,442	35,854	36,751	44,690	151,737
Income before income taxes	11,147	12,884	9,059	15,943	49,033
Income tax expense	2,821	2,967	2,200	3,772	11,760
Net income	$8,326	$9,917	$6,859	$12,171	$37,273

Per Common Share
Basic earnings per share	$0.30	$0.35	$0.24	$0.43	$1.33
Diluted earnings per share	0.29	0.35	0.24	0.43	1.32
Dividends declared per share	0.23	0.23	0.23	0.23	0.92

Performance Ratios
Return on average assets (ROA)	0.55%	0.61%	0.42%	0.74%	0.58%
Return on average equity (ROE)	6.21%	7.34%	4.99%	8.87%	6.85%
Efficiency ratio	60.73%	59.81%	60.56%	68.20%	62.47%
Net interest margin (NIM)	3.43%	3.26%	3.19%	3.32%	3.30%

28. SUBSEQUENT EVENTS

In January 2022, the Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2021 Repurchase Plan. The 2021 Repurchase Plan had $6.3 million in remaining repurchase authority as of December 31, 2021.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Directors’ and Executive Officers’ Information" of the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021. Information concerning the Company’s Code of Conduct & Ethics is set forth above under "Available Information" and incorporated by reference from the section entitled "Corporate Governance and Board Matters—Code of Conduct & Ethics and Compliant Policy" of the Company’s 2022 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company’s 2022 Proxy Statement.

Information concerning the members of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company’s 2022 Proxy Statement.

Information concerning the report of the Compensation Committee of the Company is incorporated by reference from the section entitled "Compensation Committee Report" of the Company’s 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Introduction—Principal Shareholders," and "Introduction—Security Ownership of Directors, Nominees and Executive Officers" of the Company’s 2022 Proxy Statement.

The following table provides information as of December 31, 2021 regarding securities issued under our equity compensation plans that were in effect during fiscal 2021.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	47,440	$14.32	843,469
Equity compensation plans not approved by security holders	—	—	—
Total	47,440	14.32	843,469

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Election of Directors" and "Corporate Governance and Board Matters—Director Independence and Relationships," and "Corporate Governance and Board Matters—Loans to Related Persons" of the Company’s 2022 Proxy Statement.

Information concerning director independence is incorporated by reference from the section entitled "Corporate Governance and Board Matters—Director Independence and Relationships" of the Company’s 2022 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from the section entitled "Discussion of Proposals Recommended by the Board of Directors—Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm" of the Company’s 2022 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended through January 25, 2012 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (3)

4.2	Form of Registrant's Common Stock Certificate (4)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	Central Pacific Bank Supplemental Executive Retirement Plan (5) (6)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (5) (7)

10.3	The Registrant’s 2004 Stock Compensation Plan (5) (8)

10.4	Form of Restricted Share Grant Agreement to Non-Employee Director under 2004 Stock Compensation Plan (5) (8)

10.5	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (5) (11)

10.6	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (5) (10)

10.7	The Registrant’s Long-Term Executive Incentive Plan, effective January 1, 2005 (5) (12)

10.8	Amendment No. 2008-1 to the Registrant’s Long-Term Executive Incentive Plan (5) (10)

10.9	The Registrant’s 2004 Annual Executive Incentive Plan (5) (8)

10.10	Amendment No. 2008-1 to the Registrant’s 2004 Annual Executive Incentive Plan dated December 31, 2008 (5) (10)

10.11	Amendment No. 2011-1 to the Registrant’s 2004 Stock Compensation Plan (5) (13)

10.12	Amendment No. 2012-1 to the Registrant's 2004 Stock Compensation Plan (14)

10.13	Form of Stock Option Grant Agreement for the Registrant's 2004 Stock Compensation Plan (14)

10.14	Form of Restricted Stock Unit Grant Agreement for the Registrant's 2004 Stock Compensation Plan (14)

10.15	The Registrant’s 2013 Stock Compensation Plan (15)

10.16	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.17	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.18	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.19	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.20	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (16)

10.21	Employment Agreement with Paul Yonamine, dated September 25, 2018 (5) (9)

14.1	The Registrant's Code of Conduct & Ethics (*)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (*)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm (Crowe) *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit Number	Description
32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have SEC file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.
(3)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(4)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(5)	Denotes management contract or compensation plan or arrangement.
(6)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.
(7)	Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.
(8)	Incorporated herein by reference to Exhibits 10.8, 10.9 and 10.20, respectively, to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(10)	Incorporated herein by reference to Exhibits 10.15, 10.19 and 10.21, respectively, to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.
(11)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(12)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.
(13)	Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2011.
(14)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2012.
(15)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
(16)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

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

Dated:	February 23, 2022
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul K. Yonamine	Chairman and Chief Executive Officer	February 23, 2022
Paul K. Yonamine	(Principal Executive Officer)

/s/ David S. Morimoto	Senior Executive Vice President and Chief	February 23, 2022
David S. Morimoto	Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Catherine Ngo	Executive Vice Chair, Director	February 23, 2022
A. Catherine Ngo

/s/ Christine H. H. Camp	Director	February 23, 2022
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 23, 2022
Earl E. Fry

/s/ Wayne K. Kamitaki	Director	February 23, 2022
Wayne K. Kamitaki

/s/ Jonathan B. Kindred	Director	February 23, 2022
Jonathan B. Kindred

/s/ Paul J. Kosasa	Director	February 23, 2022
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 23, 2022
Duane K. Kurisu

/s/ Christopher T. Lutes	Director	February 23, 2022
Christopher T. Lutes

/s/ Colbert M. Matsumoto	Director	February 23, 2022
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 23, 2022
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 23, 2022
Crystal K. Rose