Form 10-Q
period 2022-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2022-04-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 19, 2022 was 27,551,800 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

This document may contain forward-looking statements concerning: projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, net interest margin or other financial items; statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; statements of future economic performance including anticipated performance results in light of the COVID-19 pandemic virus (and ongoing pandemic variants) and anticipated performance results from our business initiatives; or any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the adverse effects of the COVID-19 pandemic virus (and ongoing pandemic variants) on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to achieve the objectives of our RISE2020 initiative; our ability to successfully implement and achieve the objectives of our Banking-as-a-Service ("BaaS") initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic viruses and diseases, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); inflation, interest rate, securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index and uncertainties regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR"); negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board ("PCAOB"), the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our personnel, organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$83,947	$81,506
Interest-bearing deposits in other banks	118,183	247,401
Investment securities:
Available-for-sale debt securities, at fair value	1,199,482	1,631,699
Held-to-maturity debt securities, at amortized cost; fair value of: 329,503 at March 31, 2022 and none at December 31, 2021	329,507	—
Total investment securities	1,528,989	1,631,699
Loans held for sale	4,677	3,531
Loans	5,174,837	5,101,649
Allowance for credit losses	(64,754)	(68,097)
Loans, net of allowance for credit losses	5,110,083	5,033,552
Premises and equipment, net	79,455	80,354
Accrued interest receivable	16,423	16,709
Investment in unconsolidated entities	31,092	29,679
Mortgage servicing rights	9,480	9,738
Bank-owned life insurance	167,407	169,148
Federal Home Loan Bank stock	8,943	7,964
Right-of-use lease asset	38,435	39,441
Other assets	101,705	68,367
Total assets	$7,298,819	$7,419,089
Liabilities
Deposits:
Noninterest-bearing demand	$2,269,562	$2,291,246
Interest-bearing demand	1,433,284	1,415,277
Savings and money market	2,197,647	2,225,903
Time	698,538	706,732
Total deposits	6,599,031	6,639,158
Long-term debt	105,677	105,616
Lease liability	39,610	40,731
Other liabilities	68,123	75,317
Total liabilities	6,812,441	6,860,822
Contingent liabilities and other commitments (see Notes 8, 15 and 16)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2022 and December 31, 2021	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,584,929 at March 31, 2022 and 27,714,071 at December 31, 2021	421,153	426,091
Additional paid-in capital	98,270	98,073
Retained earnings	54,252	42,015
Accumulated other comprehensive loss	(87,347)	(7,960)
Total shareholders' equity	486,328	558,219
Non-controlling interest	50	48
Total equity	486,378	558,267
Total liabilities and equity	$7,298,819	$7,419,089
See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Interest income:
Interest and fees on loans	$44,949	$46,074
Interest and dividends on investment securities:
Taxable interest	7,134	5,106
Tax-exempt interest	651	514
Dividends	21	18
Interest on deposits in other banks	72	10
Dividends on Federal Home Loan Bank stock	59	59
Total interest income	52,886	51,781
Interest expense:
Interest on deposits:
Demand	112	86
Savings and money market	329	274
Time	469	588
Interest on short-term borrowings	—	2
Interest on long-term debt	1,041	1,027
Total interest expense	1,951	1,977
Net interest income	50,935	49,804
(Credit) provision for credit losses	(3,195)	(821)
Net interest income after provision for credit losses	54,130	50,625
Other operating income:
Mortgage banking income	1,172	2,970
Service charges on deposit accounts	1,861	1,478
Other service charges and fees	4,488	3,790
Income from fiduciary activities	1,154	1,231
Income from bank-owned life insurance	539	797
Other	337	445
Total other operating income	9,551	10,711
Other operating expense:
Salaries and employee benefits	20,942	19,827
Net occupancy	3,774	3,764
Equipment	1,082	1,000
Communication	806	769
Legal and professional services	2,626	2,377
Computer software	3,082	3,783
Advertising	1,150	1,658
Other	4,743	4,668
Total other operating expense	38,205	37,846
Income before income taxes	25,476	23,490
Income tax expense	6,038	5,452
Net income	$19,438	$18,038
Per common share data:
Basic earnings per common share	$0.70	$0.64
Diluted earnings per common share	$0.70	$0.64
Cash dividends declared	$0.26	$0.23
Basic weighted average shares outstanding	27,591,390	28,108,648
Diluted weighted average shares outstanding	27,874,924	28,313,014
 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income	$19,438	$18,038
Other comprehensive (loss) income, net of tax:
Net change in unrealized loss on investment securities	(79,450)	(17,301)
Net change in unrealized loss on derivatives	(37)	—
Defined benefit plans	100	184
Total other comprehensive loss, net of tax	(79,387)	(17,117)
Comprehensive (loss) income	$(59,949)	$921

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	$—	$421,153	$98,270	$54,252	$(87,347)	$50	$486,378

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accum. Deficit) Retained Earnings	Accum. Other Comp. Income	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	$—	$443,505	$95,721	$628	$3,011	$48	$542,913

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$19,438	$18,038
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(3,195)	(821)
Depreciation and amortization of premises and equipment	1,756	1,608
Non-cash lease expense (benefit)	702	(28)
Cash flows from operating leases	(1,506)	(1,599)
Loss on disposal of fixed assets	1	32
Amortization of mortgage servicing rights	534	1,232
Net amortization and accretion of premium/discounts on investment securities	1,401	2,391
Share-based compensation expense	197	879
Net gain on sales of residential mortgage loans	(769)	(2,439)
Proceeds from sales of loans held for sale	31,372	57,439
Originations of loans held for sale	(31,749)	(43,547)
Equity in earnings of unconsolidated entities	(90)	(107)
Distributions from unconsolidated entities	66	181
Net decrease (increase) in cash surrender value of bank-owned life insurance	1,741	(898)
Deferred income taxes	(26,297)	(6,687)
Net tax benefit from share-based compensation	73	131
Net change in other assets and liabilities	15,735	(6,126)
Net cash provided by operating activities	9,410	19,679
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	59,471	80,015
Purchases of investment securities available-for-sale	(66,610)	(139,785)
Net loan repayments (originations)	6,377	(138,572)
Purchases of loan portfolios	(79,713)	(36,059)
Purchases of bank-owned life insurance	—	(3,550)
Proceeds from bank-owned life insurance	—	499
Net purchases of premises, equipment and land	(858)	(8,961)
Contributions to unconsolidated entities	(495)	(2,736)
Net proceeds from (purchases) redemption of FHLB stock	(979)	82
Net cash used in investing activities	(82,807)	(249,067)
Cash flows from financing activities:
Net (decrease) increase in deposits	(40,127)	412,832
Net decrease in short-term borrowings	—	(22,000)
Cash dividends paid on common stock	(7,201)	(6,490)
Repurchases of common stock and other related costs	(6,731)	—
Net proceeds from issuance of common stock and stock option exercises	679	870
Net cash (used in) provided by financing activities	(53,380)	385,212
Net (decrease) increase in cash and cash equivalents	(126,777)	155,824
Cash and cash equivalents at beginning of period	328,907	104,067
Cash and cash equivalents at end of period	$202,130	$259,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,266	$1,681
Income taxes	3,283	2,445
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	(1,114)	—
Net transfer of investment securities available-for-sale to held-to-maturity	329,503	—
Other intangible assets and services provided in exchange for Swell common stock	1,500	—

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the "Company," "we," "us," or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 2020, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into our financial statements. In March 2022, Oahu HomeLoans, LLC was terminated.

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

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell intends to launch an integrated checking and line-of-credit account in the summer of 2022, with Central Pacific Bank serving as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The investment is accounted for under the cost method and is also included in investment in unconsolidated entities.

We also have other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities.

Our investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.2 million, $25.3 million and $5.6 million, respectively, at March 31, 2022 and $0.2 million, $25.9 million and $3.6 million, respectively, at December 31, 2021. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

Transfers of investment securities from AFS to HTM are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in AOCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that HTM security.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of March 31, 2022 and the Company did not reverse any accrued interest against interest income during the three months ended March 31, 2022.

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

As of March 31, 2022, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.6 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Securities in the HTM portfolio are issued by or contain collateral issued by U.S. government sponsored enterprises ("GSEs") and carry implicit guarantees from the U.S. government. Due to the implicit guarantee and the long history of no credit losses, no allowance for credit losses was recorded for these securities.

Accrued interest on HTM debt securities is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on HTM debt securities totaled $0.6 million as of March 31, 2022. The Company did not have any accrued interest receivable on HTM debt securities as of December 31, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $12.2 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively, and is reported together with accrued interest on HTM and AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”

the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes modified loans due to the novel coronavirus disease ("COVID-19") pandemic have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral of $0.2 million, with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of March 31, 2022.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. Section 4013 and the interagency guidance were applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. This relief ended on January 1, 2022.

Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the economic recovery, market volatility and other actions taken by governmental authorities and other third parties as a result of the pandemic.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2022

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-04 effective January 1, 2022 and it did not have a material impact on our consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, "Leases (Topic 842), Lessors—Certain Leases with Variable Lease Payments". ASU 2021-05 updates guidance in Topic 842, to restore long-standing accounting practice for certain sales-type leases with variable payments. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-05 effective January 1, 2022 and it did not have an impact on our consolidated financial statements as the Company does not have sale-type leases with variable payments.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company will elect optional expedients above for applicable contract modifications and hedge accounting for hedging relationships that meet the stated criteria.

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method". ASU 2022-01 updates guidance in Topic 815, to expand the current last-of-layer method, which will allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements, however we currently do not use the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements and plans on making the adoption for the upcoming effective fiscal period.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on HTM and AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
March 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,730	$—	$(1)	$41,729	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	$287,777	$—	$(3)	$287,774	$—
Total held-to-maturity securities	$329,507	$—	$(4)	$329,503	$—

Available-for-sale:
Debt securities:
States and political subdivisions	$178,137	$487	$(14,443)	$164,181	$—
Corporate securities	36,561	—	(3,507)	33,054	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	33,275	120	(1,224)	32,171	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	926,988	220	(69,010)	858,198	—
Residential - Non-government agencies	11,088	101	(281)	10,908	—
Commercial - U.S. Government-sponsored entities	63,074	17	(3,733)	59,358	—
Commercial - Non-government agencies	41,333	279	—	41,612	—
Total available-for-sale securities	$1,290,456	$1,224	$(92,198)	$1,199,482	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$235,521	$3,156	$(1,849)	$236,828	$—
Corporate securities	41,687	24	(1,065)	40,646	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,833	69	(568)	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,213,910	4,899	(19,993)	1,198,816	—
Residential - Non-government agencies	11,942	335	(64)	12,213	—
Commercial - U.S. Government-sponsored entities	66,287	756	(1,194)	65,849	—
Commercial - Non-government agencies	41,328	685	—	42,013	—
Total available-for-sale securities	$1,646,508	$9,924	$(24,733)	$1,631,699	$—

During the three months ended March 31, 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. There was no impact to net income as a result of the reclassification. This transfer was to mitigate the potential future impact to capital through accumulated other comprehensive loss in consideration of a rising interest rate environment and the impact of rising rates on the market value of the investment securities. The Company believes that it maintains sufficient liquidity for future business needs and it has the positive intent and ability to hold these securities to maturity.

The amortized cost and estimated fair value of our HTM and AFS debt securities at March 31, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Debt securities:
Due after ten years	$41,730	$41,729
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	287,777	287,774
Total held-to-maturity securities	$329,507	$329,503

Available-for-sale:
Debt securities:
Due in one year or less	$5,614	$5,607
Due after one year through five years	20,250	20,432
Due after five years through ten years	83,032	78,488
Due after ten years	139,077	124,879
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	926,988	858,198
Residential - Non-government agencies	11,088	10,908
Commercial - U.S. Government-sponsored entities	63,074	59,358
Commercial - Non-government agencies	41,333	41,612
Total available-for-sale securities	$1,290,456	$1,199,482

The Company did not sell any investment securities during the three months ended March 31, 2022 and 2021.

Investment securities with fair value of $408.3 million and $455.8 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At March 31, 2022 and December 31, 2021, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 273 and 153 debt securities which were in an unrealized loss position, without an ACL, at March 31, 2022 and December 31, 2021, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Debt securities:
States and political subdivisions	$163,055	$(12,432)	$9,445	$(2,012)	$172,500	$(14,444)
Corporate securities	4,696	(325)	28,358	(3,182)	33,054	(3,507)
U.S. Treasury obligations and direct obligations of U.S Government agencies	4,808	(54)	19,215	(1,170)	24,023	(1,224)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	951,100	(50,975)	170,132	(18,038)	1,121,232	(69,013)
Residential - Non-government agencies	6,336	(137)	852	(144)	7,188	(281)
Commercial - U.S. Government-sponsored entities	36,944	(1,104)	14,579	(2,629)	51,523	(3,733)
Total temporarily impaired securities	$1,166,939	$(65,027)	$242,581	$(27,175)	$1,409,520	$(92,202)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Debt securities:
States and political subdivisions	$79,360	$(1,252)	$10,864	$(597)	$90,224	$(1,849)
Corporate securities	8,633	(235)	21,960	(830)	30,593	(1,065)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,103	(415)	10,891	(153)	26,994	(568)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	926,570	(15,883)	114,747	(4,110)	1,041,317	(19,993)
Residential - Non-government agencies	—	—	938	(64)	938	(64)
Commercial - U.S. Government-sponsored entities	6,313	(205)	16,281	(989)	22,594	(1,194)
Total temporarily impaired securities	$1,036,979	$(17,990)	$175,681	$(6,743)	$1,212,660	$(24,733)

The Company has evaluated its AFS investment securities that are in an unrealized loss position and has determined that the unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. Investment securities in an unrealized loss position are evaluated on at least a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated. All of the investment securities in an unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL and unrealized losses on these securities have not been recognized into income.

Visa Class B Common Stock

As of March 31, 2022, the Company owns 34,631 shares of Class B common stock of Visa, Inc. ("Visa"). These shares were received in 2008 as part of Visa's initial public offering ("IPO"). These shares are transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock. Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company has determined that the Visa Class B common stock does not have a readily determinable fair value and chooses to carry the shares on the Company's consolidated balance sheets at zero cost basis.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of March 31, 2022 and December 31, 2021 consisted of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$45,938	$94,850
Other	544,732	530,383
Real estate:
Construction	123,767	123,351
Residential mortgage	1,873,405	1,875,200
Home equity	674,625	635,721
Commercial mortgage	1,245,423	1,222,138
Consumer	669,194	624,115
Gross loans	5,177,084	5,105,758
Net deferred fees	(2,247)	(4,109)
Total loans, net of deferred fees and costs	5,174,837	5,101,649
Allowance for credit losses	(64,754)	(68,097)
Total loans, net of allowance for credit losses	$5,110,083	$5,033,552

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

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA paid the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan.

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

The Company received forgiveness payments from the SBA and paydowns from borrowers totaling over $846.8 million as of March 31, 2022. A total outstanding balance of $45.9 million and net deferred fees of $1.7 million remain as of March 31, 2022. Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company did not transfer any loans to the held-for-sale category during the three months ended March 31, 2022 and 2021.

The Company did not sell any loans originally held for investment during the three months ended March 31, 2022 and 2021.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended March 31, 2022
Purchases:
Outstanding balance	$48,142	$34,024	$82,166
(Discount) premium	(4,367)	1,914	(2,453)
Purchase price	$43,775	$35,938	$79,713

Three Months Ended March 31, 2021
Purchases:
Outstanding balance	$22,534	$12,990	$35,524
(Discount) premium	(131)	666	535
Purchase price	$22,403	$13,656	$36,059

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
March 31, 2022
Real estate:
Residential mortgage	$6,665	$—	$—	$6,665	$—
Home equity	820	—	—	820	—
Total	$7,485	$—	$—	$7,485	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2021
Real estate:
Residential mortgage	$8,391	$—	$—	$8,391	$—
Home equity	786	—	—	786	—
Total	$9,177	$—	$—	$9,177	$—

Foreclosure Proceedings

The Company had $1.0 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2022 and December 31, 2021, respectively.

The Company did not foreclose on any loans during the three months ended March 31, 2022 and 2021.

The Company did not sell any foreclosed properties during the three months ended March 31, 2022 and 2021.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
March 31, 2022
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$44,231	$44,231	$—
Other	710	323	592	293	1,918	542,498	544,416	—
Real estate:
Construction	—	—	—	—	—	123,317	123,317	—
Residential mortgage	7,512	4,538	111	3,804	15,965	1,858,083	1,874,048	3,804
Home equity	135	138	—	820	1,093	675,233	676,326	820
Commercial mortgage	—	—	—	—	—	1,243,499	1,243,499	—
Consumer	3,113	555	621	419	4,708	664,292	669,000	—
Total	$11,470	$5,554	$1,324	$5,336	$23,684	$5,151,153	$5,174,837	$4,624

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$91,327	$91,327	$—
Other	970	604	945	183	2,702	527,419	530,121	—
Real estate:
Construction	638	—	—	—	638	122,229	122,867	—
Residential mortgage	5,315	—	—	4,623	9,938	1,866,042	1,875,980	4,623
Home equity	234	—	44	786	1,064	636,185	637,249	786
Commercial mortgage	—	—	—	—	—	1,220,204	1,220,204	—
Consumer	2,444	712	374	289	3,819	620,082	623,901	—
Total	$9,601	$1,316	$1,363	$5,881	$18,161	$5,083,488	$5,101,649	$5,409

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 were not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period. This relief ended on January 1, 2022.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2022 consisted of five Hawaii residential mortgage loans with a principal balance of $1.1 million. There were $3.9 million of TDRs still accruing interest at March 31, 2022, $0.1 million of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three months ended March 31, 2022 and 2021.

The Company did not modify any loans during the three months ended March 31, 2022. The Company modified one commercial, financial and agricultural loan totaling $0.6 million during the three months ended March 31,2021. The loan was paid off during the three months ended June 30, 2021.

(dollars in thousands)	Number of Contracts	Recorded Investment (as of Period End)	Increase in the ACL
Three Months Ended March 31, 2021
Commercial, financial and agricultural - Other	1	$560	$—
Total	1	$560	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2022 and 2021.

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

The following table presents the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of March 31, 2022 and December 31, 2021. Revolving loans converted to term as of and during the three months ended March 31, 2022 and 2021 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost of Revolving Loans	Total
March 31, 2022
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$41,446	$2,785	$—	$—	$—	$—	$44,231
Subtotal	—	41,446	2,785	—	—	—	—	44,231
Commercial, financial and agricultural - Other:
Risk Rating
Pass	22,335	116,423	62,923	53,061	50,404	135,034	78,849	519,029
Special Mention	1,720	615	260	2,557	97	8,259	175	13,683
Substandard	—	—	1,592	320	617	8,425	750	11,704
Subtotal	24,055	117,038	64,775	55,938	51,118	151,718	79,774	544,416
Construction:
Risk Rating
Pass	1,386	40,722	28,751	3,165	26,372	20,169	1,841	122,406
Substandard	—	—	—	—	911	—	—	911
Subtotal	1,386	40,722	28,751	3,165	27,283	20,169	1,841	123,317
Residential mortgage:
Risk Rating
Pass	75,178	664,439	461,369	169,718	70,625	427,838	—	1,869,167
Substandard	—	—	967	—	—	3,914	—	4,881
Subtotal	75,178	664,439	462,336	169,718	70,625	431,752	—	1,874,048
Home equity:
Risk Rating
Pass	17,421	25,375	12,329	8,607	9,230	9,598	592,763	675,323
Special Mention	—	—	—	—	—	—	183	183
Substandard	—	—	175	—	79	566	—	820
Subtotal	17,421	25,375	12,504	8,607	9,309	10,164	592,946	676,326
Commercial mortgage:
Risk Rating
Pass	58,265	227,168	122,565	142,287	121,026	517,380	9,183	1,197,874
Special Mention	—	1,174	—	5,736	1,020	9,655	—	17,585
Substandard	—	—	—	1,737	10,227	16,076	—	28,040
Subtotal	58,265	228,342	122,565	149,760	132,273	543,111	9,183	1,243,499
Consumer:
Risk Rating
Pass	74,303	315,526	85,061	78,307	35,064	23,082	56,454	667,797
Special Mention	—	—	—	163	—	—	—	163
Substandard	—	60	44	178	83	495	—	860
Loss	—	—	—	—	—	180	—	180
Subtotal	74,303	315,586	85,105	78,648	35,147	23,757	56,454	669,000
Total	$250,608	$1,432,948	$778,821	$465,836	$325,755	$1,180,671	$740,198	$5,174,837

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$84,254	$7,073	$—	$—	$—	$—	$—	$91,327
Subtotal	84,254	7,073	—	—	—	—	—	91,327
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$122,729	$68,021	$56,531	$52,375	$31,817	$93,957	$79,131	$504,561
Special Mention	1,441	1,278	2,443	96	8,671	354	—	14,283
Substandard	—	982	393	682	6,623	1,847	750	11,277
Subtotal	124,170	70,281	59,367	53,153	47,111	96,158	79,881	530,121
Construction:
Risk Rating
Pass	35,236	25,430	3,196	28,333	288	20,090	9,376	121,949
Substandard	—	—	—	918	—	—	—	918
Subtotal	35,236	25,430	3,196	29,251	288	20,090	9,376	122,867
Residential mortgage:
Risk Rating
Pass	670,011	478,891	180,687	75,820	92,394	372,539	42	1,870,384
Special Mention	—	973	—	—	—	—	—	973
Substandard	—	—	—	577	881	3,165	—	4,623
Subtotal	670,011	479,864	180,687	76,397	93,275	375,704	42	1,875,980
Home equity:
Risk Rating
Pass	26,479	13,008	10,329	10,593	480	7,743	567,600	636,232
Special Mention	—	—	—	—	—	—	187	187
Substandard	—	176	—	79	—	575	—	830
Subtotal	26,479	13,184	10,329	10,672	480	8,318	567,787	637,249
Commercial mortgage:
Risk Rating
Pass	229,108	126,169	146,584	126,014	153,041	387,751	9,472	1,178,139
Special Mention	—	—	3,106	3,219	283	9,455	—	16,063
Substandard	—	—	1,760	8,050	1,784	14,408	—	26,002
Subtotal	229,108	126,169	151,450	137,283	155,108	411,614	9,472	1,220,204
Consumer:
Risk Rating
Pass	308,326	96,066	91,194	41,995	20,719	9,446	55,311	623,057
Special Mention	—	—	181	—	10	7	—	198
Substandard	10	35	128	80	19	221	—	493
Loss	—	—	—	—	—	153	—	153
Subtotal	308,336	96,101	91,503	42,075	20,748	9,827	55,311	623,901
Total	$1,477,594	$818,102	$496,532	$348,831	$317,010	$921,711	$721,869	$5,101,649

The following tables present the Company's loans by class and credit quality indicator as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
March 31, 2022
Commercial, financial and agricultural: SBA PPP	$45,938	$—	$—	$—	$45,938	$(1,707)	$44,231
Commercial, financial and agricultural: Other	519,345	13,683	11,704	—	544,732	(316)	544,416
Real estate:
Construction	122,856	—	911	—	123,767	(450)	123,317
Residential mortgage	1,868,524	—	4,881	—	1,873,405	643	1,874,048
Home equity	673,622	183	820	—	674,625	1,701	676,326
Commercial mortgage	1,199,798	17,585	28,040	—	1,245,423	(1,924)	1,243,499
Consumer	667,991	163	860	180	669,194	(194)	669,000
Total	$5,098,074	$31,614	$47,216	$180	$5,177,084	$(2,247)	$5,174,837

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
December 31, 2021
Commercial, financial and agricultural: SBA PPP	$94,850	$—	$—	$—	$94,850	$(3,523)	$91,327
Commercial, financial and agricultural: Other	504,823	14,283	11,277	—	530,383	(262)	530,121
Real estate:
Construction	122,433	—	918	—	123,351	(484)	122,867
Residential mortgage	1,869,604	973	4,623	—	1,875,200	780	1,875,980
Home equity	634,704	187	830	—	635,721	1,528	637,249
Commercial mortgage	1,180,074	16,062	26,002	—	1,222,138	(1,934)	1,220,204
Consumer	623,271	181	510	153	624,115	(214)	623,901
Total	$5,029,759	$31,686	$44,160	$153	$5,105,758	$(4,109)	$5,101,649

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three months ended March 31, 2022 and March 31, 2021:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended March 31, 2022
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
(Credit) provision for credit losses on loans	(41)	(848)	(72)	(1,532)	132	(2,356)	1,786	(2,931)
Subtotal	36	9,466	3,836	10,931	4,641	16,055	20,201	65,166
Charge-offs	—	254	—	—	—	—	1,216	1,470
Recoveries	—	350	—	112	—	—	596	1,058
Net charge-offs (recoveries)	—	(96)	—	(112)	—	—	620	412
Ending balance	$36	$9,562	$3,836	$11,043	$4,641	$16,055	$19,581	$64,754

Three Months Ended March 31, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
(Credit) provision for credit losses on loans	185	(2,733)	770	(1,233)	(207)	563	1,681	(974)
Subtotal	489	15,984	5,047	15,251	5,242	22,726	17,556	82,295
Charge-offs	—	609	—	—	—	—	1,098	1,707
Recoveries	—	89	—	106	9	8	753	965
Net charge-offs (recoveries)	—	520	—	(106)	(9)	(8)	345	742
Ending balance	$489	$15,464	$5,047	$15,357	$5,251	$22,734	$17,211	$81,553

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three months ended March 31, 2022 and March 31, 2021.

(dollars in thousands)
Three Months Ended March 31, 2022
Beginning balance	$4,804
(Credit) provision for off-balance sheet credit exposures	(264)
Ending balance	$4,540

Three Months Ended March 31, 2021
Beginning balance	$4,884
Provision for off-balance sheet credit exposures	153
Ending balance	$5,037

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended March 31, 2022, our provision for credit losses was a credit of $3.2 million, which consisted of a credit to the provision for credit losses on loans of $2.9 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

In the three months ended March 31, 2021, our provision for credit loss was a credit of $0.8 million, which consisted of a credit to the provision for credit losses on loans of $1.0 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The components of the Company's investments in unconsolidated entities were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Investments in low income housing tax credit partnerships, net of amortization	$25,309	$25,916
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	187	162
Other	4,049	2,054
Total	$31,092	$29,679

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $30.3 million and $30.3 million as of March 31, 2022 and December 31, 2021, respectively. Unfunded commitments related to LIHTC partnerships of $14.3 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively, are recorded in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell intends to launch an integrated checking and line-of-credit account in the summer of 2022, with Central Pacific Bank serving as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.7 million and $1.7 million in unfunded commitments related to the investment as of March 31, 2022 and December 31, 2021, respectively, which are recorded in other liabilities. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The expected payments for the unfunded commitments as of March 31, 2022 for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2022 (remainder)	$6,071	$1,653	$7,724
2023	8,128	—	8,128
2024	26	—	26
2025	6	—	6
2026	6	—	6
2027	6	—	6
Thereafter	32	—	32
Total unfunded commitments	$14,275	$1,653	$15,928

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2022 and March 31, 2021:

(dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Proportional amortization method:
Amortization expense recognized in income tax expense	$607	$407
Tax credits recognized in income tax expense	709	474

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance, January 1, 2022	$9,738
Additions	276
Amortization	(534)
Balance, March 31, 2022	$9,480

Balance, January 1, 2021	$11,865
Additions	461
Amortization	(1,232)
Balance, March 31, 2021	$11,094

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.3 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021.

Amortization of mortgage servicing rights totaled $0.5 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Fair market value, beginning of period	$10,504	$12,003
Fair market value, end of period	11,166	11,673
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed assumption	18.3%	17.5%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$72,526	$(63,046)	$9,480	$72,250	$(62,512)	$9,738

Based on the mortgage servicing rights held as of March 31, 2022, estimated amortization expense for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$1,671
2023	1,837
2024	1,506
2025	1,231
2026	1,026
2027	852
Thereafter	1,357
Total	$9,480

We perform an impairment assessment of our mortgage servicing rights whenever events or changes in circumstance indicate that the carrying value of the asset may not be recoverable.

8. DERIVATIVES

We utilize various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates. We measure all derivatives at fair value on our consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, we record the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. We immediately recognize the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Interest Rate Lock and Forward Sale Commitments

We enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2022, we were a party to interest rate lock and forward sale commitments on $0.9 million and $5.7 million of mortgage loans, respectively.

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities. During the three months ended March 31, 2022, the Company had swap agreements with its borrowers with a total notional amount of $32.9 million, offset by swap agreements with third party financial institutions with a total notional amount of $32.9 million. As of March 31, 2022, the Company was in a net cash receive position of $1.7 million for collateral of the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of March 31, 2022, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate lock and forward sale commitments	Other assets / other liabilities	$149	$5	$5	$4
Risk participation agreements	Other assets / other liabilities	—	—	—	16
Back-to-back swap agreements	Other assets / other liabilities	1,624	435	1,624	435

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate swap	Other assets / other liabilities	$—	$—	$50	$—

The following table presents the impact of derivative instruments and their location within the consolidated statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	143
Loans held for sale	Other income	(63)
Risk participation agreements	Other service charges and fees	16
Back-to-back swap agreements	Other service charges and fees	—

Three Months Ended March 31, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	180
Loans held for sale	Other income	(1)
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	31

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.92 billion line of credit as of March 31, 2022, compared to $1.83 billion at December 31, 2021. At March 31, 2022, $1.89 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021. There were no short-term borrowings under this arrangement at March 31, 2022 and at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $32.2 million at March 31, 2022, compared to $32.2 million at December 31, 2021. There were no long-term borrowings under this arrangement at March 31, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at March 31, 2022 were secured by certain real estate loans with a carrying value of $2.81 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $84.3 million and $55.4 million, respectively. As of March 31, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $129.1 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At March 31, 2022 and December 31, 2021, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	March 31, 2022
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of March 31, 2022 and December 31, 2021, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	March 31, 2022
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(Dollars in thousands)	December 31, 2021
Name of Trust	Amount of Subordinated Debentures	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.1 million, net of unamortized debt issuance costs of $0.9 million, at March 31, 2022.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Other operating income:
In-scope of ASC 606
Mortgage banking income	$235	$838
Service charges on deposit accounts	1,861	1,478
Other service charges and fees	3,863	3,178
Income on fiduciary activities	1,154	1,231
In-scope other operating income	7,113	6,725
Out-of-scope other operating income	2,438	3,986
Total other operating income	$9,551	$10,711

11. SHARE-BASED COMPENSATION

Restricted Stock Units

Under the Company's 2013 Stock Compensation Plan, we award restricted and performance stock awards and units to our non-officer directors and certain senior management personnel. The awards typically vest over a three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of restricted stock units for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During the Period
Non-vested restricted stock units, beginning of period	485,339	$21.95
Changes during the period:
Granted	95,155	29.38
Vested	(89,304)	24.61	$2,652
Forfeited	(39,749)	28.00
Non-vested restricted stock units, end of period	451,441	22.46

12. OPERATING LEASES

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Lease cost:
Operating lease cost	$1,390	$1,571
Variable lease cost	830	720
Less: sublease income	(12)	—
Total lease cost	$2,208	$2,291

Other information:
Operating cash flows from operating leases	$(1,506)	$(1,599)
Weighted-average remaining lease term - operating leases	11.49 years	11.78 years
Weighted-average discount rate - operating leases	3.92%	3.89%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2022 (remainder)	$4,420	$1,113	$3,307
2023	5,183	1,343	3,840
2024	4,508	1,214	3,294
2025	4,195	1,088	3,107
2026	4,133	968	3,165
2027	4,123	843	3,280
Thereafter	23,253	3,636	19,617
Total	$49,815	$10,205	$39,610

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total rental income recognized	$951	$520

Based on the Company's leases as lessor as of March 31, 2022, estimated lease payments for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$1,532
2023	923
2024	521
2025	304
2026	171
2027	131
Thereafter	304
Total	$3,886

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive loss for the three months ended March 31, 2022 and 2021, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(108,448)	$(28,998)	$(79,450)
Net unrealized losses on investment securities	(108,448)	(28,998)	(79,450)

Net unrealized losses on derivatives:
Net unrealized losses arising during the period	$(50)	$(13)	$(37)
Net unrealized losses on derivatives	(50)	(13)	(37)

Defined benefit plans:
Amortization of net actuarial loss	133	36	97
Amortization of net transition obligation	4	1	3
Defined benefit plans, net	137	37	100

Other comprehensive loss	$(108,361)	$(28,974)	$(79,387)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2021
Net unrealized losses on investment securities:
Net unrealized losses arising during the period	$(23,619)	$(6,318)	$(17,301)
Net unrealized losses on investment securities	(23,619)	(6,318)	(17,301)

Defined benefit plans:
Amortization of net actuarial loss	246	66	180
Amortization of net transition obligation	5	1	4
Defined benefit plans, net	251	67	184

Other comprehensive loss	$(23,368)	$(6,251)	$(17,117)

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive loss before reclassifications	(79,450)	(37)	—	(79,487)
Reclassification adjustments from AOCI	—	—	100	100
Total other comprehensive income (loss)	(79,450)	(37)	100	(79,387)

Balance at end of period	$(83,116)	$(37)	$(4,194)	$(87,347)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Three Months Ended March 31, 2021
Balance at beginning of period	$26,651	$—	$(6,523)	$20,128

Other comprehensive loss before reclassifications	(17,301)	—	—	(17,301)
Reclassification adjustments from AOCI	—	—	184	184
Total other comprehensive income (loss)	(17,301)	—	184	(17,117)

Balance at end of period	$9,350	$—	$(6,339)	$3,011

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2022 and 2021:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended March 31,
(dollars in thousands)	2022	2021
Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(133)	$(246)	Other operating expense - other
Amortization of net transition obligation	(4)	(5)	Other operating expense - other
Total before tax	(137)	(251)
Tax effect	37	67	Income tax benefit (expense)
Net of tax	$(100)	$(184)

Total reclassification adjustments from AOCI for the period, net of tax	$(100)	$(184)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net income	$19,438	$18,038

Weighted average common shares outstanding - basic	27,591,390	28,108,648
Dilutive effect of employee stock options and awards	283,534	204,366
Weighted average common shares outstanding - diluted	27,874,924	28,313,014

Basic earnings per common share	$0.70	$0.64
Diluted earnings per common share	$0.70	$0.64

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of March 31, 2022, the weighted average discount rate used in the valuation of loans was 6.44%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of March 31, 2022, the weighted average discount rate used in the valuation of time deposits was 1.24%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of March 31, 2022, the weighted average discount rate used in the valuation of long-term debt was 6.64%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Financial assets:
Cash and due from banks	$83,947	$83,947	$83,947	$—	$—
Interest-bearing deposits in other banks	118,183	118,183	118,183	—	—
Investment securities	1,528,989	1,528,985	—	1,520,904	8,081
Loans held for sale	4,677	4,677	—	4,677	—
Loans, net of ACL	5,110,083	4,688,605	—	—	4,688,605
Accrued interest receivable	16,423	16,423	16,423	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,269,562	2,269,562	2,269,562	—	—
Interest-bearing demand and savings and money market	3,630,931	3,630,931	3,630,931	—	—
Time	698,538	692,253	—	—	692,253
Long-term debt	105,677	91,117	—	—	91,117
Accrued interest payable (included in other liabilities)	1,807	1,807	1,807	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Derivatives:
Interest rate lock commitments	$899	$(2)	$(2)	$—	$(2)	$—
Forward sale commitments	5,669	146	146	—	146	—
Risk participation agreements	37,426	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,919	1,624	1,624	—	—	1,624
Liabilities	32,919	(1,624)	(1,624)	—	—	(1,624)
Interest rate swap	115,545	(50)	(50)	—	—	(50)

Off-balance sheet financial instruments:
Commitments to extend credit	1,308,724	—	1,402	—	1,402	—
Standby letters of credit and financial guarantees written	6,058	—	91	—	91	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and due from banks	$81,506	$81,506	$81,506	$—	$—
Interest-bearing deposits in other banks	247,401	247,401	247,401	—	—
Investment securities	1,631,699	1,631,699	—	1,623,080	8,619
Loans held for sale	3,531	3,531	—	3,531	—
Loans, net of ACL	5,033,552	4,741,379	—	—	4,741,379
Accrued interest receivable	16,709	16,709	16,709	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,291,246	2,291,246	2,291,246	—	—
Interest-bearing demand and savings and money market	3,641,180	3,641,180	3,641,180	—	—
Time	706,732	704,645	—	—	704,645
Long-term debt	105,616	94,588	—	—	94,588
Accrued interest payable (included in other liabilities)	1,122	1,122	1,122	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Derivatives:
Forward sale commitments	3,525	1	1	—	1	—
Risk participation agreements	37,531	(16)	(16)	—	—	(16)
Back-to-back swap agreements:
Assets	33,112	435	435	—	—	435
Liabilities	33,112	(435)	(435)	—	—	(435)

Off-balance sheet financial instruments:
Commitments to extend credit	1,266,596	—	1,347	—	1,347	—
Standby letters of credit and financial guarantees written	6,634	—	100	—	100	—

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

As discussed in Note 8 - Derivatives, during the three months ended March 31, 2022 the Company entered into an interest rate swap which was measured at fair value using Level 3 inputs. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	41,729	—	41,729	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	287,774	—	287,774	—
Total held-to-maturity securities	329,503	—	329,503	—

Available-for-sale securities:
Debt securities:
States and political subdivisions	$164,181	$—	$156,952	$7,229
Corporate securities	33,054	—	33,054	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	32,171	—	32,171	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	858,198	—	858,198	—
Residential - Non-government agencies	10,908	—	10,056	852
Commercial - U.S. Government-sponsored entities	59,358	—	59,358	—
Commercial - Non-government agencies	41,612	—	41,612	—
Total available-for-sale securities	1,199,482	—	1,191,401	8,081

Derivatives: Interest rate lock, forward sale commitments, risk participation agreements, back-to-back swap agreements, and interest rate swap agreements	94	—	144	(50)
Total	$1,529,079	$—	$1,521,048	$8,031

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$236,828	$—	$229,147	$7,681
Corporate securities	40,646	—	40,646	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,334	—	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,198,816	—	1,198,816	—
Residential - Non-government agencies	12,213	—	11,275	938
Commercial - U.S. Government-sponsored entities	65,849	—	65,849	—
Commercial - Non-government agencies	42,013	—	42,013	—
Total available-for-sale securities	1,631,699	—	1,623,080	8,619

Derivatives: Interest rate lock, forward sale commitments, risk participation agreements, back-to-back swap agreements, and interest rate swap agreements	(15)	—	1	(16)
Total	$1,631,684	$—	$1,623,081	$8,603

For the three months ended March 31, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2021	$7,681	$938	$8,619
Principal payments received	(55)	(5)	(60)
Unrealized net loss included in other comprehensive income	(397)	(81)	(478)
Balance at March 31, 2022	$7,229	$852	$8,081

Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(1,973)	(5)	(1,978)
Unrealized net loss included in other comprehensive income	(673)	(79)	(752)
Balance at March 31, 2021	$8,691	$905	$9,596

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $7.2 million and $7.7 million at March 31, 2022 and December 31, 2021, respectively.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.9 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.

The Company estimates the aggregate fair value of $8.1 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of March 31, 2022, the weighted average discount rate utilized was 4.63%, compared to 3.46% at December 31, 2021, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

There were no assets measured on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

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

Central Pacific Bank is a full-service community bank with 30 branches and 65 ATMs located throughout the state of Hawaii as of March 31, 2022.

The bank offers a broad range of products and services including accepting demand, money market, savings and time deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 23, 2022, including the
“Risk Factors” set forth therein.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At March 31, 2022 and December 31, 2021, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2021 Form 10-K.

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

Financial Summary

Net income for the three months ended March 31, 2022 was $19.4 million, or $0.70 per diluted share, compared to net income of $18.0 million, or $0.64 per diluted share for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company recorded a credit to the provision for credit losses of $3.2 million, compared to a credit to the provision of $0.8 million during the three months ended March 31, 2021.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three months ended March 31, 2022 was $22.3 million, compared to $22.7 million for the three months ended March 31, 2021.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Return on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2022	2021
Return on average assets	1.06%	1.07%
Return on average shareholders’ equity	14.44	13.07
Basic earnings per common share	$0.70	$0.64
Diluted earnings per common share	0.70	0.64

COVID-19 Pandemic

The ongoing novel coronavirus disease ("COVID-19") pandemic caused significant disruption in the local, national and global economies and financial markets in 2020. While the economy now appears to be on track for recovery and most COVID-19 related restrictions have been lifted, continuation and worsening of COVID-19 could cause reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") took a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. While interest rates have remained low, inflation has significantly increased. We expect future increases in interest rates to moderate inflation which in effect may adversely impact the Company's loan origination and sales and pressure funding costs. Changes in market interest rates, which we do not control or have little to no influence over, affect our net interest income, margins and profitability. Therefore, we control the composition of our financial assets and liabilities with asset repricing options and maintain models that monitor those positions and sensitivity of our interest rate risk to best mitigate the adverse effects of the changing interest rate environment.

Our operations, like those of other financial institutions that operate in our market, are significantly influenced by economic conditions in Hawaii, including the strength of the real estate market and the tourism industry. Hawaii's economy which was significantly impacted by COVID-19, appears to be on track for recovery. On March 26, 2022, the state of Hawaii's mask mandate, Safe Travels Program, and Emergency Proclamation on COVID-19 ended, effectively ending all government-imposed restrictions related to COVID-19.

Financial position and results of operations

Through guidance from regulatory agencies, the Company has prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic peaked at $605 million in May 2020. Since then, nearly all of the borrowers who received payment forbearance or deferral have resumed payment. As of March 31, 2022, $0.1 million remained on payment deferral.

During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable for loans on active forbearance or deferral totaling $0.2 million. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral. As of March 31, 2022, the Company does not have a reserve on accrued interest receivable.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests as well as comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company maintains access to multiple sources of liquidity and wholesale funding markets have remained open. During 2020 and 2021, we experienced a significant inflow of deposits due to government stimulus and general market uncertainty; however, this may not continue.

To further strengthen its capital position, the Company issued $55.0 million in subordinated debt in October 2020, which is classified as tier 2 capital for regulatory purposes, and down-streamed $46.8 million of the net proceeds from our offering to the bank, which qualifies as tier 1 capital for regulatory purposes for the bank.

In March 2020, we decided to suspend our share repurchase program in light of the pandemic. In January 2021, our Board of Directors approved a new authorization to repurchase up to $25 million in common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2021 Repurchase Plan") which replaced and superseded the previous share repurchase program. The Company resumed repurchases during the second quarter of 2021. During 2021, the Company repurchased 696,894 shares of common stock, at an aggregate cost of $18.7 million, or an average of $26.79 per share, under the 2021 Repurchase Plan.

On January 25, 2022, our Board of Directors approved a new share repurchase authorization of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaces and supersedes in its entirety the 2021 Repurchase Plan, which had $6.3 million in remaining repurchase authority as of December 31, 2021.

During the three months ended March 31, 2022, the Company repurchased 234,981 shares of common stock, at an aggregate cost of $6.7 million, of an average of $28.65 per share, under the Company's share repurchase programs (34,100 shares at an aggregate cost of $1.0 million under the 2021 Repurchase Plan and 200,881 shares at an aggregate cost of $5.7 million under the 2022 Repurchase Plan). As of March 31, 2022, $24.3 million remained available for repurchase under the Company's 2022 Repurchase Plan.

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

Processes, controls and business continuity plan

The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. In September 2021, the Company implemented required weekly COVID testing for the small portion of its workforce that remained unvaccinated. Over 95% of the Company's employees are fully vaccinated as of March 31, 2022.

Lending operations and accommodations to borrowers

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA paid the originating bank a processing fee ranging from 1% to 5% based on the size of the loan, which the Company is recognizing over the life of the loan.

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

The Company developed a PPP forgiveness portal and, with assistance from a third party vendor, has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments from the SBA and repayments from borrowers totaling over $846.8 million as of March 31, 2022. A total outstanding balance of $45.9 million and net deferred fees of $1.7 million remain as of March 31, 2022. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA or repaid by the borrower in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial, financial and agricultural loan customers on a case-by-case basis depending on need. Nearly all of the loans that were granted forbearance or deferral have returned to payment. As of March 31, 2022, the Company had loan payment forbearance or deferrals on outstanding balances of $0.1 million.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks were provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. This relief ended on January 1, 2022. As of March 31, 2022, there were no loans with modifications that did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".
During the third quarter of 2020, the Company recorded a reserve on the accrued interest receivable of loans on active forbearance or deferral totaling $0.2 million, with the offset recorded to provision for credit losses. This reserve balance was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral. The Company no longer has a reserve on accrued interest receivable as of March 31, 2022.

Credit

Criticized loans at March 31, 2022 increased by $3.0 million from December 31, 2021 to $79.0 million, or 1.5% of the total loan portfolio excluding PPP loans. Special mention loans declined by $0.1 million to $31.6 million, or 0.6% of the total loan portfolio excluding PPP loans. Classified loans increased by $3.1 million to $47.4 million, or 0.9% of the total loan portfolio excluding PPP loans.

The Company believes that the residential, home equity and commercial real estate and construction loan portfolios are lower risk. These loans comprise of $3.92 billion or 76% of our total loan portfolio, net of PPP loans at March 31, 2022. Overall, the Company's loan portfolio remains well diversified.

Material Trends

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by the strength of the real estate markets, economic environment and environmental conditions in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment, robust tourism and rising personal income; while an unfavorable business environment is characterized by the reverse.

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continued to be impacted by the COVID-19 pandemic in 2021, however the state is making progress towards economic recovery as domestic travel restrictions have been removed.

On March 26, 2022, the state of Hawaii's mask mandate, Safe Travels Program, and Emergency Proclamation on COVID-19 ended, effectively ending all government-imposed restrictions related to COVID-19.

Prior to the pandemic, Hawaii experienced record-level visitor arrivals and expenditures in 2019 and in the first two months of 2020. According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 1.2 million visitors arrived to the Hawaiian Islands in the two months ended February 28, 2022, mainly from the U.S. West and U.S. East as international travelers to Hawaii have not returned in a meaningful way as a result of the pandemic. This was nearly triple of the 0.5 million visitors from the same period last year but down 28.3% from 1.7 million visitors in the two months ended February 28, 2020 and down 24.6% from 1.6 million visitors in the two months ended February 28, 2019.

Total spending for visitors arriving in the two months ended February 28, 2022 was $2.71 billion, up 240.6% from $795.0 million in the same period last year, but down by 15.1% from $3.19 billion in the two months ended February 28, 2020 and down by 9.9% from $3.01 billion in the two months ended February 28, 2019.

According to recent data provided by the Department of Agriculture and the Department of Transportation, the Department of Business, Economic Development and Tourism ("DBEDT") reported through April 13, 2022, average daily visitors to Hawaii in April 2022 was over 31,000, up 65.3%, 7312%, and 5.2% in the same periods ending April 2021, April 2020, and April 2019, respectively.

According to a March 2022 report by The Economic Research Organization at the University of Hawaii ("UHERO"), total visitor arrivals are expected to increase to approximately 8.7 million in 2022 and visitor spending is expected to increase to approximately $17.12 billion in 2022.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 4.1% in the month of March 2022. The unemployment rate of 4.1% in March 2022 continues to decline from the high of 21.9% in the months of April and May 2020, but remains above the national seasonally adjusted unemployment rate of 3.6%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 4.0% in 2022.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. 2021 was a record year for the Oahu real estate market. According to the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums were up an impressive 17.9% and 53.1%, respectively, from 2020. The Oahu single-family home annual median price rose 19.3% in 2021, ending the year at $990,000. The Oahu condominium annual median price rose 9.2% in 2021, ending the year at $475,000.

According to the latest data available from the Honolulu Board of Realtors, the first quarter of 2022 closed with new record median sales prices for both single-family homes and condominiums. During the three months ended March 31, 2022, the median sales price of single-family homes and condominiums were $1,100,000 and $510,000, respectively, which increased by 20.2% and 12.1%, respectively from the same year-ago period. Sales of Oahu single-family homes were down 2.6% during the three months ended March 31, 2022, while sales of condominiums were up 16.8% during the three months ended March 31, 2022, compared to the same year-ago period.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the successful product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched with a VIP waitlist campaign and a large social media influencer campaign. As of March 31, 2022, approximately 3,900 Shaka accounts have been opened since the product launch on November 8, 2021.

Beginning in the first quarter of 2022, the Company continued its BaaS initiatives with an equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. There is also a collaboration between the Company, Swell and Elevate Credit, Inc. (NYSE:ELVT), a provider of digital lending solutions. Swell intends to launch its first product in mid-2022, which plans to be all-digital and available for consumers across most of the U.S. Mainland.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2022 and 2021. A comparison of net interest income on a taxable-equivalent basis for the three months ended March 31, 2022 and 2021 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2022			2021			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$157,861	0.18%	72	$43,442	0.10%	10	$114,419	0.08%	62
Investment securities, excluding ACL:
Taxable (1)	1,535,039	1.86	7,155	1,081,271	1.90	5,124	453,768	(0.04)	2,031
Tax-exempt (1)	117,493	2.80	824	93,665	2.78	651	23,828	0.02	173
Total investment securities	1,652,532	1.93	7,979	1,174,936	1.97	5,775	477,596	(0.04)	2,204
Loans, including loans held for sale (2)	5,114,260	3.54	44,949	5,079,874	3.66	46,074	34,386	(0.12)	(1,125)
Federal Home Loan Bank stock	7,996	2.98	59	7,534	3.13	59	462	(0.15)	—
Total interest earning assets	6,932,649	3.08	53,059	6,305,786	3.32	51,918	626,863	(0.24)	1,141
Noninterest-earning assets	409,201			433,039			(23,838)
Total assets	$7,341,850			$6,738,825			$603,025

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,425,303	0.03%	112	$1,186,963	0.03%	86	$238,340	—%	26
Savings and money market deposits	2,212,426	0.06	329	1,972,800	0.06	274	239,626	—	55
Time deposits up to $250,000	223,661	0.28	156	236,828	0.41	241	(13,167)	(0.13)	(85)
Time deposits over $250,000	462,087	0.28	313	657,004	0.21	347	(194,917)	0.07	(34)
Total interest-bearing deposits	4,323,477	0.09	910	4,053,595	0.09	948	269,882	—	(38)
Federal Home Loan Bank advances and other short-term borrowings	—	—	—	2,456	0.30	2	(2,456)	(0.30)	(2)
Long-term debt	105,637	4.00	1,041	105,402	3.95	1,027	235	0.05	14
Total interest-bearing liabilities	4,429,114	0.18	1,951	4,161,453	0.19	1,977	267,661	(0.01)	(26)
Noninterest-bearing deposits	2,258,116			1,905,147			352,969
Other liabilities	115,971			120,247			(4,276)
Total liabilities	6,803,201			6,186,847			616,354
Shareholders’ equity	538,601			551,976			(13,375)
Non-controlling interest	48			2			46
Total equity	538,649			551,978			(13,329)
Total liabilities and equity	$7,341,850			$6,738,825			$603,025

Net interest income			$51,108			$49,941			$1,167

Interest rate spread		2.90%			3.13%			(0.23)%

Net interest margin		2.97%			3.19%			(0.22)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $51.1 million for the first quarter of 2022, representing an increase of 2.3% from $49.9 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher average investment securities and loan balances, partially offset by lower recognition of net interest income and loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP").

Net interest income for the first quarter of 2022 included $1.9 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $5.2 million in the year-ago quarter. During the first quarter of 2022, the Company received $48.9 million in PPP loan forgiveness and repayments, compared to $100.7 million in the year-ago quarter. During the first quarters of 2022 and 2021, the Company had average PPP loan balances of $68.7 million and $526.8 million, respectively, which earned yields of approximately 11.47% and 3.99%, respectively. As of March 31, 2022, the Company has net deferred fees of $1.7 million remaining.

The decreases in average yields earned on core loans and investment securities and average rates paid on interest-bearing liabilities were primarily attributable to the historically low interest rate environment caused by the COVID-19 pandemic.

Interest Income

Taxable-equivalent interest income was $53.1 million for the first quarter of 2022, representing an increase of $1.1 million, or 2.2%, from $51.9 million in the year-ago quarter. The increase was primarily attributable to higher average investment securities balances of $477.6 million during the first quarter of 2022, compared to the year-ago quarter, which increased interest income by approximately $2.4 million, and higher loan balances of $34.4 million, which increased interest income by approximately $0.3 million. These increases were partially offset by a 12 decrease in the average yield earned on loans during the first quarter of 2022, compared to the year-ago quarter, which decreased interest income by approximately $1.5 million and a 4 bp decrease in the average yield earned on investment securities, which decreased interest income by approximately $0.1 million.

Interest Expense

Interest expense for the first quarter of 2022 was $2.0 million, remained relatively flat representing a decrease of just $26 thousand, or 1.3%, from $2.0 million in the year-ago quarter. Average rates paid on interest-bearing deposits of 9 bp remained unchanged from the year-ago quarter and average rates paid on total interest-bearing liabilities of 18 bp declined by 1 bp from 19 in the year-ago quarter.

Net Interest Margin

Our net interest margin of 2.97% for the first quarter of 2022 decreased by 22 bp from 3.19% in the year-ago quarter. As previously discussed, the decrease in net interest margin for the first quarter of 2022 compared to the year-ago quarter was primarily attributable to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with lower yields earned on loans and investment securities.

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

	Three Months Ended March 31, 2022 Compared To March 31, 2021
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$29	$33	$62
Investment securities, excluding ACL:
Taxable investment securities (1)	2,183	(152)	2,031
Tax-exempt investment securities (1)	167	6	173
Total investment securities	2,350	(146)	2,204
Loans, including loans held for sale (2)	331	(1,456)	(1,125)
Federal Home Loan Bank stock	3	(3)	—
Total interest earning assets	2,713	(1,572)	1,141

Interest-bearing liabilities:
Interest-bearing demand deposits	26	—	26
Savings and money market deposits	55	—	55
Time deposits up to $250,000	(13)	(72)	(85)
Time deposits over $250,000	(109)	75	(34)
Total interest-bearing deposits	(41)	3	(38)
Federal Home Loan Bank advances and other short-term borrowings	(2)	—	(2)
Long-term debt	2	12	14
Total interest-bearing liabilities	(41)	15	(26)

Net interest income	$2,754	$(1,587)	$1,167

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

In the first quarter of 2022, our provision for credit losses was a credit of $3.2 million, which consisted of a credit to the provision for credit losses on loans of $2.9 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

In the first quarter of 2021, our provision for credit loss was a credit of $0.8 million, which consisted of a credit to the provision for credit losses on loans of $1.0 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

Our net charge-offs were $0.4 million during the first quarter of 2022, compared to net charge-offs of $0.7 million in the year-ago quarter.

The credits to the provision for credit losses in the current and year-ago quarters were primarily due to improved economic forecasts, lower net charge-offs and loan portfolio improvement as the State of Hawaii continues to recover from the pandemic.

We did not record a provision for credit losses on investment securities during the three months ended March 31, 2022 and March 31, 2021.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Other operating income:
Mortgage banking income	$1,172	$2,970	$(1,798)	-60.5%
Service charges on deposit accounts	1,861	1,478	383	25.9%
Other service charges and fees	4,488	3,790	698	18.4%
Income from fiduciary activities	1,154	1,231	(77)	-6.3%
Income from bank-owned life insurance	539	797	(258)	-32.4%
Other:
Equity in earnings of unconsolidated entities	93	107	(14)	-13.1%
Income recovered on nonaccrual loans previously charged-off	38	35	3	8.6%
Other recoveries	25	28	(3)	-10.7%
Unrealized losses on loans-held-for-sale	(63)	—	(63)	N.M.
Commissions on sale of checks	77	77	—	—%
Other	167	198	(31)	-15.7%
Total other operating income	$9,551	$10,711	$(1,160)	-10.8%

Not meaningful ("N.M.")

For the first quarter of 2022, total other operating income of $9.6 million decreased by $1.2 million, or 10.8%, from $10.7 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower mortgage banking income of $1.8 million and lower income from bank-owned life insurance of $0.3 million in the first quarter of 2022. The lower mortgage banking income was primarily attributable to seasonality and rising interest rates. These decreases were partially offset by higher other service charges and fees of $0.7 million, primarily attributable to higher ATM and debit card fees and higher investment services fees.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,942	$19,827	$1,115	5.6%
Net occupancy	3,774	3,764	10	0.3%
Equipment	1,082	1,000	82	8.2%
Communication	806	769	37	4.8%
Legal and professional services	2,626	2,377	249	10.5%
Computer software	3,082	3,783	(701)	-18.5%
Advertising	1,150	1,658	(508)	-30.6%
Other:
Pension plan and SERP expense	200	247	(47)	-19.0%
Foreclosed asset expense	—	3	(3)	-100.0%
Charitable contributions	95	21	74	352.4%
FDIC insurance assessment	631	440	191	43.4%
Miscellaneous loan expenses	389	370	19	5.1%
ATM and debit card expenses	663	665	(2)	-0.3%
Armored car expenses	251	192	59	30.7%
Entertainment and promotions	327	199	128	64.3%
Stationery and supplies	350	213	137	64.3%
Directors’ fees and expenses	263	217	46	21.2%
Directors' deferred compensation plan (credit) expense	(80)	902	(982)	-108.9%
Loss on disposal of fixed assets	1	32	(31)	-96.9
Other	1,653	1,167	486	41.6%
Total other operating expense	$38,205	$37,846	$359	0.9%

For the first quarter of 2022, total other operating expense was $38.2 million and increased by $0.4 million, or 0.9%, from $37.8 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.1 million, higher legal and professional services of $0.2 million, higher FDIC insurance assessment of $0.2 million, and a $0.5 million increase in Other, partially offset by lower directors' deferred compensation plan expense of $1.0 million, lower computer software expense of $0.7 million, and lower advertising expense of $0.5 million.

In January 2021, the Board of Directors approved Company management to commence action to terminate the Company’s defined benefit retirement plan (the “Plan”). The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on Form 500 standard termination notice in January 2022. The Company intends to settle the Plan in the second quarter of 2022. Upon final plan termination and settlement, we expect to recognize a one-time settlement expense of approximately $4.5 to $6.5 million.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total other operating expense	$38,205	$37,846

Net interest income	$50,935	$49,804
Total other operating income	9,551	10,711
Total revenue before provision for credit losses	$60,486	$60,515

Efficiency ratio	63.16%	62.54%

Our efficiency ratio increased to 63.16% in the first quarter of 2022, compared to 62.54% in the year-ago quarter. The efficiency ratio in the first quarter of 2022 was negatively impacted by the aforementioned higher other operating expenses and lower other operating income, offset by an increase in net interest income.

The current year increase in our efficiency ratio is reflective of the Company's strategic investments for the future. Longer term, the Company believes these investments will improve profitability and shareholder returns.

Income Taxes

The Company recorded income tax expense of $6.0 million for the first quarter of 2022, compared to $5.5 million in the same year-ago period. The effective tax rate for the first quarter of 2022 was 23.70%, compared to 23.21% in the same year-ago period.

The valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million at March 31, 2022 and $3.4 million at December 31, 2021, of which $3.2 million and $3.2 million, respectively, related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million and $0.2 million as of March 31, 2022 and December 31, 2021 relates to a Hawaii capital loss carryforward balance that we do not expect to be able to utilize. Net of the valuation allowance, the Company's net DTA totaled $52.1 million at March 31, 2022, compared to a net DTA of $25.8 million as of December 31, 2021, and is included in other assets on our consolidated balance sheets. The increase in the net DTA was primarily due to significant unrealized losses on available-for-sale investment securities recorded during the current quarter due to the rising interest rate environment.

Financial Condition

Total assets at March 31, 2022 of $7.30 billion decreased by $120.3 million from $7.42 billion at December 31, 2021.

Investment Securities

Investment securities of $1.53 billion at March 31, 2022 decreased by $102.7 million, or 6.3%, from $1.63 billion at December 31, 2021. The decrease reflects a decline in the market valuation on the AFS portfolio of $108.4 million and $66.6 million in net purchases, partially offset by principal runoff of $59.5 million and net amortization and accretion of premiums and discounts totaling $1.4 million.

The significant decline in market valuation on the AFS portfolio was primarily driven by the rising interest rate environment. To mitigate the potential future impact to capital through AOCI, during the three months ended March 31, 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. There was no impact to net income as a result of the reclassification.

In addition, during the first quarter of 2022, the Company entered into a forward starting interest rate swap on certain municipal debt securities with a notional amount of $115.5 million. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. This transaction has an effective date of March 31, 2024 and a maturity date of March 31, 2029.

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$43,380	$87,459	$(44,079)	(50.4)%
Other	407,559	422,388	(14,829)	(3.5)
Real estate:
Construction	122,329	122,867	(538)	(0.4)
Residential mortgage	1,874,048	1,875,980	(1,932)	(0.1)
Home equity	676,326	637,249	39,077	6.1
Commercial mortgage	927,241	922,146	5,095	0.6
Consumer	337,188	333,843	3,345	1.0
Total loans	4,388,071	4,401,932	(13,861)	(0.3)
Allowance for credit losses ("ACL")	(51,521)	(55,808)	4,287	(7.7)
Loans, net of ACL	$4,336,550	$4,346,124	$(9,574)	(0.2)

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$851	$3,868	$(3,017)	(78.0)%
Other	136,857	107,733	29,124	27.0
Real estate:
Construction	988	—	988	—
Commercial mortgage	316,258	298,058	18,200	6.1
Consumer	331,812	290,058	41,754	14.4
Total loans	786,766	699,717	87,049	12.4
ACL	(13,233)	(12,289)	(944)	7.7
Loans, net of ACL	$773,533	$687,428	$86,105	12.5

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$44,231	$91,327	$(47,096)	(51.6)%
Other	544,416	530,121	14,295	2.7
Real estate:
Construction	123,317	122,867	450	0.4
Residential mortgage	1,874,048	1,875,980	(1,932)	(0.1)
Home equity	676,326	637,249	39,077	6.1
Commercial mortgage	1,243,499	1,220,204	23,295	1.9
Consumer	669,000	623,901	45,099	7.2
Total loans	5,174,837	5,101,649	73,188	1.4
ACL	(64,754)	(68,097)	3,343	(4.9)
Loans, net of ACL	$5,110,083	$5,033,552	$76,531	1.5

Loans, net of deferred costs, of $5.17 billion at March 31, 2022 increased by $73.2 million, or 1.4%, from $5.10 billion at December 31, 2021. The increase reflects net increases in the following loan portfolios: consumer of $45.1 million, home equity of $39.1 million, commercial mortgage of $23.3 million, other commercial loans of $14.3 million, and construction of $0.5 million. These increases were partially offset by net decreases in SBA Paycheck Protection Program loans of $47.1 million and residential mortgage loans of $1.9 million. During the three months ended March 31, 2022, the Company received $48.9 million in PPP loan forgiveness and paydowns. Core loans, or total loans, net of deferred costs, excluding PPP loans, totaled $5.13 billion at March 31, 2022 and increased by $120.3 million, or 2.4%, from $5.01 billion at December 31, 2021.

The Hawaii loan portfolio decreased by $13.9 million, or 0.3%, from December 31, 2021. The decrease reflects net decreases in the following loan portfolios: SBA Paycheck Protection Program of $44.1 million, other commercial, financial and agricultural of $14.8 million, residential mortgage of $1.9 million, and construction of $0.5 million. These decreases were partially offset by net increases in home equity loans of $39.1 million, commercial mortgage of $5.1 million and consumer loans of $3.3 million. The increases in the portfolios were primarily due to increased demand from both new and existing customers.

The U.S. Mainland loan portfolio increased by $87.0 million, or 12.4% from December 31, 2021. The net increase was primarily attributable to net increases in consumer loans of $41.8 million, other commercial, financial and agricultural loans of $29.1 million, and commercial mortgage loans of $18.2 million, partially offset by a net decrease in SBA Paycheck Protection Program loans of $3.0 million. The increase in U.S. Mainland consumer loans was primarily attributable to unsecured consumer and automobile loan portfolio purchases from our established vendors to strategically complement and diversify our loan portfolio. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$293	$183	$110	60.1%
Real estate:
Residential mortgage	3,804	4,623	(819)	(17.7)
Home equity	820	786	34	4.3
Consumer	419	289	130	45.0
Total nonaccrual loans	5,336	5,881	(545)	(9.3)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	5,336	5,881	(545)	(9.3)

Accruing Loans Delinquent for 90 Days or More [1]
Commercial, financial and agricultural - Other	592	945	(353)	(37.4)
Real estate:
Residential mortgage	111	—	111	—
Home equity	—	44	(44)	(100.0)
Consumer	621	374	247	66.0
Total accruing loans delinquent for 90 days or more	1,324	1,363	(39)	(2.9)

Restructured Loans Still Accruing Interest [1]
Real estate:
Residential mortgage	2,751	3,768	(1,017)	(27.0)
Commercial mortgage	1,004	1,043	(39)	(3.7)
Consumer	83	92	(9)	(9.8)
Total restructured loans still accruing interest	3,838	4,903	(1,065)	(21.7)
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$10,498	$12,147	$(1,649)	(13.6)

Ratio of nonaccrual loans to total loans	0.10%	0.12%		(0.02)%
Ratio of NPAs to total loans and OREO	0.10%	0.12%		(0.02)%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.13%	0.14%		(0.01)%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.20%	0.24%		(0.04)%
Ratio of classified assets and OREO to tier 1 capital and ACL	6.84%	6.42%		0.42%

[1] Section 4013 of the CARES Act and the revised Interagency Statement were applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. This relief ended on January 1, 2022. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2021	$5,881
Additions	1,659
Reductions:
Payments	(1,598)
Return to accrual status	(38)
Net charge-offs, valuation and other adjustments	(568)
Total reductions	(2,204)
Net decrease	(545)
Balance at March 31, 2022	$5,336

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $5.3 million at March 31, 2022, compared to $5.9 million at December 31, 2021. There were no nonperforming loans classified as held for sale at March 31, 2022 and December 31, 2021. The decrease in nonperforming assets from December 31, 2021 was primarily attributable to $1.6 million in repayments of nonaccrual loans and $0.6 million in net charge-offs, valuation and other adjustments, partially offset by additions to nonaccrual loans totaling $1.7 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at March 31, 2022 consisted of five Hawaii residential mortgage loans with a combined principal balance of $1.1 million. There were $3.9 million of TDRs still accruing interest at March 31, 2022, $0.1 million of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $0.1 million as of March 31, 2022, compared to $0.4 million as of December 31, 2021.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL increased from 6.42% at December 31, 2021 to 6.84% at March 31, 2022.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Allowance for Credit Losses:
Balance at beginning of period	$68,097	$83,269

(Credit) provision for credit losses on loans [1] [2]	(2,931)	(974)

Charge-offs:
Commercial, financial and agricultural - Other	254	609
Consumer	1,216	1,098
Total charge-offs	1,470	1,707

Recoveries:
Commercial, financial and agricultural - Other	350	89
Real estate:
Residential mortgage	112	106
Home equity	—	9
Commercial mortgage	—	8
Consumer	596	753
Total recoveries	1,058	965
Net charge-offs	412	742
Balance at end of period	$64,754	$81,553

Average loans, net of deferred fees and costs	$5,114,260	$5,079,874
Annualized ratio of net charge-offs to average loans	0.03%	0.06%
Ratio of ACL to total loans	1.25%	1.59%
Ratio of ACL to total loans, excluding PPP loans	1.26%	1.80%
ACL as a percentage of nonaccrual loans	1213.53%	1133.63%

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

Our ACL at March 31, 2022 totaled $64.8 million compared to $68.1 million at December 31, 2021 and $81.6 million at March 31, 2021.

During the first quarter of 2022, we recorded a credit to the provision for credit losses on loans of $2.9 million and net charge-offs of $0.4 million. The credit to the provision was driven by improvements in our economic forecasts and loan portfolio as the State of Hawaii continues to recover from the COVID-19 pandemic.

Our ACL as a percentage of total loans decreased to 1.25% at March 31, 2022 from 1.33% at December 31, 2021 and 1.59% at March 31, 2021. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was 1.26% at March 31, 2022, compared to 1.36% at December 31, 2021 and 1.80% at March 31, 2021. Our ACL as a percentage of nonaccrual loans increased to 1213.53% at March 31, 2022 from 1157.92% at December 31, 2021 and 1133.63% at March 31, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). FHLB stock of $8.9 million at March 31, 2022 increased by $1.0 million, or 12.3%, from the FHLB stock balance of $8.0 million at December 31, 2021.  FHLB stock has an activity-based stock requirement, thus as borrowings increase, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand deposits	$2,269,562	$2,291,246	$(21,684)	(0.9)%
Interest-bearing demand deposits	1,433,284	1,415,277	18,007	1.3%
Savings and money market deposits	2,197,647	2,225,903	(28,256)	(1.3)%
Time deposits less than $100,000	132,712	136,584	(3,872)	(2.8)%
Time deposits $100,000 to $250,000	87,838	88,873	(1,035)	(1.2)%
Core deposits	6,121,043	6,157,883	(36,840)	(0.6)%
Government time deposits	188,000	214,950	(26,950)	(12.5)%
Other time deposits greater than $250,000	289,988	266,325	23,663	8.9%
Total time deposits greater than $250,000	477,988	481,275	(3,287)	(0.7)%
Total deposits	$6,599,031	$6,639,158	$(40,127)	(0.6)

Total deposits of $6.60 billion at March 31, 2022 decreased by $40.1 million, or 0.6%, from total deposits of $6.64 billion at December 31, 2021. Net decreases in noninterest-bearing demand deposits of $21.7 million, savings and money market deposits of $28.3 million, time deposits less than $100,000 of $3.9 million, time deposits $100,000 to $250,000 of $1.0 million, and government time deposits of $27.0 million were offset by net increases in other time deposits greater than $250,000 of $23.7 million and interest-bearing demand deposits of $18.0 million.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.12 billion at March 31, 2022 and decreased by $36.8 million, or 0.6%, from $6.16 billion at December 31, 2021. After experiencing large increases in core deposits in 2020 and 2021 primarily due to the deposit of PPP funds and other government stimulus into both new and existing deposit accounts, during the first quarter of 2022, the Company experienced a slight run-off of core deposits. Core deposits as a percentage of total deposits was 92.8% at March 31, 2022, compared to 92.8% at December 31, 2021. Our average cost of total deposits was 6 bp during the three months ended March 31, 2022.

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

Common and Preferred Equity

Shareholders' equity totaled $486.3 million at March 31, 2022, compared to $558.2 million at December 31, 2021. The change in total shareholders' equity was primarily attributable to net income of $19.4 million, partially offset by other comprehensive loss of $79.4 million, cash dividends declared of $7.2 million, and the repurchase of $6.7 million in shares of our common stock under our stock repurchase programs in the three months ended March 31, 2022.

Our total shareholders' equity to total assets ratio was 6.66% at March 31, 2022, compared to 7.52% at December 31, 2021. Our book value per share was $17.63 and $20.14 at March 31, 2022 and December 31, 2021, respectively. The declines in our total shareholders' equity to total assets ratio and book value per share was primarily due to the unrealized losses on available-for-sale investment securities recorded during the current quarter due to the rising interest rate environment.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of March 31, 2022, on a stand-alone basis, CPF had an available cash balance of approximately $15.5 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2022, the bank had Statutory Retained Earnings of $125.7 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On April 19, 2022, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which increased by 8.3% from $0.24 per share a year-ago.

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

On January 26, 2021, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock (the "2021 Repurchase Plan"), which replaced and superseded the previous share repurchase program. The Company resumed repurchases during the second quarter of 2021. During 2021, the Company repurchased 696,894 shares of common stock, at an aggregate cost of $18.7 million under the 2021 Repurchase Plan.

On January 25, 2022, the Company's Board of Directors approved a new share repurchase authorization of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaces and supersedes in its entirety the 2021 Repurchase Plan, which had $6.3 million in remaining repurchase authority as of December 31, 2021.

During the three months ended March 31, 2022, the Company repurchased 234,981 shares of common stock, at an aggregate cost of $6.7 million under the Company's share repurchase programs (34,100 shares at an aggregate cost of $1.0 million under the 2021 Repurchase Plan and 200,881 shares at an aggregate cost of $5.7 million under the 2022 Repurchase Plan). As of March 31, 2022, $24.3 million remained available for repurchase under the Company's 2022 Repurchase Plan. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program.

Trust Preferred Securities

As of March 31, 2022, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.1 million, net of unamortized debt issuance costs of $0.9 million, at March 31, 2022.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and were fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year from 0.625% in 2016 to a fully phased in 2.50% on January 1, 2019.

The final rules allowed community banks to make a one-time election not to include the additional components of accumulated other comprehensive income (“AOCI”) in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company made the election not to include the additional components of AOCI in regulatory capital.

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
3.Providing banking organizations that implement the Accounting Standards Update No. 2016-13, "Financial Instruments – Credit Losses, Topic 326, Measurement of Credit Losses on Financial Instruments", before the end of 2020 the option to delay for two years an estimate of the CECL methodology’s effect on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period;
4.Allowing banking organizations to implement the final rule titled Standardized Approach for Calculating the Exposure Amount of Derivative Contracts (the "SA-CCR rule") for the first quarter of 2020, on a best efforts basis.

The Company elected to exercise the option to delay for two years the CECL methodology's effect on regulatory capital.

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2021 Form 10-K.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated. The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2022 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
At March 31, 2022:
Leverage capital	$628,138	8.5%	$295,691	4.0%	N/A	N/A
Tier 1 risk-based capital	628,138	11.9	317,023	6.0	N/A	N/A
Total risk-based capital	749,274	14.2	422,697	8.0	N/A	N/A
CET1 risk-based capital	578,138	10.9	237,767	4.5	N/A	N/A

At December 31, 2021:
Leverage capital	$622,130	8.5%	$293,382	4.0%	N/A	N/A
Tier 1 risk-based capital	622,130	12.2	307,215	6.0	N/A	N/A
Total risk-based capital	741,291	14.5	409,620	8.0	N/A	N/A
CET1 risk-based capital	572,130	11.2	230,411	4.5	N/A	N/A

Central Pacific Bank
At March 31, 2022:
Leverage capital	$663,210	9.0%	$295,193	4.0%	$368,991	5.0%
Tier 1 risk-based capital	663,210	12.6	316,288	6.0	421,717	8.0
Total risk-based capital	729,195	13.8	421,717	8.0	527,146	10.0
CET1 risk-based capital	663,210	12.6	237,216	4.5	342,645	6.5

At December 31, 2021:
Leverage capital	$652,987	8.9%	$292,877	4.0%	$366,096	5.0%
Tier 1 risk-based capital	652,987	12.8	306,497	6.0	408,663	8.0
Total risk-based capital	717,000	14.0	408,663	8.0	510,828	10.0
CET1 risk-based capital	652,987	12.8	229,873	4.5	332,038	6.5

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

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee, or ALCO, monitors interest rate risk through the use of net interest income ("NII") and economic value of equity ("EVE") simulation and various hypothetical interest rate scenarios that may include gradual, immediate or non-parallel rate changes. This process is designed to measure the impact of future changes in interest rates on NII and EVE. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

ALCO utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The simulation incorporates various assumptions which are believed to be reasonable but may impact results. Key modeling assumptions are made around the timing of interest rate changes, the prepayment of mortgage-related assets, pricing spreads of assets and liabilities and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates.

The following reflects our net interest income sensitivity analysis as of March 31, 2022. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps in either a gradual or an instantaneous, parallel fashion. However, due to historically low rates stemming from the COVID-19 pandemic, market rate changes in the down 100 bp scenario were limited.

Rate Change (Gradual)	Estimated Net Interest Income Sensitivity
+100 bp	2.48%
-100 bp	(1.86)%

Rate Change (Instantaneous)	Estimated Net Interest Income Sensitivity
+100 bp	4.67%
-100 bp	(4.33)%

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

The bank maintained a $1.92 billion line of credit with the FHLB as of March 31, 2022, compared to $1.83 billion at December 31, 2021. There were no short-term borrowings under this arrangement at March 31, 2022 and at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $32.2 million at March 31, 2022, compared to $32.2 million at December 31, 2021. There were no long-term borrowings under this arrangement at March 31, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at March 31, 2022 were secured by certain real estate loans with a carrying value of $2.81 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2022, $1.89 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021.

At March 31, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $84.3 million and $55.4 million, respectively. As of March 31, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $129.1 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Contractual Obligations

Information regarding our contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our contractual obligations since December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk that occurs when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives. The Asset/Liability Committee ("ALCO") monitors interest rate risk through the use of net interest income and economic value of equity simulation, and various interest rate scenarios. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2022 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 26, 2021, the Company's Board of Directors approved a share repurchase authorization of up to $25 million of its common stock (the "2021 Repurchase Plan"). The Company did not repurchase any shares of common stock during the first quarter of 2021 and resumed repurchases under the 2021 Repurchase Plan in the second quarter of 2021.

On January 25, 2022, the Company's Board of Directors approved a new share repurchase authorization of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaces and supersedes the 2021 Repurchase Plan, which had $6.3 million in remaining repurchase authority as of December 31, 2021.

During the three months ended March 31, 2022, the Company repurchased 234,981 shares of common stock, at an aggregate cost of $6.7 million under the Company's share repurchase programs (34,100 shares at an aggregate cost of $1.0 million under the 2021 Repurchase Plan and 200,881 shares at an aggregate cost of $5.7 million under the 2022 Repurchase Plan).

As of March 31, 2022, $24.3 million remained available for repurchase under the Company's 2022 Repurchase Plan.We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2022	38,100	$29.61	38,100	$29,881,480
February 1-28, 2022	84,025	29.22	84,025	27,426,625
March 1-31, 2022	112,856	27.90	112,856	24,278,178
Total	234,981	$28.65	234,981	24,278,178

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	April 28, 2022	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	April 28, 2022	/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer