Form 10-Q
period 2022-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2022-08-08
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 22, 2022 was 27,382,562 shares.

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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$108,389	$81,506
Interest-bearing deposits in other banks	22,741	247,401
Investment securities:
Available-for-sale debt securities, at fair value	787,373	1,631,699
Held-to-maturity debt securities, at amortized cost; fair value of: 635,565 at June 30, 2022 and none at December 31, 2021	663,365	—
Total investment securities	1,450,738	1,631,699
Loans held for sale	535	3,531
Loans	5,301,633	5,101,649
Allowance for credit losses	(65,211)	(68,097)
Loans, net of allowance for credit losses	5,236,422	5,033,552
Premises and equipment, net	88,664	80,354
Accrued interest receivable	17,146	16,709
Investment in unconsolidated entities	37,341	29,679
Mortgage servicing rights	9,369	9,738
Bank-owned life insurance	167,202	169,148
Federal Home Loan Bank stock	8,943	7,964
Right-of-use lease asset	36,978	39,441
Other assets	114,710	68,367
Total assets	$7,299,178	$7,419,089
Liabilities
Deposits:
Noninterest-bearing demand	$2,282,967	$2,291,246
Interest-bearing demand	1,444,566	1,415,277
Savings and money market	2,214,146	2,225,903
Time	680,382	706,732
Total deposits	6,622,061	6,639,158
Long-term debt	105,738	105,616
Lease liability	38,037	40,731
Other liabilities	78,242	75,317
Total liabilities	6,844,078	6,860,822
Contingent liabilities and other commitments (see Notes 8, 16 and 17)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,463,562 at June 30, 2022 and 27,714,071 at December 31, 2021	417,862	426,091
Additional paid-in capital	98,977	98,073
Retained earnings	64,693	42,015
Accumulated other comprehensive loss	(126,432)	(7,960)
Total shareholders' equity	455,100	558,219
Non-controlling interest	—	48
Total equity	455,100	558,267
Total liabilities and equity	$7,299,178	$7,419,089

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$46,963	$49,024	$91,912	$95,098
Interest and dividends on investment securities:
Taxable interest	7,200	4,447	14,334	9,553
Tax-exempt interest	642	346	1,293	860
Dividends	—	18	21	36
Interest on deposits in other banks	191	61	263	71
Dividends on Federal Home Loan Bank stock	68	63	127	122
Total interest income	55,064	53,959	107,950	105,740
Interest expense:
Interest on deposits:
Demand	144	93	256	179
Savings and money market	317	282	646	556
Time	490	498	959	1,086
Interest on short-term borrowings	2	—	2	2
Interest on long-term debt	1,133	1,025	2,174	2,052
Total interest expense	2,086	1,898	4,037	3,875
Net interest income	52,978	52,061	103,913	101,865
Provision (credit) for credit losses	989	(3,443)	(2,206)	(4,264)
Net interest income after provision (credit) for credit losses	51,989	55,504	106,119	106,129
Other operating income:
Mortgage banking income	1,140	1,533	2,312	4,503
Service charges on deposit accounts	2,026	1,443	3,887	2,921
Other service charges and fees	4,610	4,619	9,098	8,409
Income from fiduciary activities	1,188	1,269	2,342	2,500
Net gain on sales of investment securities	8,506	50	8,506	50
Income from bank-owned life insurance	(1,028)	1,210	(489)	2,007
Other	696	406	1,033	851
Total other operating income	17,138	10,530	26,689	21,241
Other operating expense:
Salaries and employee benefits	22,369	23,790	43,311	43,617
Net occupancy	4,448	4,055	8,222	7,819
Equipment	1,075	1,048	2,157	2,048
Communication	744	756	1,550	1,525
Legal and professional services	2,916	2,572	5,542	4,949
Computer software	3,624	3,398	6,706	7,181
Advertising	1,150	1,329	2,300	2,987
Other	9,023	4,485	13,766	9,153
Total other operating expense	45,349	41,433	83,554	79,279
Income before income taxes	23,778	24,601	49,254	48,091
Income tax expense	6,184	5,887	12,222	11,339
Net income	$17,594	$18,714	$37,032	$36,752
Per common share data:
Basic earnings per common share	$0.64	$0.66	$1.34	$1.31
Diluted earnings per common share	$0.64	$0.66	$1.33	$1.29
Cash dividends declared	$0.26	$0.24	$0.52	$0.47
Basic weighted average shares outstanding	27,516,284	28,173,710	27,553,629	28,141,360
Diluted weighted average shares outstanding	27,676,619	28,456,624	27,759,187	28,407,479

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$17,594	$18,714	$37,032	$36,752
Other comprehensive (loss) income, net of tax:
Net change in fair value of available-for-sale investment securities	(45,150)	1,727	(124,600)	(15,574)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,448	—	1,448	—
Net change in fair value of derivatives	2,147	—	2,110	—
Defined benefit retirement plan and SERPs	2,470	188	2,570	372
Total other comprehensive (loss) income, net of tax	(39,085)	1,915	(118,472)	(15,202)
Comprehensive (loss) income	$(21,491)	$20,629	$(81,440)	$21,550

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	—	421,153	98,270	54,252	(87,347)	50	486,378
Net income	—	—	—	—	17,594	—	—	17,594
Other comprehensive loss	—	—	—	—	—	(39,085)	—	(39,085)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,153)	—	—	(7,153)
Common stock sold by directors' deferred compensation plan (38,000 shares, net)	—	—	927	—	—	—	—	927
Common stock repurchased and retired and other related costs	(174,429)	—	(4,218)	—	—	—	—	(4,218)
Share-based compensation	53,062	—	—	707	—	—	—	707
Non-controlling interest	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2022	27,463,562	$—	$417,862	$98,977	$64,693	$(126,432)	$—	$455,100

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accum. Deficit) Retained Earnings	Accum. Other Comp. Income	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	—	443,505	95,721	628	3,011	48	542,913
Net income	—	—	—	—	18,714	—	—	18,714
Other comprehensive income	—	—	—	—	—	1,915	—	1,915
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,787)	—	—	(6,787)
Common stock purchased by directors' deferred compensation plan (6,900 shares, net)	—	—	(191)	—	—	—	—	(191)
Common stock repurchased and retired and other related costs	(156,600)	—	(2,603)	—	(1,724)	—	—	(4,327)
Share-based compensation	92,930	—		461	—	—	—	604
Balance at June 30, 2021	28,218,860	$—	$440,854	$96,182	$10,831	$4,926	$48	$552,841

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$37,032	$36,752
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(2,206)	(4,264)
Depreciation and amortization of premises and equipment	3,507	3,293
Non-cash lease expense (benefit)	1,337	(34)
Cash flows from operating leases	(3,021)	(3,325)
Loss on disposal of fixed assets	2	37
Amortization of mortgage servicing rights	863	2,082
Net amortization and accretion of premium/discounts on investment securities	2,518	5,715
Share-based compensation expense	904	1,340
Net gain on sales of investment securities	(8,506)	(50)
Net gain on sales of residential mortgage loans	(1,339)	(3,654)
Proceeds from sales of loans held for sale	61,903	89,016
Originations of loans held for sale	(57,568)	(74,036)
Equity in earnings of unconsolidated entities	(113)	(187)
Distributions from unconsolidated entities	157	288
Net decrease (increase) in cash surrender value of bank-owned life insurance	1,946	(2,685)
Deferred income taxes	(34,300)	(8,612)
Net tax benefit from share-based compensation	198	252
Net change in other assets and liabilities	44,237	17,212
Net cash provided by operating activities	47,551	59,140
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	88,229	169,385
Proceeds from sales of investment securities available-for-sale	—	174,971
Purchases of investment securities available-for-sale	(89,069)	(596,140)
Proceeds from maturities of and calls on investment securities held-to-maturity	11,184	—
Proceeds from sale of Visa Class B common stock	8,506	—
Net loan (originations) repayments	(34,961)	3,765
Purchases of loan portfolios	(165,703)	(118,194)
Purchases of bank-owned life insurance	—	(3,550)
Proceeds from bank-owned life insurance	—	2,107
Net purchases of premises, equipment and land	(11,819)	(14,792)
Contributions to unconsolidated entities	(8,995)	(2,819)
Net (purchases) proceeds from redemption of FHLB stock	(979)	88
Net cash used in investing activities	(203,607)	(385,179)
Cash flows from financing activities:
Net (decrease) increase in deposits	(17,097)	601,041
Net decrease in short-term borrowings	—	(22,000)
Cash dividends paid on common stock	(14,354)	(13,277)
Repurchases of common stock and other related costs	(10,949)	(4,327)
Net proceeds from issuance of common stock and stock option exercises	679	1,013
Net cash (used in) provided by financing activities	(41,721)	562,450
Net (decrease) increase in cash and cash equivalents	(197,777)	236,411
Cash and cash equivalents at beginning of period	328,907	104,067
Cash and cash equivalents at end of period	$131,130	$340,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,037	$4,460
Income taxes	5,569	14,358
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	(2,041)	191
Net transfer of investment securities available-for-sale to held-to-maturity	762,738	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,976	—
Other intangible assets and services provided in exchange for Swell common stock	1,500	—

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

In January 2020, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the entity met the definition of a variable interest entity ("VIE") and that the Bank was the primary beneficiary of the VIE. As a result, the investment met the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." Accordingly, the investment has been consolidated into our financial statements. In March 2022, Oahu HomeLoans, LLC was terminated.

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

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell intends to launch an integrated checking and line-of-credit account in the second half of 2022, with Central Pacific Bank serving as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The investment is accounted for under the cost method and is also included in investment in unconsolidated entities. The Company had $1.7 million in unfunded commitments related to the investment as of June 30, 2022.

We also have other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities.

Our investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $31.6 million and $5.6 million, respectively, at June 30, 2022 and $0.2 million, $25.9 million and $3.6 million, respectively, at December 31, 2021. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of June 30, 2022 and the Company did not reverse any accrued interest against interest income during the three and six months ended June 30, 2022.

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

As of June 30, 2022, the decline in market values of our AFS debt securities was primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.2 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on HTM debt securities totaled $1.2 million as of June 30, 2022. The Company did not have any accrued interest receivable on HTM debt securities as of December 31, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $12.8 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively, and is reported together with accrued interest on HTM and AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”

the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes modified loans due to the novel coronavirus disease ("COVID-19") pandemic have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral of $0.2 million, with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of June 30, 2022.

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

The Company relies on a third-party platform which offers multiple methodologies to measure historical life-of-loan losses. The Company has also developed statistical models internally to incorporate future economic conditions and forecast expected credit losses based on various macro-economic indicators such as unemployment, income levels, Hawaii home prices, gross state product, and the Consumer Confidence Index.

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

Residential mortgage loans

Residential mortgage loans include fixed-rate and adjustable-rate loans secured by single family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates, Hawaii home prices and other market factors impact the level of credit risk inherent in the portfolio.

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

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance-sheet credit exposures which is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of expected losses (excluding commitments identified as unconditionally cancellable) by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company will elect optional expedients above for applicable contract modifications and hedge accounting for hedging relationships that meet the stated criteria. The Company is in the process of evaluating the impact of this pronouncement on the consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". ASU 2022-03, (1) clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amends a related illustrative example, and (3) introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the impact of this pronouncement on the consolidated financial statements.

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on HTM and AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
June 30, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,769	$—	$(2,855)	$38,914	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	621,596	120	(25,065)	596,651	—
Total held-to-maturity securities	$663,365	$120	$(27,920)	$635,565	$—

Available-for-sale:
Debt securities:
States and political subdivisions	$177,182	$165	$(28,234)	$149,113	$—
Corporate securities	36,443	—	(5,299)	31,144	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	31,398	12	(1,725)	29,685	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	525,996	55	(53,955)	472,096	—
Residential - Non-government agencies	10,499	—	(616)	9,883	—
Commercial - U.S. Government-sponsored entities	59,918	—	(5,756)	54,162	—
Commercial - Non-government agencies	41,337	3	(50)	41,290	—
Total available-for-sale securities	$882,773	$235	$(95,635)	$787,373	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$235,521	$3,156	$(1,849)	$236,828	$—
Corporate securities	41,687	24	(1,065)	40,646	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	35,833	69	(568)	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,213,910	4,899	(19,993)	1,198,816	—
Residential - Non-government agencies	11,942	335	(64)	12,213	—
Commercial - U.S. Government-sponsored entities	66,287	756	(1,194)	65,849	—
Commercial - Non-government agencies	41,328	685	—	42,013	—
Total available-for-sale securities	$1,646,508	$9,924	$(24,733)	$1,631,699	$—

In March 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. There was no impact to net income as a result of the reclassification.

In May 2022, the Company transferred 40 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $400.9 million and a fair market value of $343.7 million. On the date of transfer, these securities had a total net unrealized loss of $57.2 million. There was no impact to net income as a result of the reclassification.

These transfers were executed to mitigate the potential future impact to capital through accumulated other comprehensive loss in consideration of a rising interest rate environment and the impact of rising rates on the market value of the investment securities. The Company believes that it maintains sufficient liquidity for future business needs and it has the positive intent and ability to hold these securities to maturity.

The amortized cost and estimated fair value of our HTM and AFS debt securities at June 30, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Debt securities:
Due after ten years	$41,769	$38,914
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	621,596	596,651
Total held-to-maturity securities	$663,365	$635,565

Available-for-sale:
Debt securities:
Due in one year or less	$5,696	$5,702
Due after one year through five years	20,068	20,062
Due after five years through ten years	81,722	74,303
Due after ten years	137,537	109,875
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	525,996	472,096
Residential - Non-government agencies	10,499	9,883
Commercial - U.S. Government-sponsored entities	59,918	54,162
Commercial - Non-government agencies	41,337	41,290
Total available-for-sale securities	$882,773	$787,373

During the three months ended June 30, 2022, the Company sold all of its shares of Visa Class B common stock. Details of the transaction will be discussed later in this footnote. The Company did not sell any other investment securities during the six months ended June 30, 2022 and 2021.

Investment securities with fair value of $416.3 million and $455.8 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At June 30, 2022 and December 31, 2021, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 237 and 153 debt securities which were in an unrealized loss position, without an ACL, at June 30, 2022 and December 31, 2021, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Debt securities:
States and political subdivisions	$114,446	$(24,159)	$12,088	$(4,075)	$126,534	$(28,234)
Corporate securities	4,460	(560)	26,684	(4,739)	31,144	(5,299)
U.S. Treasury obligations and direct obligations of U.S Government agencies	8,914	(109)	17,874	(1,616)	26,788	(1,725)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	447,161	(51,051)	14,439	(2,904)	461,600	(53,955)
Residential - Non-government agencies	9,100	(408)	782	(208)	9,882	(616)
Commercial - U.S. Government-sponsored entities	40,647	(2,128)	13,515	(3,628)	54,162	(5,756)
Commercial - Non-government agencies	36,292	(50)	—	—	36,292	(50)
Total temporarily impaired securities	$661,020	$(78,465)	$85,382	$(17,170)	$746,402	$(95,635)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Debt securities:
States and political subdivisions	$79,360	$(1,252)	$10,864	$(597)	$90,224	$(1,849)
Corporate securities	8,633	(235)	21,960	(830)	30,593	(1,065)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,103	(415)	10,891	(153)	26,994	(568)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	926,570	(15,883)	114,747	(4,110)	1,041,317	(19,993)
Residential - Non-government agencies	—	—	938	(64)	938	(64)
Commercial - U.S. Government-sponsored entities	6,313	(205)	16,281	(989)	22,594	(1,194)
Total temporarily impaired securities	$1,036,979	$(17,990)	$175,681	$(6,743)	$1,212,660	$(24,733)

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

Visa Class B Common Stock

During the three months ended June 30, 2022, the Company sold its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. As of June 30, 2022, the Company no longer owns any shares of Class B common stock of Visa.

The Company received these shares in 2008 as part of Visa's initial public offering ("IPO"). These shares were transferable only under limited circumstances until they can be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock.

Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company determined that the Visa Class B common stock did not have a readily determinable fair value and chose to carry the shares on the Company's consolidated balance sheets at zero cost basis. As a result, the entire net proceeds of $8.5 million were recognized as a pre-tax gain and included in net gain on sales of investment securities in the Company's consolidated statements of income.

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of June 30, 2022 and December 31, 2021 consisted of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$21,058	$94,850
Other	524,613	530,383
Real estate:
Construction	145,698	123,351
Residential mortgage	1,890,337	1,875,200
Home equity	696,370	635,721
Commercial mortgage	1,305,564	1,222,138
Consumer	719,720	624,115
Gross loans	5,303,360	5,105,758
Net deferred fees	(1,727)	(4,109)
Total loans, net of deferred fees and costs	5,301,633	5,101,649
Allowance for credit losses	(65,211)	(68,097)
Total loans, net of allowance for credit losses	$5,236,422	$5,033,552

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment's predominant risk characteristics are the financial strength of the borrower, likelihood of project completion, collateral and geographic location of the collateral, and cash flows from operations. The commercial, financial, and agricultural segment's predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors, as well as economic and market conditions. The consumer segment's predominant risk characteristics are economic conditions, as well as employment and income levels attributed to the borrower.

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

The Company received forgiveness payments from the SBA and paydowns from borrowers totaling over $846.8 million as of June 30, 2022. A total outstanding balance of $21.1 million and net deferred fees of $0.9 million remain as of June 30, 2022.

Although the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company did not transfer any loans to the held-for-sale category during the six months ended June 30, 2022 and 2021.

The Company did not sell any loans originally held for investment during the six months ended June 30, 2022 and 2021.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended June 30, 2022
Purchases:
Outstanding balance	$56,624	$30,866	$87,490
(Discount) premium	(3,043)	1,543	(1,500)
Purchase price	$53,581	$32,409	$85,990

Six Months Ended June 30, 2022
Purchases:
Outstanding balance	$104,766	$64,890	$169,656
(Discount) premium	(7,410)	3,457	(3,953)
Purchase price	$97,356	$68,347	$165,703

Three Months Ended June 30, 2021
Purchases:
Outstanding balance	$45,482	$36,381	$81,863
(Discount) premium	(2,632)	3,063	431
Purchase price	$42,850	$39,444	$82,294

Six Months Ended June 30, 2021
Purchases:
Outstanding balance	$68,016	$49,371	$117,387
(Discount) premium	(2,763)	3,729	966
Purchase price	$65,253	$53,100	$118,353

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
June 30, 2022
Real estate:
Residential mortgage	$5,495	$—	$—	$5,495	$—
Home equity	592	—	—	592	—
Total	$6,087	$—	$—	$6,087	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2021
Real estate:
Residential mortgage	$8,391	$—	$—	$8,391	$—
Home equity	786	—	—	786	—
Total	$9,177	$—	$—	$9,177	$—

Foreclosure Proceedings

The Company had $1.7 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2022 and December 31, 2021, respectively.

The Company did not foreclose on any loans during the three and six months ended June 30, 2022 and 2021.

The Company did not sell any foreclosed properties during the three and six months ended June 30, 2022 and 2021.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
June 30, 2022
Commercial, financial and agricultural:
SBA PPP	$—	$—	$272	$—	$272	$19,909	$20,181	$—
Other	564	342	37	333	1,276	522,967	524,243	—
Real estate:
Construction	—	—	—	—	—	145,038	145,038	—
Residential mortgage	—	1,125	—	3,490	4,615	1,886,168	1,890,783	3,490
Home equity	1,140	104	—	592	1,836	696,373	698,209	592
Commercial mortgage	—	—	—	—	—	1,303,635	1,303,635	—
Consumer	3,743	935	842	568	6,088	713,456	719,544	—
Total	$5,447	$2,506	$1,151	$4,983	$14,087	$5,287,546	$5,301,633	$4,082

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$91,327	$91,327	$—
Other	970	604	945	183	2,702	527,419	530,121	—
Real estate:
Construction	638	—	—	—	638	122,229	122,867	—
Residential mortgage	5,315	—	—	4,623	9,938	1,866,042	1,875,980	4,623
Home equity	234	—	44	786	1,064	636,185	637,249	786
Commercial mortgage	—	—	—	—	—	1,220,204	1,220,204	—
Consumer	2,444	712	374	289	3,819	620,082	623,901	—
Total	$9,601	$1,316	$1,363	$5,881	$18,161	$5,083,488	$5,101,649	$5,409

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 were not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period. This relief ended on January 1, 2022.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2022 consisted of six Hawaii residential mortgage loans with a principal balance of $1.2 million. There were $3.0 million of TDRs still accruing interest at June 30, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and six months ended June 30, 2022 and 2021.

The Company did not modify any loans during the three and six months ended June 30, 2022.

The Company did not modify any loans during the three months ended June 30, 2021. The Company modified one commercial, financial and agricultural loan totaling $0.6 million during the three months ended March 31,2021. The loan was paid off during the three months ended June 30, 2021.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2022 and 2021.

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

The following tables present the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of June 30, 2022 and December 31, 2021. Revolving loans converted to term as of and during the three and six months ended June 30, 2022 and 2021 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost of Revolving Loans	Total
June 30, 2022
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$19,607	$574	$—	$—	$—	$—	$20,181
Subtotal	—	19,607	574	—	—	—	—	20,181
Commercial, financial and agricultural - Other:
Risk Rating
Pass	45,181	104,671	47,314	54,475	36,037	124,122	88,025	499,825
Special Mention	2,057	583	242	2,421	510	14,352	750	20,915
Substandard	—	—	1,233	231	576	1,391	72	3,503
Subtotal	47,238	105,254	48,789	57,127	37,123	139,865	88,847	524,243
Construction:
Risk Rating
Pass	11,358	48,869	34,319	3,146	26,524	18,834	1,082	144,132
Special Mention	—	—	—	—	906	—	—	906
Subtotal	11,358	48,869	34,319	3,146	27,430	18,834	1,082	145,038
Residential mortgage:
Risk Rating
Pass	152,888	653,965	448,393	162,543	63,935	404,609	—	1,886,333
Substandard	—	—	961	—	—	3,489	—	4,450
Subtotal	152,888	653,965	449,354	162,543	63,935	408,098	—	1,890,783
Home equity:
Risk Rating
Pass	27,050	24,737	12,965	7,937	7,660	10,784	606,287	697,420
Special Mention	—	—	—	—	—	—	197	197
Substandard	—	—	—	—	78	514	—	592
Subtotal	27,050	24,737	12,965	7,937	7,738	11,298	606,484	698,209
Commercial mortgage:
Risk Rating
Pass	128,529	224,352	121,754	129,686	134,198	494,827	9,683	1,243,029
Special Mention	—	1,166	—	17,523	9,063	18,160	—	45,912
Substandard	—	—	—	1,721	2,163	10,810	—	14,694
Subtotal	128,529	225,518	121,754	148,930	145,424	523,797	9,683	1,303,635
Consumer:
Risk Rating
Pass	189,764	286,308	75,080	67,196	29,113	18,214	52,314	717,989
Special Mention	—	—	—	145	—	—	—	145
Substandard	15	151	22	247	107	498	10	1,050
Loss	—	—	—	—	—	360	—	360
Subtotal	189,779	286,459	75,102	67,588	29,220	19,072	52,324	719,544
Total	$556,842	$1,364,409	$742,857	$447,271	$310,870	$1,120,964	$758,420	$5,301,633

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$84,254	$7,073	$—	$—	$—	$—	$—	$91,327
Subtotal	84,254	7,073	—	—	—	—	—	91,327
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$122,729	$68,021	$56,531	$52,375	$31,817	$93,957	$79,131	$504,561
Special Mention	1,441	1,278	2,443	96	8,671	354	—	14,283
Substandard	—	982	393	682	6,623	1,847	750	11,277
Subtotal	124,170	70,281	59,367	53,153	47,111	96,158	79,881	530,121
Construction:
Risk Rating
Pass	35,236	25,430	3,196	28,333	288	20,090	9,376	121,949
Substandard	—	—	—	918	—	—	—	918
Subtotal	35,236	25,430	3,196	29,251	288	20,090	9,376	122,867
Residential mortgage:
Risk Rating
Pass	670,011	478,891	180,687	75,820	92,394	372,539	42	1,870,384
Special Mention	—	973	—	—	—	—	—	973
Substandard	—	—	—	577	881	3,165	—	4,623
Subtotal	670,011	479,864	180,687	76,397	93,275	375,704	42	1,875,980
Home equity:
Risk Rating
Pass	26,479	13,008	10,329	10,593	480	7,743	567,600	636,232
Special Mention	—	—	—	—	—	—	187	187
Substandard	—	176	—	79	—	575	—	830
Subtotal	26,479	13,184	10,329	10,672	480	8,318	567,787	637,249
Commercial mortgage:
Risk Rating
Pass	229,108	126,169	146,584	126,014	153,041	387,751	9,472	1,178,139
Special Mention	—	—	3,106	3,219	283	9,455	—	16,063
Substandard	—	—	1,760	8,050	1,784	14,408	—	26,002
Subtotal	229,108	126,169	151,450	137,283	155,108	411,614	9,472	1,220,204
Consumer:
Risk Rating
Pass	308,326	96,066	91,194	41,995	20,719	9,446	55,311	623,057
Special Mention	—	—	181	—	10	7	—	198
Substandard	10	35	128	80	19	221	—	493
Loss	—	—	—	—	—	153	—	153
Subtotal	308,336	96,101	91,503	42,075	20,748	9,827	55,311	623,901
Total	$1,477,594	$818,102	$496,532	$348,831	$317,010	$921,711	$721,869	$5,101,649

The following tables present the Company's loans by class and credit quality indicator as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
June 30, 2022
Commercial, financial and agricultural: SBA PPP	$21,058	$—	$—	$—	$21,058	$(877)	$20,181
Commercial, financial and agricultural: Other	500,195	20,915	3,503	—	524,613	(370)	524,243
Real estate:
Construction	144,792	906	—	—	145,698	(660)	145,038
Residential mortgage	1,885,887	—	4,450	—	1,890,337	446	1,890,783
Home equity	695,581	197	592	—	696,370	1,839	698,209
Commercial mortgage	1,244,958	45,912	14,694	—	1,305,564	(1,929)	1,303,635
Consumer	718,165	145	1,050	360	719,720	(176)	719,544
Total	$5,210,636	$68,075	$24,289	$360	$5,303,360	$(1,727)	$5,301,633

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
December 31, 2021
Commercial, financial and agricultural: SBA PPP	$94,850	$—	$—	$—	$94,850	$(3,523)	$91,327
Commercial, financial and agricultural: Other	504,823	14,283	11,277	—	530,383	(262)	530,121
Real estate:
Construction	122,433	—	918	—	123,351	(484)	122,867
Residential mortgage	1,869,604	973	4,623	—	1,875,200	780	1,875,980
Home equity	634,704	187	830	—	635,721	1,528	637,249
Commercial mortgage	1,180,074	16,062	26,002	—	1,222,138	(1,934)	1,220,204
Consumer	623,271	181	510	153	624,115	(214)	623,901
Total	$5,029,759	$31,686	$44,160	$153	$5,105,758	$(4,109)	$5,101,649

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and six months ended June 30, 2022 and June 30, 2021:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended June 30, 2022
Beginning balance	$36	$9,562	$3,836	$11,043	$4,641	$16,055	$19,581	$64,754
Provision (credit) for credit losses on loans	(21)	(1,565)	(833)	1,688	(596)	1,803	980	1,456
Subtotal	15	7,997	3,003	12,731	4,045	17,858	20,561	66,210
Charge-offs	—	487	—	—	—	—	1,390	1,877
Recoveries	—	215	62	36	—	—	565	878
Net charge-offs (recoveries)	—	272	(62)	(36)	—	—	825	999
Ending balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211

Three Months Ended June 30, 2021
Beginning balance	$489	$15,464	$5,047	$15,357	$5,251	$22,734	$17,211	$81,553
Provision (credit) for credit losses on loans	(133)	(1,925)	(354)	1,368	1,058	(3,265)	288	(2,963)
Subtotal	356	13,539	4,693	16,725	6,309	19,469	17,499	78,590
Charge-offs	—	401	—	—	—	—	1,523	1,924
Recoveries	—	276	—	186	—	65	588	1,115
Net charge-offs (recoveries)	—	125	—	(186)	—	(65)	935	809
Ending balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Six Months Ended June 30, 2022
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(62)	(2,413)	(905)	156	(464)	(553)	2,766	(1,475)
Subtotal	15	7,901	3,003	12,619	4,045	17,858	21,181	66,622
Charge-offs	—	741	—	—	—	—	2,606	3,347
Recoveries	—	565	62	148	—	—	1,161	1,936
Net charge-offs (recoveries)	—	176	(62)	(148)	—	—	1,445	1,411
Ending balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211

Six Months Ended June 30, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
Provision (credit) for credit losses on loans	52	(4,658)	416	135	851	(2,702)	1,969	(3,937)
Subtotal	356	14,059	4,693	16,619	6,300	19,461	17,844	79,332
Charge-offs	—	1,010	—	—	—	—	2,621	3,631
Recoveries	—	365	—	292	9	73	1,341	2,080
Net charge-offs (recoveries)	—	645	—	(292)	(9)	(73)	1,280	1,551
Ending balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three and six months ended June 30, 2022 and June 30, 2021.

(dollars in thousands)
Three Months Ended June 30, 2022
Beginning balance	$4,540
(Credit) provision for off-balance sheet credit exposures	(467)
Ending balance	$4,073

Three Months Ended June 30, 2021
Beginning balance	$5,037
(Credit) provision for off-balance sheet credit exposures	(293)
Ending balance	$4,744

Six Months Ended June 30, 2022
Beginning balance	$4,804
(Credit) provision for off-balance sheet credit exposures	(731)
Ending balance	$4,073

Six Months Ended June 30, 2021
Beginning balance	$4,884
(Credit) provision for off-balance sheet credit exposures	(140)
Ending balance	$4,744

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended June 30, 2022, our provision for credit losses was a debit of $1.0 million, which consisted of a debit to the provision for credit losses on loans of $1.5 million, offset by a credit to the provision for credit losses on off-balance sheet credit exposures of $0.5 million.

In the six months ended June 30, 2022, our provision for credit losses was a credit of $2.2 million, which consisted of a credit to the provision for credit losses on loans of $1.5 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.7 million.

In the three months ended June 30, 2021, our provision for credit loss was a credit of $3.4 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for accrued interest receivable of $0.2 million.

In the six months ended June 30, 2021, our provision for credit loss was a credit of $4.3 million, which consisted of a credit to the provision for credit losses on loans of $3.9 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for accrued interest receivable of $0.2 million.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The components of the Company's investments in unconsolidated entities were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Investments in low income housing tax credit partnerships, net of amortization	$31,626	$25,916
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	119	162
Other	4,049	2,054
Total	$37,341	$29,679

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. During the second quarter of 2022, the Company committed $6.9 million in a new LIHTC partnership. The Company had commitments to fund LIHTC partnerships totaling $37.2 million and $30.3 million as of June 30, 2022 and December 31, 2021, respectively. Unfunded commitments related to LIHTC partnerships of $14.2 million and $14.3 million as of June 30, 2022 and December 31, 2021, respectively, are recorded in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell intends to launch an integrated checking and line-of-credit account in the second half of 2022, with Central Pacific Bank serving as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.7 million in unfunded commitments related to the investment as of June 30, 2022, which is recorded in other liabilities and remained unchanged from $1.7 million as of December 31, 2021. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The expected payments for the unfunded commitments as of June 30, 2022 for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2022 (remainder)	$137	$1,653	$1,790
2023	8,138	—	8,138
2024	1,503	—	1,503
2025	4,238	—	4,238
2026	16	—	16
2027	16	—	16
Thereafter	151	—	151
Total unfunded commitments	$14,199	$1,653	$15,852

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2022 and June 30, 2021:

(dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Proportional amortization method:
Amortization expense recognized in income tax expense	$607	$407	$1,214	$814
Tax credits recognized in income tax expense	709	474	1,418	948

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance at December 31, 2021	$9,738
Additions	494
Amortization	(863)
Balance at June 30, 2022	$9,369

Balance at December 31, 2020	$11,865
Additions	717
Amortization	(2,082)
Balance at June 30, 2021	$10,500

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

Amortization of mortgage servicing rights totaled $0.3 million and $0.9 million for the three and six months ended June 30, 2022, respectively, compared to $0.9 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Six Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021
Fair market value, beginning of period	$10,504	$12,003
Fair market value, end of period	12,047	10,755
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed assumption	7.5%	18.0%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$72,744	$(63,375)	$9,369	$72,250	$(62,512)	$9,738

Based on the mortgage servicing rights held as of June 30, 2022, estimated amortization expense for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$731
2023	1,301
2024	1,063
2025	868
2026	709
2027	579
Thereafter	4,118
Total	$9,369

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

Interest Rate Lock and Forward Sale Commitments

We may enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we may also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets and other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At June 30, 2022, we were a party to forward sale commitments on $0.5 million of mortgage loans. At June 30, 2022, we were not a party to any interest rate lock commitments.

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities. As of June 30, 2022, the Company had swap agreements with its borrowers with a total notional amount of $32.7 million, offset by swap agreements with third party financial institutions with the same total notional amount of $32.7 million. As of June 30, 2022, the Company held $7.3 million in counter-party collateral related to the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of June 30, 2022, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$5	$—	$4
Risk participation agreements	Other assets / other liabilities	—	—	—	16
Back-to-back swap agreements	Other assets / other liabilities	2,958	435	2,958	435

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate swap	Other assets / other liabilities	$2,724	$—	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	$(143)
Loans held for sale	Other income	62
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	—

Three Months Ended June 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	(84)
Loans held for sale	Other income	—
Risk participation agreements	Other service charges and fees	(4)
Back-to-back swap agreements	Other service charges and fees	—

Six Months Ended June 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	—
Loans held for sale	Other income	(1)
Risk participation agreements	Other service charges and fees	16
Back-to-back swap agreements	Other service charges and fees	—

Six Months Ended June 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	96
Loans held for sale	Other income	—
Risk participation agreements	Other service charges and fees	27
Back-to-back swap agreements	Other service charges and fees	—

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2022
Interest rate swap	Interest income	$—

Three Months Ended June 30, 2021
Interest rate swap	Interest income	—

Six Months Ended June 30, 2022
Interest rate swap	Interest income	(157)

Six Months Ended June 30, 2021
Interest rate swap	Interest income	—

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.93 billion line of credit as of June 30, 2022, compared to $1.83 billion at December 31, 2021. At June 30, 2022, $1.90 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021. There were no short-term borrowings under this arrangement at June 30, 2022 and at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $32.2 million as of June 30, 2022, and remained unchanged at $32.2 million as of December 31, 2021. There were no long-term borrowings under this arrangement at June 30, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at June 30, 2022 were secured by certain real estate loans with a carrying value of $2.80 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $81.8 million and $55.4 million, respectively. As of June 30, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $127.7 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At June 30, 2022 and December 31, 2021, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	June 30, 2022
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of June 30, 2022 and December 31, 2021, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	June 30, 2022
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(Dollars in thousands)	December 31, 2021
Name of Trust	Amount of Subordinated Debentures	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.2 million, net of unamortized debt issuance costs of $0.8 million, at June 30, 2022.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Other operating income:
In-scope of ASC 606
Mortgage banking income	$500	$522	$735	$1,360
Service charges on deposit accounts	2,026	1,443	3,887	2,921
Other service charges and fees	4,089	3,925	7,952	7,103
Income on fiduciary activities	1,188	1,269	2,342	2,500
In-scope other operating income	7,803	7,159	14,916	13,884
Out-of-scope other operating income	9,335	3,371	11,773	7,357
Total other operating income	$17,138	$10,530	$26,689	$21,241

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

The table below presents the activity of restricted stock units for the six months ended June 30, 2022:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During the Period
Non-vested restricted stock units, beginning of period	485,339	$21.95
Changes during the period:
Granted	95,155	29.38
Vested	(170,256)	21.59	$4,595
Forfeited	(45,664)	26.45
Non-vested restricted stock units, end of period	364,574	23.50

12. PENSION AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Defined Benefit Retirement Plan

The Central Pacific Bank had a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date. Effective January 1, 1991, the bank reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees' years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from the bank's terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5.9 million in the unrecognized prior service cost, which was amortized over a period of 13 years. Effective December 31, 2002, the bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the defined benefit retirement plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement charge of $4.9 million which was recorded in other operating expense. As of June 30, 2022, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following table sets forth the components of net periodic benefit cost for the defined benefit retirement plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest cost	$212	$242	$212	$242
Expected return on plan assets	(195)	(204)	(207)	(274)
Amortization of net actuarial loss	112	188	224	351
Settlement	4,884	—	4,884	—
Net periodic benefit cost	$5,013	$226	$5,113	$319

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of our bank with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed.

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest cost	$75	$66	$150	$132
Amortization of net actuarial loss	21	84	42	167
Amortization of net transition obligation	4	4	8	9
Net periodic benefit cost	$100	$154	$200	$308

All components of net periodic benefit cost are included in other operating expenses in the Company's consolidated statements of income.

13. OPERATING LEASES

We lease certain land and buildings for our bank branches and ATMs. In some instances, a lease may contain renewal options to extend the term of the lease. Renewal options that are likely to be exercised have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not include any short term leases in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Lease cost:
Operating lease cost	$1,386	$1,720	$2,776	$3,291
Variable lease cost	834	470	1,664	1,190
Less: sublease income	(12)	—	(24)	—
Total lease cost	$2,208	$2,190	$4,416	$4,481

Other information:
Operating cash flows from operating leases	$(1,515)	$(1,726)	$(3,021)	$(3,325)
Weighted-average remaining lease term - operating leases	11.42 years	11.80 years	11.42 years	11.80 years
Weighted-average discount rate - operating leases	3.94%	3.91%	3.94%	3.91%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2022 (remainder)	$2,875	$726	$2,149
2023	5,100	1,328	3,772
2024	4,439	1,203	3,236
2025	4,152	1,078	3,074
2026	4,089	958	3,131
2027	4,080	835	3,245
Thereafter	23,047	3,617	19,430
Total	$47,782	$9,745	$38,037

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total rental income recognized	$378	$521	$1,329	$1,041

Based on the Company's leases as lessor as of June 30, 2022, estimated lease payments for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$682
2023	1,096
2024	816
2025	660
2026	516
2027	493
Thereafter	2,293
Total	$6,556

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive loss for the three and six months ended June 30, 2022 and 2021, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net change in fair value of available-for-sale investment securities:
Net unrealized losses arising during the period	$(61,628)	$(16,478)	$(45,150)
Less: Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,976	528	1,448
Net change in fair value of available-for-sale investment securities	(59,652)	(15,950)	(43,702)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	2,930	783	2,147
Net change in fair value of derivatives	2,930	783	2,147

Defined benefit retirement plan and SERPs:
Net actuarial losses arising during the period	(952)	(255)	(697)
Amortization of net actuarial loss	131	35	96
Amortization of net transition obligation	5	1	4
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	4,068	1,598	2,470

Other comprehensive loss	$(52,654)	$(13,569)	$(39,085)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2021
Net change in fair value of available-for-sale investment securities:
Net unrealized gains arising during the period	$2,407	$643	$1,764
Less: Reclassification adjustments from AOCI realized in net income	(50)	(13)	(37)
Net change in fair value of available-for-sale investment securities	2,357	630	1,727

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	272	87	185
Amortization of net transition obligation	4	1	3
Defined benefit retirement plan and SERPs	276	88	188

Other comprehensive income	$2,633	$718	$1,915

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2022
Net change in fair value of available-for-sale investment securities:
Net unrealized losses arising during the period	$(170,076)	$(45,476)	$(124,600)
Less: Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,976	528	1,448
Net change in fair value of available-for-sale investment securities	(168,100)	(44,948)	(123,152)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	2,880	770	2,110
Net change in fair value of derivatives	2,880	770	2,110

Defined benefit retirement plan and SERPs:
Net actuarial losses arising during the period	(952)	(255)	(697)
Amortization of net actuarial loss	264	71	193
Amortization of net transition obligation	9	2	7
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	4,205	1,635	2,570

Other comprehensive loss	$(161,015)	$(42,543)	$(118,472)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2021
Net change in fair value of available-for-sale investment securities:
Net unrealized losses arising during the period	$(21,212)	$(5,675)	$(15,537)
Less: Reclassification adjustments from AOCI realized in net income	(50)	(13)	(37)
Net change in fair value of available-for-sale investment securities	(21,262)	(5,688)	(15,574)

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	518	153	365
Amortization of net transition obligation	9	2	7
Defined benefit retirement plan and SERPs	527	155	372

Other comprehensive loss	$(20,735)	$(5,533)	$(15,202)

The following tables present the changes in each component of AOCI, net of tax, for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Three Months Ended June 30, 2022
Balance at beginning of period	$(83,116)	$(37)	$(4,194)	$(87,347)

Other comprehensive (loss) income before reclassifications	(45,150)	2,147	(697)	(43,700)
Reclassification adjustments from AOCI	1,448	—	3,167	4,615
Total other comprehensive (loss) income	(43,702)	2,147	2,470	(39,085)

Balance at end of period	$(126,818)	$2,110	$(1,724)	$(126,432)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Three Months Ended June 30, 2021
Balance at beginning of period	$9,350	$—	$(6,339)	$3,011

Other comprehensive income before reclassifications	1,764	—	—	1,764
Reclassification adjustments from AOCI	(37)	—	188	151
Total other comprehensive income	1,727	—	188	1,915

Balance at end of period	$11,077	$—	$(6,151)	$4,926

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Six Months Ended June 30, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive (loss) income before reclassifications	(124,600)	2,110	(697)	(123,187)
Reclassification adjustments from AOCI	1,448	—	3,267	4,715
Total other comprehensive (loss) income	(123,152)	2,110	2,570	(118,472)

Balance at end of period	$(126,818)	$2,110	$(1,724)	$(126,432)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Six Months Ended June 30, 2021
Balance at beginning of period	$26,651	$—	$(6,523)	$20,128

Other comprehensive loss before reclassifications	(15,537)	—	—	(15,537)
Reclassification adjustments from AOCI	(37)	—	372	335
Total other comprehensive (loss) income	(15,574)	—	372	(15,202)

Balance at end of period	$11,077	$—	$(6,151)	$4,926

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column as of June 30, 2022 relates entirely to the SERPs.

The following table presents the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2022 and 2021:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended June 30,
(dollars in thousands)	2022	2021
Sale of available-for-sale investment securities:
Realized gain on sales of available-for-sale investment securities	$—	$50	Net gain on sales of investment securities
Tax effect	—	(13)	Income tax benefit (expense)
Net of tax	$—	$37

Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(1,976)	$—
Tax effect	528	—
Net of tax	$(1,448)	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(131)	$(272)	Other operating expense - other
Amortization of net transition obligation	(5)	(4)	Other operating expense - other
Amortization of prior service cost	—	—	Other operating expense - other
Settlement	(4,884)	—	Other operating expense - other
Total before tax	(5,020)	(276)
Tax effect	1,853	88	Income tax benefit (expense)
Net of tax	$(3,167)	$(188)

Total reclassification adjustments from AOCI for the period, net of tax	$(4,615)	$(151)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Six months ended June 30,
(dollars in thousands)	2022	2021
Sale of available-for-sale investment securities:
Realized gain on sales of available-for-sale investment securities	$—	$50	Net gain on sales of investment securities
Tax effect	—	(13)	Income tax benefit (expense)
Net of tax	$—	$37

Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(1,976)	$—
Tax effect	528	—
Net of tax	$(1,448)	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(264)	$(518)	Other operating expense - other
Amortization of net transition obligation	(9)	(9)	Other operating expense - other
Amortization of prior service cost	—	—	Other operating expense - other
Settlement	(4,884)	—	Other operating expense - other
Total before tax	(5,157)	(527)
Tax effect	1,890	155	Income tax benefit (expense)
Net of tax	$(3,267)	$(372)

Total reclassification adjustments from AOCI for the period, net of tax	$(4,715)	$(335)

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$17,594	$18,714	$37,032	$36,752

Weighted average common shares outstanding - basic	27,516,284	28,173,710	27,553,629	28,141,360
Dilutive effect of employee stock options and awards	160,335	282,914	205,558	266,119
Weighted average common shares outstanding - diluted	27,676,619	28,456,624	27,759,187	28,407,479

Basic earnings per common share	$0.64	$0.66	$1.34	$1.31
Diluted earnings per common share	$0.64	$0.66	$1.33	$1.29

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of June 30, 2022, the weighted average discount rate used in the valuation of loans was 7.26%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of June 30, 2022, the weighted average discount rate used in the valuation of time deposits was 2.56%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of June 30, 2022, the weighted average discount rate used in the valuation of long-term debt was 6.32%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Financial assets:
Cash and due from banks	$108,389	$108,389	$108,389	$—	$—
Interest-bearing deposits in other banks	22,741	22,741	22,741	—	—
Investment securities	1,450,738	1,422,938	—	1,415,158	7,780
Loans held for sale	535	535	—	535	—
Loans, net of ACL	5,236,422	4,689,510	—	—	4,689,510
Accrued interest receivable	17,146	17,146	17,146	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,282,967	2,282,967	2,282,967	—	—
Interest-bearing demand and savings and money market	3,658,712	3,658,712	3,658,712	—	—
Time	680,382	671,198	—	—	671,198
Long-term debt	105,738	96,798	—	—	96,798
Accrued interest payable (included in other liabilities)	1,185	1,185	1,185	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Derivatives:
Forward sale commitments	$532	$—	$—	$—	$—	$—
Risk participation agreements	37,229	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,727	2,958	2,958	—	—	2,958
Liabilities	(32,727)	(2,958)	(2,958)	—	—	(2,958)
Interest rate swap agreements	115,545	2,724	2,724	—	2,724	—

Off-balance sheet financial instruments:
Commitments to extend credit	1,376,686	—	1,378	—	1,378	—
Standby letters of credit and financial guarantees written	5,228	—	78	—	78	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and due from banks	$81,506	$81,506	$81,506	$—	$—
Interest-bearing deposits in other banks	247,401	247,401	247,401	—	—
Investment securities	1,631,699	1,631,699	—	1,623,080	8,619
Loans held for sale	3,531	3,531	—	3,531	—
Loans, net of ACL	5,033,552	4,741,379	—	—	4,741,379
Accrued interest receivable	16,709	16,709	16,709	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,291,246	2,291,246	2,291,246	—	—
Interest-bearing demand and savings and money market	3,641,180	3,641,180	3,641,180	—	—
Time	706,732	704,645	—	—	704,645
Long-term debt	105,616	94,588	—	—	94,588
Accrued interest payable (included in other liabilities)	1,122	1,122	1,122	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Derivatives:
Forward sale commitments	$3,525	$1	$1	$—	$1	$—
Risk participation agreements	37,531	(16)	(16)	—	—	(16)
Back-to-back swap agreements:
Assets	33,112	435	435	—	—	435
Liabilities	33,112	(435)	(435)	—	—	(435)

Off-balance sheet financial instruments:
Commitments to extend credit	1,266,596	—	1,347	—	1,347	—
Standby letters of credit and financial guarantees written	6,634	—	100	—	100	—

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans, mortgage servicing rights, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

As discussed in Note 8 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap which was measured at fair value using Level 3 inputs. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Available-for-sale securities:
Debt securities:
States and political subdivisions	$149,113	$—	$142,115	$6,998
Corporate securities	31,144	—	31,144	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	29,685	—	29,685	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	472,096	—	472,096	—
Residential - Non-government agencies	9,883	—	9,101	782
Commercial - U.S. Government-sponsored entities	54,162	—	54,162	—
Commercial - Non-government agencies	41,290	—	41,290	—
Total available-for-sale securities	787,373	—	779,593	7,780

Derivatives:
Forward sale commitments	—	—	—	—
Risk participation agreements	—	—	—	—
Back-to-back swap agreements	—	—	—	—
Interest rate swap agreements	2,724	—	2,724	—
Total	$790,097	$—	$782,317	$7,780

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$236,828	$—	$229,147	$7,681
Corporate securities	40,646	—	40,646	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	35,334	—	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,198,816	—	1,198,816	—
Residential - Non-government agencies	12,213	—	11,275	938
Commercial - U.S. Government-sponsored entities	65,849	—	65,849	—
Commercial - Non-government agencies	42,013	—	42,013	—
Total available-for-sale securities	1,631,699	—	1,623,080	8,619

Derivatives:
Interest rate lock commitments	1	—	1	—
Forward sale commitments	(16)	—	—	(16)
Risk participation agreements	—	—	—	—
Back-to-back swap agreements	—	—	—	—
Interest rate swap agreements	—	—	—	—
Total	$1,631,684	$—	$1,623,081	$8,603

For the six months ended June 30, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2021	$7,681	$938	$8,619
Principal payments received	(88)	(11)	(99)
Unrealized net loss included in other comprehensive income	(595)	(145)	(740)
Balance at June 30, 2022	$6,998	$782	$7,780

Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(2,734)	(11)	(2,745)
Unrealized net loss included in other comprehensive income	(633)	(38)	(671)
Balance at June 30, 2021	$7,970	$940	$8,910

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $7.0 million and $7.7 million at June 30, 2022 and December 31, 2021, respectively.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.8 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively.

The Company estimates the aggregate fair value of $7.8 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of June 30, 2022, the weighted average discount rate utilized was 5.25%, compared to 3.46% at December 31, 2021, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

There were no assets measured on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

17. LEGAL PROCEEDINGS

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

Central Pacific Bank is a full-service community bank with 28 branches and 65 ATMs located throughout the state of Hawaii as of June 30, 2022.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At June 30, 2022 and December 31, 2021, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2021 Form 10-K.

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

Financial Summary

Net income for the three months ended June 30, 2022 was $17.6 million, or $0.64 per diluted share, compared to net income of $18.7 million, or $0.66 per diluted share for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 was $37.0 million, or $1.33 per diluted share, compared to net income of $36.8 million, or $1.29 per diluted share for the six months ended June 30, 2021.

Net income for the three and six months ended June 30, 2022 included PPP net interest income and net loan fees of $0.9 million and $2.8 million, respectively, compared to $7.9 million and $13.1 million for the three and six months ended June 30, 2021, respectively. Net income for the three and six months ended June 30, 2022, also included an $8.5 million gain on the sale of the Company's Class B common stock of Visa, Inc., partially offset by a $4.9 million non-cash settlement charge related to the termination and settlement of the Company's defined benefit retirement plan.

During the three months ended June 30, 2022, the Company recorded a debit to the provision for credit losses of $1.0 million, compared to a credit to the provision of $3.4 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, the Company recorded a credit to the provision for credit losses of $2.2 million, compared to a credit to the provision of $4.3 million during the six months ended June 30, 2021.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three months ended June 30, 2022 was $24.8 million, compared to $21.2 million for the three months ended June 30, 2021. The Company's pre-tax, pre-provision income for the six months ended June 30, 2022 was $47.0 million, compared to $43.8 million for the six months ended June 30, 2021.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Return on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average assets	0.96%	1.06%	1.01%	1.07%
Return on average shareholders’ equity	14.93	13.56	14.67	13.31
Basic earnings per common share	$0.64	$0.66	$1.34	$1.31
Diluted earnings per common share	0.64	0.66	1.33	1.29

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, the Company also uses non-GAAP financial measures in addition to our GAAP results. The Company believes non-GAAP financial measures may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

The following table presents the Company's pre-tax pre-provision income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$17,594	$18,714	$37,032	$36,752
Add:
Provision (credit) for credit losses	989	(3,443)	(2,206)	(4,264)
Income tax expense	6,184	5,887	12,222	11,339
Pre-tax pre-provision income	$24,767	$21,158	$47,048	$43,827

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

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") took a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. While interest rates remained low from the start of the pandemic through the end of 2021, the Federal Reserve has begun increasing interest rates as inflation concerns have significantly increased. We expect additional increases in interest rates to moderate inflation, which in effect may adversely impact the Company's loan origination and sales and pressure funding costs but may positively impact the Company's net interest income and net interest margin. Changes in market interest rates, which we do not control or have little to no influence over, affect our net interest income, margins and profitability. Therefore, we control the composition of our financial assets and liabilities with asset repricing options and maintain models that monitor those positions and sensitivity of our interest rate risk to best optimize financial performance.

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

Through guidance from regulatory agencies, the Company has prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic peaked at $605 million in May 2020. As of June 30, 2022, there were no loans remaining that are on active payment forbearance or deferral.

Liquidity and capital

Through our past experience during the Great Recession in the late 2000s, we believe we have developed robust liquidity and capital stress tests as well as comprehensive liquidity and capital contingency plans. We further believe our liquidity and capital positions are strong. The Company maintains access to multiple sources of liquidity and wholesale funding markets. During 2020 and 2021, we experienced a significant inflow of deposits due to government stimulus and general market uncertainty; however, this may not continue.

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

Processes, controls and business continuity plan

The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company is developing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. In September 2021, the Company implemented required weekly COVID testing for the small portion of its workforce that remained unvaccinated. Over 95% of the Company's employees are fully vaccinated as of June 30, 2022.

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

The Company developed a PPP forgiveness portal and, with assistance from a third party vendor, has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments from the SBA and repayments from borrowers totaling over $846.8 million as of June 30, 2022. A total outstanding balance of $21.1 million and net deferred fees of $0.9 million remain as of June 30, 2022. Although the Company believes that the majority of the remaining loans will ultimately be forgiven by the SBA or repaid by the borrower in accordance with the terms of the program, there could be risks and liabilities by the Company that cannot be determined at this time.

The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial, financial and agricultural loan customers on a case-by-case basis depending on need. As of June 30, 2022, the Company had no loans remaining on active payment forbearance or deferral.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks were provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. This relief ended on January 1, 2022. As of June 30, 2022, there were no loans with modifications that did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

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

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continued to be impacted by the COVID-19 pandemic in 2021, however the state has made significant progress towards economic recovery as visitor arrivals have rebounded to approximately 85% of pre-pandemic levels in 2019.

On March 26, 2022, the state of Hawaii's mask mandate, Safe Travels Program, and Emergency Proclamation on COVID-19 ended, effectively ending all government-imposed restrictions related to COVID-19.

Prior to the pandemic, Hawaii experienced record-level visitor arrivals and expenditures in 2019 and in the first two months of 2020. According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 3.6 million visitors arrived to the Hawaiian Islands in the five months ended May 31, 2022, mainly from the U.S. West and U.S. East as international travelers to Hawaii have not yet returned in a meaningful way. This was an 83% increase from the 2.0 million visitors from the same period last year but down 15% from 4.2 million visitors in the five months ended May 31, 2019.

Total spending for visitors arriving in the five months ended May 31, 2022 was $7.39 billion, up 108.6% from $354.4 billion in the same period last year, and up by 2.3% from $7.23 billion in the five months ended May 31, 2019.

According to recent data provided by the Department of Agriculture and the Department of Transportation, the Department of Business, Economic Development and Tourism ("DBEDT") reported as of July 25, 2022, average daily visitors to Hawaii in June 2022 was over 32,000, up 9.2% from June 2021 but down 10.0% from June 2019.

According to a May 2022 report by The Economic Research Organization at the University of Hawaii ("UHERO"), total visitor arrivals are expected to increase to approximately 8.9 million in 2022 and visitor spending is expected to increase to approximately $17.41 billion in 2022.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 4.3% in the month of June 2022. The unemployment rate of 4.3% in June 2022 is much improved from the high of 21.9% in the months of April and May 2020, but remains above the national seasonally adjusted unemployment rate of 3.6%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 3.7% in 2022.

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

According to the latest data available from the Honolulu Board of Realtors, during the six months ended June 30, 2022, the median sales price of single-family homes and condominiums were $1,111,000 and $515,000, respectively, which increased by 17.0% and 13.2%, respectively from the same year-ago period. Sales of Oahu single-family homes were down 8.8% during the six months ended June 30, 2022, while sales of condominiums were up 7.5% during the six months ended June 30, 2022, compared to the same year-ago period.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the successful product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched with a VIP waitlist campaign and a large social media influencer campaign. As of June 30, 2022, approximately 4,400 Shaka accounts have been opened since the product launch on November 8, 2021.

Beginning in the first quarter of 2022, the Company continued its BaaS initiatives with an equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. In addition, the Company is also collaborating with Swell and Elevate Credit, Inc. (NYSE:ELVT), a provider of digital lending solutions. Swell intends to launch its first product in the second half of 2022, which plans to be all-digital and available for consumers across most of the U.S. Mainland.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021. A comparison of net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2022 and 2021 is set forth below.

(dollars in thousands)	Three Months Ended June 30,
	2022			2021			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$106,083	0.72%	$191	$222,934	0.11%	$61	$(116,851)	0.61%	$130
Investment securities, excluding ACL:
Taxable (1)	1,532,282	1.88	7,200	1,172,183	1.52	4,465	360,099	0.36	2,735
Tax-exempt (1)	113,934	2.85	813	92,702	1.89	438	21,232	0.96	375
Total investment securities	1,646,216	1.95	8,013	1,264,885	1.55	4,903	381,331	0.40	3,110
Loans, including loans held for sale (2)	5,221,300	3.60	46,963	5,110,820	3.84	49,024	110,480	(0.24)	(2,061)
Federal Home Loan Bank stock	8,957	3.02	68	8,140	3.11	63	817	(0.09)	5
Total interest earning assets	6,982,556	3.17	55,235	6,606,779	3.28	54,051	375,777	(0.11)	1,184
Noninterest-earning assets	327,383			433,149			(105,766)
Total assets	$7,309,939			$7,039,928			$270,011

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,435,088	0.04%	$144	$1,269,676	0.03%	$93	$165,412	0.01%	$51
Savings and money market deposits	2,204,934	0.06	317	2,028,583	0.06	282	176,351	—	35
Time deposits up to $250,000	217,605	0.27	148	231,922	0.34	196	(14,317)	(0.07)	(48)
Time deposits over $250,000	478,483	0.29	342	617,745	0.20	302	(139,262)	0.09	40
Total interest-bearing deposits	4,336,110	0.09	951	4,147,926	0.08	873	188,184	0.01	78
Federal Home Loan Bank advances and other short-term borrowings	363	1.84	2	—	—	—	363	1.84	2
Long-term debt	105,699	4.30	1,133	105,456	3.90	1,025	243	0.40	108
Total interest-bearing liabilities	4,442,172	0.19	2,086	4,253,382	0.18	1,898	188,790	0.01	188
Noninterest-bearing deposits	2,290,352			2,121,590			168,762
Other liabilities	105,979			112,852			(6,873)
Total liabilities	6,838,503			6,487,824			350,679
Shareholders’ equity	471,420			552,102			(80,682)
Non-controlling interest	16			2			14
Total equity	471,436			552,104			(80,668)
Total liabilities and equity	$7,309,939			$7,039,928			$270,011

Net interest income			$53,149			$52,153			$996

Interest rate spread		2.98%			3.10%			(0.12)%

Net interest margin		3.05%			3.16%			(0.11)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $53.1 million for the second quarter of 2022, representing an increase of $1.0 million, or 1.9% from $52.2 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher average investment securities and loan balances, combined with higher average yields earned on investment securities, partially offset by lower recognition of net interest income and loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP").

Net interest income for the second quarter of 2022 included $0.9 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $7.9 million in the year-ago quarter. During the second quarter of 2022, the Company received $24.9 million in PPP loan forgiveness and repayments, compared to $195.8 million in the year-ago quarter. During the second quarters of 2022 and 2021, the Company had average PPP loan balances of $33.0 million and $553.0 million, respectively, which earned yields of approximately 10.77% and 5.75%, respectively. As of June 30, 2022, the Company has net deferred fees of $0.9 million remaining.

Interest Income

Taxable-equivalent interest income was $55.2 million for the second quarter of 2022, representing an increase of $1.2 million, or 2.2%, from $54.1 million in the year-ago quarter. The increase was primarily attributable to higher average investment securities balances of $381.3 million during the second quarter of 2022, compared to the year-ago quarter, which increased interest income by approximately $1.5 million, and higher loan balances of $110.5 million, which increased interest income by approximately $1.1 million. In addition, the average yield earned on investment securities increased by 40 bp, which increased interest income by approximately $1.6 million. These increases were partially offset by a 24 bp decrease in the average yield earned on loans during the second quarter of 2022, compared to the year-ago quarter, which decreased interest income by approximately $3.1 million.

Interest Expense

Interest expense was $2.1 million for the second quarter of 2022, representing an increase of $0.2 million, or 9.9%, from $1.9 million in the year-ago quarter. Average rates paid on long-term debt of 4.30% increased by 40 bp from the year-ago quarter and average rates paid on interest-bearing deposits of 0.09% increased by 1 bp from the year-ago quarter.

Net Interest Margin

Our net interest margin of 3.05% for the second quarter of 2022 decreased by 11 bp from 3.16% in the year-ago quarter. As previously discussed, the decrease in net interest margin for the second quarter of 2022 compared to the year-ago quarter was primarily attributable to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with lower yields earned on core loans, or total loans, excluding PPP loans.

During the first quarter of 2022, the Federal Reserve increased the Federal Funds target range by 25 bp for the first time since 2018 to 0.25-0.50%. Due to inflation concerns, during the second quarter of 2022, the Federal Reserve increased the Federal Funds target range by 50 bp (the largest rate hike since 2000) in May and another 75 bp (the largest rate hike since 1994) in June to end the quarter at a target range of 1.50-1.75%. In July 2022, the Federal Reserve hiked rates for the fourth time this year by an additional 75 bp. The latest increase brings the target range to 2.25-2.50%, which is where it was at its most recent high in summer 2019 before the pandemic. Federal Reserve officials have indicated that additional interest rate increases are likely in 2022. The Company anticipates its net interest margin will trend up as the increase in average loan yield outpaces the increase in deposit costs in the rising interest rate environment.

(dollars in thousands)	Six Months Ended June 30,
	2022			2021			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$131,829	0.40%	$263	$133,684	0.11%	$71	$(1,855)	0.29%	$192
Investment securities, excluding ACL:
Taxable investment securities (1)	1,533,570	1.87	14,355	1,126,978	1.70	9,589	406,592	0.17	4,766
Tax-exempt investment securities (1)	115,964	2.82	1,637	93,181	2.34	1,089	22,783	0.48	548
Total investment securities	1,649,534	1.94	15,992	1,220,159	1.75	10,678	429,375	0.19	5,314
Loans, including loans held for sale (2)	5,168,076	3.58	91,912	5,095,433	3.75	95,098	72,643	(0.17)	(3,186)
Federal Home Loan Bank stock	8,479	3.00	127	7,839	3.12	122	640	(0.12)	5
Total interest earning assets	6,957,918	3.13	108,294	6,457,115	3.30	105,969	500,803	(0.17)	2,325
Noninterest-earning assets	367,124			433,080			(65,956)
Total assets	$7,325,042			$6,890,195			$434,847

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,430,222	0.04%	$256	$1,228,548	0.03%	$179	$201,674	0.01%	$77
Savings and money market deposits	2,208,659	0.06	646	2,000,845	0.06	556	207,814	—	90
Time deposits up to $250,000	220,617	0.28	303	234,361	0.38	437	(13,744)	(0.10)	(134)
Time deposits over $250,000	470,330	0.28	656	637,266	0.21	649	(166,936)	0.07	7
Total interest-bearing deposits	4,329,828	0.09	1,861	4,101,020	0.09	1,821	228,808	—	40
Federal Home Loan Bank advances and other short-term borrowings	182	1.84	2	1,221	0.30	2	(1,039)	1.54	—
Long-term debt	105,668	4.15	2,174	105,429	3.93	2,052	239	0.22	122
Total interest-bearing liabilities	4,435,678	0.18	4,037	4,207,670	0.19	3,875	228,008	(0.01)	162
Noninterest-bearing deposits	2,273,639			2,013,955			259,684
Other liabilities	110,868			116,529			(5,661)
Total liabilities	6,820,185			6,338,154			482,031
Shareholders’ equity	504,825			552,039			(47,214)
Non-controlling interest	32			2			30
Total equity	504,857			552,041			(47,184)
Total liabilities and equity	$7,325,042			$6,890,195			$434,847

Net interest income			$104,257			$102,094			$2,163

Interest rate spread		2.95%			3.11%			(0.16)%

Net interest margin		3.01%			3.18%			(0.17)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $104.3 million for the six months ended June 30, 2022, representing an increase of 2.1% from $102.1 million in the six months ended June 30, 2021. The increase from the year-ago period was primarily due to higher average investment securities and loan balances, combined with higher average yields on investment securities, partially offset by lower recognition of net interest income and loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP").

Net interest income for the six months ended June 30, 2022 included $2.8 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $13.1 million in the year-ago period. During the six months ended June 30, 2022, the Company received $73.8 million in PPP loan forgiveness and repayments, compared to $296.5 million in the year-ago period. During the six months ended June 30,

2022 and 2021, the Company had average PPP loan balances of $50.7 million and $540.0 million, respectively, which earned yields of approximately 11.24% and 4.90%, respectively. As of June 30, 2022, the Company has net deferred fees on PPP loans of $0.9 million remaining.

Interest Income

Taxable-equivalent interest income was $108.3 million for the six months ended June 30, 2022, representing an increase of $2.3 million, or 2.2%, from $106.0 million in the year-ago period. The increase was primarily attributable to higher average investment securities balances of $429.4 million during the six months ended June 30, 2022, compared to the year-ago period, which increased interest income by approximately $3.7 million, and higher loan balances of $72.6 million, which increased interest income by approximately $1.3 million. In addition, the average yield earned on investment securities increased by 19 bp, which increased interest income by approximately $1.6 million. These increases were partially offset by a 17 bp decrease in the average yield earned on loans during the six months ended June 30, 2022, compared to the year-ago period, which decreased interest income by approximately $4.5 million.

Interest Expense

Interest expense was $4.0 million for the six months ended June 30, 2022, which increased by $0.2 million, or 4.2%, from $3.9 million in the year-ago period. Average rates paid on interest-bearing deposits of 0.09% remained unchanged from the year-ago period and average rates paid on total interest-bearing liabilities of 0.18% declined by 1 bp from 0.19% in the year-ago period.

Net Interest Margin

Our net interest margin of 3.01% for the six months ended June 30, 2022 decreased by 17 bp from 3.18% in the year-ago period. As previously discussed, the decrease in net interest margin for the six months ended June 30, 2022 compared to the year-ago period was primarily attributable to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with lower yields earned on core loans, or total loans, excluding PPP loans.

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

	Three Months Ended June 30, 2022 Compared To June 30, 2021			Six Months Ended June 30, 2022 Compared To June 30, 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$(32)	$162	$130	$(1)	$193	$192
Investment securities, excluding ACL:
Taxable investment securities (1)	1,362	1,373	2,735	3,460	1,306	4,766
Tax-exempt investment securities (1)	101	274	375	268	280	548
Total investment securities	1,463	1,647	3,110	3,728	1,586	5,314
Loans, including loans held for sale (2)	1,064	(3,125)	(2,061)	1,325	(4,511)	(3,186)
Federal Home Loan Bank stock	7	(2)	5	10	(5)	5
Total interest earning assets	2,502	(1,318)	1,184	5,062	(2,737)	2,325

Interest-bearing liabilities:
Interest-bearing demand deposits	13	38	51	23	54	77
Savings and money market deposits	35	—	35	90	—	90
Time deposits up to $250,000	(12)	(36)	(48)	(26)	(108)	(134)
Time deposits over $250,000	(69)	109	40	(166)	173	7
Total interest-bearing deposits	(33)	111	78	(79)	119	40
Federal Home Loan Bank advances and other short-term borrowings	—	2	2	(1)	1	—
Long-term debt	2	106	108	5	117	122
Total interest-bearing liabilities	(31)	219	188	(75)	237	162

Net interest income	$2,533	$(1,537)	$996	$5,137	$(2,974)	$2,163

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

During the second quarter of 2022, our provision for credit losses was a debit of $1.0 million, which consisted of a debit to the provision for credit losses on loans of $1.5 million, partially offset by a credit to the provision for credit losses on off-balance sheet credit exposures of $0.5 million.

During the six months ended June 30, 2022, our provision for credit losses was a credit of $2.2 million, which consisted of a credit to the provision for credit losses on loans of $1.5 million, and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.7 million.

During the second quarter of 2021, our provision for credit losses was a credit of $3.4 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for credit losses on accrued interest receivable of $0.2 million.

During the six months ended June 30, 2021, our provision for credit losses was a credit of $4.3 million, which consisted of a credit to the provision for credit losses on loans of $3.9 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for credit losses on accrued interest receivable of $0.2 million.

Our net charge-offs were $1.0 million during the second quarter of 2022, compared to net charge-offs of $0.8 million in the year-ago quarter. Our net charge-offs were $1.4 million during the six months ended June 30, 2022, compared to net charge-offs of $1.6 million in the year-ago period.

The credits to the provision for credit losses in the first quarter of 2022 and the three and six months ended June 30, 2021 were primarily due to improved economic forecasts, lower net charge-offs and loan portfolio improvement as the State of Hawaii continued to recover from the pandemic. The provision for credit losses during the second quarter of 2022 was primarily due to loan portfolio growth and net loan charge-offs during the quarter.

We did not record a provision for credit losses on investment securities during the three and six months ended June 30, 2022 and 2021.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Other operating income:
Mortgage banking income	$1,140	$1,533	$(393)	-25.6%
Service charges on deposit accounts	2,026	1,443	583	40.4
Other service charges and fees	4,610	4,619	(9)	-0.2
Income from fiduciary activities	1,188	1,269	(81)	-6.4
Net gain on sales of investment securities	8,506	50	8,456	16,912.0
Income from bank-owned life insurance	(1,028)	1,210	(2,238)	-185.0
Other:
Equity in earnings of unconsolidated entities	23	79	(56)	-70.9
Income recovered on nonaccrual loans previously charged-off	107	37	70	189.2
Other recoveries	32	16	16	100.0
Unrealized gains on loans-held-for-sale	62	—	62	N.M.
Commissions on sale of checks	76	80	(4)	-5.0
Other	396	194	202	104.1
Total other operating income	$17,138	$10,530	$6,608	62.8

Not meaningful ("N.M.")

For the second quarter of 2022, total other operating income was $17.1 million, which increased by $6.6 million, or 62.8%, from $10.5 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to the sale of our Visa, Inc. ("Visa") Class B common stock. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. The increase was partially offset by a loss on bank-owned life insurance ("BOLI") in the second quarter of 2022 resulting in lower income from BOLI of $2.2 million from the year-ago quarter. The lower income from BOLI was primarily attributable to significant market volatility during the second quarter of 2022. The Company has certain company-owned life insurance policies used to hedge its deferred compensation plans, therefore, the Company has also recognized offsetting negative deferred compensation expense in other operating expenses.

	Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Other operating income:
Mortgage banking income	$2,312	$4,503	$(2,191)	-48.7%
Service charges on deposit accounts	3,887	2,921	966	33.1
Other service charges and fees	9,098	8,409	689	8.2
Income from fiduciary activities	2,342	2,500	(158)	-6.3
Net gain on sales of investment securities	8,506	50	8,456	16,912.0
Income from bank-owned life insurance	(489)	2,007	(2,496)	-124.4
Other:
Equity in earnings of unconsolidated entities	116	186	(70)	-37.6
Income recovered on nonaccrual loans previously charged-off	145	72	73	101.4
Other recoveries	57	44	13	29.5
Unrealized losses on loans-held-for-sale	(1)	—	(1)	N.M.
Commissions on sale of checks	153	157	(4)	-2.5
Other	563	392	171	43.6
Total other operating income	$26,689	$21,241	$5,448	25.6

* Not meaningful ("N.M.")

For the six months ended June 30, 2022, total other operating income was $26.7 million, which increased by $5.4 million, or 25.6%, from $21.2 million in the year-ago period. The increase from the year-ago period was primarily due to higher net gain on sales of investment securities of $8.5 million, primarily attributable to the aforementioned one-time net gain on sale of Visa Class B common stock of $8.5 million. The increase was partially offset by lower income from BOLI of $2.5 million and lower mortgage banking income of $2.2 million. The lower mortgage banking income was primarily attributable to lower origination activity due to the rising interest rate environment.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$22,369	$23,790	$(1,421)	-6.0%
Net occupancy	4,448	4,055	393	9.7
Equipment	1,075	1,048	27	2.6
Communication	744	756	(12)	-1.6
Legal and professional services	2,916	2,572	344	13.4
Computer software	3,624	3,398	226	6.7
Advertising	1,150	1,329	(179)	-13.5
Other:
Pension plan and SERP expense	5,113	380	4,733	1,245.5
Foreclosed asset expense	1	—	1	N.M.
Charitable contributions	108	51	57	111.8
FDIC insurance assessment	576	502	74	14.7
Miscellaneous loan expenses	400	379	21	5.5
ATM and debit card expenses	837	1,103	(266)	-24.1
Armored car expenses	254	257	(3)	-1.2
Entertainment and promotions	431	207	224	108.2
Stationery and supplies	46	214	(168)	-78.5
Directors’ fees and expenses	252	132	120	90.9
Directors' deferred compensation plan (credit) expense	(920)	100	(1,020)	-1,020.0
Branch consolidation costs	208	—	208	N.M.
Loss on disposal of fixed assets	1	4	(3)	-75.0
Other	1,716	1,156	560	48.4
Total other operating expense	$45,349	$41,433	$3,916	9.5

For the second quarter of 2022, total other operating expense was $45.3 million, which increased by $3.9 million, or 9.5%, from $41.4 million in the year-ago quarter. The increase was primarily due to higher pension plan and SERP expense of $4.7 million, partially offset by lower salaries and employee benefits of $1.4 million and lower directors' deferred compensation plan expense of $1.0 million due to market volatility.

In January 2021, the Board of Directors approved commencing action to terminate the Company’s defined benefit retirement plan (the “Plan”). The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the Plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time non-cash settlement charge of $4.9 million (included in pension plan and SERP expense).

	Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$43,311	$43,617	$(306)	-0.7%
Net occupancy	8,222	7,819	403	5.2
Equipment	2,157	2,048	109	5.3
Communication	1,550	1,525	25	1.6
Legal and professional services	5,542	4,949	593	12.0
Computer software	6,706	7,181	(475)	-6.6
Advertising	2,300	2,987	(687)	-23.0
Other:
Pension plan and SERP expense	5,313	627	4,686	747.4
Foreclosed asset expense	1	3	(2)	-66.7
Charitable contributions	203	72	131	181.9
FDIC insurance assessment	1,207	942	265	28.1
Miscellaneous loan expenses	789	749	40	5.3
ATM and debit card expenses	1,500	1,768	(268)	-15.2
Armored car expenses	505	449	56	12.5
Entertainment and promotions	758	406	352	86.7
Stationery and supplies	396	427	(31)	-7.3
Directors’ fees and expenses	515	349	166	47.6
Directors' deferred compensation plan (credit) expense	(1,000)	1,002	(2,002)	-199.8
Branch consolidation costs	208	—	208	N.M.
Loss on disposal of fixed assets	2	36	(34)	-94.4
Other	3,369	2,323	1,046	45.0
Total other operating expense	$83,554	$79,279	$4,275	5.4

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the six months ended June 30, 2022, total other operating expense was $83.6 million and increased by $4.3 million, or 5.4%, from $79.3 million in the year-ago period. The increase was primarily due to higher pension plan and SERP expenses of $4.7 million, primarily attributable to the aforementioned $4.9 million one-time non-cash charge related to the termination and settlement of the Company's defined benefit retirement plan. The increase was partially offset by lower directors' deferred compensation plan expenses of $2.0 million due to market volatility.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total other operating expense	$45,349	$41,433	$83,554	$79,279

Net interest income	$52,978	$52,061	$103,913	$101,865
Total other operating income	17,138	10,530	26,689	21,241
Total revenue before provision for credit losses	$70,116	$62,591	$130,602	$123,106

Efficiency ratio	64.68%	66.20%	63.98%	64.40%

Our efficiency ratio improved to 64.68% in the second quarter of 2022, compared to 66.20% in the year-ago quarter. For the six months ended June 30, 2022, our efficiency ratio improved to 63.98%, compared to 64.40% in the year-ago period. The efficiency ratio in the three and six months ended June 30, 2022 was positively impacted by the aforementioned higher net interest income and other operating income, offset by higher other operating expenses.

The Company continues its strategic investments in digital banking, technology and Banking-as-a-Service and it expects these investments will improve profitability and shareholder returns.

Income Taxes

The Company recorded income tax expense of $6.2 million for the second quarter of 2022, compared to $5.9 million in the same year-ago period. The effective tax rate for the second quarter of 2022 was 26.01%, compared to 23.93% in the same year-ago period.

The Company recorded income tax expense of $12.2 million for the six months ended June 30, 2022, compared to $11.3 million in the same year-ago period. The effective tax rate for the six months ended June 30, 2022 was 24.81%, compared to 23.58% in the same year-ago period. The increase in the effective tax rate for the three and six months ended June 30, 2022 was primarily attributable to lower tax-exempt BOLI income compared to the same year-ago periods.

The valuation allowance on our net deferred tax assets ("DTA") at December 31, 2021 totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million at December 31, 2021 related to a Hawaii capital loss carryforward balance that we did not expect to be able to utilize. During the second quarter of 2022, we utilized the Hawaii capital loss carryforward balance.

The valuation allowance on our net DTA at June 30, 2022 totaled $3.1 million, which related entirely to our DTA from net apportioned NOL carryforwards for California state income tax purposes. Net of the valuation allowance, the Company's net DTA totaled $60.1 million at June 30, 2022, compared to a net DTA of $25.8 million as of December 31, 2021, and is included in other assets on our consolidated balance sheets. The increase in the net DTA was primarily due to significant unrealized losses on available-for-sale investment securities recorded during the current year due to the rising interest rate environment.

Financial Condition

Total assets were $7.30 billion at June 30, 2022 and decreased by $119.9 million, or 1.6%, from $7.42 billion at December 31, 2021.

Investment Securities

Investment securities totaled $1.45 billion at June 30, 2022, which decreased by $181.0 million, or 11.1%, from $1.63 billion at December 31, 2021. The decrease in the investment securities portfolio reflects a market valuation decline on the AFS portfolio of $168.1 million and principal runoff of $101.9 million, partially offset by purchases of investment securities of $89.1 million.

The significant decline in market valuation on the AFS portfolio was primarily driven by the rising interest rate environment. To mitigate the potential future impact to capital through AOCI, in March 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. In May 2022, the Company transferred an additional 40 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $400.9 million and a fair market value of $343.7 million. On the date of transfer, these securities had a total net unrealized loss of $57.2 million. There was no impact to net income as a result of the reclassifications.

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

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$19,469	$87,459	$(67,990)	(77.7)%
Other	367,676	422,388	(54,712)	(13.0)
Real estate:
Construction	134,103	122,867	11,236	9.1
Residential mortgage	1,890,783	1,875,980	14,803	0.8
Home equity	698,209	637,249	60,960	9.6
Commercial mortgage	994,405	922,146	72,259	7.8
Consumer	341,213	333,843	7,370	2.2
Total loans	4,445,858	4,401,932	43,926	1.0
Allowance for credit losses ("ACL")	(51,374)	(55,808)	4,434	(7.9)
Loans, net of ACL	$4,394,484	$4,346,124	$48,360	1.1

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$712	$3,868	$(3,156)	(81.6)%
Other	156,567	107,733	48,834	45.3
Real estate:
Construction	10,935	—	10,935	—
Commercial mortgage	309,230	298,058	11,172	3.7
Consumer	378,331	290,058	88,273	30.4
Total loans	855,775	699,717	156,058	22.3
ACL	(13,837)	(12,289)	(1,548)	12.6
Loans, net of ACL	$841,938	$687,428	$154,510	22.5

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$20,181	$91,327	$(71,146)	(77.9)%
Other	524,243	530,121	(5,878)	(1.1)
Real estate:
Construction	145,038	122,867	22,171	18.0
Residential mortgage	1,890,783	1,875,980	14,803	0.8
Home equity	698,209	637,249	60,960	9.6
Commercial mortgage	1,303,635	1,220,204	83,431	6.8
Consumer	719,544	623,901	95,643	15.3
Total loans	5,301,633	5,101,649	199,984	3.9
ACL	(65,211)	(68,097)	2,886	(4.2)
Loans, net of ACL	$5,236,422	$5,033,552	$202,870	4.0

Loans, net of deferred costs, totaled $5.30 billion at June 30, 2022, which increased by $200.0 million, or 3.9%, from $5.10 billion at December 31, 2021. The increase reflects net increases in the following loan portfolios: consumer of $95.6 million, commercial mortgage of $83.4 million, home equity of $61.0 million, construction of $22.2 million, and residential mortgage loans of $14.8 million. These increases were partially offset by net decreases in SBA Paycheck Protection Program loans of $71.1 million and other commercial loans of $5.9 million. During the six months ended June 30, 2022, the Company received $73.8 million in PPP loan forgiveness and paydowns. Core loans, or total loans, net of deferred costs, excluding PPP loans, totaled $5.28 billion at June 30, 2022 and increased by $271.1 million, or 5.4%, from $5.01 billion at December 31, 2021.

The Hawaii loan portfolio increased by $43.9 million, or 1.0%, from December 31, 2021. The increase reflects net increases in the following loan portfolios: commercial mortgage of $72.3 million, home equity of $61.0 million, residential mortgage of $14.8 million, construction of $11.2 million, and consumer of $7.4 million. The increases in the portfolios were primarily due to increased demand from both new and existing customers. These increases were partially offset by net decreases in SBA Paycheck Protection Program loans of $68.0 million and other commercial, financial and agricultural loans of $54.7 million.

The U.S. Mainland loan portfolio increased by $156.1 million, or 22.3% from December 31, 2021. The increase was primarily attributable to net increases in consumer loans of $88.3 million, other commercial, financial and agricultural loans of $48.8 million, commercial mortgage loans of $11.2 million, and construction loans of $10.9 million, partially offset by a net decrease in SBA Paycheck Protection Program loans of $3.2 million. The increase in U.S. Mainland consumer loans was primarily attributable to purchases and replenishment of select unsecured consumer and automobile loan portfolios from our established vendors to strategically complement and diversify our loan portfolio. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$333	$183	$150	82.0%
Real estate:
Residential mortgage	3,490	4,623	(1,133)	(24.5)
Home equity	592	786	(194)	(24.7)
Consumer	568	289	279	96.5
Total nonaccrual loans	4,983	5,881	(898)	(15.3)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	4,983	5,881	(898)	(15.3)

Accruing Loans Delinquent for 90 Days or More [1]
Commercial, financial and agricultural - Other	309	945	(636)	(67.3)
Real estate:
Home equity	—	44	(44)	(100.0)
Consumer	842	374	468	125.1
Total accruing loans delinquent for 90 days or more	1,151	1,363	(212)	(15.6)

Restructured Loans Still Accruing Interest [1]
Real estate:
Residential mortgage	2,006	3,768	(1,762)	(46.8)
Commercial mortgage	965	1,043	(78)	(7.5)
Consumer	76	92	(16)	(17.4)
Total restructured loans still accruing interest	3,047	4,903	(1,856)	(37.9)
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$9,181	$12,147	$(2,966)	(24.4)

Ratio of nonaccrual loans to total loans	0.09%	0.12%		(0.03)%
Ratio of NPAs to total loans and OREO	0.09%	0.12%		(0.03)%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.12%	0.14%		(0.02)%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.17%	0.24%		(0.07)%
Ratio of classified assets and OREO to tier 1 capital and ACL	3.52%	6.42%		(2.90)%

[1] Section 4013 of the CARES Act and the revised Interagency Statement were applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. This relief ended on January 1, 2022. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2021	$5,881
Additions	3,540
Reductions:
Payments	(1,883)
Return to accrual status	(1,017)
Net charge-offs, valuation and other adjustments	(1,538)
Total reductions	(4,438)
Net decrease	(898)
Balance at June 30, 2022	$4,983

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $5.0 million at June 30, 2022, compared to $5.9 million at December 31, 2021. There were no nonperforming loans classified as held for sale at June 30, 2022 and December 31, 2021. The decrease in nonperforming assets from December 31, 2021 was primarily attributable to $1.9 million in repayments of nonaccrual loans, $1.0 million in loans returned to accrual status, and $1.5 million in net charge-offs, valuation and other adjustments, partially offset by additions to nonaccrual loans totaling $3.5 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at June 30, 2022 consisted of six Hawaii residential mortgage loans with a combined principal balance of $1.2 million. There were $3.0 million of TDRs still accruing interest at June 30, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $0.4 million as of December 31, 2021. At June 30, 2022, there were no loan payment forbearance or deferrals for borrowers impacted by the COVID-19 pandemic remaining.

Criticized loans at June 30, 2022 increased by $16.7 million from December 31, 2021 to $92.7 million, or 1.7% of the total loan portfolio. Special mention loans increased by $36.4 million to $68.1 million, or 1.3% of the total loan portfolio. Classified loans declined by $19.7 million to $24.6 million, or 0.5% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 6.42% at December 31, 2021 to 3.52% at June 30, 2022.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Allowance for Credit Losses:
Balance at beginning of period	$64,754	$81,553	$68,097	$83,269

Provision (credit) for credit losses on loans [1] [2]	1,456	(2,963)	(1,475)	(3,937)

Charge-offs:
Commercial, financial and agricultural - Other	487	401	741	1,010
Consumer	1,390	1,523	2,606	2,621
Total charge-offs	1,877	1,924	3,347	3,631

Recoveries:
Commercial, financial and agricultural - Other	215	276	565	365
Construction	62	—	62	—
Residential mortgage	36	186	148	292
Real estate:
Home equity	—	—	—	9
Commercial mortgage	—	65	—	73
Consumer	565	588	1,161	1,341
Total recoveries	878	1,115	1,936	2,080
Net charge-offs	999	809	1,411	1,551
Balance at end of period	$65,211	$77,781	$65,211	$77,781

Average loans, net of deferred fees and costs	$5,221,300	$5,110,820	$5,221,300	$5,110,820
Annualized ratio of net charge-offs to average loans	0.08%	0.06%	0.05%	0.06%
Ratio of ACL to total loans	1.23%	1.53%	1.23%	1.53%
Ratio of ACL to total loans, excluding PPP loans	1.23%	1.68%	1.23%	1.68%
ACL as a percentage of nonaccrual loans	1309%	1153%	1309%	1153%

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

Our ACL totaled $65.2 million at June 30, 2022, compared to $68.1 million at December 31, 2021 and $77.8 million at June 30, 2021.

During the second quarter of 2022, we recorded a debit to the provision for credit losses on loans of $1.5 million and net charge-offs of $1.0 million. The provision for credit losses on loans during the current quarter was primarily attributable to loan portfolio growth and net loan charge-offs during the quarter. During the six months ended June 30, 2022, we recorded a credit to the provision for credit losses on loans of $1.5 million and net charge-offs of $1.4 million.

Our ACL as a percentage of total loans decreased to 1.23% at June 30, 2022 from 1.33% at December 31, 2021 and 1.53% at June 30, 2021. Excluding the PPP loan portfolio, which is guaranteed by the SBA, our ACL as a percentage of total loans was

1.23% at June 30, 2022, compared to 1.36% at December 31, 2021 and 1.68% at June 30, 2021. Our ACL as a percentage of nonaccrual loans increased to 1309% at June 30, 2022 from 1158% at December 31, 2021 and 1153% at June 30, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). Our FHLB stock balance of $8.9 million at June 30, 2022 increased by $1.0 million, or 12.3%, from the FHLB stock balance of $8.0 million at December 31, 2021.  FHLB stock has an activity-based stock requirement, such that as borrowings increase, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand deposits	$2,282,967	$2,291,246	$(8,279)	(0.4)%
Interest-bearing demand deposits	1,444,566	1,415,277	29,289	2.1
Savings and money market deposits	2,214,146	2,225,903	(11,757)	(0.5)
Time deposits less than $100,000	129,103	136,584	(7,481)	(5.5)
Time deposits $100,000 to $250,000	84,840	88,873	(4,033)	(4.5)
Core deposits	6,155,622	6,157,883	(2,261)	—
Government time deposits	165,000	214,950	(49,950)	(23.2)
Other time deposits greater than $250,000	301,439	266,325	35,114	13.2
Total time deposits greater than $250,000	466,439	481,275	(14,836)	(3.1)
Total deposits	$6,622,061	$6,639,158	$(17,097)	(0.3)

Our total deposits of $6.62 billion at June 30, 2022 decreased by $17.1 million, or 0.3%, from total deposits of $6.64 billion at December 31, 2021. Net decreases in government time deposits of $50.0 million, savings and money market deposits of $11.8 million, noninterest-bearing demand deposits of $8.3 million, time deposits less than $100,000 of $7.5 million, and time deposits $100,000 to $250,000 of $4.0 million, were offset by net increases in other time deposits greater than $250,000 of $35.1 million and interest-bearing demand deposits of $29.3 million.

After experiencing large increases in core deposits in 2020 and 2021 primarily due to the deposit of PPP funds and other government stimulus into both new and existing deposit accounts, during the six months ended June 30, 2022, the Company experienced a slight run-off of core deposits. Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.16 billion at June 30, 2022 and decreased by $2.3 million, from $6.16 billion at December 31, 2021. Core deposits as a percentage of total deposits was 93.0% at June 30, 2022, compared to 92.8% at December 31, 2021. Our average cost of total deposits was 6 bp during the six months ended June 30, 2022.

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic and FRB actions impacting market interest rates and the economy) and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Our total shareholders' equity was $455.1 million at June 30, 2022, compared to $558.2 million at December 31, 2021. The change in total shareholders' equity was primarily attributable to other comprehensive loss of $118.5 million, cash dividends declared of $14.4 million, and the repurchase of $10.9 million in shares of our common stock under our stock repurchase programs in the six months ended June 30, 2022, partially offset by net income of $37.0 million.

Our total shareholders' equity to total assets ratio was 6.23% at June 30, 2022, compared to 7.52% at December 31, 2021. Our book value per share was $16.57 and $20.14 at June 30, 2022 and December 31, 2021, respectively. The declines in our total shareholders' equity, total shareholders' equity to total assets ratio and book value per share were primarily due to the aforementioned unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive loss during the six months ended June 30, 2022 due to the rising interest rate environment.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of June 30, 2022, on a stand-alone basis, CPF had an available cash balance of approximately $18.1 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2022, the bank had Statutory Retained Earnings of $129.5 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On July 26, 2022, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which increased by 8.3% from $0.24 per share a year-ago.

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

During the six months ended June 30, 2022, the Company repurchased 409,410 shares of common stock, at an aggregate cost of $10.9 million under the Company's share repurchase programs (34,100 shares at an aggregate cost of $1.0 million under the 2021 Repurchase Plan and 375,310 shares at an aggregate cost of $9.9 million under the 2022 Repurchase Plan). As of June 30, 2022, $20.1 million remained available for repurchase under the Company's 2022 Repurchase Plan. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program.

Trust Preferred Securities

As of June 30, 2022, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.2 million, net of unamortized debt issuance costs of $0.8 million, at June 30, 2022.

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

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated. The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2022 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Company
At June 30, 2022:
Leverage capital	$635,995	8.6%	$296,278	4.0%	N/A	N/A
Tier 1 risk-based capital	635,995	11.6	328,573	6.0	N/A	N/A
Total risk-based capital	759,458	13.9	438,097	8.0	N/A	N/A
CET1 risk-based capital	585,995	10.7	246,430	4.5	N/A	N/A

At December 31, 2021:
Leverage capital	$622,130	8.5%	$293,382	4.0%	N/A	N/A
Tier 1 risk-based capital	622,130	12.2	307,215	6.0	N/A	N/A
Total risk-based capital	741,291	14.5	409,620	8.0	N/A	N/A
CET1 risk-based capital	572,130	11.2	230,411	4.5	N/A	N/A

Central Pacific Bank
At June 30, 2022:
Leverage capital	$667,011	9.0%	$295,699	4.0%	$369,623	5.0%
Tier 1 risk-based capital	667,011	12.2	327,808	6.0	437,078	8.0
Total risk-based capital	735,317	13.5	437,078	8.0	546,347	10.0
CET1 risk-based capital	667,011	12.2	245,856	4.5	355,126	6.5

At December 31, 2021:
Leverage capital	$652,987	8.9%	$292,877	4.0%	$366,096	5.0%
Tier 1 risk-based capital	652,987	12.8	306,497	6.0	408,663	8.0
Total risk-based capital	717,000	14.0	408,663	8.0	510,828	10.0
CET1 risk-based capital	652,987	12.8	229,873	4.5	332,038	6.5

[1] Under the Basel III Capital Rules, the Company and the bank must also maintain the required Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. The CCB requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the CCB is now at its fully phased-in level of 2.5%.

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

The following reflects our net interest income sensitivity analysis as of June 30, 2022. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bp in either a gradual or an instantaneous, parallel fashion.

Rate Change (Gradual)	Estimated Net Interest Income Sensitivity
+100 bp	3.26%
-100 bp	(1.92)%

Rate Change (Instantaneous)	Estimated Net Interest Income Sensitivity
+100 bp	4.07%
-100 bp	(5.77)%

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

The bank maintained a $1.93 billion line of credit with the FHLB as of June 30, 2022, compared to $1.83 billion at December 31, 2021. There were no short-term borrowings under this arrangement at June 30, 2022 and at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $32.2 million at June 30, 2022, and remained unchanged from $32.2 million at December 31, 2021. There were no long-term borrowings under this arrangement at June 30, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at June 30, 2022 were secured by certain real estate loans with a carrying value of $2.80 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2022, $1.90 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021.

At June 30, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $81.8 million and $55.4 million, respectively. As of June 30, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $127.7 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Information regarding our material contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our cash requirements from known contractual and other obligations since December 31, 2021. We believe we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity levels. We expect to maintain adequate liquidity levels through profitability, loan payoffs, securities repayments and maturities and continued deposit gathering activities. We also have various borrowing mechanisms in place for both short-term and long-term liquidity needs.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2022 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

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

During the three months ended June 30, 2022, the Company repurchased 174,429 shares of common stock, at an aggregate cost of $4.2 million under the Company's 2022 Repurchase Plan.

As of June 30, 2022, $20.1 million remained available for repurchase under the Company's 2022 Repurchase Plan.We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2022	53,529	$27.04	53,529	$22,830,569
May 1-31, 2022	48,500	24.32	48,500	21,650,841
June 1-30, 2022	72,400	21.97	72,400	20,060,293
Total	174,429	$24.18	174,429	20,060,293

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	August 8, 2022	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	August 8, 2022	/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer