Form 10-Q
period 2022-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2022-10-27
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 14, 2022 was 27,227,879 shares.

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

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons, including, but not limited to: the effects of inflation and rising interest rates; the adverse effects of the COVID-19 pandemic virus (and ongoing pandemic variants) on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response to COVID-19; the impact of our participation in the Paycheck Protection Program ("PPP") and fulfillment of government guarantees on our PPP loans; the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry; adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio; our ability to achieve the objectives of our RISE2020 initiative; our ability to successfully implement and achieve the objectives of our Banking-as-a-Service ("BaaS") initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk; the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic viruses and diseases, including COVID-19) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business; deterioration or malaise in domestic economic conditions, including any destabilization in the financial industry and deterioration of the real estate market, as well as the impact of declining levels of consumer and business confidence in the state of the economy in general and in financial institutions in particular; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), changes in capital standards, other regulatory reform and federal and state legislation, including but not limited to regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), government-sponsored enterprise reform, and any related rules and regulations which affect our business operations and competitiveness; the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to; ability to successfully implement our initiatives to lower our efficiency ratio; the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve"); securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index and uncertainties regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR"); negative trends in our market capitalization and adverse changes in the price of the Company's common stock; political instability; acts of war or terrorism; pandemic virus and disease, including COVID-19; changes in consumer spending, borrowings and savings habits; failure to maintain effective internal control over financial reporting or disclosure controls and procedures; cybersecurity and data privacy breaches and the consequence therefrom; the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures; technological changes and developments; changes in the competitive environment among financial holding companies and other financial service providers; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board ("PCAOB"), the Financial Accounting Standards Board ("FASB") and other accounting standard setters and the cost and resources required to implement such changes; our ability to attract and retain key personnel; changes in our personnel, organization, compensation and benefit plans; and our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and, in particular, the discussion of "Risk Factors" set forth therein and herein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$116,365	$81,506
Interest-bearing deposits in other banks	22,332	247,401
Investment securities:
Available-for-sale debt securities, at fair value	686,681	1,631,699
Held-to-maturity debt securities, at amortized cost; fair value of: $590,880 at September 30, 2022 and none at December 31, 2021	662,827	—
Total investment securities	1,349,508	1,631,699
Loans held for sale	1,701	3,531
Loans	5,422,212	5,101,649
Allowance for credit losses	(64,382)	(68,097)
Loans, net of allowance for credit losses	5,357,830	5,033,552
Premises and equipment, net	89,979	80,354
Accrued interest receivable	18,134	16,709
Investment in unconsolidated entities	36,769	29,679
Mortgage servicing rights	9,216	9,738
Bank-owned life insurance	167,761	169,148
Federal Home Loan Bank stock	13,546	7,964
Right-of-use lease asset	35,978	39,441
Other assets	118,512	68,367
Total assets	$7,337,631	$7,419,089
Liabilities
Deposits:
Noninterest-bearing demand	$2,138,083	$2,291,246
Interest-bearing demand	1,441,302	1,415,277
Savings and money market	2,194,991	2,225,903
Time	782,058	706,732
Total deposits	6,556,434	6,639,158
FHLB advances and other short-term borrowings	115,000	—
Long-term debt	105,799	105,616
Lease liability	36,941	40,731
Other liabilities	84,989	75,317
Total liabilities	6,899,163	6,860,822
Contingent liabilities and other commitments (see Notes 8, 16 and 17)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,262,879 at September 30, 2022 and 27,714,071 at December 31, 2021	412,994	426,091
Additional paid-in capital	100,426	98,073
Retained earnings	74,301	42,015
Accumulated other comprehensive loss	(149,253)	(7,960)
Total shareholders' equity	438,468	558,219
Non-controlling interest	—	48
Total equity	438,468	558,267
Total liabilities and equity	$7,337,631	$7,419,089

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$51,686	$51,104	$143,598	$146,202
Interest and dividends on investment securities:
Taxable interest	6,933	6,210	20,937	15,763
Tax-exempt interest	805	470	2,428	1,330
Dividends	—	18	21	54
Interest on deposits in other banks	107	105	370	176
Dividends on Federal Home Loan Bank stock	138	62	265	184
Total interest income	59,669	57,969	167,619	163,709
Interest expense:
Interest on deposits:
Demand	217	101	473	280
Savings and money market	1,054	332	1,700	888
Time	1,092	428	2,051	1,514
Interest on short-term borrowings	660	—	662	2
Interest on long-term debt	1,281	1,022	3,455	3,074
Total interest expense	4,304	1,883	8,341	5,758
Net interest income	55,365	56,086	159,278	157,951
Provision (credit) for credit losses	362	(2,635)	(1,844)	(6,899)
Net interest income after provision (credit) for credit losses	55,003	58,721	161,122	164,850
Other operating income:
Mortgage banking income	831	1,327	3,143	5,830
Service charges on deposit accounts	2,138	1,637	6,025	4,558
Other service charges and fees	4,955	4,942	14,053	13,351
Income from fiduciary activities	1,165	1,292	3,507	3,792
Net gain on sales of investment securities	—	100	8,506	150
Income from bank-owned life insurance	167	540	(322)	2,547
Other	373	415	1,406	1,266
Total other operating income	9,629	10,253	36,318	31,494
Other operating expense:
Salaries and employee benefits	22,778	23,566	66,089	67,183
Net occupancy	4,743	4,185	12,965	12,004
Equipment	1,085	1,089	3,242	3,137
Communication	712	824	2,262	2,349
Legal and professional services	2,573	2,575	8,115	7,524
Computer software	4,138	2,998	10,844	10,179
Advertising	1,150	1,329	3,450	4,316
Other	4,819	4,779	18,585	13,932
Total other operating expense	41,998	41,345	125,552	120,624
Income before income taxes	22,634	27,629	71,888	75,720
Income tax expense	5,919	6,814	18,141	18,153
Net income	$16,715	$20,815	$53,747	$57,567
Per common share data:
Basic earnings per common share	$0.61	$0.74	$1.96	$2.05
Diluted earnings per common share	$0.61	$0.74	$1.94	$2.03
Cash dividends declared	$0.26	$0.24	$0.78	$0.71
Basic weighted average shares outstanding	27,356,614	27,967,089	27,487,237	28,082,632
Diluted weighted average shares outstanding	27,501,212	28,175,953	27,666,197	28,316,574

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$16,715	$20,815	$53,747	$57,567
Other comprehensive (loss) income, net of tax:
Net change in fair value of available-for-sale investment securities	(27,732)	(6,852)	(152,332)	(22,426)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,699	—	3,147	—
Net change in fair value of derivatives	3,194	—	5,304	—
Defined benefit retirement plan and SERPs	18	193	2,588	565
Total other comprehensive loss, net of tax	(22,821)	(6,659)	(141,293)	(21,861)
Comprehensive (loss) income	$(6,106)	$14,156	$(87,546)	$35,706

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	—	421,153	98,270	54,252	(87,347)	50	486,378
Net income	—	—	—	—	17,594	—	—	17,594
Other comprehensive loss	—	—	—	—	—	(39,085)	—	(39,085)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,153)	—	—	(7,153)
Common stock sold by directors' deferred compensation plan (38,000 shares, net)	—	—	927	—	—	—	—	927
Common stock repurchased and retired and other related costs	(174,429)	—	(4,218)	—	—	—	—	(4,218)
Share-based compensation	53,062	—	—	707	—	—	—	707
Non-controlling interest	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2022	27,463,562	$—	$417,862	$98,977	$64,693	$(126,432)	$—	$455,100
Net income	—	—	—	—	16,715	—	—	16,715
Other comprehensive loss	—	—	—	—	—	(22,821)	—	(22,821)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,107)	—	—	(7,107)
Common stock repurchased and retired and other related costs	(218,000)	—	(4,868)	—	—	—	—	(4,868)
Share-based compensation	17,317	—	—	1,449	—	—	—	1,449
Balance at September 30, 2022	27,262,879	$—	$412,994	$100,426	$74,301	$(149,253)	$—	$438,468

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accum. Deficit) Retained Earnings	Accum. Other Comp. Income (Loss)	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	18,038	—	—	18,038
Other comprehensive loss	—	—	—	—	—	(17,117)	—	(17,117)
Cash dividends declared ($0.23 per share)	—	—	—	—	(6,490)	—	—	(6,490)
Share-based compensation	99,190	—	870	879	—	—	—	1,749
Balance at March 31, 2021	28,282,530	—	443,505	95,721	628	3,011	48	542,913
Net income	—	—	—	—	18,714	—	—	18,714
Other comprehensive income	—	—	—	—	—	1,915	—	1,915
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,787)	—	—	(6,787)
Common stock purchased by directors' deferred compensation plan (6,900 shares, net)	—	—	(191)	—	—	—	—	(191)
Common stock repurchased and retired and other related costs	(156,600)	—	(2,603)	—	(1,724)	—	—	(4,327)
Share-based compensation	92,930	—	143	461	—	—	—	604
Balance at June 30, 2021	28,218,860	$—	$440,854	$96,182	$10,831	$4,926	$48	$552,841
Net income	—	—	—	—	20,815	—	—	20,815
Other comprehensive loss	—	—	—	—	—	(6,659)	—	(6,659)
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,733)	—	—	(6,733)
Common stock repurchased and retired and other related costs	(234,700)	—	(3,897)	—	(1,997)	—	—	(5,894)
Share-based compensation	15,428	—	—	1,097	—	—	—	1,097
Balance at September 30, 2021	27,999,588	$—	$436,957	$97,279	$22,916	$(1,733)	$48	$555,467

 See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$53,747	$57,567
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(1,844)	(6,899)
Depreciation and amortization of premises and equipment	5,217	5,160
Non-cash lease expense (benefit)	(341)	(81)
Cash flows from operating leases	(4,485)	(4,927)
Loss on disposal of fixed assets	139	38
Amortization of mortgage servicing rights	1,115	2,800
Net amortization and accretion of premium/discounts on investment securities	3,522	7,557
Share-based compensation expense	2,353	2,437
Net gain on sales of investment securities	(8,506)	(150)
Net gain on sales of residential mortgage loans	(1,626)	(4,469)
Proceeds from sales of loans held for sale	73,763	113,094
Originations of loans held for sale	(70,307)	(97,228)
Equity in earnings of unconsolidated entities	(171)	(299)
Distributions from unconsolidated entities	180	368
Net decrease (increase) in cash surrender value of bank-owned life insurance	823	(3,357)
Deferred income taxes	(36,447)	(2,961)
Net tax benefit from share-based compensation	196	256
Net change in other assets and liabilities	64,673	6,009
Net cash provided by operating activities	82,001	74,915
Cash flows from investing activities:
Proceeds from maturities of and calls on investment securities available-for-sale	150,319	229,868
Proceeds from sales of investment securities available-for-sale	—	279,539
Purchases of investment securities available-for-sale	(89,063)	(900,427)
Proceeds from maturities of and calls on investment securities held-to-maturity	23,712	—
Purchases of investment securities held-to-maturity	(9,934)	—
Proceeds from sale of Visa Class B common stock	8,506	—
Net loan (originations) repayments	(70,246)	126,449
Purchases of loan portfolios	(252,188)	(209,916)
Purchases of bank-owned life insurance	(1,300)	(3,550)
Proceeds from bank-owned life insurance	1,864	2,107
Net purchases of premises, equipment and land	(14,981)	(20,110)
Contributions to unconsolidated entities	(8,995)	(2,912)
Net (purchases) proceeds from redemption of FHLB stock	(5,582)	285
Net cash used in investing activities	(267,888)	(498,667)
Cash flows from financing activities:
Net (decrease) increase in deposits	(82,724)	719,745
Net increase (decrease) in short-term borrowings	115,000	(22,000)
Cash dividends paid on common stock	(21,461)	(20,010)
Repurchases of common stock and other related costs	(15,817)	(10,221)
Net proceeds from issuance of common stock and stock option exercises	679	1,013
Net cash (used in) provided by financing activities	(4,323)	668,527
Net (decrease) increase in cash and cash equivalents	(190,210)	244,775
Cash and cash equivalents at beginning of period	328,907	104,067
Cash and cash equivalents at end of period	$138,697	$348,842

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,185	$5,777
Income taxes	5,576	20,377
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	(2,041)	191
Net transfer of investment securities available-for-sale to held-to-maturity	673,254	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity	4,295	—
Other intangible assets and services provided in exchange for Swell common stock	1,500	—

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

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. Swell recently launched its alpha pilot, where members off its waitlist are invited to sign up for Swell Cash and Credit. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., a venture capital investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The investment is accounted for under the cost method and is also included in investment in unconsolidated entities. The Company had $1.7 million in unfunded commitments related to the investment as of September 30, 2022.

We also have other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities.

Our investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.2 million, $31.0 million and $5.6 million, respectively, at September 30, 2022 and $0.2 million, $25.9 million and $3.6 million, respectively, at December 31, 2021. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. We perform impairment tests whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of September 30, 2022 and the Company did not reverse any accrued interest against interest income during the three and nine months ended September 30, 2022.

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

As of September 30, 2022, the decline in market values of our AFS debt securities was primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $2.9 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on HTM debt securities totaled $1.2 million as of September 30, 2022. The Company did not have any accrued interest receivable on HTM debt securities as of December 31, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $14.0 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively, and is reported together with accrued interest on HTM and AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”

the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. The Company believes modified loans due to the novel coronavirus disease ("COVID-19") pandemic have distinct risk characteristics that cause them to be monitored and assessed for credit risk differently than their unmodified counterparts. Thus, in the third quarter of 2020, the Company elected to measure a reserve on the accrued interest receivable for loans on active payment forbearance or deferral of $0.2 million, with the offset recorded to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of September 30, 2022.

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

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance sheet credit exposures which is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of expected losses (excluding commitments identified as unconditionally cancellable) by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit.

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

The reserve for off-balance sheet credit exposures also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is recorded as a provision for credit losses on off-balance sheet credit exposures in the provision for credit losses.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The Company will elect optional expedients above for applicable contract modifications and hedge accounting for hedging relationships that meet the stated criteria. The Company is in the process of evaluating the impact of this pronouncement on the consolidated financial statements.

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

3. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related ACL on HTM and AFS debt securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
September 30, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,808	$—	$(5,679)	$36,129	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	621,019	—	(66,268)	554,751	—
Total held-to-maturity securities	$662,827	$—	$(71,947)	$590,880	$—

Available-for-sale:
Debt securities:
States and political subdivisions	$176,133	$11	$(36,668)	$139,476	$—
Corporate securities	36,324	—	(6,826)	29,498	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	29,666	15	(2,173)	27,508	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	511,171	—	(78,886)	432,285	—
Residential - Non-government agencies	10,088	—	(1,155)	8,933	—
Commercial - U.S. Government-sponsored entities	55,012	—	(7,550)	47,462	—
Commercial - Non-government agencies	1,542	—	(23)	1,519	—
Total available-for-sale securities	$819,936	$26	$(133,281)	$686,681	$—

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2021
Available-for-sale:
Debt securities:
States and political subdivisions	$235,521	$3,156	$(1,849)	$236,828	$—
Corporate securities	41,687	24	(1,065)	40,646	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	35,833	69	(568)	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,213,910	4,899	(19,993)	1,198,816	—
Residential - Non-government agencies	11,942	335	(64)	12,213	—
Commercial - U.S. Government-sponsored entities	66,287	756	(1,194)	65,849	—
Commercial - Non-government agencies	41,328	685	—	42,013	—
Total available-for-sale securities	$1,646,508	$9,924	$(24,733)	$1,631,699	$—

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

The amortized cost and estimated fair value of our HTM and AFS debt securities at September 30, 2022 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022
(dollars in thousands)	Amortized Cost	Fair Value
Held-to-maturity:
Debt securities:
Due after ten years	$41,808	$36,129
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	621,019	554,751
Total held-to-maturity securities	$662,827	$590,880

Available-for-sale:
Debt securities:
Due in one year or less	$6,016	$5,992
Due after one year through five years	19,268	18,786
Due after five years through ten years	80,816	70,528
Due after ten years	136,023	101,176
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	511,171	432,285
Residential - Non-government agencies	10,088	8,933
Commercial - U.S. Government-sponsored entities	55,012	47,462
Commercial - Non-government agencies	1,542	1,519
Total available-for-sale securities	$819,936	$686,681

During the three months ended June 30, 2022, the Company sold all of its shares of Visa Class B common stock. Details of the transaction will be discussed later in this footnote. The Company did not sell any other investment securities during the nine months ended September 30, 2022 and 2021.

Investment securities with fair value of $445.4 million and $455.8 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds on deposit and other short-term borrowings.

At September 30, 2022 and December 31, 2021, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 256 and 153 debt securities which were in an unrealized loss position, without an ACL, at September 30, 2022 and December 31, 2021, respectively. The following tables summarize AFS debt securities which were in an unrealized loss position at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Debt securities:
States and political subdivisions	$102,107	$(22,280)	$33,382	$(14,388)	$135,489	$(36,668)
Corporate securities	4,257	(762)	25,241	(6,064)	29,498	(6,826)
U.S. Treasury obligations and direct obligations of U.S Government agencies	6,448	(93)	16,037	(2,080)	22,485	(2,173)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	224,937	(30,730)	207,348	(48,156)	432,285	(78,886)
Residential - Non-government agencies	8,198	(906)	735	(249)	8,933	(1,155)
Commercial - U.S. Government-sponsored entities	29,489	(2,137)	17,972	(5,413)	47,461	(7,550)
Commercial - Non-government agencies	1,519	(23)	—	—	1,519	(23)
Total temporarily impaired securities	$376,955	$(56,931)	$300,715	$(76,350)	$677,670	$(133,281)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Debt securities:
States and political subdivisions	$79,360	$(1,252)	$10,864	$(597)	$90,224	$(1,849)
Corporate securities	8,633	(235)	21,960	(830)	30,593	(1,065)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,103	(415)	10,891	(153)	26,994	(568)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	926,570	(15,883)	114,747	(4,110)	1,041,317	(19,993)
Residential - Non-government agencies	—	—	938	(64)	938	(64)
Commercial - U.S. Government-sponsored entities	6,313	(205)	16,281	(989)	22,594	(1,194)
Total temporarily impaired securities	$1,036,979	$(17,990)	$175,681	$(6,743)	$1,212,660	$(24,733)

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

The Company has evaluated its AFS investment securities that are in an unrealized loss position and has determined that the unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because the Company does not intend to sell the AFS securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before recovery of its amortized cost basis, which may be at maturity, the Company has not recorded an ACL on these securities and the unrealized losses on these securities have not been recognized into income.

Visa Class B Common Stock

During the three months ended June 30, 2022, the Company sold its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. As of September 30, 2022, the Company no longer owns any shares of Class B common stock of Visa.

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

4. LOANS AND CREDIT QUALITY

Loans, excluding loans held for sale, net of ACL under ASC 326 as of September 30, 2022 and December 31, 2021 consisted of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$5,440	$94,850
Other	517,773	530,383
Real estate:
Construction	152,238	123,351
Residential mortgage	1,922,503	1,875,200
Home equity	717,478	635,721
Commercial mortgage	1,337,685	1,222,138
Consumer	770,075	624,115
Gross loans	5,423,192	5,105,758
Net deferred fees	(980)	(4,109)
Total loans, net of deferred fees and costs	5,422,212	5,101,649
Allowance for credit losses	(64,382)	(68,097)
Total loans, net of allowance for credit losses	$5,357,830	$5,033,552

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

The Company received forgiveness payments from the SBA and paydowns from borrowers totaling over $846.8 million as of September 30, 2022. A total outstanding balance of $5.4 million and net deferred fees of $0.2 million remain as of September 30, 2022.

The Company did not transfer any loans to the held-for-sale category during the nine months ended September 30, 2022 and 2021.

The Company did not sell any loans originally held for investment during the nine months ended September 30, 2022 and 2021.

The Company has purchased loan portfolios, none of which were credit deteriorated since origination at the time of purchase.

The following table presents loans purchased by class for the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended September 30, 2022
Purchases:
Outstanding balance	$90,461	$—	$90,461
(Discount) premium	(3,976)	—	(3,976)
Purchase price	$86,485	$—	$86,485

Nine Months Ended September 30, 2022
Purchases:
Outstanding balance	$195,227	$64,890	$260,117
(Discount) premium	(11,386)	3,457	(7,929)
Purchase price	$183,841	$68,347	$252,188

Three Months Ended September 30, 2021
Purchases:
Outstanding balance	$70,994	$22,061	$93,055
(Discount) premium	(2,843)	1,351	(1,492)
Purchase price	$68,151	$23,412	$91,563

Nine Months Ended September 30, 2021
Purchases:
Outstanding balance	$139,010	$71,432	$210,442
(Discount) premium	(5,606)	5,080	(526)
Purchase price	$133,404	$76,512	$209,916

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
September 30, 2022
Real estate:
Residential mortgage	$4,801	$—	$—	$4,801	$—
Home equity	584	—	—	584	—
Total	$5,385	$—	$—	$5,385	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2021
Real estate:
Residential mortgage	$8,391	$—	$—	$8,391	$—
Home equity	786	—	—	786	—
Total	$9,177	$—	$—	$9,177	$—

Foreclosure Proceedings

The Company had $1.9 million and $0.7 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2022 and December 31, 2021, respectively.

The Company did not foreclose on any loans during the three and nine months ended September 30, 2022 and 2021.

The Company did not sell any foreclosed properties during the three and nine months ended September 30, 2022 and 2021.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
September 30, 2022
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$5,208	$5,208	$—
Other	1,651	453	669	277	3,050	514,229	517,279	—
Real estate:
Construction	902	—	—	—	902	150,694	151,596	—
Residential mortgage	—	2,773	503	2,771	6,047	1,917,021	1,923,068	2,771
Home equity	286	44	—	584	914	718,485	719,399	584
Commercial mortgage	1,611	—	—	—	1,611	1,334,135	1,335,746	—
Consumer	3,378	912	623	588	5,501	764,415	769,916	—
Total	$7,828	$4,182	$1,795	$4,220	$18,025	$5,404,187	$5,422,212	$3,355

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans With No ACL
December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$91,327	$91,327	$—
Other	970	604	945	183	2,702	527,419	530,121	—
Real estate:
Construction	638	—	—	—	638	122,229	122,867	—
Residential mortgage	5,315	—	—	4,623	9,938	1,866,042	1,875,980	4,623
Home equity	234	—	44	786	1,064	636,185	637,249	786
Commercial mortgage	—	—	—	—	—	1,220,204	1,220,204	—
Consumer	2,444	712	374	289	3,819	620,082	623,901	—
Total	$9,601	$1,316	$1,363	$5,881	$18,161	$5,083,488	$5,101,649	$5,409

In accordance with the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)" issued in April 2020, loans with deferrals granted because of COVID-19 were not considered past due and/or reported as nonaccrual if deemed collectible during the deferral period. This relief ended on January 1, 2022.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2022 consisted of five Hawaii residential mortgage loans with a principal balance of $1.1 million. There were $3.0 million of TDRs still accruing interest at September 30, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consists of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and nine months ended September 30, 2022 and 2021.

The Company did not modify any loans during the three and nine months ended September 30, 2022.

The Company did not modify any loans during the three months ended September 30, 2021. The Company modified one commercial, financial and agricultural loan totaling $0.6 million during the three months ended March 31,2021. The loan was subsequently paid off during the three months ended June 30, 2021.

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2022 and 2021.

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

The following tables present the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of September 30, 2022 and December 31, 2021. Revolving loans converted to term as of and during the three and nine months ended September 30, 2022 and 2021 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost of Revolving Loans	Total
September 30, 2022
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$5,192	$16	$—	$—	$—	$—	$5,208
Subtotal	—	5,192	16	—	—	—	—	5,208
Commercial, financial and agricultural - Other:
Risk Rating
Pass	53,950	105,121	44,884	51,383	39,990	128,665	78,614	502,607
Special Mention	2,396	400	224	1,148	788	1	82	5,039
Substandard	—	768	903	141	347	7,335	139	9,633
Subtotal	56,346	106,289	46,011	52,672	41,125	136,001	78,835	517,279
Construction:
Risk Rating
Pass	15,554	50,450	22,888	3,115	27,385	18,294	7,737	145,423
Special Mention	—	5,271	—	—	902	—	—	6,173
Subtotal	15,554	55,721	22,888	3,115	28,287	18,294	7,737	151,596
Residential mortgage:
Risk Rating
Pass	231,361	647,157	438,811	157,121	60,820	383,569	—	1,918,839
Substandard	—	—	954	—	503	2,772	—	4,229
Subtotal	231,361	647,157	439,765	157,121	61,323	386,341	—	1,923,068
Home equity:
Risk Rating
Pass	34,310	23,101	10,402	7,572	7,268	11,464	624,505	718,622
Special Mention	—	—	—	—	—	—	193	193
Substandard	—	—	—	—	78	506	—	584
Subtotal	34,310	23,101	10,402	7,572	7,346	11,970	624,698	719,399
Commercial mortgage:
Risk Rating
Pass	183,749	222,117	120,444	131,716	141,356	477,624	10,383	1,287,389
Special Mention	—	—	—	14,233	1,007	19,483	—	34,723
Substandard	—	1,158	—	1,711	2,148	8,617	—	13,634
Subtotal	183,749	223,275	120,444	147,660	144,511	505,724	10,383	1,335,746
Consumer:
Risk Rating
Pass	292,469	259,449	66,240	58,102	24,052	14,306	53,960	768,578
Special Mention	—	—	—	126	—	—	—	126
Substandard	9	116	50	200	62	463	—	900
Loss	—	—	—	—	—	312	—	312
Subtotal	292,478	259,565	66,290	58,428	24,114	15,081	53,960	769,916
Total	$813,798	$1,320,300	$705,816	$426,568	$306,706	$1,073,411	$775,613	$5,422,212

	Amortized Cost of Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$84,254	$7,073	$—	$—	$—	$—	$—	$91,327
Subtotal	84,254	7,073	—	—	—	—	—	91,327
Commercial, financial and agricultural - Other:
Risk Rating
Pass	$122,729	$68,021	$56,531	$52,375	$31,817	$93,957	$79,131	$504,561
Special Mention	1,441	1,278	2,443	96	8,671	354	—	14,283
Substandard	—	982	393	682	6,623	1,847	750	11,277
Subtotal	124,170	70,281	59,367	53,153	47,111	96,158	79,881	530,121
Construction:
Risk Rating
Pass	35,236	25,430	3,196	28,333	288	20,090	9,376	121,949
Substandard	—	—	—	918	—	—	—	918
Subtotal	35,236	25,430	3,196	29,251	288	20,090	9,376	122,867
Residential mortgage:
Risk Rating
Pass	670,011	478,891	180,687	75,820	92,394	372,539	42	1,870,384
Special Mention	—	973	—	—	—	—	—	973
Substandard	—	—	—	577	881	3,165	—	4,623
Subtotal	670,011	479,864	180,687	76,397	93,275	375,704	42	1,875,980
Home equity:
Risk Rating
Pass	26,479	13,008	10,329	10,593	480	7,743	567,600	636,232
Special Mention	—	—	—	—	—	—	187	187
Substandard	—	176	—	79	—	575	—	830
Subtotal	26,479	13,184	10,329	10,672	480	8,318	567,787	637,249
Commercial mortgage:
Risk Rating
Pass	229,108	126,169	146,584	126,014	153,041	387,751	9,472	1,178,139
Special Mention	—	—	3,106	3,219	283	9,455	—	16,063
Substandard	—	—	1,760	8,050	1,784	14,408	—	26,002
Subtotal	229,108	126,169	151,450	137,283	155,108	411,614	9,472	1,220,204
Consumer:
Risk Rating
Pass	308,326	96,066	91,194	41,995	20,719	9,446	55,311	623,057
Special Mention	—	—	181	—	10	7	—	198
Substandard	10	35	128	80	19	221	—	493
Loss	—	—	—	—	—	153	—	153
Subtotal	308,336	96,101	91,503	42,075	20,748	9,827	55,311	623,901
Total	$1,477,594	$818,102	$496,532	$348,831	$317,010	$921,711	$721,869	$5,101,649

The following tables present the Company's loans by class and credit quality indicator as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
September 30, 2022
Commercial, financial and agricultural: SBA PPP	$5,440	$—	$—	$—	$5,440	$(232)	$5,208
Commercial, financial and agricultural: Other	503,101	5,039	9,633	—	517,773	(494)	517,279
Real estate:
Construction	146,065	6,173	—	—	152,238	(642)	151,596
Residential mortgage	1,918,274	—	4,229	—	1,922,503	565	1,923,068
Home equity	716,701	193	584	—	717,478	1,921	719,399
Commercial mortgage	1,289,328	34,723	13,634	—	1,337,685	(1,939)	1,335,746
Consumer	768,737	126	900	312	770,075	(159)	769,916
Total	$5,347,646	$46,254	$28,980	$312	$5,423,192	$(980)	$5,422,212

(dollars in thousands)	Pass	Special Mention	Substandard	Loss	Subtotal	Net Deferred Fees and Costs	Total
December 31, 2021
Commercial, financial and agricultural: SBA PPP	$94,850	$—	$—	$—	$94,850	$(3,523)	$91,327
Commercial, financial and agricultural: Other	504,823	14,283	11,277	—	530,383	(262)	530,121
Real estate:
Construction	122,433	—	918	—	123,351	(484)	122,867
Residential mortgage	1,869,604	973	4,623	—	1,875,200	780	1,875,980
Home equity	634,704	187	830	—	635,721	1,528	637,249
Commercial mortgage	1,180,074	16,062	26,002	—	1,222,138	(1,934)	1,220,204
Consumer	623,271	181	510	153	624,115	(214)	623,901
Total	$5,029,759	$31,686	$44,160	$153	$5,105,758	$(4,109)	$5,101,649

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three and nine months ended September 30, 2022 and September 30, 2021:

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended September 30, 2022
Beginning balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211
Provision (credit) for credit losses on loans	(11)	(483)	(452)	(1,150)	(157)	(28)	3,012	731
Subtotal	4	7,242	2,613	11,617	3,888	17,830	22,748	65,942
Charge-offs	—	550	—	—	—	—	1,912	2,462
Recoveries	—	220	14	14	36	—	618	902
Net charge-offs (recoveries)	—	330	(14)	(14)	(36)	—	1,294	1,560
Ending balance	$4	$6,912	$2,627	$11,631	$3,924	$17,830	$21,454	$64,382

Three Months Ended September 30, 2021
Beginning balance	$356	$13,414	$4,693	$16,911	$6,309	$19,534	$16,564	$77,781
Provision (credit) for credit losses on loans	(171)	(494)	(459)	(2,409)	(594)	(405)	1,563	(2,969)
Subtotal	185	12,920	4,234	14,502	5,715	19,129	18,127	74,812
Charge-offs	—	334	—	—	—	—	829	1,163
Recoveries	—	281	—	53	—	—	604	938
Net charge-offs (recoveries)	—	53	—	(53)	—	—	225	225
Ending balance	$185	$12,867	$4,234	$14,555	$5,715	$19,129	$17,902	$74,587

	Commercial, Financial and Agricultural		Real Estate
(dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Nine Months Ended September 30, 2022
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(73)	(2,896)	(1,357)	(994)	(621)	(581)	5,778	(744)
Subtotal	4	7,418	2,551	11,469	3,888	17,830	24,193	67,353
Charge-offs	—	1,291	—	—	—	—	4,518	5,809
Recoveries	—	785	76	162	36	—	1,779	2,838
Net charge-offs (recoveries)	—	506	(76)	(162)	(36)	—	2,739	2,971
Ending balance	$4	$6,912	$2,627	$11,631	$3,924	$17,830	$21,454	$64,382

Nine Months Ended September 30, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
Provision (credit) for credit losses on loans	(119)	(5,152)	(43)	(2,274)	257	(3,107)	3,532	(6,906)
Subtotal	185	13,565	4,234	14,210	5,706	19,056	19,407	76,363
Charge-offs	—	1,344	—	—	—	—	3,450	4,794
Recoveries	—	646	—	345	9	73	1,945	3,018
Net charge-offs (recoveries)	—	698	—	(345)	(9)	(73)	1,505	1,776
Ending balance	$185	$12,867	$4,234	$14,555	$5,715	$19,129	$17,902	$74,587

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three and nine months ended September 30, 2022 and September 30, 2021.

(dollars in thousands)
Three Months Ended September 30, 2022
Beginning balance	$4,073
(Credit) provision for off-balance sheet credit exposures	(369)
Ending balance	$3,704

Three Months Ended September 30, 2021
Beginning balance	$4,744
Provision for off-balance sheet credit exposures	334
Ending balance	$5,078

Nine Months Ended September 30, 2022
Beginning balance	$4,804
(Credit) provision for off-balance sheet credit exposures	(1,100)
Ending balance	$3,704

Nine Months Ended September 30, 2021
Beginning balance	$4,884
Provision for off-balance sheet credit exposures	194
Ending balance	$5,078

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended September 30, 2022, our provision for credit losses was a debit of $0.4 million, which consisted of a debit to the provision for credit losses on loans of $0.7 million, offset by a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

In the nine months ended September 30, 2022, our provision for credit losses was a credit of $1.8 million, which consisted of a credit to the provision for credit losses on loans of $0.7 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $1.1 million.

In the three months ended September 30, 2021, our provision for credit loss was a credit of $2.6 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

In the nine months ended September 30, 2021, our provision for credit loss was a credit of $6.9 million, which consisted of a credit to the provision for credit losses on loans of $6.9 million, a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million, and a credit to the provision for accrued interest receivable of $0.2 million.

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The components of the Company's investments in unconsolidated entities were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Investments in low income housing tax credit partnerships, net of amortization	$31,019	$25,916
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	154	162
Other	4,049	2,054
Total	$36,769	$29,679

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $37.2 million and $30.3 million as of September 30, 2022 and December 31, 2021, respectively. Unfunded commitments related to LIHTC partnerships of $14.2 million and $14.3 million as of September 30, 2022 and December 31, 2021, respectively, are recorded in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., a venture capital investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.7 million in unfunded commitments related to the investment as of September 30, 2022, which is recorded in other liabilities and remained unchanged from $1.7 million as of December 31, 2021. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The expected payments for the unfunded commitments as of September 30, 2022 for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC partnerships	Other partnerships	Total
2022 (remainder)	$137	$150	$287
2023	8,138	1,503	9,641
2024	1,503	—	1,503
2025	4,238	—	4,238
2026	16	—	16
2027	16	—	16
Thereafter	151	—	151
Total unfunded commitments	$14,199	$1,653	$15,852

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and nine months ended September 30, 2022 and September 30, 2021:

(dollars in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Proportional amortization method:
Amortization expense recognized in income tax expense	$606	$706	$1,820	$1,520
Tax credits recognized in income tax expense	709	831	2,127	1,779

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)	Mortgage Servicing Rights
Balance at December 31, 2021	$9,738
Additions	593
Amortization	(1,115)
Balance at September 30, 2022	$9,216

Balance at December 31, 2020	$11,865
Additions	911
Amortization	(2,800)
Balance at September 30, 2021	$9,976

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

Amortization of mortgage servicing rights totaled $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, compared to $0.7 million and $2.8 million for the three and nine months ended September 30, 2021, respectively.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Fair market value, beginning of period	$10,504	$12,003
Fair market value, end of period	12,289	10,352
Weighted average discount rate	9.5%	9.6%
Weighted average prepayment speed assumption	9.9%	18.0%

The gross carrying value and accumulated amortization related to our mortgage servicing rights are presented below:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$72,843	$(63,627)	$9,216	$72,250	$(62,512)	$9,738

Based on the mortgage servicing rights held as of September 30, 2022, estimated amortization expense for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$287
2023	1,528
2024	1,380
2025	1,114
2026	904
2027	724
Thereafter	3,279
Total	$9,216

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

Interest Rate Lock and Forward Sale Commitments

We may enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we may also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets and other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At September 30, 2022, we were a party to forward sale commitments on $1.8 million of mortgage loans. At September 30, 2022, we were not a party to any interest rate lock commitments.

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities. As of September 30, 2022, the Company had swap agreements with its borrowers with a total notional amount of $32.5 million, offset by swap agreements with third party financial institutions with the same total notional amount of $32.5 million. As of September 30, 2022, the Company held $10.7 million in counter-party collateral related to the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of September 30, 2022, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate lock and forward sale commitments	Other assets / other liabilities	$55	$5	$—	$4
Risk participation agreements	Other assets / other liabilities	—	—	—	16
Back-to-back swap agreements	Other assets / other liabilities	4,611	435	4,611	435

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate swap	Other assets / other liabilities	$6,916	$—	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	$55
Loans held for sale	Other income	(66)
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	—

Three Months Ended September 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	284
Loans held for sale	Other income	(9)
Risk participation agreements	Other service charges and fees	2
Back-to-back swap agreements	Other service charges and fees	291

Nine Months Ended September 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	55
Loans held for sale	Other income	(67)
Risk participation agreements	Other service charges and fees	16
Back-to-back swap agreements	Other service charges and fees	—

Nine Months Ended September 30, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	380
Loans held for sale	Other income	(9)
Risk participation agreements	Other service charges and fees	29
Back-to-back swap agreements	Other service charges and fees	291

Derivative Financial Instruments Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2022
Interest rate swap	Interest income	$(169)

Three Months Ended September 30, 2021
Interest rate swap	Interest income	—

Nine Months Ended September 30, 2022
Interest rate swap	Interest income	(326)

Nine Months Ended September 30, 2021
Interest rate swap	Interest income	—

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $2.18 billion line of credit as of September 30, 2022, compared to $1.83 billion at December 31, 2021. At September 30, 2022, $2.03 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021. There were $115.0 million in short-term borrowings under this arrangement bearing interest rates between 3.21% and 3.29% at September 30, 2022, and none at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million as of September 30, 2022, compared to $32.2 million as of December 31, 2021. There were no long-term borrowings under this arrangement at September 30, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at September 30, 2022 were secured by certain real estate loans with a carrying value of $3.20 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At September 30, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.9 million and $55.4 million, respectively. As of September 30, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $127.4 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At September 30, 2022 and December 31, 2021, the Company had the following junior subordinated debentures outstanding, which is recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)	September 30, 2022
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

	December 31, 2021
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of September 30, 2022 and December 31, 2021, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	September 30, 2022
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(Dollars in thousands)	December 31, 2021
Name of Trust	Amount of Subordinated Debentures	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.3 million, net of unamortized debt issuance costs of $0.7 million, at September 30, 2022.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Other operating income:
In-scope of ASC 606
Mortgage banking income	$155	$276	$890	$1,636
Service charges on deposit accounts	2,138	1,637	6,025	4,558
Other service charges and fees	4,377	4,093	12,329	11,196
Income on fiduciary activities	1,165	1,292	3,507	3,792
In-scope other operating income	7,835	7,298	22,751	21,182
Out-of-scope other operating income	1,794	2,955	13,567	10,312
Total other operating income	$9,629	$10,253	$36,318	$31,494

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

The table below presents the activity of restricted stock units for the nine months ended September 30, 2022:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of Restricted Stock Awards and Units That Vested During the Period
Non-vested restricted stock units, beginning of period	485,339	$21.95
Changes during the period:
Granted	95,155	29.38
Vested	(173,762)	21.69	$4,681
Forfeited	(50,681)	26.28
Non-vested restricted stock units, end of period	356,051	23.45

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

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the defined benefit retirement plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement charge of $4.9 million which was recorded in other operating expense. As of September 30, 2022, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following table sets forth the components of net periodic benefit cost for the defined benefit retirement plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest cost	$—	$121	$212	$363
Expected return on plan assets	—	(137)	(207)	(411)
Amortization of net actuarial loss	—	175	224	526
Settlement	—	—	4,884	—
Net periodic benefit cost	$—	$159	$5,113	$478

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of our bank with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed.

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest cost	$75	$65	$225	$197
Amortization of net actuarial loss	20	84	62	251
Amortization of net transition obligation	5	5	13	14
Net periodic benefit cost	$100	$154	$300	$462

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Lease cost:
Operating lease cost	$1,368	$1,555	$4,144	$4,846
Variable lease cost	769	654	2,433	1,844
Less: sublease income	(12)	—	(36)	—
Total lease cost	$2,125	$2,209	$6,541	$6,690

Other information:
Operating cash flows from operating leases	$(1,464)	$(1,602)	$(4,485)	$(4,927)
Weighted-average remaining lease term - operating leases	11.32 years	11.70 years	11.32 years	11.70 years
Weighted-average discount rate - operating leases	3.94%	3.92%	3.94%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2022 (remainder)	$1,411	$358	$1,053
2023	5,100	1,328	3,772
2024	4,438	1,202	3,236
2025	4,152	1,078	3,074
2026	4,089	958	3,131
2027	4,080	835	3,245
Thereafter	23,048	3,618	19,430
Total	$46,318	$9,377	$36,941

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total rental income recognized	$398	$524	$1,727	$1,565

Based on the Company's leases as lessor as of September 30, 2022, estimated lease payments for the remainder of fiscal year 2022, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2022 (remainder)	$248
2023	983
2024	840
2025	668
2026	555
2027	533
Thereafter	2,300
Total	$6,127

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(37,854)	$(10,122)	$(27,732)
Less: Amortization of unrealized losses on investment securities transferred to HTM	2,319	620	1,699
Net change in fair value of investment securities	(35,535)	(9,502)	(26,033)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	4,360	1,166	3,194
Net change in fair value of derivatives	4,360	1,166	3,194

SERPs:
Amortization of net actuarial loss	20	5	15
Amortization of net transition obligation	5	2	3
SERPs	25	7	18

Other comprehensive loss	$(31,150)	$(8,329)	$(22,821)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2021
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(9,254)	$(2,475)	$(6,779)
Less: Reclassification adjustments from AOCI realized in net income	(100)	(27)	(73)
Net change in fair value of investment securities	(9,354)	(2,502)	(6,852)

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	259	70	189
Amortization of net transition obligation	5	1	4
Defined benefit retirement plan and SERPs	264	71	193

Other comprehensive loss	$(9,090)	$(2,431)	$(6,659)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(207,930)	$(55,598)	$(152,332)
Less: Amortization of unrealized losses on investment securities transferred to HTM	4,295	1,148	3,147
Net change in fair value of investment securities	(203,635)	(54,450)	(149,185)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	7,240	1,936	5,304
Net change in fair value of derivatives	7,240	1,936	5,304

Defined benefit retirement plan and SERPs:
Net actuarial losses arising during the period	(952)	(255)	(697)
Amortization of net actuarial loss	284	76	208
Amortization of net transition obligation	14	4	10
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	4,230	1,642	2,588

Other comprehensive loss	$(192,165)	$(50,872)	$(141,293)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2021
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(30,466)	$(8,150)	$(22,316)
Less: Reclassification adjustments from AOCI realized in net income	(150)	(40)	(110)
Net change in fair value of investment securities	(30,616)	(8,190)	(22,426)

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	777	222	555
Amortization of net transition obligation	14	4	10
Defined benefit retirement plan and SERPs	791	226	565

Other comprehensive loss	$(29,825)	$(7,964)	$(21,861)

The following tables present the changes in each component of AOCI, net of tax, for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	Investment Securities	Derivatives	SERPs [1]	AOCI
Three Months Ended September 30, 2022
Balance at beginning of period	$(126,818)	$2,110	$(1,724)	$(126,432)

Other comprehensive (loss) income before reclassifications	(27,732)	3,194	—	(24,538)
Reclassification adjustments from AOCI	1,699	—	18	1,717
Total other comprehensive (loss) income	(26,033)	3,194	18	(22,821)

Balance at end of period	$(152,851)	$5,304	$(1,706)	$(149,253)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Three Months Ended September 30, 2021
Balance at beginning of period	$11,077	$—	$(6,151)	$4,926

Other comprehensive loss before reclassifications	(6,779)	—	—	(6,779)
Reclassification adjustments from AOCI	(73)	—	193	120
Total other comprehensive (loss) income	(6,852)	—	193	(6,659)

Balance at end of period	$4,225	$—	$(5,958)	$(1,733)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Nine Months Ended September 30, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive (loss) income before reclassifications	(152,332)	5,304	(697)	(147,725)
Reclassification adjustments from AOCI	3,147	—	3,285	6,432
Total other comprehensive (loss) income	(149,185)	5,304	2,588	(141,293)

Balance at end of period	$(152,851)	$5,304	$(1,706)	$(149,253)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Nine Months Ended September 30, 2021
Balance at beginning of period	$26,651	$—	$(6,523)	$20,128

Other comprehensive loss before reclassifications	(22,316)		—	(22,316)
Reclassification adjustments from AOCI	(110)		565	455
Total other comprehensive (loss) income	(22,426)	—	565	(21,861)

Balance at end of period	$4,225	$—	$(5,958)	$(1,733)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column as of September 30, 2022 relates entirely to the SERPs.

The following table presents the amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2022 and 2021:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Three months ended September 30,
(dollars in thousands)	2022	2021
Sale of available-for-sale investment securities:
Realized gain on sales of available-for-sale investment securities	$—	$100	Net gain on sales of investment securities
Tax effect	—	(27)	Income tax benefit (expense)
Net of tax	$—	$73

Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(2,319)	$—
Tax effect	620	—
Net of tax	$(1,699)	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(20)	$(259)	Other operating expense - other
Amortization of net transition obligation	(5)	(5)	Other operating expense - other
Total before tax	(25)	(264)
Tax effect	7	71	Income tax benefit (expense)
Net of tax	$(18)	$(193)

Total reclassification adjustments from AOCI for the period, net of tax	$(1,717)	$(120)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	Nine months ended September 30,
(dollars in thousands)	2022	2021
Sale of available-for-sale investment securities:
Realized gain on sales of available-for-sale investment securities	$—	$150	Net gain on sales of investment securities
Tax effect	—	(40)	Income tax benefit (expense)
Net of tax	$—	$110

Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(4,295)	$—
Tax effect	1,148	—
Net of tax	$(3,147)	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$(284)	$(777)	Other operating expense - other
Amortization of net transition obligation	(14)	(14)	Other operating expense - other
Settlement	(4,884)	—	Other operating expense - other
Total before tax	(5,182)	(791)
Tax effect	1,897	226	Income tax benefit (expense)
Net of tax	$(3,285)	$(565)

Total reclassification adjustments from AOCI for the period, net of tax	$(6,432)	$(455)

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$16,715	$20,815	$53,747	$57,567

Weighted average common shares outstanding - basic	27,356,614	27,967,089	27,487,237	28,082,632
Dilutive effect of employee stock options and awards	144,598	208,864	178,960	233,942
Weighted average common shares outstanding - diluted	27,501,212	28,175,953	27,666,197	28,316,574

Basic earnings per common share	$0.61	$0.74	$1.96	$2.05
Diluted earnings per common share	$0.61	$0.74	$1.94	$2.03

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of September 30, 2022, the weighted average discount rate used in the valuation of loans was 8.00%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. As of September 30, 2022, the weighted average discount rate used in the valuation of time deposits was 4.09%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of September 30, 2022, the weighted average discount rate used in the valuation of long-term debt was 7.09%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Financial assets:
Cash and due from banks	$116,365	$116,365	$116,365	$—	$—
Interest-bearing deposits in other banks	22,332	22,332	22,332	—	—
Investment securities	1,349,508	1,277,561	—	1,270,144	7,417
Loans held for sale	1,701	1,701	—	1,701	—
Loans, net of ACL	5,357,830	4,681,743	—	—	4,681,743
Accrued interest receivable	18,134	18,134	18,134	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,138,083	2,138,083	2,138,083	—	—
Interest-bearing demand and savings and money market	3,636,293	3,636,293	3,636,293	—	—
Time	782,058	767,954	—	—	767,954
FHLB advances and other short-term borrowings	115,000	115,000	—	115,000	—
Long-term debt	105,799	94,793	—	—	94,793
Accrued interest payable (included in other liabilities)	2,341	2,341	2,341	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Derivatives:
Forward sale commitments	$1,774	$55	$55	$—	$55	$—
Risk participation agreements	37,033	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,533	4,611	4,611	—	—	4,611
Liabilities	32,533	(4,611)	(4,611)	—	—	(4,611)
Interest rate swap agreements	115,545	6,916	6,916	—	—	6,916

Off-balance sheet financial instruments:
Commitments to extend credit	1,376,064	—	1,326	—	1,326	—
Standby letters of credit and financial guarantees written	5,347	—	80	—	80	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and due from banks	$81,506	$81,506	$81,506	$—	$—
Interest-bearing deposits in other banks	247,401	247,401	247,401	—	—
Investment securities	1,631,699	1,631,699	—	1,623,080	8,619
Loans held for sale	3,531	3,531	—	3,531	—
Loans, net of ACL	5,033,552	4,741,379	—	—	4,741,379
Accrued interest receivable	16,709	16,709	16,709	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,291,246	2,291,246	2,291,246	—	—
Interest-bearing demand and savings and money market	3,641,180	3,641,180	3,641,180	—	—
Time	706,732	704,645	—	—	704,645
Long-term debt	105,616	94,588	—	—	94,588
Accrued interest payable (included in other liabilities)	1,122	1,122	1,122	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Derivatives:
Forward sale commitments	$3,525	$1	$1	$—	$1	$—
Risk participation agreements	37,531	(16)	(16)	—	—	(16)
Back-to-back swap agreements:
Assets	33,112	435	435	—	—	435
Liabilities	33,112	(435)	(435)	—	—	(435)

Off-balance sheet financial instruments:
Commitments to extend credit	1,266,596	—	1,347	—	1,347	—
Standby letters of credit and financial guarantees written	6,634	—	100	—	100	—

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

As discussed in Note 8 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap which was measured at fair value using Level 3 inputs. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Available-for-sale securities:
Debt securities:
States and political subdivisions	$139,476	$—	$132,794	$6,682
Corporate securities	29,498	—	29,498	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	27,508	—	27,508	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	432,285	—	432,285	—
Residential - Non-government agencies	8,933	—	8,198	735
Commercial - U.S. Government-sponsored entities	47,462	—	47,462	—
Commercial - Non-government agencies	1,519	—	1,519	—
Total available-for-sale investment securities	686,681	—	679,264	7,417

Derivatives:
Forward sale commitments	55	—	55	—
Interest rate swap agreements	6,916	—	—	6,916
Total derivatives	6,971	—	55	6,916
Total	$693,652	$—	$679,319	$14,333

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities:
Debt securities:
States and political subdivisions	$236,828	$—	$229,147	$7,681
Corporate securities	40,646	—	40,646	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	35,334	—	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	1,198,816	—	1,198,816	—
Residential - Non-government agencies	12,213	—	11,275	938
Commercial - U.S. Government-sponsored entities	65,849	—	65,849	—
Commercial - Non-government agencies	42,013	—	42,013	—
Total available-for-sale investment securities	1,631,699	—	1,623,080	8,619

Derivatives:
Interest rate lock commitments	1	—	1	—
Forward sale commitments	(16)	—	—	(16)
Total derivatives	(15)	—	1	(16)
Total	$1,631,684	$—	$1,623,081	$8,603

For the nine months ended September 30, 2022 and 2021, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2021	$7,681	$938	$8,619
Principal payments received	(157)	(17)	(174)
Unrealized net loss included in other comprehensive income	(842)	(186)	(1,028)
Balance at September 30, 2022	$6,682	$735	$7,417

Balance at December 31, 2020	$11,337	$989	$12,326
Principal payments received	(2,787)	(16)	(2,803)
Unrealized net loss included in other comprehensive income	(714)	(45)	(759)
Balance at September 30, 2021	$7,836	$928	$8,764

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $6.7 million and $7.7 million at September 30, 2022 and December 31, 2021, respectively.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively.

The Company estimates the aggregate fair value of $7.4 million and $8.6 million as of September 30, 2022 and December 31, 2021, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted average discount rate. As of September 30, 2022, the weighted average discount rate utilized was 6.19%, compared to 3.46% at December 31, 2021, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted average discount rate could result in a significantly lower (higher) fair value measurement.

There were no assets measured on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

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

Central Pacific Bank is a full-service community bank with 27 branches and 65 ATMs located throughout the state of Hawaii as of September 30, 2022.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At September 30, 2022 and December 31, 2021, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2021 Form 10-K.

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

Financial Summary

Net income for the three months ended September 30, 2022 was $16.7 million, or $0.61 per diluted share, compared to net income of $20.8 million, or $0.74 per diluted share for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was $53.7 million, or $1.94 per diluted share, compared to net income of $57.6 million, or $2.03 per diluted share for the nine months ended September 30, 2021.

Net income for the three and nine months ended September 30, 2022 included PPP net interest income and net loan fees of $0.7 million and $3.5 million, respectively, compared to $8.6 million and $21.7 million for the three and nine months ended September 30, 2021, respectively. Net income for the nine months ended September 30, 2022, also included an $8.5 million gain on the sale of the Company's Class B common stock of Visa, Inc., partially offset by a $4.9 million non-cash settlement charge related to the termination and settlement of the Company's defined benefit retirement plan.

During the three months ended September 30, 2022, the Company recorded a debit to the provision for credit losses of $0.4 million, compared to a credit to the provision of $2.6 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded a credit to the provision for credit losses of $1.8 million, compared to a credit to the provision of $6.9 million during the nine months ended September 30, 2021.

Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision income for the three months ended September 30, 2022 was $23.0 million, compared to $25.0 million for the three months ended September 30, 2021. The Company's pre-tax, pre-provision income for the nine months ended September 30, 2022 was $70.0 million, compared to $68.8 million for the nine months ended September 30, 2021.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Return on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average assets	0.91%	1.15%	0.98%	1.10%
Return on average shareholders’ equity	14.49	14.82	14.62	13.82
Basic earnings per common share	$0.61	$0.74	$1.96	$2.05
Diluted earnings per common share	0.61	0.74	1.94	2.03

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

The following table presents the Company's pre-tax pre-provision income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$16,715	$20,815	$53,747	$57,567
Add:
Provision (credit) for credit losses	362	(2,635)	(1,844)	(6,899)
Income tax expense	5,919	6,814	18,141	18,153
Pre-tax pre-provision income	$22,996	$24,994	$70,044	$68,821

The following table presents the Company's net interest income and net interest margin, excluding net interest income and net loan fees from SBA Paycheck Protection Program loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net interest income - PPP	$667	$8,552	$3,498	$21,667
Net interest income - all others	54,698	47,534	155,780	136,284
Net interest income - total	$55,365	$56,086	$159,278	$157,951

Net interest margin - Reported	3.17%	3.31%	3.06%	3.22%
Less: Impact of PPP on net interest margin	(0.04)	(0.35)	(0.05)	(0.23)
Net interest margin, excluding PPP	3.13%	2.96%	3.01%	2.99%

COVID-19 Pandemic

The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of the novel coronavirus disease ("COVID-19"). The Company continues to actively monitor COVID-19 case counts and trends for the safety and protection of our employees and customers. The Company has implemented a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. Over 95% of the Company's employees are fully vaccinated as of September 30, 2022.

The COVID-19 pandemic has caused significant disruption in the local, national and global economies and financial markets. The COVID-19 pandemic led the U.S. government to take unprecedented actions to support individuals, businesses and the broader national economy. In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") took a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates.

The Company was actively involved in several of the major government and regulatory programs during the pandemic. Through guidance from regulatory agencies, the Company prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial, financial and agricultural loan customers on a case-by-case basis depending on need. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic peaked at $605 million in May 2020. As of September 30, 2022, there were no loans remaining that are on active payment forbearance or deferral.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks were provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. This relief ended on January 1, 2022. As of September 30, 2022, there were no loans with modifications that did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

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

The Company developed a PPP forgiveness portal and, with assistance from a third party vendor, has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments from the SBA and repayments from borrowers totaling over $846.8 million as of September 30, 2022. A total outstanding balance of $5.4 million and net deferred fees of $0.2 million remain as of September 30, 2022.

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

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020. Hawaii's visitor industry continued to be impacted by the COVID-19 pandemic in 2021, however the state has made significant progress towards economic recovery as visitor arrivals have rebounded to approximately 90% of pre-pandemic levels in 2019.

On March 26, 2022, the state of Hawaii's mask mandate, Safe Travels Program, and Emergency Proclamation on COVID-19 ended, effectively ending all government-imposed restrictions related to COVID-19.

Prior to the pandemic, Hawaii experienced record-level visitor arrivals and expenditures in 2019 and in the first two months of 2020. According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 6.9 million visitors arrived to the Hawaiian Islands in the eight months ended August 31, 2022, mainly from the U.S. West and U.S. East as international travelers to Hawaii have not yet returned in a meaningful way. This was a 40% increase from the 5.0 million visitors from the same period last year, but down 10% from 7.7 million visitors in the eight months ended August 31, 2019.

Total spending for visitors arriving in the eight months ended August 31, 2022 was $12.87 billion, up 59.9% from $8.05 billion in the same period last year, and up by 6.8% from $12.06 billion in the eight months ended August 31, 2019.

According to recent data provided by the Department of Agriculture and the Department of Transportation, the Department of Business, Economic Development and Tourism ("DBEDT") reported as of October 9, 2022, average daily visitors to Hawaii in September 2022 was over 800,000, up 34.2% from September 2021 but down 4.5% from September 2019.

According to a September 2022 report by The Economic Research Organization at the University of Hawaii ("UHERO"), total visitor arrivals are expected to increase to approximately 9.2 million in 2022 and visitor spending is expected to increase to approximately $18.47 billion in 2022.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 3.5% in the month of September 2022. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 4.2% in 2022.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. 2021 was a record year for the Oahu real estate market. According to the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums were up 17.9% and 53.1%, respectively, from 2020. The Oahu single-family home annual median price rose 19.3% in 2021, ending the year at $990,000. The Oahu condominium annual median price rose 9.2% in 2021, ending the year at $475,000.

According to the latest data available from the Honolulu Board of Realtors, during the nine months ended September 30, 2022, the median sales price of single-family homes and condominiums were $1,110,500 and $510,000, respectively, which increased by 13.9% and 10.5%, respectively from the same year-ago period. Sales of Oahu single-family homes were down 15.8% during the nine months ended September 30, 2022, while sales of condominiums were down 3.3% during the nine months ended September 30, 2022, compared to the same year-ago period as home sale activity has begun to moderate from the record levels in 2021.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched with a VIP waitlist campaign and a large social media influencer campaign. As of September 30, 2022, the Company has approximately 3,600 personal checking Shaka accounts. The Company is also in the process of developing additional complementary Shaka product and service offerings.

Beginning in the first quarter of 2022, the Company continued its BaaS initiatives with an equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. Swell plans to launch a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. In addition, the Company is also collaborating with Swell and Elevate Credit, Inc. (NYSE:ELVT), a provider of digital lending solutions. Swell recently launched its alpha pilot, where members off its waitlist are invited to sign up for Swell Cash and Credit. Swell did not have a material impact to the Company's financial statements during the nine months ended September 30, 2022.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021. A comparison of net interest income on a taxable-equivalent basis for the three and nine months ended September 30, 2022 and 2021 is set forth below.

(dollars in thousands)	Three Months Ended September 30,
	2022			2021			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$19,802	2.14%	$107	$273,039	0.15%	$105	$(253,237)	1.99%	$2
Investment securities, excluding ACL:
Taxable (1)	1,445,781	1.92	6,934	1,351,272	1.84	6,228	94,509	0.08	706
Tax-exempt (1)	158,052	2.57	1,018	106,333	2.24	595	51,719	0.33	423
Total investment securities	1,603,833	1.98	7,952	1,457,605	1.87	6,823	146,228	0.11	1,129
Loans, including loans held for sale (2)	5,355,088	3.84	51,686	5,022,909	4.05	51,104	332,179	(0.21)	582
Federal Home Loan Bank stock	13,050	4.23	138	8,090	3.09	62	4,960	1.14	76
Total interest earning assets	6,991,773	3.41	59,883	6,761,643	3.42	58,094	230,130	(0.01)	1,789
Noninterest-earning assets	328,978			448,567			(119,589)
Total assets	$7,320,751			$7,210,210			$110,541

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,450,434	0.06%	$217	$1,356,967	0.03%	$101	$93,467	0.03%	$116
Savings and money market deposits	2,208,037	0.19	1,054	2,168,055	0.06	332	39,982	0.13	722
Time deposits up to $250,000	228,707	0.42	245	228,762	0.31	181	(55)	0.11	64
Time deposits over $250,000	443,178	0.76	847	467,289	0.21	247	(24,111)	0.55	600
Total interest-bearing deposits	4,330,356	0.22	2,363	4,221,073	0.08	861	109,283	0.14	1,502
Federal Home Loan Bank advances and other short-term borrowings	102,777	2.55	660	—	—	—	102,777	2.55	660
Long-term debt	105,760	4.80	1,281	105,516	3.84	1,022	244	0.96	259
Total interest-bearing liabilities	4,538,893	0.38	4,304	4,326,589	0.17	1,883	212,304	0.21	2,421
Noninterest-bearing deposits	2,204,965			2,203,695			1,270
Other liabilities	115,565			118,272			(2,707)
Total liabilities	6,859,423			6,648,556			210,867
Shareholders’ equity	461,328			561,606			(100,278)
Non-controlling interest	—			48			(48)
Total equity	461,328			561,654			(100,326)
Total liabilities and equity	$7,320,751			$7,210,210			$110,541

Net interest income			$55,579			$56,211			$(632)

Interest rate spread		3.03%			3.25%			(0.22)%

Net interest margin		3.17%			3.31%			(0.14)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $55.6 million for the third quarter of 2022, representing a decrease of $0.6 million, or 1.1% from $56.2 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower recognition of net interest income and loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP"), combined with higher deposit and borrowing costs, partially offset by higher interest income attributable to higher average investment securities and loan balances.

Net interest income for the third quarter of 2022 included $0.7 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $8.6 million in the year-ago quarter. During the third quarter of 2022, the Company received $15.6 million in PPP loan forgiveness and repayments, compared to $223.9 million in the year-ago quarter. During the third quarters of 2022 and 2021, the Company had average PPP loan balances of $12.4 million and $330.4 million, respectively, which earned annualized yields of approximately 21.33% and 10.27%, respectively. As of September 30, 2022, the Company has net deferred PPP fees of $0.2 million remaining.

Interest Income

Taxable-equivalent interest income was $59.9 million for the third quarter of 2022, representing an increase of $1.8 million, or 3.1%, from $58.1 million in the year-ago quarter. The increase was primarily attributable to higher average investment securities balances of $146.2 million during the third quarter of 2022, compared to the year-ago quarter, which increased interest income by approximately $0.7 million, and higher average core loan balances, excluding PPP, of $650.2 million, which increased interest income by approximately $5.9 million. In addition, the average yield earned on investment securities increased by 11 bp, which increased interest income by approximately $0.4 million, and the average yield earned on core loans, excluding PPP, increased 19 bp, which increased interest income by approximately $2.6 million. These increases were partially offset by the aforementioned decline in PPP net interest income and loan fees of $7.9 million from the year-ago quarter.

Interest Expense

Interest expense was $4.3 million for the third quarter of 2022, representing an increase of $2.4 million, or 128.6%, from $1.9 million in the year-ago quarter. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 0.22% increased by 14 bp from the year-ago quarter, which increased interest expense by approximately $1.5 million. Average FHLB advances and other short-term borrowings totaled $102.8 million for the third quarter of 2022, compared to none in the year-ago quarter, which increased interest expense by approximately $0.7 million. Average rates paid on long-term debt of 4.80% increased by 96 bp from the year-ago quarter, which increased interest expense by approximately $0.3 million.

Net Interest Margin

Our net interest margin of 3.17% for the third quarter of 2022 decreased by 14 bp from 3.31% in the year-ago quarter. As previously discussed, the decrease in net interest margin for the third quarter of 2022 compared to the year-ago quarter was primarily attributable to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with higher rates paid on interest-bearing deposits and borrowings. Excluding the PPP net interest income and net loan fees of $0.7 million and $8.6 million in the third quarter of 2022 and year-ago quarter, respectively, our net interest margin was 3.13% and 2.96% in the third quarter of 2022 and year-ago quarter, respectively.

During the first quarter of 2022, the Federal Reserve increased the Federal Funds target range by 25 bp for the first time since 2018 to 0.25-0.50%. Due to inflation concerns, during the second quarter of 2022, the Federal Reserve increased the Federal Funds target range by 50 bp (the largest rate hike since 2000) in May and another 75 bp (the largest rate hike since 1994) in June to end the quarter at a target range of 1.50-1.75%. In July and September 2022, the Federal Reserve hiked rates for the fourth and fifth time this year by an additional 75 bp each. The latest increase brings the target range to 3.00-3.25%, which is the highest it has been since early 2008. Federal Reserve officials have indicated that additional interest rate increases are likely in 2022 to fight inflation. The Company anticipates its average loan yield will continue to increase in the rising interest rate environment. Deposit and borrowing costs will also increase. The extent will depend on the competitive market environment and the Company's ability to retain and grow lower cost deposits. Such factors will influence the future direction of the net interest margin.

(dollars in thousands)	Nine Months Ended September 30,
	2022			2021			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$94,076	0.53%	$370	$180,646	0.13%	$176	$(86,570)	0.40%	$194
Investment securities, excluding ACL:
Taxable investment securities (1)	1,473,989	1.90	20,958	1,202,564	1.75	15,817	271,425	0.15	5,141
Tax-exempt investment securities (1)	160,144	2.56	3,073	97,613	2.30	1,684	62,531	0.26	1,389
Total investment securities	1,634,133	1.96	24,031	1,300,177	1.79	17,501	333,956	0.17	6,530
Loans, including loans held for sale (2)	5,231,098	3.67	143,598	5,070,993	3.85	146,202	160,105	(0.18)	(2,604)
Federal Home Loan Bank stock	10,019	3.53	265	7,924	3.11	184	2,095	0.42	81
Total interest earning assets	6,969,326	3.22	168,264	6,559,740	3.34	164,063	409,586	(0.12)	4,201
Noninterest-earning assets	354,270			438,294			(84,024)
Total assets	$7,323,596			$6,998,034			$325,562

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,437,034	0.04%	$473	$1,271,825	0.03%	$280	$165,209	0.01%	$193
Savings and money market deposits	2,208,449	0.10	1,700	2,057,194	0.06	888	151,255	0.04	812
Time deposits up to $250,000	223,343	0.33	548	232,474	0.36	619	(9,131)	(0.03)	(71)
Time deposits over $250,000	461,180	0.44	1,503	579,984	0.21	895	(118,804)	0.23	608
Total interest-bearing deposits	4,330,006	0.13	4,224	4,141,477	0.09	2,682	188,529	0.04	1,542
Federal Home Loan Bank advances and other short-term borrowings	34,756	2.55	662	810	0.30	2	33,946	2.25	660
Long-term debt	105,699	4.37	3,455	105,458	3.90	3,074	241	0.47	381
Total interest-bearing liabilities	4,470,461	0.25	8,341	4,247,745	0.18	5,758	222,716	0.07	2,583
Noninterest-bearing deposits	2,250,496			2,077,895			172,601
Other liabilities	112,478			117,113			(4,635)
Total liabilities	6,833,435			6,442,753			390,682
Shareholders’ equity	490,140			555,264			(65,124)
Non-controlling interest	21			17			4
Total equity	490,161			555,281			(65,120)
Total liabilities and equity	$7,323,596			$6,998,034			$325,562

Net interest income			$159,923			$158,305			$1,618

Interest rate spread		2.97%			3.16%			(0.19)%

Net interest margin		3.06%			3.22%			(0.16)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $159.9 million for the nine months ended September 30, 2022, representing an increase of 1.0% from $158.3 million in the nine months ended September 30, 2021. The increase from the year-ago period was primarily due to higher average investment securities and loan balances, combined with higher average yields on investment securities, partially offset by lower recognition of net interest income and loan fees related to loans originated and forgiven under the SBA Paycheck Protection Program ("PPP"), combined with higher deposit and borrowing costs.

Net interest income for the nine months ended September 30, 2022 included $3.5 million in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $21.7 million in the year-ago period. During the nine months ended September 30, 2022, the Company received

$89.4 million in PPP loan forgiveness and repayments, compared to $520.3 million in the year-ago period. During the nine months ended September 30, 2022 and 2021, the Company had average PPP loan balances of $37.8 million and $469.3 million, respectively, which earned annualized yields of approximately 12.37% and 6.17%, respectively. As of September 30, 2022, the Company has net deferred fees on PPP loans of $0.2 million remaining.

Interest Income

Taxable-equivalent interest income was $168.3 million for the nine months ended September 30, 2022, representing an increase of $4.2 million, or 2.6%, from $164.1 million in the year-ago period. The increase was primarily attributable to higher average investment securities balances of $334.0 million during the nine months ended September 30, 2022, compared to the year-ago period, which increased interest income by approximately $4.6 million, and higher average core loan balances, excluding PPP of $591.6 million, which increased interest income by approximately $15.4 million. In addition, the average yield earned on investment securities increased by 17 bp, which increased interest income by approximately $1.9 million. These increases were partially offset by the aforementioned decline in PPP net interest income and loan fees of $18.2 million from the year-ago period.

Interest Expense

Interest expense was $8.3 million for the nine months ended September 30, 2022, which increased by $2.6 million, or 44.9%, from $5.8 million in the year-ago period. Due to the rising interest rate environment, average rates paid on total interest-bearing liabilities of 0.25% increased by 7 bp from 0.18% in the year-ago period, which increased interest expense by approximately $2.6 million.

Net Interest Margin

Our net interest margin of 3.06% for the nine months ended September 30, 2022 decreased by 16 bp from 3.22% in the year-ago period. As previously discussed, the decrease in net interest margin for the nine months ended September 30, 2022 compared to the year-ago period was primarily attributable to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with higher rates paid on interest-bearing deposits and borrowings. Excluding the PPP net interest income and net loan fees of $3.5 million and $21.7 million in the nine months ended September 30, 2022 and year-ago period, respectively, our net interest margin was 3.01% and 2.99% in the nine months ended September 30, 2022 and year-ago period, respectively.

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

	Three Months Ended September 30, 2022 Compared To September 30, 2021			Nine Months Ended September 30, 2022 Compared To September 30, 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$(96)	$98	$2	$(85)	$279	$194
Investment securities, excluding ACL:
Taxable investment securities (1)	424	282	706	3,508	1,633	5,141
Tax-exempt investment securities (1)	292	131	423	1,077	312	1,389
Total investment securities	716	413	1,129	4,585	1,945	6,530
Loans, including loans held for sale (2)	3,379	(2,797)	582	4,558	(7,162)	(2,604)
Federal Home Loan Bank stock	39	37	76	49	32	81
Total interest earning assets	4,038	(2,249)	1,789	9,107	(4,906)	4,201

Interest-bearing liabilities:
Interest-bearing demand deposits	7	109	116	49	144	193
Savings and money market deposits	6	716	722	76	736	812
Time deposits up to $250,000	—	64	64	(24)	(47)	(71)
Time deposits over $250,000	(13)	613	600	(187)	795	608
Total interest-bearing deposits	—	1,502	1,502	(86)	1,628	1,542
Federal Home Loan Bank advances and other short-term borrowings	—	660	660	76	584	660
Long-term debt	2	257	259	7	374	381
Total interest-bearing liabilities	2	2,419	2,421	(3)	2,586	2,583

Net interest income	$4,036	$(4,668)	$(632)	$9,110	$(7,492)	$1,618

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

During the third quarter of 2022, our provision for credit losses was a debit of $0.4 million, which consisted of a debit to the provision for credit losses on loans of $0.7 million, partially offset by a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

During the nine months ended September 30, 2022, our provision for credit losses was a credit of $1.8 million, which consisted of a credit to the provision for credit losses on loans of $0.7 million, and a credit to the provision for credit losses on off-balance sheet credit exposures of $1.1 million.

During the third quarter of 2021, our provision for credit losses was a credit of $2.6 million, which consisted of a credit to the provision for credit losses on loans of $3.0 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

During the nine months ended September 30, 2021, our provision for credit losses was a credit of $6.9 million, which consisted of a credit to the provision for credit losses on loans of $6.9 million and a credit to the provision for credit losses on accrued interest receivable of $0.2 million, offset by a debit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

Our net charge-offs were $1.6 million during the third quarter of 2022, compared to net charge-offs of $0.2 million in the year-ago quarter. Our net charge-offs were $3.0 million during the nine months ended September 30, 2022, compared to net charge-offs of $1.8 million in the year-ago period.

We did not record a provision for credit losses on investment securities during the three and nine months ended September 30, 2022 and 2021.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Other operating income:
Mortgage banking income	$831	$1,327	$(496)	-37.4%
Service charges on deposit accounts	2,138	1,637	501	30.6
Other service charges and fees	4,955	4,942	13	0.3
Income from fiduciary activities	1,165	1,292	(127)	-9.8
Net gain on sales of investment securities	—	100	(100)	-100.0
Income from bank-owned life insurance	167	540	(373)	-69.1
Other:
Equity in earnings of unconsolidated entities	57	112	(55)	-49.1
Income recovered on nonaccrual loans previously charged-off	20	39	(19)	-48.7
Other recoveries	19	20	(1)	-5.0
Unrealized losses on loans-held-for-sale	(66)	—	(66)	N.M.
Commissions on sale of checks	79	78	1	1.3
Other	264	166	98	59.0
Total other operating income	$9,629	$10,253	$(624)	-6.1

Not meaningful ("N.M.")

For the third quarter of 2022, total other operating income was $9.6 million, which decreased by $0.6 million, or 6.1%, from $10.3 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to lower mortgage banking income of $0.5 million and lower income from bank-owned life insurance ("BOLI") of $0.4 million, partially offset by higher service charges on deposit accounts of $0.5 million.

	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Other operating income:
Mortgage banking income	$3,143	$5,830	$(2,687)	-46.1%
Service charges on deposit accounts	6,025	4,558	1,467	32.2
Other service charges and fees	14,053	13,351	702	5.3
Income from fiduciary activities	3,507	3,792	(285)	-7.5
Net gain on sales of investment securities	8,506	150	8,356	5,570.7
Income from bank-owned life insurance	(322)	2,547	(2,869)	-112.6
Other:
Equity in earnings of unconsolidated entities	173	298	(125)	-41.9
Income recovered on nonaccrual loans previously charged-off	165	111	54	48.6
Other recoveries	76	64	12	18.8
Unrealized losses on loans-held-for-sale	(67)	—	(67)	N.M.
Commissions on sale of checks	232	235	(3)	-1.3
Other	827	558	269	48.2
Total other operating income	$36,318	$31,494	$4,824	15.3

Not meaningful ("N.M.")

For the nine months ended September 30, 2022, total other operating income was $36.3 million, which increased by $4.8 million, or 15.3%, from $31.5 million in the year-ago period. The increase from the year-ago period was primarily due to higher net gain on sales of investment securities of $8.4 million, primarily attributable to the sale of Visa, Inc. ("Visa") Class B common stock in the second quarter of 2022. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. In addition, the Company recorded higher service charges on deposits accounts of $1.5 million during the nine months ended September 30, 2022. These increases were partially offset by lower income from BOLI of $2.9 million and lower mortgage banking income of $2.7 million.

The lower income from BOLI during the three and nine months ended September 30, 2022 was primarily attributable to significant market volatility. The Company has certain company-owned life insurance policies used to hedge its deferred compensation plans, therefore, the Company has also recognized offsetting negative deferred compensation expense in other operating expenses.The lower mortgage banking income during the three and nine months ended September 30, 2022 was primarily attributable to lower origination activity due to the rising interest rate environment.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$22,778	$23,566	$(788)	-3.3%
Net occupancy	4,743	4,185	558	13.3
Equipment	1,085	1,089	(4)	-0.4
Communication	712	824	(112)	-13.6
Legal and professional services	2,573	2,575	(2)	-0.1
Computer software	4,138	2,998	1,140	38.0
Advertising	1,150	1,329	(179)	-13.5
Other:
Pension plan and SERP expense	100	313	(213)	-68.1
Foreclosed asset expense	—	—	—	N.M.
Charitable contributions	185	35	150	428.6
FDIC insurance assessment	518	555	(37)	-6.7
Miscellaneous loan expenses	338	471	(133)	-28.2
ATM and debit card expenses	778	691	87	12.6
Armored car expenses	349	225	124	55.1
Entertainment and promotions	281	226	55	24.3
Stationery and supplies	182	340	(158)	-46.5
Directors’ fees and expenses	389	241	148	61.4
Directors' deferred compensation plan (credit) expense	(83)	(60)	(23)	38.3
Branch consolidation costs	404	—	404	N.M.
Loss on disposal of fixed assets	1	1	—	—
Other	1,377	1,741	(364)	-20.9
Total other operating expense	$41,998	$41,345	$653	1.6

Not meaningful ("N.M.")

For the third quarter of 2022, total other operating expense was $42.0 million, which increased by $0.7 million, or 1.6%, from $41.3 million in the year-ago quarter. The increase was primarily due to higher computer software expense of $1.1 million, higher net occupancy expense of $0.6 million, and branch consolidation costs of $0.4 million, partially offset by lower salaries and employee benefits of $0.8 million.

	Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$66,089	$67,183	$(1,094)	-1.6%
Net occupancy	12,965	12,004	961	8.0
Equipment	3,242	3,137	105	3.3
Communication	2,262	2,349	(87)	-3.7
Legal and professional services	8,115	7,524	591	7.9
Computer software	10,844	10,179	665	6.5
Advertising	3,450	4,316	(866)	-20.1
Other:
Pension plan and SERP expense	5,413	940	4,473	475.9
Foreclosed asset expense	1	3	(2)	-66.7
Charitable contributions	388	107	281	262.6
FDIC insurance assessment	1,725	1,497	228	15.2
Miscellaneous loan expenses	1,127	1,220	(93)	-7.6
ATM and debit card expenses	2,278	2,459	(181)	-7.4
Armored car expenses	854	674	180	26.7
Entertainment and promotions	1,039	632	407	64.4
Stationery and supplies	578	767	(189)	-24.6
Directors’ fees and expenses	904	590	314	53.2
Directors' deferred compensation plan (credit) expense	(1,083)	942	(2,025)	-215.0
Branch consolidation costs	612	—	612	N.M.
Loss on disposal of fixed assets	3	37	(34)	-91.9
Other	4,746	4,064	682	16.8
Total other operating expense	$125,552	$120,624	$4,928	4.1

Not meaningful ("N.M.")

For the nine months ended September 30, 2022, total other operating expense was $125.6 million and increased by $4.9 million, or 4.1%, from $120.6 million in the year-ago period. The increase was primarily due to higher pension plan and SERP expenses of $4.5 million and higher net occupancy expense of $1.0 million. The higher pension plan and SERP expense was primarily attributable to a one-time non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan. These increases were partially offset by lower directors' deferred compensation plan expenses of $2.0 million due to market volatility.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total other operating expense	$41,998	$41,345	$125,552	$120,624

Net interest income	$55,365	$56,086	$159,278	$157,951
Total other operating income	9,629	10,253	36,318	31,494
Total revenue before provision for credit losses	$64,994	$66,339	$195,596	$189,445

Efficiency ratio	64.62%	62.32%	64.19%	63.67%

Our efficiency ratio increased to 64.62% in the third quarter of 2022, compared to 62.32% in the year-ago quarter. The higher efficiency ratio in the third quarter of 2022 was primarily due to the aforementioned lower PPP net interest income and net loan fees, lower mortgage banking income and lower income from BOLI, combined with higher computer software expense.

For the nine months ended September 30, 2022, our efficiency ratio increased to 64.19%, compared to 63.67% in the year-ago period.

The Company continues its strategic investments in digital banking, technology and Banking-as-a-Service and it expects these investments, along with continued business development and relationship-focused banking, will improve profitability and shareholder returns.

Income Taxes

The Company recorded income tax expense of $5.9 million for the third quarter of 2022, compared to $6.8 million in the same year-ago period. The effective tax rate for the third quarter of 2022 was 26.15%, compared to 24.66% in the same year-ago period.

The Company recorded income tax expense of $18.1 million for the nine months ended September 30, 2022, compared to $18.2 million in the same year-ago period. The effective tax rate for the nine months ended September 30, 2022 was 25.24%, compared to 23.97% in the same year-ago period. The increase in the effective tax rate for the three and nine months ended September 30, 2022 was primarily attributable to lower tax-exempt BOLI income compared to the same year-ago periods.

The valuation allowance on our net deferred tax assets ("DTA") at December 31, 2021 totaled $3.4 million, of which $3.2 million related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as we do not expect to generate sufficient income in California to utilize the DTA. The remaining valuation allowance of $0.2 million at December 31, 2021 related to a Hawaii capital loss carryforward balance. During the second quarter of 2022, we utilized the Hawaii capital loss carryforward balance.

The valuation allowance on our net DTA at September 30, 2022 totaled $3.2 million, which related entirely to our DTA from net apportioned NOL carryforwards for California state income tax purposes. Net of the valuation allowance, the Company's net DTA totaled $62.3 million at September 30, 2022, compared to a net DTA of $25.8 million as of December 31, 2021, and is included in other assets on our consolidated balance sheets. The increase in the net DTA was primarily due to significant unrealized losses on available-for-sale investment securities recorded during the current year due to the rising interest rate environment.

Financial Condition

Total assets were $7.34 billion at September 30, 2022 and decreased by $81.5 million, or 1.1%, from $7.42 billion at December 31, 2021.

Investment Securities

Investment securities totaled $1.35 billion at September 30, 2022, which decreased by $282.2 million, or 17.3%, from $1.63 billion at December 31, 2021. The decrease in the investment securities portfolio reflects a market valuation decline on the AFS portfolio of $203.6 million and principal runoff of $177.6 million, partially offset by purchases of investment securities of $99.0 million.

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

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$5,208	$87,459	$(82,251)	(94.0)%
Other	358,805	422,388	(63,583)	(15.1)
Real estate:
Construction	138,724	122,867	15,857	12.9
Residential mortgage	1,923,068	1,875,980	47,088	2.5
Home equity	719,399	637,249	82,150	12.9
Commercial mortgage	1,002,874	922,146	80,728	8.8
Consumer	347,388	333,843	13,545	4.1
Total loans	4,495,466	4,401,932	93,534	2.1
Allowance for credit losses ("ACL")	(47,814)	(55,808)	7,994	(14.3)
Loans, net of ACL	$4,447,652	$4,346,124	$101,528	2.3

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$—	$3,868	$(3,868)	(100.0)%
Other	158,474	107,733	50,741	47.1
Real estate:
Construction	12,872	—	12,872	—
Commercial mortgage	332,872	298,058	34,814	11.7
Consumer	422,528	290,058	132,470	45.7
Total loans	926,746	699,717	227,029	32.4
ACL	(16,568)	(12,289)	(4,279)	34.8
Loans, net of ACL	$910,178	$687,428	$222,750	32.4

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$5,208	$91,327	$(86,119)	(94.3)%
Other	517,279	530,121	(12,842)	(2.4)
Real estate:
Construction	151,596	122,867	28,729	23.4
Residential mortgage	1,923,068	1,875,980	47,088	2.5
Home equity	719,399	637,249	82,150	12.9
Commercial mortgage	1,335,746	1,220,204	115,542	9.5
Consumer	769,916	623,901	146,015	23.4
Total loans	5,422,212	5,101,649	320,563	6.3
ACL	(64,382)	(68,097)	3,715	(5.5)
Loans, net of ACL	$5,357,830	$5,033,552	$324,278	6.4

Loans, net of deferred costs, totaled $5.42 billion at September 30, 2022, which increased by $320.6 million, or 6.3%, from $5.10 billion at December 31, 2021. The increase reflects net increases in the following loan portfolios: consumer of $146.0 million, commercial mortgage of $115.5 million, home equity of $82.2 million, residential mortgage loans of $47.1 million, and construction of $28.7 million. These increases were partially offset by net decreases in SBA Paycheck Protection Program loans of $86.1 million and other commercial loans of $12.8 million. During the nine months ended September 30, 2022, the Company received $89.4 million in PPP loan forgiveness and paydowns. Core loans, or total loans, net of deferred costs, excluding PPP loans, totaled $5.42 billion at September 30, 2022 and increased by $406.7 million, or 8.1%, from $5.01 billion at December 31, 2021.

The Hawaii loan portfolio increased by $93.5 million, or 2.1%, from December 31, 2021. The increase reflects net increases in the following loan portfolios: home equity of $82.2 million, commercial mortgage of $80.7 million, residential mortgage of $47.1 million, construction of $15.9 million, and consumer of $13.5 million. The increases in the portfolios were primarily due to increased demand from both new and existing customers. These increases were partially offset by net decreases in SBA Paycheck Protection Program loans of $82.3 million and other commercial, financial and agricultural loans of $63.6 million.

The U.S. Mainland loan portfolio increased by $227.0 million, or 32.4% from December 31, 2021. The increase was primarily attributable to net increases in consumer loans of $132.5 million, other commercial, financial and agricultural loans of $50.7 million, commercial mortgage loans of $34.8 million, and construction loans of $12.9 million, partially offset by a net decrease in SBA Paycheck Protection Program loans of $3.9 million. The increase in U.S. Mainland consumer loans was primarily attributable to purchases and replenishment of select unsecured consumer and automobile loan portfolios from our established vendors to strategically complement and diversify our loan portfolio. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Nonperforming Assets ("NPAs") [1]
Nonaccrual loans:
Commercial, financial and agricultural - Other	$277	$183	$94	51.4%
Real estate:
Residential mortgage	2,771	4,623	(1,852)	(40.1)
Home equity	584	786	(202)	(25.7)
Consumer	588	289	299	103.5
Total nonaccrual loans	4,220	5,881	(1,661)	(28.2)

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	4,220	5,881	(1,661)	(28.2)

Accruing Loans Delinquent for 90 Days or More [1]
Commercial, financial and agricultural - Other	669	945	(276)	(29.2)
Real estate:
Residential mortgage	503	—	503	—
Home equity	—	44	(44)	(100.0)
Consumer	623	374	249	66.6
Total accruing loans delinquent for 90 days or more	1,795	1,363	432	31.7

Restructured Loans Still Accruing Interest [1]
Real estate:
Residential mortgage	2,030	3,768	(1,738)	(46.1)
Commercial mortgage	925	1,043	(118)	(11.3)
Consumer	69	92	(23)	(25.0)
Total restructured loans still accruing interest	3,024	4,903	(1,879)	(38.3)
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$9,039	$12,147	$(3,108)	(25.6)

Ratio of nonaccrual loans to total loans	0.08%	0.12%		(0.04)%
Ratio of NPAs to total loans and OREO	0.08%	0.12%		(0.04)%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.11%	0.14%		(0.03)%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.17%	0.24%		(0.07)%
Ratio of classified assets and OREO to tier 1 capital and ACL	4.15%	6.42%		(2.27)%

[1] Section 4013 of the CARES Act and the revised Interagency Statement were applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. This relief ended on January 1, 2022. These loan modifications are not included in the delinquent or restructured loan balances presented above.

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2021	$5,881
Additions	4,612
Reductions:
Payments	(2,212)
Return to accrual status	(1,633)
Net charge-offs, valuation and other adjustments	(2,428)
Total reductions	(6,273)
Net decrease	(1,661)
Balance at September 30, 2022	$4,220

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $4.2 million at September 30, 2022, compared to $5.9 million at December 31, 2021. There were no nonperforming loans classified as held for sale at September 30, 2022 and December 31, 2021. The decrease in nonperforming assets from December 31, 2021 was primarily attributable to $2.2 million in repayments of nonaccrual loans, $1.6 million in loans returned to accrual status, and $2.4 million in net charge-offs, valuation and other adjustments, partially offset by additions to nonaccrual loans totaling $4.6 million.

Troubled debt restructurings ("TDRs") included in nonperforming assets at September 30, 2022 consisted of five Hawaii residential mortgage loans with a combined principal balance of $1.1 million. There were $3.0 million of TDRs still accruing interest at September 30, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

Loan payment forbearance or deferrals were made for borrowers impacted by the COVID-19 pandemic with loan balances totaling $0.4 million as of December 31, 2021. At September 30, 2022, there were no loan payment forbearance or deferrals for borrowers impacted by the COVID-19 pandemic remaining.

Criticized loans at September 30, 2022 declined by $0.5 million from December 31, 2021 to $75.5 million, or 1.4% of the total loan portfolio. Special mention loans increased by $14.6 million to $46.3 million, or 0.9% of the total loan portfolio. Classified loans declined by $15.0 million to $29.3 million, or 0.5% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 6.42% at December 31, 2021 to 4.15% at September 30, 2022.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Allowance for Credit Losses:
Balance at beginning of period	$65,211	$77,781	$68,097	$83,269

Provision (credit) for credit losses on loans [1] [2]	731	(2,969)	(744)	(6,906)

Charge-offs:
Commercial, financial and agricultural - Other	550	334	1,291	1,344
Consumer	1,912	829	4,518	3,450
Total charge-offs	2,462	1,163	5,809	4,794

Recoveries:
Commercial, financial and agricultural - Other	220	281	785	646
Construction	14	—	76	—
Residential mortgage	14	53	162	345
Real estate:
Home equity	36	—	36	9
Commercial mortgage	—	—	—	73
Consumer	618	604	1,779	1,945
Total recoveries	902	938	2,838	3,018
Net charge-offs	1,560	225	2,971	1,776
Balance at end of period	$64,382	$74,587	$64,382	$74,587

Average loans, net of deferred fees and costs	$5,355,088	$5,022,909	$5,355,088	$5,022,909
Annualized ratio of net charge-offs to average loans	0.12%	0.02%	0.08%	0.05%
Ratio of ACL to total loans	1.19%	1.48%	1.19%	1.48%
ACL as a percentage of nonaccrual loans	1526%	1031%	1526%	1031%

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

Our ACL totaled $64.4 million at September 30, 2022, compared to $68.1 million at December 31, 2021 and $74.6 million at September 30, 2021.

During the third quarter of 2022, we recorded a debit to the provision for credit losses on loans of $0.7 million and net charge-offs of $1.6 million. The provision for credit losses on loans during the current quarter was primarily attributable to loan portfolio growth and net loan charge-offs during the quarter. During the nine months ended September 30, 2022, we recorded a credit to the provision for credit losses on loans of $0.7 million and net charge-offs of $3.0 million.

Our ACL as a percentage of total loans decreased to 1.19% at September 30, 2022 from 1.33% at December 31, 2021 and 1.48% at September 30, 2021. Our ACL as a percentage of nonaccrual loans increased to 1526% at September 30, 2022 from 1158% at December 31, 2021 and 1031% at September 30, 2021.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). Our FHLB stock balance of $13.5 million at September 30, 2022 increased by $5.6 million, or 70.1%, from the FHLB stock balance of $8.0 million at December 31, 2021.  FHLB stock has an activity-based stock requirement, such that as borrowings increase, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing demand deposits	$2,138,083	$2,291,246	$(153,163)	(6.7)%
Interest-bearing demand deposits	1,441,302	1,415,277	26,025	1.8
Savings and money market deposits	2,194,991	2,225,903	(30,912)	(1.4)
Time deposits less than $100,000	153,238	136,584	16,654	12.2
Time deposits $100,000 to $250,000	108,723	88,873	19,850	22.3
Core deposits	6,036,337	6,157,883	(121,546)	(2.0)
Government time deposits	195,057	214,950	(19,893)	(9.3)
Other time deposits greater than $250,000	325,040	266,325	58,715	22.0
Total time deposits greater than $250,000	520,097	481,275	38,822	8.1
Total deposits	$6,556,434	$6,639,158	$(82,724)	(1.2)

Our total deposits of $6.56 billion at September 30, 2022 decreased by $82.7 million, or 1.2%, from total deposits of $6.64 billion at December 31, 2021. Net decreases in noninterest-bearing demand deposits of $153.2 million, savings and money market deposits of $30.9 million, and government time deposits of $19.9 million, were offset by net increases in interest-bearing demand deposits of $26.0 million, time deposits less than $100,000 of $16.7 million, time deposits $100,000 to $250,000 of $19.9 million, and other time deposits greater than $250,000 of $58.7 million.

After experiencing large increases in core deposits in 2020 and 2021 primarily due to the deposit of PPP funds and other government stimulus into both new and existing deposit accounts, during the nine months ended September 30, 2022, the Company has experienced moderation of core deposit balances. Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.04 billion at September 30, 2022 and decreased by $121.5 million, from $6.16 billion at December 31, 2021. Core deposits as a percentage of total deposits was 92.1% at September 30, 2022, compared to 92.8% at December 31, 2021. Our average cost of total deposits was 9 bp during the nine months ended September 30, 2022.

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

Common and Preferred Equity

Our total shareholders' equity was $438.5 million at September 30, 2022, compared to $558.2 million at December 31, 2021. The change in total shareholders' equity was primarily attributable to other comprehensive loss of $141.3 million, cash dividends declared of $21.5 million, and the repurchase of $15.8 million in shares of our common stock under our stock repurchase programs in the nine months ended September 30, 2022, partially offset by net income of $53.7 million.

Our total shareholders' equity to total assets ratio was 5.98% at September 30, 2022, compared to 7.52% at December 31, 2021. Our book value per share was $16.08 and $20.14 at September 30, 2022 and December 31, 2021, respectively. The declines in our total shareholders' equity, total shareholders' equity to total assets ratio and book value per share were primarily due to the aforementioned unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive loss during the nine months ended September 30, 2022 due to market volatility and the rising interest rate environment.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. As of September 30, 2022, on a stand-alone basis, CPF had an available cash balance of approximately $16.5 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of September 30, 2022, the bank had Statutory Retained Earnings of $137.6 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On October 20, 2022, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which increased by 4.0% from $0.25 per share a year-ago.

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

During the nine months ended September 30, 2022, the Company repurchased 627,410 shares of common stock, at an aggregate cost of $15.8 million under the Company's share repurchase programs (34,100 shares at an aggregate cost of $1.0 million under the 2021 Repurchase Plan and 593,310 shares at an aggregate cost of $14.8 million under the 2022 Repurchase Plan). As of September 30, 2022, $15.2 million remained available for repurchase under the Company's 2022 Repurchase Plan. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program.

Trust Preferred Securities

As of September 30, 2022, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.3 million, net of unamortized debt issuance costs of $0.7 million, at September 30, 2022.

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

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated. The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2022 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Company
At September 30, 2022:
Leverage capital	$642,184	8.7%	$296,845	4.0%	N/A	N/A
Tier 1 risk-based capital	642,184	11.5	334,089	6.0	N/A	N/A
Total risk-based capital	765,269	13.7	445,452	8.0	N/A	N/A
CET1 risk-based capital	592,184	10.6	250,567	4.5	N/A	N/A

At December 31, 2021:
Leverage capital	$622,130	8.5%	$293,382	4.0%	N/A	N/A
Tier 1 risk-based capital	622,130	12.2	307,215	6.0	N/A	N/A
Total risk-based capital	741,291	14.5	409,620	8.0	N/A	N/A
CET1 risk-based capital	572,130	11.2	230,411	4.5	N/A	N/A

Central Pacific Bank
At September 30, 2022:
Leverage capital	$675,104	9.1%	$296,341	4.0%	$370,426	5.0%
Tier 1 risk-based capital	675,104	12.2	333,341	6.0	444,454	8.0
Total risk-based capital	743,189	13.4	444,454	8.0	555,568	10.0
CET1 risk-based capital	675,104	12.2	250,005	4.5	361,119	6.5

At December 31, 2021:
Leverage capital	$652,987	8.9%	$292,877	4.0%	$366,096	5.0%
Tier 1 risk-based capital	652,987	12.8	306,497	6.0	408,663	8.0
Total risk-based capital	717,000	14.0	408,663	8.0	510,828	10.0
CET1 risk-based capital	652,987	12.8	229,873	4.5	332,038	6.5

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

The following reflects our net interest income sensitivity analysis as of September 30, 2022. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bp in either a gradual or an instantaneous, parallel fashion.

Rate Change (Gradual)	Estimated Net Interest Income Sensitivity
+100 bp	1.81%
-100 bp	(0.08)%

Rate Change (Instantaneous)	Estimated Net Interest Income Sensitivity
+100 bp	2.17%
-100 bp	(2.07)%

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

The bank maintained a $2.18 billion line of credit with the FHLB as of September 30, 2022, compared to $1.83 billion at December 31, 2021. There were $115.0 million in short-term borrowings under this arrangement at September 30, 2022, and none at December 31, 2021. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million at September 30, 2022, compared to $32.2 million at December 31, 2021. There were no long-term borrowings under this arrangement at September 30, 2022 and December 31, 2021. FHLB advances and standby letters of credit available at September 30, 2022 were secured by certain real estate loans with a carrying value of $3.20 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At September 30, 2022, $2.03 billion was undrawn under this arrangement, compared to $1.80 billion at December 31, 2021.

At September 30, 2022 and December 31, 2021, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.9 million and $55.4 million, respectively. As of September 30, 2022 and December 31, 2021, certain commercial and commercial real estate loans with a carrying value totaling $127.4 million and $131.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2022 would not result in a fluctuation of NII that would exceed the established policy limits.

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

During the three months ended September 30, 2022, the Company repurchased 218,000 shares of common stock, at an aggregate cost of $4.9 million under the Company's 2022 Repurchase Plan.

As of September 30, 2022, $15.2 million remained available for repurchase under the Company's 2022 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2022	86,000	$21.74	86,000	$18,190,568
August 1-31, 2022	62,500	23.56	62,500	16,717,902
September 1-30, 2022	69,500	21.96	69,500	15,191,868
Total	218,000	$22.33	218,000	15,191,868

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	October 27, 2022	/s/ Paul K. Yonamine
Paul K. Yonamine
Chairman and Chief Executive Officer

Date:	October 27, 2022	/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer