Form 10-K
period 2022-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2023-02-24
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $574,351,000. As of January 31, 2023, the number of shares of common stock of the registrant outstanding was 26,969,310 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital position, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results in light of our Banking-as-a-Service ("BaaS") initiative; and (iv) statements of assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•the effects of inflation and changes in market interest rates;

•increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;

•adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;

•our ability to successfully implement and achieve the objectives of our BaaS initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk;

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

•securities market and monetary fluctuations, including the anticipated replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index and uncertainties regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR");

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the state of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the state of Hawaii on January 15, 1954. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. As of December 31, 2022, we had total assets of $7.43 billion, total loans of $5.56 billion, total deposits of $6.74 billion and shareholders' equity of $452.9 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our bank" or "the bank."

Through our bank and its subsidiaries, we offer full-service commercial banking with 27 bank branches and 64 ATMs located throughout the state of Hawaii. Our administrative and main offices are located in Honolulu and we have 19 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai. In 2021, the Company consolidated a traditional branch on Oahu with other existing nearby branches. With the continued successful customer migration to digital banking services, we consolidated three additional branches in 2022. At the same time, we are continuing to invest in select strategic branch locations, including acquiring real estate and developing fully modernized branches utilizing the concepts we created in our RISE2020 headquarter building revitalization.

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

Through our bank, we concentrate our lending activities in five principal areas:

(1)Residential Mortgage Lending.  Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan origination size of approximately $0.6 million and marketable collateral. Changes in interest rates, the economic environment and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. A portion of our first residential mortgage loan originations are sold in the secondary market and a portion is put into our loan portfolio.

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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state as of December 31, 2022.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our bank, or in relation to the overall business of the Company. However, approximately 76% of our loan portfolio at December 31, 2022 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2022, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V.

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

Central Pacific Bank also owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC, which are accounted for under the cost method and are included in unconsolidated entities in the Company's consolidated balance sheets.

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

Regulatory Agencies

Central Pacific Financial Corp. is a legal entity separate and distinct from its subsidiaries. As the bank holding company for Central Pacific Bank, Central Pacific Financial Corp. is regulated under the BHC Act and is subject to inspection, examination and supervision by the FRB. It is also subject to Hawaii's Code of Financial Institutions and is subject to inspection, examination and supervision by the Hawaii Division of Financial Institutions ("DFI").

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC. Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "CPF," and we are subject to the rules of the NYSE for companies listed there. In addition to the enforcement powers of the bank regulatory agencies we are subject to, the SEC and the NYSE have the ability to take enforcement actions against us.

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

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. We continue to believe there will be an increased focus on regulatory compliance, supervision and examination during the remainder of President Biden’s term of office.

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

•Common Equity Tier 1 ("CET1") Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders' equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Certain of these adjustments and deductions were subject to phase-in periods. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are a not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our bank’s available-for-sale securities portfolio.

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

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the bank, the Company's capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

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

In addition to meeting the minimum capital requirements, under the Basel III Capital Rule, the Company and the bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is now at its fully phased-in level of 2.5%.

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

As of December 31, 2022, the Company and the bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the bank’s capital ratios as of December 31, 2022, see Note 25 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data".

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

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. The bank issued approximately $879.8 million in aggregate loans under the PPP in the two years ended December 31, 2020 and 2021, of which approximately $877.1 million had been forgiven or repaid by December 31, 2022.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise have been characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. Set to expire on December 31, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extended this relief to the earlier of 60 days after the end of the COVID-19 emergency declaration or January 1, 2022. This relief ended on January 1, 2022. The Company applied the guidance to qualifying loan modifications which reduced the number of TDRs that were reported.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well-capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2022, the bank did not have any deposit liabilities categorized as brokered deposits.

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

Dividends

It is the Federal Reserve's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Company is also subject to restrictions on dividends under applicable Hawaii law. There can be no assurance of the amount of dividends that the Company will pay to its shareholders in the future or that the Company will continue to pay dividends to shareholders at all.

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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy”. Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and Office of the Comptroller of the Currency ("OCC") review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. In 2021 and 2022, various bank regulatory agencies have sought public comments and requested additional information regarding laws, regulations and policies regarding merger transactions involving financial institutions. We will continue to evaluate the impact of any changes to the regulations related to implementing this executive order and their impact to our financial condition, results of operations, and/or business strategies, which cannot be predicted at this time.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. The FDIC has set the DRR at 2.00%. In October 2022, in order to increase the likelihood that the reserve ratio would be restored to at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points. The increase in assessment rates are effective as of January 1, 2023 and is applicable beginning with the first quarterly assessment period of 2023.

If there are additional bank or financial institution failures or if the FDIC otherwise determines or if our asset size or risk of default increases, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Incentive Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These proposed rules have not been finalized. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rule requires the stock exchanges to, among other things, establish listing standards, for listed companies which must develop and implement policies for the recovery of erroneously awarded incentive-based compensation received by former or current executive officers. The SEC’s final rules became effective on January 27, 2023 and the NYSE has until February 26, 2023 to propose new clawback listing standards which must become effective by November 28, 2023.

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

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting, and foreclosing on loans, and providing other services. Failure to comply with these laws and regulations can subject the bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages, and the loss of certain contractual rights.

The Anti-Money Laundering Act of 2020 ("AMLA"), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. In May, 2022, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC") jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals are intended to modernize and strengthen the rules that implement the CRA by (i) expanding access to credit, investment and basic banking services in the low- and moderate-income ("LMI") communities; (ii) adapting to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) providing greater clarity, consistency and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on LMI communities and under-served rural communities; (iv) tailoring CRA rules and data collection to bank size and business model; and (v) maintaining a unified approach among the regulators. In particular, the proposed rules would generally apply four tests for banks over $2 billion in assets, including our Bank: a retail lending test; a retail services and products test; a community development financing test and a community development services test. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. The bank received an "Outstanding" rating in the FDIC's 2022 Community Reinvestment Act Performance Evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

We will continue to evaluate the impact of any changes to bank and holding company regulations and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

Consumer Financial Protection Bureau ("CFPB")

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity with broad rule making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rule making, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance, including supervision and examination, apply to all covered persons, and banks with $10 billion or more in assets. Banks with less than $10 billion in assets, including the bank, will continue to be examined for compliance by their primary federal banking agency.

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

The review of products and practices to prevent unfair, deceptive or abusive acts or practices ("UDAAP") has been a focus of the CFPB, and of banking regulators more broadly. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP. The Dodd-Frank Act also provides the CFPB the ability to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the bank’s business, financial condition or results of operations.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s total risk-based capital, or (iv) total CRE loans representing 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2022, the bank’s construction, land development, and other land loans represented less than 100% of its total risk-based capital. As of December 31, 2022, the bank's total CRE loans represented less than 300% of its total risk-based capital and has increased by less than 50% from the prior 36 months.

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

Employees and Human Capital

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying rewards to our employees. At December 31, 2022, we employed 781 persons, 735 on a full-time basis and 46 on a part-time basis. We are not a party to any collective bargaining agreement. At December 31, 2022, our workforce was over 90% ethnically diverse (non-Caucasian or two or more races) and 66% female, with 57% of all management staff having a supervisory role being female.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences, and other training events that employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses, degree programs and fees paid for certifications. A cohort of two to three high potential employees are sent to the Pacific Coast Banking School annually. Our CPB Toastmasters helps participating employees gain public speaking, communication and leadership skills. Our CPB Women's Leadership Program provides opportunities for CPB's top 80 women leaders to develop leadership skills, build a support network and give back to the broader community through service projects.

The safety, health and wellness of our employees is a top priority. We are able to maintain employee safety while continuing successful operations despite events such as the COVID-19 pandemic. All employees are asked not to come to work when they experience signs or symptoms of illness. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules including hybrid and remote, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being an exceptional service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering a competitive compensation and benefits package that includes health insurance and retirement savings plans, aids in retention of our top-performing employees. In addition to base salary, our compensation program includes variable pay (e.g., commission, incentive, bonus) for all employees. Our variable pay programs are designed to motivate and reward high levels of individual performance that aligns with our corporate strategy and business plan, and contributes to CPB’s success. At December 31, 2022, the average employee has 9 years of service and 35% of our current staff had been with us for ten years or more.

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

Unlike larger national or other regional banks that are more geographically diversified, our business and operations are closely tied to the Hawaii market. The Hawaii economy relies on tourism, real estate, government and other service-based industries. Declines in tourism, fluctuations in foreign exchange rates, increases in energy costs, the availability of affordable air transportation, adverse weather and natural disasters, and local budget issues impact consumer and corporate spending. As a result, such events may contribute to the deterioration in Hawaii's general economic condition, which could adversely impact us and our borrowers.

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

If our level of deposits were to materially decrease, we would need to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the Federal Home Loan Bank of Des Moines ("FHLB") and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB were to change.

During 2020 and 2021, our level of deposits increased materially, which was largely driven by customer response to the pandemic including market instability and deposits of PPP funds and government assistance. During 2022, we experienced moderation in our core deposit balances, primarily due to the rising interest rate environment. We cannot assure you that the bank will continue to retain these deposits, particularly as market interest rates continue to increase.

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

Our net interest income and net interest margin may be negatively impacted during periods of rate tightening due to pressure on our funding costs, particularly if we are unable to realize higher rates on our assets at a pace that matches that of the funding. Changes in the slope of the yield curve, which represents the spread between short-term and long-term interest rates, could also reduce our net interest income and net interest margin. Historically, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. When the yield curve flattens or inverts, our net interest income and net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.

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

The COVID-19 pandemic may continue to impact the State of Hawaii and our business.

The COVID-19 pandemic resulted in an extreme decline in tourism to the state of Hawaii in 2020. In 2021 and 2022, we experienced a rebound in tourism, but not to the full extent of pre-pandemic levels. Should economic conditions in the state of Hawaii deteriorate again due to actual or perceived increase in COVID-19 risk, including further spread and new variants, it can negatively impact our results of operations, including our net income. In addition, material adverse effects on our business may include all or a combination of valuation impairments on our investments, loans, mortgage servicing rights, deferred tax assets or counter-party risk derivatives. Further, there is potential that our business operations may be disrupted if our workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions. While the COVID-19 pandemic impact to our business has diminished in 2022, there is potential that it could continue to impact our business, results of operations, and financial condition, as well as our results of operations and our regulatory capital and liquidity ratios.

Credit Risks

A large percentage of our loans are collateralized by real estate and any deterioration in the real estate market may result in additional losses and adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 76% of our loan portfolio as of December 31, 2022 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

In 2021 and 2022, we recorded a credit to the provision for credit losses. Although other factors of our overall risk profile have improved in recent years and general economic trends and market conditions have stabilized, concerns over the global and U.S. economies still remain. Accordingly, it is possible that the real estate markets we participate in could deteriorate as it did from the latter part of 2007 through 2010. If this occurs, it may result in an increase in loan delinquencies, loan charge-offs, and our allowance for credit losses. Even if economic conditions improve or stay the same, it is possible that we may experience material credit losses and in turn, increases to our allowance for credit losses, due to any number of factors. If that were to occur, we may have to record a provision for credit losses which would have an adverse impact on our net income. Under typical stable portfolio and market conditions, we would generally record a provision for credit losses when there is growth in our loan portfolio.

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

Our Banking-as-a-Service ("BaaS") collaboration agreements may expose us to credit risk.

In connection with our collaboration with Swell Financial, Inc. ("Swell") and Elevate Credit, Inc. (“Elevate”), our bank has entered into an agreement with Swell in which Swell markets bank consumer checking and consumer line of credit (“LOC”) accounts using the Swell brand and Swell’s digital platform. A subsidiary of Elevate will be providing the underwriting model for the LOC accounts. There is a credit enhancement agreement in place between the Company and Elevate, in which a subsidiary of Elevate will cover losses on the LOC accounts up to a certain specified amount, and will provide cash collateral to the bank to secure payment of such losses. Further, Elevate is a partial guarantor of losses on the LOC accounts. While the bank believes the cash collateral on deposit at the bank from Elevate's subsidiary will be sufficient to cover any foreseeable losses on the LOC accounts, in the event the cash collateral amount is not adequately maintained or the cash collateral amount is insufficient to cover the losses on the LOC accounts, and Elevate, including its subsidiaries, does not or cannot otherwise meet its obligations under its agreement with the bank, including its obligation under the partial guaranty, the bank may incur losses on the LOC accounts. Losses associated with the LOC accounts (or the portfolios of other third parties with whom we enter into comparable BaaS relationships) in such circumstances could have a material adverse effect on our net income, results of operations and financial condition.

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 13.4% of our interest income in the year ended December 31, 2022, as compared to 11.2% of our interest income in the year ended December 31, 2021. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks (including credit, interest rate and liquidity) associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

In December 2022, the Federal Reserve Board adopted the Adjustable Interest Rate (LIBOR) Act of 2021 to provide a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023 and identified replacement benchmark rates based on Secured Overnight Financing Rate ("SOFR") to replace LIBOR. It is expected that the Company will not have any LIBOR-based contracts after June 30, 2023 and they will be replaced by SOFR benchmark rates.

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

Because we are a holding company with no significant operations other than our bank, we depend upon dividends from our bank for a substantial portion of our revenues and our liquidity, including as the source of funds for payment of interest and principal on our holding company debt obligations.

Hawaii law only permits the bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2022, the bank had Statutory Retained Earnings of $145.7 million. In addition, regulatory authorities could limit the ability of the bank to pay dividends to CPF. The inability to receive dividends from the bank could have a material adverse effect on our financial condition, results of operations and prospects.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures and subordinated notes. We cannot provide any assurance that we will continue to pay dividends to our shareholders.

Operational Risks

Our agreements with BaaS partners may produce limited revenue and may expose us to liability for compliance violations by BaaS partners and may require additional resources to review and monitor performance by our BaaS partners.

We previously announced the launch of our BaaS initiative with the goal of expanding our services in Hawaii and on the U.S. Mainland by collaborating with and investing in fintech companies. In conjunction with that initiative, we are collaborating with Elevate Credit, Inc. and Swell Financial, Inc. where the bank serves as the bank sponsor for a new consumer banking application. There is a risk that our BaaS partners may change their strategic focus or business model; these changes could impact the Company’s business arrangement with our BaaS partners and may adversely impact the Company's financial projections and financial returns on our BaaS programs.

We may enter into agreements with other BaaS partners pursuant to which we will provide certain banking services for the BaaS partner customers. Ensuring contractual and regulatory compliance with these agreements will require additional internal and external resources which will increase our compliance costs and could adversely affect our business. Our agreements with our partners will also have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreements before the end of their respective terms, our revenue under the various agreements may be limited or may cease altogether. In addition, our bank regulators may hold us responsible for the activities of our bank partners with respect to various aspects of the marketing or administration of their programs, which may result in increased operational and compliance costs for us or potentially compliance violations as a result of BaaS partner activities, any of which could have a material adverse effect on our financial condition or results of operations.

The strategy of offering BaaS has been adopted by other institutions with which we compete.

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, negative sentiment about our business including our BaaS initiatives, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, litigation, and questionable, unlawful or fraudulent activities of our partners, contract counterparties, employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective to address reputational threats in all circumstances. Negative publicity regarding our business, employees, partners, contracting counterparties, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

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

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for the bank's customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives that we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When the bank's customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

The occurrence of fraudulent activity, data privacy breaches, failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners (including by our own employees and consultants), which may result in financial losses or increased costs to us or our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent data security breaches and cyber-attacks and periodically test our security, we may fail to anticipate or adequately mitigate breaches of security or experience data privacy breaches that could result in loss of business to us and/or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, including resulting violations of law (whether federal or one or more various states) or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems and other data privacy breaches could inhibit the use or growth of digital or web-based applications or solutions as a means of conducting commercial or retail transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be materially adversely affected.

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud may not prevent or detect all misstatements even with effective internal controls. Frequent or rapid changes in procedures, methodologies, systems, personnel and technology exacerbate the challenges of developing and maintaining a system of internal controls and can increase the cost and level of effort to develop and maintain such systems.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Periodically the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates that we have previously used in preparing our financial statements, which could adversely affect our business, financial condition and results of operations. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets we operate. Additionally, various out of state banks conduct business in the market areas in which we currently operate. We also face competition from many other types of financial institutions, including without limitation, savings banks, credit unions, finance companies, financial service providers, including mortgage providers and brokers, operating via the internet and other technology platforms, brokerage firms, insurance companies, factoring companies and other financial intermediaries.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can virtually offer any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

•customer satisfaction with our level of service; and

•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position and adversely affect our growth and profitability, which in turn, could have a material adverse effect on our financial condition and results of operations.

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

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, orinstitutions in particular, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits, our ability to access the capital markets on favorable terms and our business relationships.

Risks Related to Legal, Compliance and Regulatory Matters

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. In addition, regulations may be adopted that increase expenses associated with running our business and adversely affect our earnings.

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

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws, including limitations on emissions relating to climate change, could adversely affect our financial condition and results of operations.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements require us to incur costs for, among other things, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our branches and other facilities. These expenditures and other associated costs associated with compliance have been significant in the past and may increase in the future which could have an adverse effect on our financial condition and results of operations.

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

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. We may, and the bank and our other subsidiaries may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2022, we had (i) $50.0 million in face amount of trust preferred securities outstanding and accrued and unpaid dividends thereon of $0.2 million and (ii) $55.0 million in principal amount of subordinated notes outstanding and accrued and unpaid interest thereon of $0.4 million. Additionally, holders of common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, and our other executive officers and certain other employees.

Natural disasters and other external events (including pandemic viruses or disease) could have a material adverse affect on our financial condition and results of operations.

Our branch offices as well as a substantial majority of our loan portfolio is in the state of Hawaii. As a result, natural disasters and other severe weather occurrences such as tsunamis, volcanic eruptions, hurricanes and earthquakes and other adverse external events, including the effects of any pandemic viruses or diseases (such as the COVID-19 pandemic), could have a significant effect on our ability to conduct our business and adversely affect the tourism and visitor industry in the state of Hawaii. Such events could affect the ability of our borrowers to repay their outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in loss of revenue, adversely impact our deposit base and/or cause us to incur additional expenses. Accordingly, the occurrence of any such natural disasters, severe weather events, or other occurrences over which we have no control could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We hold title to the land and building in which our Main branch office and headquarters, Hilo branch office, Kailua-Kona branch office, Pearl City branch office, Kaneohe branch office and certain operations offices are located. We also hold title to a portion of the land on which our operations center is located. The remaining portion of the land where our operations center is located is leased, as are all remaining branch and support office facilities. We also own four floors of a commercial office condominium in downtown Honolulu where certain bank training classes are held and residential mortgage sales and operations are located. In 2021, we acquired title to land in Kahului, Maui where the Company intends to build its new branch and regional office. In 2022, we acquired title to land in Lihue, Kauai and Honolulu, Oahu where the Company intends to build new branches.

We occupy or hold leases for approximately 40 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to lease rental expense and commitments as of December 31, 2022, see Note 18 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

Certain claims and lawsuits have been filed or are pending against us arising in the ordinary course of business. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position. See Note 22 - Contingent Liabilities and Other Commitments to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2017 and ending December 31, 2022. The graph assumes the investment of $100 on December 31, 2017.

Indexed Total Annual Return
(as of December 31, 2022)

Total Return Performance
Index Value
200
150
100
50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Central Pacific Financial Corp.
Russell 2000 Index
S&P 600 Banks Index

	December 31,
Index	2017	2018	2019	2020	2021	2022
Central Pacific Financial Corp.	$100.00	$84.01	$105.32	$71.10	$109.34	$82.28
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P 600 Banks Index	100.00	90.15	108.69	95.59	129.76	119.53

As of February 7, 2023, there were 2,966 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

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

Under the terms of our trust preferred securities and subordinated notes, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities and subordinated notes were not current. Our obligations on our outstanding trust preferred securities and subordinated notes are current as of December 31, 2022.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our bank. As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2022, the bank had Statutory Retained Earnings of $145.7 million. In addition, the bank's regulators could impose limitations or conditions on the bank's ability to pay dividends to the Company.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

On January 25, 2022, the Company's Board of Directors approved a share repurchase authorization of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan").

During the three months and year ended December 31, 2022, the Company repurchased 241,203 shares and 868,613 shares of common stock, respectively, at an aggregate cost of $4.9 million and $20.7 million, respectively, under the Company's 2022 Repurchase Plan. As of December 31, 2022, $10.3 million remained available for repurchase under the Company's 2022 Repurchase Plan.

In January 2023, we announced a new $25.0 million repurchase program which replaces the 2022 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program	Dollar Value of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2022	89,500	$20.68	89,500	—	$1,851,114	$13,340,754
November 1-30, 2022	87,284	20.41	87,284	—	1,781,145	11,559,609
December 1-31, 2022	64,419	20.04	64,419	—	1,290,818	10,268,791
Total	241,203	20.41	241,203	—	$4,923,077	10,268,791

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

Executive Overview

In 2022, we believe we delivered strong financial performance for the Company while managing risks in the operating environment.

•We recorded net income of $73.9 million, or $2.68 per diluted common share in 2022, compared to $79.9 million, or $2.83 per diluted common share in 2021.

•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 1.01% and 15.47%, respectively, in 2022, compared to ROA and ROE ratios of 1.13% and 14.38%, respectively, in 2021.

•Asset quality remains strong as our nonperforming assets totaled $5.3 million, or 0.07% of total assets at December 31, 2022, compared to $5.9 million, or 0.08% of total assets at December 31, 2021.

•We realized strong core loan growth of $542.6 million, or 10.8% (excluding Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans), or total loan growth of $453.8 million, or 8.9% (including PPP loans) in 2022.

•We also realized deposit growth of $97.1 million, or 1.5% in 2022.

•Our capital position and consistent profitability allowed us to increase our regular cash dividends paid from $0.96 per share in 2021 to $1.04 per share in 2022. In addition, we repurchased 868,613 shares of common stock under our share repurchase program for $20.7 million, or an average of $23.88 per share.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part II, Item 8. Financial Statements and Supplementary Data."

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the successful product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched in November 2021 with a VIP waitlist campaign and a large social media influencer campaign. The Company is also in the process of developing additional complementary Shaka product and service offerings.

In the first quarter of 2022, the Company continued its BaaS initiatives with a minority equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. During the fourth quarter of 2022, Swell launched a consumer banking application that combines checking, credit and more into one integrated account, with Central Pacific Bank serving as the bank sponsor. In addition, the Company is also collaborating with Swell and Elevate Credit, Inc. ("Elevate"), a provider of digital solutions. During the fourth quarter of 2022, Elevate announced that it had entered into a definitive agreement to be acquired by Park Cities Asset Management, LLC, who is also the largest investor in Swell. Swell did not have a material impact to the Company's financial statements during the year ended December 31, 2022.

COVID-19 Pandemic

The Company deployed a remote workforce plan at the onset of the pandemic in 2020 and has been able to continue operations without disruption as well as maintain its systems and internal controls in light of the measures the Company has taken to prevent the spread of the novel coronavirus disease ("COVID-19"). The Company continues to actively monitor COVID-19 case counts and trends for the safety and protection of our employees and customers. The Company has implemented a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules. Over 95% of the Company's employees are fully vaccinated as of December 31, 2022.

The COVID-19 pandemic caused significant disruption in the local, national and global economies and financial markets. In 2020 and 2021, the COVID-19 pandemic led the U.S. government to take unprecedented actions to support individuals, businesses and the broader national economy. In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") took a number of actions that have significantly affected the financial markets in the United States, including actions that resulted in substantial decreases in market interest rates in 2020 and 2021.

The Company was actively involved in several of the major government and regulatory programs during the pandemic. Through guidance from regulatory agencies, the Company prudently worked with its borrowers impacted by COVID-19 to defer principal payments, interest, and fees. The Company provided initial three-month principal and interest payment forbearance for our residential mortgage customers, and three-month principal and interest payment deferrals for our consumer customers. Both residential mortgage and consumer customers were granted extensions to their forbearance or deferral, if needed. The Company deferred either the full loan payment or the principal component of the loan payment for generally three to six months for its commercial real estate and commercial, financial and agricultural loan customers on a case-by-case basis depending on need. Loans on active payment forbearance or deferrals granted to borrowers impacted by the COVID-19 pandemic peaked at $605 million in May 2020. As of December 31, 2022, there were no loans remaining on active payment forbearance or deferral.

In accordance with the revised interagency guidance issued in April 2020 and Section 4013 of the CARES Act, banks were provided an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of February 29, 2020 (time of modification program implementation) and December 31, 2019, respectively. This relief ended on January 1, 2022. As of December 31, 2022, there were no loans with modifications that did not meet the criteria under Section 4013 of CARES Act or the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)".

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

The Company developed a PPP forgiveness portal and, with assistance from a third party vendor, has assisted its customers with obtaining forgiveness from the SBA. We have received forgiveness payments from the SBA and repayments from borrowers totaling $877.1 million as of December 31, 2022. A total outstanding balance of $2.7 million and net deferred fees of $0.1 million remain as of December 31, 2022.

Business Environment

The majority of our operations are concentrated in the state of Hawaii. As a result, our performance is significantly influenced by the strength of the real estate markets, the tourism industry and economic environment in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

Following the solid performances of our leading economic indicators in 2019, Hawaii's economy was greatly impacted by the COVID-19 pandemic in 2020 and Hawaii's visitor industry continued to be impacted by the COVID-19 pandemic in 2021. On March 26, 2022, the state of Hawaii's mask mandate, Safe Travels Program, and Emergency Proclamation on COVID-19 ended, effectively ending all government-imposed restrictions related to COVID-19.

In 2022, with restrictions lifted, Hawaii's visitor industry improved significantly. According to preliminary year-end statistics from the Hawaii Tourism Authority ("HTA"), approximately 9.2 million total visitors arrived in the state in the year ended December 31, 2022, mainly from the U.S. West and U.S. East as international travelers to Hawaii have not returned in a meaningful way. This was an increase of approximately 36.4% from the 6.8 million visitor arrivals in the year ended December 31, 2021, and is at approximately 89% of the pre-pandemic and record year in 2019. The HTA also reported that total spending by visitors was $19.3 billion in the year ended December 31, 2022, which increased by approximately 47% from the $13.1 billion in the year ended December 31, 2021, and increased by approximately 8.9% from the pre-pandemic and record year in 2019. According to a recent report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals are expected to increase to approximately 9.7 million in 2023 and visitor spending is expected to be approximately $20.9 billion in 2023.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 3.2% in the month of December 2022, The unemployment rate of 3.2% in December 2022 fell below the national seasonally adjusted unemployment rate of 3.5%. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to be around 3.6% in 2023.

Hawaii's economy is measured by the growth of real personal income and real gross state product. The State of Hawaii's Department of Business, Economic Development and Tourism ("DBEDT") is expected to report real personal income declined by approximately 4.6% but real gross state product grew by approximately 2.6% for 2022. DBEDT projects real personal income to grow by 0.7% and real gross state product to grow by 1.7% for 2023.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. According to the Honolulu Board of Realtors, the median resale price for a single-family home on Oahu exceeded $1 million in all months during 2022. For the year ended December 31, 2022, the median price for a single-family home on Oahu was $1,105,000, representing an increase of 11.6% from the median resale price of $990,000 for the year ended December 31, 2021. The median resale price for condominiums on Oahu was $510,000 for the year ended December 31, 2022, representing an increase of 7.4% from the median resale price of $475,000 for the year ended December 31, 2021. Oahu unit sales volume decreased by 23.2% for single-family homes, and decreased by 11.8% for condominiums in 2022 from 2021 due to rising mortgage interest rates.

As we have seen in the past, our operating results are significantly impacted by the economy in Hawaii and the composition of our loan portfolio. Loan demand, deposit growth, provision for credit losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. If the residential and commercial real estate markets we have exposure to deteriorate, our results of operations would be negatively impacted. See the "Overview of Results of Operations—Concentrations of Credit Risk" section for a further discussion on how a deteriorating real estate market, combined with the concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

Changes in monetary policy, including changes in interest rates, could influence, among other things, (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities.

In an attempt to help the overall economy during the pandemic, the FRB kept interest rates low through its targeted Fed Funds rate. In an effort to rein in inflation, the FRB aggressively increased interest rates during 2022. During the first quarter of 2022, the FRB increased the Federal Funds target range by 25 bp for the first time since 2018 to 0.25-0.50%. During the second quarter of 2022, the FRB increased the Federal Funds target range by 50 bp (the largest rate hike since 2000) in May and another 75 bp (the largest rate hike since 1994) in June to end the quarter at a target range of 1.50-1.75%. In July, September and November 2022, the FRB hiked rates for the fourth, fifth and sixth time this year by an additional 75 bp each. In December 2022, the FRB increased rates for the seventh consecutive time in 2022. The latest 50 bp increase brings the target range to 4.25-4.50%, which is the highest it has been in 15 years. Federal Reserve officials have indicated that they intend to keep interest rates high in 2023. The Company anticipates its average loan yield will continue to increase in the rising interest rate environment. Deposit and borrowing costs will also increase. The extent will depend on the competitive market environment and the Company's ability to retain and grow lower cost deposits. Such factors will influence the future direction of the net interest margin.

In addition to the impacts from changes in monetary policy, other economic conditions may impact financial results in future periods. Inflationary concerns, labor shortages, changes to the political and regulatory environment, supply chain disruptions, including geopolitical conflicts, could adversely impact the economy which could negatively impact our financial results as well as our customers’ creditworthiness. In light of these potential issues, we continue to monitor our liquidity. Refer to "Part II, Item 7 - Liquidity and Borrowing Arrangements" for discussion.

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

The Company identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2022, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report.

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through December 31, 2022, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

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

Overview of Results of Operations

2022 vs. 2021 Comparison

In 2022, we recognized net income of $73.9 million, or fully diluted earnings per common share ("EPS") of $2.68, compared to net income of $79.9 million, or EPS of $2.83, in 2021. Our ROA and ROE for 2022 was 1.01% and 15.47%, respectively, compared to 1.13% and 14.38%, respectively, in 2021.

We recorded a credit to the provision for credit losses of $1.3 million in 2022, compared to a credit to the provision of $14.6 million in 2021.

Net interest income increased by $4.5 million from 2021 to 2022, primarily driven by higher average loans and investment securities balances and higher yields earned on interest-earning assets, partially offset by lower net interest income and fees on PPP loans, combined with higher deposit and borrowing costs due to the increase in interest rates in 2022.

Other operating income increased by $4.9 million from 2021 to 2022. The increase in other operating income was primarily due to the gain on sale of Visa Class B common stock and higher service charges on deposit accounts, partially offset by lower mortgage banking income and lower income from bank-owned life insurance. See Table 4 - Components of Other Operating Income for more information.

Other operating expense increased by $2.9 million from 2021 to 2022. The increase was primarily due to higher pension expense (included in other) and higher computer software expense, partially offset by lower directors' deferred compensation plan expense (included in other), lower salaries and employee benefits expense, and lower advertising expense. The higher pension expense is primarily attributable to the termination and settlement of the Company's defined benefit retirement plan resulting in a one-time noncash settlement charge of $4.9 million. See Table 5 - Components of Other Operating Expense for more information.

2021 vs. 2020 Comparison

In 2021, we recognized net income of $79.9 million, or EPS of $2.83, compared to net income of $37.3 million, or EPS of $1.32, in 2020. Our ROA and ROE for 2021 was 1.13% and 14.38%, respectively, compared to 0.58% and 6.85%, respectively, in 2020.

We recorded a credit to the provision for credit losses of $14.6 million in 2021, compared to a debit of $42.1 million in 2020. The credit to the provision for credit losses in 2021 was driven by the improved economic forecast assumptions used in our credit reserve modeling, improvements in the loan portfolio and lower net charge-offs in 2021.

Net interest income increased by $13.4 million from 2020 to 2021, primarily driven by higher net interest income and fees on PPP loans, combined with lower deposit and borrowing costs due to the historically low interest rate environment we were operating in during 2021, partially offset by lower yields earned on the loans and investment securities portfolios.

Other operating income decreased by $2.1 million from 2020 to 2021. The decrease in other operating income was primarily due to lower mortgage banking income, partially offset by higher ATM fees included in other service charges and fees. See Table 4 - Components of Other Operating Income for more information.

Other operating expense increased by $11.3 million from 2020 to 2021. The increase in other operating expense was primarily due to higher salaries and employee benefits, higher legal and professional expenses, higher advertising expense, and higher directors' deferred compensation plan expense. The higher salaries and employee benefits in 2021 is primarily attributable to strategic hirings for the Company's RISE2020 and BaaS initiatives, higher incentive compensation due to stronger Company performance, and non-recurring severance costs. See Table 5 - Components of Other Operating Expense for more information.

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

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2022			2021			2020
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$80,096	0.92%	$740	$191,967	0.14%	$262	$13,980	0.33%	$46
Investment securities, excluding valuation allowance:
Taxable (1)	1,455,246	1.93	28,062	1,269,900	1.77	22,505	1,037,209	2.25	23,371
Tax-exempt (1)	159,120	2.55	4,056	101,877	2.45	2,496	96,217	3.15	3,028
Total investment securities	1,614,366	1.99	32,118	1,371,777	1.82	25,001	1,133,426	2.33	26,399
Loans, incl. loans-held-for-sale (2)	5,298,573	3.78	200,280	5,071,516	3.82	193,778	4,855,169	3.83	186,129
Federal Home Loan Bank ("FHLB") stock	10,197	3.63	370	7,933	3.09	245	12,591	3.81	480
Total interest-earning assets	7,003,232	3.33	233,508	6,643,193	3.30	219,286	6,015,166	3.54	213,054
Noninterest-earning assets	337,029			434,832			403,495
Total assets	$7,340,261			$7,078,025			$6,418,661

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,438,232	0.06%	$806	$1,300,022	0.03%	$384	$1,078,589	0.05%	$510
Savings and money market deposits	2,208,630	0.19	4,188	2,099,388	0.06	1,240	1,830,972	0.13	2,416
Time deposits up to $250,000	245,599	0.70	1,723	230,705	0.34	795	257,708	0.75	1,921
Time deposits over $250,000	494,943	0.89	4,391	551,831	0.22	1,197	696,650	0.80	5,568
Total interest-bearing deposits	4,387,404	0.25	11,108	4,181,946	0.09	3,616	3,863,919	0.27	10,415
FHLB advances and other short-term borrowings	37,211	2.84	1,055	607	0.30	2	89,904	0.80	718
Long-term debt	105,732	4.66	4,930	105,488	3.88	4,097	117,100	3.08	3,602
Total interest-bearing liabilities	4,530,347	0.38	17,093	4,288,041	0.18	7,715	4,070,923	0.36	14,735
Noninterest-bearing deposits	2,216,645			2,117,423			1,691,958
Other liabilities	115,478			116,936			111,859
Total liabilities	6,862,470			6,522,400			5,874,740
Shareholders' equity	477,775			555,600			543,919
Non-controlling interest	16			25			2
Total equity	477,791			555,625			543,921
Total liabilities and equity	$7,340,261			$7,078,025			$6,418,661

Net interest income			$216,415			$211,571			$198,319

Interest rate spread		2.95%			3.12%			3.18%

Net interest margin		3.09%			3.18%			3.30%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$(155)	$633	$478	$583	$(367)	$216
Investment securities, excluding valuation allowance:
Taxable	3,251	2,306	5,557	5,233	(6,099)	(866)
Tax-exempt	1,401	159	1,560	179	(711)	(532)
Total investment securities	4,652	2,465	7,117	5,412	(6,810)	(1,398)
Loans, incl. loans-held-for-sale	8,631	(2,129)	6,502	8,163	(514)	7,649
FHLB stock	70	55	125	(178)	(57)	(235)
Total interest-earning assets	13,198	1,024	14,222	13,980	(7,748)	6,232

Interest-bearing liabilities
Interest-bearing demand deposits	37	385	422	118	(244)	(126)
Savings and money market deposits	66	2,882	2,948	338	(1,514)	(1,176)
Time deposits up to $250,000	51	877	928	(199)	(927)	(1,126)
Time deposits over $250,000	(125)	3,319	3,194	(1,162)	(3,209)	(4,371)
Total interest-bearing deposits	29	7,463	7,492	(905)	(5,894)	(6,799)
FHLB advances and other short-term borrowings	110	943	1,053	(713)	(3)	(716)
Long-term debt	9	824	833	(355)	850	495
Total interest-bearing liabilities	148	9,230	9,378	(1,973)	(5,047)	(7,020)

Net interest income	$13,050	$(8,206)	$4,844	$15,953	$(2,701)	$13,252

The banking and financial services industry in the state of Hawaii generally, and particularly in our target market areas, is highly competitive. Net interest income is our primary source of earnings and is derived primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. Net interest income (expressed on a taxable-equivalent basis) totaled $216.4 million in 2022, which increased by $4.8 million, or 2.3%, from $211.6 million in 2021, which increased by $13.3 million, or 6.7%, from net interest income of $198.3 million recognized in 2020. The increase in net interest income for 2022 was primarily the result of higher average investment securities and loan balances, combined with higher average yields on investment securities and core loans (or total loans excluding PPP loans), partially offset by lower net interest income and fees on PPP loans, and higher deposit and borrowing costs due to the rising interest rate environment in 2022. In 2022, the Company recognized net interest income and fees on PPP loans of $3.6 million, compared to $26.4 million in 2021.

Average yields earned on our interest-earning assets increased by 3 bp in the year ended December 31, 2022, from the year ended December 31, 2021. The increase in average yields earned on interest-earning assets in 2022 was primarily attributable to the 17 bp increase in average yields earned on investment securities and the 15 bp increase in average yields earned on core loans (or total loans excluding PPP loans). Excluding net interest income and fee on PPP loans, the normalized average yield on core loans was 3.73%% in 2022, compared to the normalized average yield on core loans of 3.58%% in 2021.

Average rates paid on our interest-bearing liabilities in the year ended December 31, 2022 increased by 20 bp from the year ended December 31, 2021. The increase in average rates paid on our interest-bearing liabilities in 2022 was primarily attributable to the rising interest rate environment in 2022.

In the first quarter of 2022, the Company entered into a forward starting interest rate swap on certain municipal debt securities with a notional amount of $115.5 million. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. This transaction has an effective date of March 31, 2024 and a maturity date of March 31, 2029.

In the third quarter of 2021, $104.4 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy. We received $104.5 million in gross proceeds and reinvested the proceeds in $98.8 million in higher yield investment securities with an average yield of 1.55% and a weighted average life of 6.1 years. The investment securities sold had an average yield of 1.13% and a weighted average life of 2.6 years. Gross realized gains and losses on the sale of the investment securities were $1.1 million and $1.0 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2021, $175.0 million in available-for-sale were sold as part of an investment portfolio rebalancing strategy. We received $175.0 million in gross proceeds and reinvested the proceeds in $186.1 million in higher yield investment securities with an average yield of 1.70% and a weighted average life of 6.9 years. The investment securities sold had an average yield of -0.11% and a weighted average life of 1.6 years. Gross realized losses and gains on the sale of the investment securities were $2.2 million and $2.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Interest Income

Our primary sources of interest income include interest on loans, which represented 85.8%, 88.4%, and 87.4% of taxable-equivalent interest income in 2022, 2021 and 2020, respectively, as well as interest earned on investment securities, which represented 13.8%, 11.4% and 12.4% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $233.5 million in 2022 increased by $14.2 million, or 6.5%, from the $219.3 million earned in 2021, which increased by $6.2 million, or 2.9%, from the $213.1 million earned in 2020.

The increase in interest income in 2022 from 2021 was primarily due to higher average investment securities balances of $242.6 million, which contributed to an increase of $4.7 million in current year interest income, and higher average core loan (or total loans excluding PPP loans) balances of $227.1 million, which contributed to an increase of $14.9 million in current year interest income. In addition, the average yield earned on investment securities and the average normalized yield on core loans (or total loans excluding PPP) increased by 17 bp and 15 bp, respectively, which increased interest income by approximately $2.5 million and $15.2 million, respectively. These increases were partially offset by the aforementioned decline in PPP net interest income and loan fees from $26.4 million in 2021 to $3.6 million in 2022.

The increase in interest income in 2021 from 2020 was primarily due to higher net interest income and fees on PPP loans of $26.4 million in 2021, compared to $12.2 million in 2020, due to higher forgiveness and payoffs, combined with the $238.4 million increase in average investment securities which contributed to an increase of $5.4 million in interest income. These increases were partially offset by a decline in average yields earned on the investment securities portfolio of 51 bp, which contributed to decline in interest income of $6.8 million. In addition, the normalized average yield on core loans (or total loans excluding PPP loans) declined by 29 bp.

Interest Expense

In 2022, interest expense was $17.1 million which represented an increase of $9.4 million, or 121.6%, compared to interest expense of $7.7 million in 2021, which was a decrease of $7.0 million, or 47.6%, compared to $14.7 million in 2020.

In 2022, the increases in the average rates paid on interest-bearing deposits of 16 bp, FHLB advances and other short-term borrowings of 254 bp, and long-term debt of 78 bp, contributed to the increase in interest expense in 2022 from 2021 of $7.5 million, $0.9 million, and $0.8 million, respectively.

In 2021, the decreases in the average rates paid on savings and money market deposits of 7 bp, time deposits up to $250,000 of 41 bp, and time deposits of over $250,000 of 58 bp, contributed to the decrease in interest expense in 2021 from 2020 of $1.5 million, $0.9 million, and $3.2 million, respectively. In addition, the decreases in average time deposits over $250,000 and FHLB advances and other short-term borrowings contributed to the decrease in 2021 interest expense of $1.2 million and $0.7 million, respectively.

Net Interest Margin

Our net interest margin was 3.09%, 3.18% and 3.30% in 2022, 2021 and 2020, respectively. The decrease in our net interest margin in 2022 from 2021 was primarily due to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with higher rates paid on interest-bearing deposits and borrowings. Excluding the PPP net interest income and net loan fees of $3.6 million, $26.4 million, and $12.2 million in the years ended December 31, 2022, 2021, and 2020, respectively, our net interest margin was 3.05%, 2.96%, and 3.29% in the years ended December 31, 2022, 2021, and 2020, respectively.

The decrease in our net interest margin in 2021 from 2020 was primarily due to lower yields on our interest-earning assets due to the historically low interest rate environment we were operating in during 2021 due to the pandemic environment. Average yields earned on interest-earning assets declined by 24 bp, led by declines in average yields earned on investment securities of 51 bp. Excluding net interest income and fees on PPP loans, our normalized average yield on loans declined by 29 bp. These decreases were partially offset by a 18 bp decrease in average rates paid on interest-bearing liabilities.

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

Table 3. Non-GAAP Financial Measures

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Net interest income - Excluding PPP loans	$211,925	$184,695	$185,478
Add: Net interest income on PPP loans	3,638	26,352	12,205
Net interest income - Reported	$215,563	$211,047	$197,683

Average interest earning assets - Excluding PPP loans	$6,974,032	$6,253,398	$5,656,904
Add: Average PPP loans	29,200	389,795	358,262
Average interest earning assets - Reported	$7,003,232	$6,643,193	$6,015,166

Net interest margin - Excluding PPP loans	3.05%	2.96%	3.29%
Add: Impact of PPP loans on net interest margin	0.04	0.22	0.01
Net interest margin - Reported	3.09%	3.18%	3.30%

Interest income and fees on loans - Excluding PPP loans	$196,642	$167,426	$173,924
Add: Net interest income and fees on PPP loans	3,638	26,352	12,205
interest income and fees on loans - Reported	$200,280	$193,778	$186,129

Average core loans - Excluding PPP loans	$5,269,373	$4,681,721	$4,496,907
Add: Average PPP loans	29,200	389,795	358,262
Average total loans - Reported	$5,298,573	$5,071,516	$4,855,169

Average yield on core loans - Excluding PPP loans	3.73%	3.58%	3.87%
Add: Impact of PPP loans on average yield on loans	0.05	0.24	(0.04)
Average yield on total loans - Reported	3.78%	3.82%	3.83%

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods indicated.

Table 4. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2022	2021	2022	2021
(Dollars in thousands)	2022	2021	2020	to 2021	to 2020	to 2021	to 2020
Mortgage banking income:
Net loan servicing fees	$2,259	$2,733	$2,754	$(474)	$(21)	(17.3)%	(0.8)%
Amortization of mortgage servicing rights	(1,295)	(3,468)	(6,167)	2,173	2,699	(62.7)	(43.8)
Net gain on sale of residential mortgage loans	1,778	6,376	16,043	(4,598)	(9,667)	(72.1)	(60.3)
Unrealized gain (loss) on interest rate locks	8	98	(76)	(90)	174	(91.8)	(228.9)
Loan placement fees	1,060	1,993	1,128	(933)	865	(46.8)	76.7
Service charges on deposit accounts	8,197	6,358	6,234	1,839	124	28.9	2.0
Other service charges and fees	19,025	18,367	14,867	658	3,500	3.6	23.5
Income from fiduciary activities	4,565	5,075	4,829	(510)	246	(10.0)	5.1
Income from bank-owned life insurance	1,865	3,493	3,803	(1,628)	(310)	(46.6)	(8.2)
Net gains (losses) on sales of investment securities	8,506	150	(201)	8,356	351	5,570.7	(174.6)
Other:
Equity in earnings of unconsolidated entities	186	364	415	(178)	(51)	(48.9)	(12.3)
Net loss on sales of foreclosed assets	—	—	(15)	—	15	N.M.	(100.0)	(*)
Income recovered on nonaccrual loans previously charged-off	279	261	180	18	81	6.9	45.0
Other recoveries	100	81	126	19	(45)	23.5	(35.7)
Commissions on sale of checks	307	307	279	—	28	—	10.0
Other	1,079	872	999	207	(127)	23.7	(12.7)
Total other operating income	$47,919	$43,060	$45,198	$4,859	$(2,138)	11.3	(4.7)

Total other operating income as a percentage of average assets	0.65%	0.61%	0.70%

(*) Not meaningful ("N.M.")

Total other operating income of $47.9 million in 2022 increased by $4.9 million, or 11.3%, from the $43.1 million earned in 2021, which decreased by $2.1 million, or 4.7%, from the $45.2 million earned in 2020.

The increase in other operating income in 2022 from 2021 was primarily due to the $8.5 million gain on sale of Class B common stock of Visa, Inc. ("Visa") and higher service charges on deposit accounts of $1.8 million. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. These increases were partially offset by lower mortgage banking income of $3.9 million and lower income from bank-owned life insurance ("BOLI") of $1.6 million. The lower mortgage banking income was primarily attributable to fewer loans sold as a result of the increases in interest rates in 2022. The Company's Home Loans division recorded $568.2 million in loan originations in 2022, down from $1.18 billion in loan originations in 2021. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the increase in market interest rates. The decline in income from BOLI in 2022 from 2021 was primarily attributable to significant market volatility. The Company has certain company-owned life insurance policies used to hedge its deferred compensation plans, which are tied to the equity markets and had losses in 2022, therefore, the Company has also recognized offsetting negative deferred compensation expense in other operating expenses.

The decrease in other operating income in 2021 from 2020 was primarily due to lower mortgage banking income of $6.0 million and lower bank-owned life insurance of $0.3 million, partially offset by higher other service charges and fees of $3.5 million. The lower mortgage banking income was attributable to fewer loans sold as more loans were placed in our residential mortgage loan portfolio in 2021 compared to 2020, combined with thinner gain on sale margins. The Company's Home Loans division had another impressive year with $1.18 billion in loan originations in 2021, down just slightly from the record $1.20 billion in loan originations in 2020. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the increase in market interest rates. These decreases were partially offset by higher other service charges and fees, primarily attributable to higher ATM and debit card fees. During the second quarter of 2020, certain service charges were suspended to support our customers through the pandemic. In addition, there were less transactional activity due to the pandemic resulting in lower service charges on deposit accounts and other service charges and fees during 2020.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for the periods indicated.

Table 5. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2022	2021	2022	2021
(Dollars in thousands)	2022	2021	2020	to 2021	to 2020	to 2021	to 2020
Salaries and employee benefits	$88,781	$90,213	$83,848	$(1,432)	$6,365	(1.6)%	7.6%
Net occupancy	16,963	16,133	15,162	830	971	5.1	6.4
Legal and professional services	10,792	10,452	9,035	340	1,417	3.3	15.7
Computer software expense	14,840	13,304	12,717	1,536	587	11.5	4.6
Communication expense	2,958	3,271	3,225	(313)	46	(9.6)	1.4
Equipment	4,238	4,344	4,531	(106)	(187)	(2.4)	(4.1)
Advertising expense	4,151	5,495	3,791	(1,344)	1,704	(24.5)	44.9
Other:
Pension plan and SERP expense	5,339	1,254	1,253	4,085	1	325.8	0.1
Foreclosed asset expense	1	3	71	(2)	(68)	(66.7)	(95.8)
Charitable contributions	453	179	272	274	(93)	153.1	(34.2)
FDIC insurance assessment	2,322	2,197	1,857	125	340	5.7	18.3
Miscellaneous loan expenses	1,339	1,657	1,708	(318)	(51)	(19.2)	(3.0)
ATM and debit card expenses	3,025	3,149	2,289	(124)	860	(3.9)	37.6
Armored car expenses	1,068	891	966	177	(75)	19.9	(7.8)
Entertainment and promotions	1,513	1,289	797	224	492	17.4	61.7
Stationery and supplies	722	903	890	(181)	13	(20.0)	1.5
Directors' fees and expenses	1,290	876	863	414	13	47.3	1.5
Directors' deferred compensation plan expense	(1,029)	1,292	(911)	(2,321)	2,203	(179.6)	(241.8)
Branch consolidation costs	612	436	1,631	176	(1,195)	40.4	(73.3)
Litigation settlement	—	—	750	—	(750)	N.M.	(100.0)	(*)
FHLB advance prepayment fee	—	—	747	—	(747)	N.M.	(100.0)	(*)
Loss (gain) on disposal of fixed assets	5	101	552	(96)	(451)	(95.0)	(81.7)
Other	6,603	5,607	5,693	996	(86)	17.8	(1.5)
Total other operating expense	$165,986	$163,046	$151,737	$2,940	$11,309	1.8	7.5

Total other operating expense as a percentage of average assets	2.26%	2.30%	2.36%

(*) Not meaningful ("N.M.")

Note: Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

Total other operating expense of $166.0 million in 2022 increased by $2.9 million, or 1.8%, from total operating expense of $163.0 million in 2021, which increased by $11.3 million, or 7.5%, compared to 2020.

The increase in total other operating expense in 2022, compared to 2021, was primarily due to higher pension plan and SERP expenses of $4.1 million, higher computer software expense of $1.5 million, and higher net occupancy expense of $0.8 million, partially offset by lower directors' deferred compensation plan expenses of $2.3 million, lower salaries and employee benefits of $1.4 million, and lower advertising expense of $1.3 million. The increase in pension plan and SERP expense was primarily attributable to a one-time non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan. The lower directors' deferred compensation plan expenses was primarily due to volatility in the equity markets.

The increase in total other operating expense in 2021, compared to 2020, was primarily due to a higher salaries and employee benefits of $6.4 million, higher net occupancy expense of $1.0 million, higher legal and professional services of $1.4 million, higher advertising expense of $1.7 million, and higher directors' deferred compensation plan expenses of $2.2 million. The increase in salaries and employee benefits is primarily due to strategic hiring for our RISE2020 and BaaS initiatives, higher incentive compensation due to improved Company performance and nonrecurring severance payments. The higher advertising expense is primarily due to the Company's new branding along with marketing expenses for our new Shaka product. Fluctuations in the directors' deferred compensation expense are primarily due to volatility in the equity markets. These increases were partially offset by several nonrecurring expenses in late 2020 which included: $1.6 million in branch consolidation costs related to the consolidation of three in-store branches and one traditional branch in 2020 compared to $0.4 million in branch consolidation costs related to the consolidation of one traditional branch in 2021, $0.8 million in settlements of legal proceedings, a $0.7 million FHLB advance prepayment fee, and $0.6 million in losses on disposal of fixed assets in 2020, compared to $0.1 million in losses in 2021.

The following table sets forth a reconciliation to our efficiency ratio for each of the dates indicated and the impact of the reclassification of the provision for credit losses in the consolidated statements of income:

Table 6. Reconciliation of Efficiency Ratio

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
As Reclassified:
Total other operating expenses	$165,986	$163,046	$151,737

Net interest income	215,563	211,047	197,683
Total other operating income	47,919	43,060	45,198
Total revenue	$263,482	$254,107	$242,881

Efficiency ratio	63.00%	64.16%	62.47%

Unadjusted:
Total other operating expenses	$165,986	$163,046	$154,731

Net interest income	$215,563	$211,047	$197,683
Total other operating income	47,919	43,060	45,198
Total revenue	$263,482	$254,107	$242,881

Efficiency ratio	63.00%	64.16%	63.71%

Impact of Change:
Total operating expenses	$—	$—	$(2,994)

Net interest income	—	—	—
Total other operating income	—	—	—
Total revenue	$—	$—	$—

Efficiency ratio	—%	—%	(1.24)%

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

Our efficiency ratio improved to 63.00% in 2022, compared to 64.16% in 2021 and 62.47% (as reclassified) in 2020. The improvement in our efficiency ratio in 2022 compared to 2021, was primarily driven by the aforementioned increases in net interest income and other operating income, offset by the increase in other operating expense.

In 2021, the provision for off-balance sheet credit exposures was reclassified from other operating expense and is now included in the provision for credit losses in the consolidated statements of income. The efficiency ratio in 2020 has been adjusted retrospectively to reflect this change.

Income Taxes

In 2022, the Company recorded income tax expense of $24.8 million, compared to $25.8 million in 2021, and $11.8 million in 2020. Our effective tax rate was 25.2% in 2022 compared to 24.4% in 2021 and 24.0% in 2020.

The decrease in income tax expense in 2022 from 2021 was primarily due to lower pre-tax income. The increase in the effective tax rate in 2022 from 2021 was primarily attributable to lower tax-exempt income from BOLI, decreasing the impact of net favorable permanent differences.

The increase in income tax expense and the effective tax rate in 2021 from 2020 was primarily attributable to higher pre-tax income, primarily due to a credit to the provision for credit losses.

As of December 31, 2022, the valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $48.5 million as of December 31, 2022, compared to a net DTA of $25.8 million as of December 31, 2021, and is included in other assets in the Company's consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded U.S. corporations, among other changes. As of December 31, 2022, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on income tax expense.

Financial Condition

Total assets of $7.43 billion at December 31, 2022 increased by $13.7 million, or 0.2%, from the $7.42 billion at December 31, 2021, and total liabilities of $6.98 billion at December 31, 2022 increased by $119.1 million, or 1.7%, from the $6.86 billion at December 31, 2021. The increase in total assets and total liabilities in 2022 was primarily due to our strong loan and deposit growth.

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

Loans totaled $5.56 billion at December 31, 2022, which increased by $453.8 million, or 8.9%, from the $5.10 billion at December 31, 2021, which increased by $137.5 million, or 2.8%, from the $4.96 billion held at December 31, 2020. Core loans, or total loans excluding PPP loans, increased by $542.6 million, or 10.8%, in 2022. The increase in our loan portfolio in 2022 was largely due to strong demand from new and existing customers. The increase in total loans included net increases in the following loan portfolios: other commercial, financial, and agricultural of $13.8 million, or 2.6%, construction of $43.9 million, or 35.7%, residential mortgage of $65.0 million, or 3.5%, home equity of $102.1 million, or 16.0%, commercial mortgage of $142.9 million, or 11.7%, and consumer of $174.9 million, or 28.0%. These increases were offset by a net decrease in the PPP loan portfolio of $88.8 million. In 2022, we did not foreclose on any loans. In addition, we recorded loan charge-offs of $8.4 million.

The following table sets forth information regarding outstanding loans, net of deferred (fees) costs, by category as of the dates indicated.

Table 7. Loans by Categories

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$2,555	$91,327
Other	543,947	530,121
Real estate:
Construction	166,723	122,867
Residential mortgage	1,940,999	1,875,980
Home equity	739,380	637,249
Commercial mortgage	1,363,075	1,220,204
Consumer	798,787	623,901
Total loans, net of deferred fees and costs	5,555,466	5,101,649
Allowance for credit losses	(63,738)	(68,097)
Net loans	$5,491,728	$5,033,552

The following table sets forth the geographic distribution of our loan portfolio, net of deferred (fees) costs, and related ACL as of the dates indicated.

Table 8. Loans by Geographic Distribution

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
Commercial, financial and agricultural:
SBA PPP	$2,555	$—	$2,555	$87,459	$3,868	$91,327
Other	383,665	160,282	543,947	422,388	107,733	530,121
Real estate:
Construction	150,208	16,515	166,723	122,867	—	122,867
Residential mortgage	1,940,999	—	1,940,999	1,875,980	—	1,875,980
Home equity	739,380	—	739,380	637,249	—	637,249
Commercial mortgage	1,029,708	333,367	1,363,075	922,146	298,058	1,220,204
Consumer	346,789	451,998	798,787	333,843	290,058	623,901
Total loans, net of deferred fees and costs	4,593,304	962,162	5,555,466	4,401,932	699,717	5,101,649
Allowance for credit losses	(45,169)	(18,569)	(63,738)	(55,808)	(12,289)	(68,097)
Net loans	$4,548,135	$943,593	$5,491,728	$4,346,124	$687,428	$5,033,552

Commercial, Financial and Agricultural - Small Business Administration Payroll Protection Program

The bank is a SBA approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan. The Company saw tremendous interest in the PPP. The SBA began accepting submissions for the initial round of PPP loans on April 3, 2020. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act added an additional round of funding for the PPP. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Through the end of the second round in August 2020, the Company funded over 7,200 PPP loans totaling $558.9 million and received gross processing fees of $21.2 million. In December 2020, the Consolidated Appropriations Act, 2021 was passed which among other things, included a third round of funding and a new simplified forgiveness procedure for PPP loans of $150,000 or less. During 2021, the Company funded over 4,600 loans totaling $320.9 million in the third round, which ended on May 31, 2021, and received additional gross processing fees of $18.4 million. The Company developed a PPP forgiveness portal and with assistance from a third party vendor has assisted its customers with applying for forgiveness from the SBA. We have received forgiveness payments and repayments from borrowers totaling over $877.1 million as of December 31, 2022. A total outstanding balance of $2.7 million and net deferred fees of $0.1 million remain as of December 31, 2022.

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

In 2022, our commercial, financial, and agricultural loan portfolio, excluding PPP loans, increased by $13.8 million, which was attributable to an increase in the U.S. Mainland portfolio of $52.5 million, offset by a decline in the Hawaii portfolio of $38.7 million. Our commercial, financial, and agricultural loan portfolio, excluding PPP loans, decreased by $15.0 million in 2021.

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

In 2022, our construction loan portfolio increased by $43.9 million. Our construction loan portfolio decreased by $2.5 million in 2021. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $68.6 million at December 31, 2022, compared to $51.3 million in the prior year, while remaining interest reserves was $10.5 million, or 15.3% of the outstanding principal balance of loans with interest reserves at December 31, 2022, compared to $5.2 million, or 10.1% of the outstanding principal balance of loans with interest reserves at December 31, 2021.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 9. Mortgage Loan Portfolio Composition

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential:
Closed-end loans	$1,940,999	48.0%	$1,875,980	50.2%
Home equity line-of-credit ("HELOC")	739,380	18.3	637,249	17.1
Subtotal	2,680,379	66.3	2,513,229	67.3

Commercial mortgage	1,363,075	33.7	1,220,204	32.7
Total mortgage loans	$4,043,454	100.0%	$3,733,433	100.0%

Residential

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed-rate and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan origination size of approximately $0.6 million, marketable collateral and a stable Hawaii residential real estate market, credit losses on residential mortgage loans have been minimal during the past several years. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2022 totaled $1.94 billion, increasing by $65.0 million, or 3.5%, from the $1.88 billion held at year-end 2021, which increased by $185.8 million, or 11.0%, from the $1.69 billion held at year-end 2020. The increase in closed-end residential mortgage loan balances in 2022 was primarily due to a higher amount of loans placed in the residential mortgage portfolio.

Residential mortgage loans held for sale at December 31, 2022 totaled $1.1 million, a decrease of $2.4 million, or 68.7%, from the December 31, 2021 balance of $3.5 million, which decreased by $13.2 million, or 78.8%, from the December 31, 2020 balance of $16.7 million. We did not securitize any residential mortgage loans in 2022, 2021 and 2020.

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

HELOC balances as of December 31, 2022 totaled $739.4 million, increasing by $102.1 million, or 16.0%, from the $637.2 million held at December 31, 2021, which increased by $86.0 million, or 15.6%, from the $551.3 million held at December 31, 2020.

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

Commercial mortgage balances as of December 31, 2022 totaled $1.36 billion, increasing by $142.9 million, or 11.7%, from the $1.22 billion held at December 31, 2021, which increased by $63.9 million, or 5.5%, from the $1.16 billion held at December 31, 2020. The increase in commercial mortgage balances in 2022 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 10. Consumer Loan Portfolio Composition

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Automobile	$368,266	46.1%	$298,415	47.8%
Purchased unsecured consumer	314,925	39.4	205,599	33.0
Other revolving credit plans	80,351	10.1	78,673	12.6
Student loans	1,064	0.1	1,862	0.3
Other	34,181	4.3	39,352	6.3
Total consumer	$798,787	100.0%	$623,901	100.0%

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

Consumer loans totaled $798.8 million at December 31, 2022, increasing by $174.9 million, or 28.0%, from December 31, 2021 of $623.9 million, which increased by $144.5 million, or 30.1%, compared to the $479.4 million held at December 31, 2020.

At December 31, 2022, automobile loans, primarily indirect dealer loans, comprised 46.1% of consumer loans outstanding. Total automobile loans of $368.3 million at December 31, 2022 increased by $69.9 million, or 23.4%, from December 31, 2021 of $298.4 million, which increased by $47.7 million, or 19.0%, from $250.7 million at December 31, 2020.

In 2022, we purchased $106.2 million in U.S. Mainland automobile portfolios, which included a $4.7 million premium over the $101.5 million outstanding balance. In 2021, we purchased a U.S. Mainland automobile loan portfolio totaling $76.5 million, which included a $5.1 million premium over the $71.4 million outstanding balance. We did not purchase any U.S. Mainland automobile loan portfolios in 2020.

Purchased unsecured consumer loans of $314.9 million at December 31, 2022 increased by $109.3 million, or 53.2%, from December 31, 2021 of $205.6 million, which increased by $108.4 million, or 111.6%, from $97.2 million at December 31, 2020.

In 2022, we purchased $217.2 million in U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $229.3 million, reflecting a net discount of $12.1 million In 2021, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $199.8 million for $190.2 million, reflecting a net discount of $9.6 million. In 2020, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $54.8 million for $53.2 million, reflecting a net discount of $1.6 million.

Other revolving credit plans loans include extensions of credit to individuals and totaled $80.4 million at December 31, 2022, which increased by $1.7 million, or 2.1%, from December 31, 2021 of $78.7 million, which increased by $3.7 million, or 4.9%, from $75.0 million at December 31, 2020.

Total student loans of $1.1 million at December 31, 2022 decreased by $0.8 million, or 42.9%, from December 31, 2021 of $1.9 million, which decreased by $1.2 million, or 38.5%, from $3.0 million at December 31, 2020, primarily due to run-off.

Other consumer loans of $34.2 million at December 31, 2022 decreased by $5.2 million, or 13.1%, from December 31, 2021 of $39.4 million, which decreased by $14.2 million, or 26.5%, from $53.5 million at December 31, 2020.

Concentrations of Credit Risk

As of December 31, 2022, approximately $4.21 billion, or 75.8% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans. As of December 31, 2021, approximately $3.86 billion, or 75.6% of loans outstanding were real estate-related, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the state of Hawaii. Consistent with our focus of being a Hawaii-based bank, 82.7% of our loan portfolio was concentrated in the Hawaii market while 17.3% was concentrated in the U.S. Mainland as of December 31, 2022. As of December 31, 2021, 86.3% and 13.7% were concentrated in the Hawaii market and U.S. Mainland, respectively.

Our foreign credit exposure as of December 31, 2022 and December 31, 2021 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2022, all PPP loans were fixed-rate. Commercial, financial and agricultural loans, excluding PPP loans, were 52.6% fixed-rate and 47.4% variable-rate. Real estate construction loans were 40.2% fixed-rate and 59.8% variable-rate. Residential mortgage loans were 85.9% fixed-rate and 14.1% variable-rate. Home equity lines and loans were 12.8% fixed-rate and 87.2% variable-rate. Commercial mortgage loans were 55.0% fixed-rate and 45.0% variable-rate. Consumer loans were 90.8% fixed-rate and 9.2% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2022. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in Table 22 - Interest Rate Sensitivity.
Table 11. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural - PPP:
With fixed interest rates	$—	$2,654	$—	$—	$2,654
With variable interest rates	—	—	—	—	—
Total commercial, financial and agricultural - PPP	—	2,654	—	—	2,654

Commercial, financial and agricultural - Other:
With fixed interest rates	2,813	136,845	146,692	—	286,350
With variable interest rates	21,790	171,025	14,467	50,863	258,145
Total commercial, financial and agricultural - other	24,603	307,870	161,159	50,863	544,495

Construction:
With fixed interest rates	1,777	7,269	57,110	1,125	67,281
With variable interest rates	13,370	58,595	10,356	17,764	100,085
Total construction	15,147	65,864	67,466	18,889	167,366

Residential mortgage:
With fixed interest rates	767	16,798	223,872	1,426,364	1,667,801
With variable interest rates	10	3,336	14,999	254,310	272,655
Total residential mortgage	777	20,134	238,871	1,680,674	1,940,456

Home equity:
With fixed interest rates	13	15,705	38,061	40,875	94,654
With variable interest rates	3,012	6,329	10,871	622,520	642,732
Total home equity	3,025	22,034	48,932	663,395	737,386

Commercial mortgage:
With fixed interest rates	8,172	169,567	573,330	—	751,069
With variable interest rates	56,251	317,893	239,785	—	613,929
Total commercial mortgage	64,423	487,460	813,115	—	1,364,998

Consumer:
With fixed interest rates	8,290	527,618	93,449	95,720	725,077
With variable interest rates	16,305	31,106	111	26,358	73,880
Total consumer	24,595	558,724	93,560	122,078	798,957

All loans:
With fixed interest rates	21,832	876,456	1,132,514	1,564,084	3,594,886
With variable interest rates	110,738	588,284	290,589	971,815	1,961,426
Gross loans	$132,570	$1,464,740	$1,423,103	$2,535,899	$5,556,312

Provision and Allowance for Credit Losses for Loans

As described above under the "Critical Accounting Policies and Use of Estimates" section, the provision for credit losses ("Provision') for loans is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the ACL for loans to cover expected credit losses for loans. Our methodology for determining the adequacy of the ACL and Provision for loans takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Company maintains its ACL at an appropriate level as of a given balance sheet date to absorb management's best estimate of expected credit losses in its loan portfolios that will likely be realized over the expected life of our loan portfolio. This is based upon management's comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of the appropriateness of the ACL for loans is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a Board-approved policy and methodology.

The following table sets forth certain information with respect to the ACL for loans as of the dates or for the periods indicated.

Table 12. Allowance for Credit Losses for Loans

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Allowance for Credit Losses ("ACL") for Loans
Balance at beginning of period	$68,097	$83,269	$47,971
Adoption of ASU 2016-13	—	—	3,566
Adjusted balance at beginning of period	68,097	83,269	51,537

Charge-offs:
Commercial, financial and agricultural - Other	1,969	1,723	3,026
Real estate:
Residential mortgage	—	—	63
Commercial mortgage	—	—	75
Consumer	6,399	4,402	8,191
Total	8,368	6,125	11,355

Recoveries:
Commercial, financial and agricultural - Other	995	1,004	1,157
Real estate:
Construction	76	1,159	131
Residential mortgage	295	358	229
Home equity	36	9	33
Commercial mortgage	—	73	16
Consumer	2,319	2,673	2,591
Total	3,721	5,276	4,157
Net loan charge-offs	4,647	849	7,198

Provision (credit) for credit losses for loans (1)	288	(14,323)	38,930

Balance at end of period	$63,738	$68,097	$83,269

Average loans outstanding	$5,298,573	$5,071,516	$4,855,169

Ratios:
ACL to total loans	1.15%	1.33%	1.68%
ACL to nonaccrual loans	1,213.83%	1,157.92%	1,344.78%
Net loan charge-offs to average loans outstanding	0.09%	0.02%	0.15%

(1) In 2020, the Company recorded a reserve on accrued interest receivable ("AIR") of $0.2 million for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against AIR with the offset to provision for credit losses. This reserve balance of $0.2 million was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company no longer has a reserve on accrued interest receivable as of December 31, 2021 or 2022. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on AIR.

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

Our ACL for loans at December 31, 2022 totaled $63.7 million, which decreased by $4.4 million, or 6.4%, from $68.1 million at December 31, 2021, which decreased by $15.2 million, or 18.2%, from $83.3 million at December 31, 2020. When expressed as a percentage of total loans, our ACL for loans was 1.15%, 1.33%, and 1.68% as of December 31, 2022, 2021 and 2020, respectively.

During 2022, we recognized a credit to the Provision of $1.3 million, which included a credit to the Provision for off-balance sheet credit exposures of $1.6 million, offset by a debit to the Provision for loans of $0.3 million. During 2021, we recognized a credit to the Provision of $14.6 million, which included a credit to the Provision for loans of $14.3 million, a credit to the Provision for accrued interest receivable of $0.2 million and a credit to the Provision for off-balance sheet credit exposures of $0.1 million. During 2020, we recognized a debit to the Provision of $42.1 million, which included a debit to the Provision for loans of $38.9 million, a debit to the Provision for off-balance sheet credit exposures of $2.9 million and a debit to the Provision for accrued interest receivable of $0.2 million.

The decrease in our ACL for loans as a percentage of total loans from December 31, 2021 to December 31, 2022 and the credit to the Provision in 2022 reflects continued improvements in the economic forecast used in our credit loss modeling and our strong credit quality.

Our ACL for loans as a percentage of our nonaccrual loans increased to 1,213.83% at December 31, 2022 from 1,157.92% at December 31, 2021, which decreased from 1,344.78% at December 31, 2020.

These trends were consistent with the Company's strong credit quality as represented by nonperforming assets of $5.3 million, $5.9 million, and $6.2 million at December 31, 2022, 2021 and 2020, respectively.  Net charge-offs were $4.6 million, $0.8 million, and $7.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

The following table sets forth the allocation of the ACL by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 13. Allocation of Allowance for Credit Losses for Loans

	December 31, 2022		December 31, 2021
(Dollars in thousands)	ACL for Loans	Loan Category as a % of Total Loans	ACL for Loans	Loan Category as a % of Total Loans
Commercial, financial and agricultural:
PPP	$2	—%	$77	1.8%
Other	6,822	9.8	10,314	10.4
Real estate:
Construction	2,867	3.0	3,908	2.4
Residential mortgage	11,804	35.0	12,463	36.8
Home equity	4,114	13.3	4,509	12.5
Commercial mortgage	17,902	24.5	18,411	23.9
Consumer	20,227	14.4	18,415	12.2
Total	$63,738	100.0%	$68,097	100.0%

The ACL allocated to PPP loans totaled $2 thousand, or 0.1%, of total PPP loans at December 31, 2022, compared to $0.1 million, or 0.1% of related loans outstanding at December 31, 2021.

The ACL allocated to other commercial, financial and agricultural loans totaled $6.8 million, or 1.3%, of total other commercial, financial and agricultural loans at December 31, 2022, compared to $10.3 million, or 1.9%, of related loans outstanding at December 31, 2021.

The ACL allocated to construction loans totaled $2.9 million, or 1.7%, of total construction loans at December 31, 2022, compared to $3.9 million, or 3.2%, of related loans outstanding at December 31, 2021.

The ACL allocated to our residential mortgage loans totaled $11.8 million, or 0.6%, of total residential mortgage loans at December 31, 2022, compared to $12.5 million, or 0.7%, of related loans outstanding at December 31, 2021.

The ACL allocated to our home equity loans totaled $4.1 million, or 0.6%, of total home equity loans at December 31, 2022, compared to $4.5 million, or 0.7%, of related loans outstanding at December 31, 2021.

The ACL allocated to commercial mortgage loans totaled $17.9 million, or 1.3%, of total commercial mortgage loans at December 31, 2022, compared to $18.4 million, or 1.5%, of related loans outstanding at December 31, 2021.

The ACL allocated to consumer loans totaled $20.2 million, or 2.5% of total consumer loans at December 31, 2022, compared to $18.4 million, or 3.0% of related loans outstanding at December 31, 2021.

The decreases in the ending ACL amount and the ACL as a percentage of loans across all loan categories is primarily due to the continued improvement in credit quality and the economic forecast used in our credit loss modeling.

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

Table 14. Nonperforming Assets, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonaccrual loans (1)
Commercial, financial and agricultural - Other	$297	$183
Real estate:
Residential mortgage	3,808	4,623
Home equity	570	786
Consumer	576	289
Total nonaccrual loans	5,251	5,881

Other real estate owned ("OREO")
Real estate:
Residential mortgage	—	—
Total OREO	—	—
Total nonperforming assets	5,251	5,881

Accruing loans delinquent for 90 days or more (1)
Commercial, financial and agricultural - Other	39	945
Real estate:
Residential mortgage	559	—
Home equity	—	44
Consumer	1,240	374
Total accruing loans delinquent for 90 days or more	1,838	1,363

Restructured loans still accruing interest (1)
Real estate:
Residential mortgage	1,845	3,768
Commercial mortgage	886	1,043
Consumer	62	92
Total restructured loans still accruing interest	2,793	4,903

Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$9,882	$12,147

(Dollars in thousands)	December 31, 2022	December 31, 2021
Ratios:
Nonaccrual loans as a percentage of loans	0.09%	0.12%
Total NPAs as a percentage of loans and OREO	0.09	0.12
Total NPAs and accruing loans delinquent for 90 days or more as a percentage of loans and OREO	0.13	0.14
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as a percentage of loans and OREO	0.18	0.24
Classified assets and OREO to tier 1 capital and ACL	6.25	6.42

Year-to-date changes in NPAs:
Balance at beginning of year	$5,881	$6,192
Additions	6,774	7,462
Reductions:
Payments	(2,410)	(3,112)
Return to accrual status	(1,677)	(1,358)
Charge-offs, valuation and other adjustments	(3,317)	(3,303)
Total reductions	(7,404)	(7,773)
Balance at end of year	$5,251	$5,881

(1) Section 4013 of the CARES Act and the revised Interagency Statement are being applied to loan modifications related to the COVID-19 pandemic as eligible and applicable. These loan modifications are not included in the delinquent or restructured loan balances presented above.

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, if any, deferrals, and other real estate, totaled $5.3 million, or 0.07% of total assets at December 31, 2022, compared to $5.9 million, or 0.08% of total assets at December 31, 2021. Nonperforming assets at December 31, 2022 were comprised entirely of nonaccrual loans totaling $5.3 million, none of which were loans classified as held for sale.

The decline in 2022 was attributable to $2.4 million in repayments, $1.7 million in loans returned to accrual status and $3.3 million in charge-offs, valuation and other adjustments, partially offset by $6.8 million in gross additions.

Net changes to nonperforming assets by category during 2022 included net decreases in Hawaii residential mortgage loans totaling $0.8 million and Hawaii home equity loans of $0.2 million, partially offset by net increases in consumer loans of $0.3 million and commercial, financial and agricultural loans of $0.1 million.

Loans delinquent for 90 days or more still accruing interest totaled $1.8 million at December 31, 2022, compared to $1.4 million at December 31, 2021.

Troubled debt restructurings ("TDRs") included in nonperforming assets at December 31, 2022 consisted of five Hawaii residential mortgage loans with a combined principal balance of $1.1 million. At December 31, 2021, TDRs included in nonperforming assets consisted of four loans with a principal balance of $0.4 million. There were $2.8 million of TDRs still accruing interest at December 31, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

There were no loan payment forbearance or deferrals for borrowers impacted by the COVID-19 pandemic remaining as of December 31, 2022, compared to $0.4 million as of December 31, 2021.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 6.42% at December 31, 2021 to 6.25% at December 31, 2022.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 15. Distribution of Investment Securities

	December 31, 2022		December 31, 2021
(Dollars in thousands)	HTM (Amortized Cost)	AFS (Fair Value)	HTM (Amortized Cost)	AFS (Fair Value)
Debt securities:
States and political subdivisions	$41,840	$135,752	$—	$236,828
Corporate securities	—	30,211	—	40,646
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	25,715	—	35,334

Mortgage-backed securities:
Residential - U.S. government-sponsored entities ("GSEs")	623,043	423,803	—	1,198,816
Residential - Non-government sponsored entities ("Non-GSEs")	—	8,662	—	12,213
Commercial - U.S. GSEs and agencies	—	46,144	—	65,849
Commercial - Non-GSEs	—	1,507	—	42,013
Total	$664,883	$671,794	$—	$1,631,699

Investment securities totaled $1.34 billion at December 31, 2022, decreasing by $295.0 million, or 18.1%, from the $1.63 billion held at December 31, 2021, which increased by $447.7 million, or 37.8%, from the $1.18 billion at year-end 2020.

The decrease in the investment securities portfolio reflects a market valuation decline on the AFS portfolio of $198.0 million, combined with principal runoff of $201.7 million partially offset by purchases of investment securities of $109.1 million

The significant decline in market valuation on the AFS portfolio was primarily driven by the rising interest rate environment. To mitigate the potential future impact to capital through AOCI, in March 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. In May 2022, the Company transferred an additional 40 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $400.9 million and a fair market value of $343.7 million. On the date of transfer, these securities had a total net unrealized loss of $57.2 million. There was no impact to net income as a result of the reclassifications.

In the third quarter of 2021, $104.4 million in available-for-sale securities were sold as part of an investment portfolio rebalancing strategy. We received $104.5 million in gross proceeds and reinvested the proceeds in $98.8 million in higher yield investment securities with an average yield of 1.55% and a weighted average life of 6.1 years. The investment securities sold had an average yield of 1.13% and a weighted average life of 2.6 years. Gross realized gains and losses on the sale of the investment securities were $1.1 million and $1.0 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

In the second quarter of 2021, $175.0 million in available-for-sale were sold as part of an investment portfolio rebalancing strategy. We received $175.0 million in gross proceeds and reinvested the proceeds in $186.1 million in higher yield investment securities with an average yield of 1.70% and a weighted average life of 6.9 years. The investment securities sold had an average yield of -0.11% and a weighted average life of 1.6 years. Gross realized losses and gains on the sale of the investment securities were $2.2 million and $2.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted-average yields by investment type and maturity grouping at December 31, 2022.

Table 16. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Debt securities - States and political subdivisions:
After ten years	$41,840	2.26%
Total debt securities - States and political subdivisions	41,840	2.26

Residential mortgage-backed securities - U.S. government-sponsored entities ("GSEs"):
After ten years	623,043	1.93
Total residential mortgage-backed securities - U.S. GSEs	623,043	1.93

Total held-to-maturity portfolio	$664,883	1.95%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$5,751	2.91%
After one but within five years	14,934	3.72
After five but within ten years	21,773	3.73
After ten years	93,294	2.29
Total debt securities - States and political subdivisions	135,752	2.70

Debt securities - Corporate:
After five but within ten years	30,211	1.68
Total debt securities - Corporate	30,211	1.68

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
After one but within five years	524	4.59
After five but within ten years	18,574	2.78
After ten years	6,617	4.46
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	25,715	3.25

Residential mortgage-backed securities - U.S. GSEs:
After five but within ten years	16,486	2.40
After ten years	407,317	2.02
Total residential mortgage-backed securities - U.S. GSEs	423,803	2.03

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
After ten years	8,662	3.33
Total residential mortgage-backed securities - Non-GSEs	8,662	3.33

Commercial mortgage-backed securities - U.S. GSEs and agencies:
After one but within five years	21,904	2.86
After ten years	24,240	1.89
Total commercial mortgage-backed securities - U.S. GSEs and agencies	46,144	2.35

Commercial mortgage-backed securities - Non-GSEs:
After five but within ten years	1,507	4.10
Total commercial mortgage-backed securities - Non-GSEs	1,507	4.10

Total available-for-sale portfolio	$671,794	2.24%

Total investment securities	$1,336,677	2.10%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The weighted-average yield of the investment portfolio was 2.10% as of December 31, 2022, which increased by 17 bp from 1.93% as of December 31, 2021.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 17. Deposits by Categories

(Dollars in thousands)	December 31, 2022	December 31, 2021
Noninterest-bearing demand deposits	$2,092,823	$2,291,246
Interest-bearing demand deposits	1,453,167	1,415,277
Savings and money market deposits	2,199,028	2,225,903
Time deposits less than $100,000	181,547	136,584
Other time deposits of $100,000 to $250,000	148,601	88,873
Core deposits	6,075,166	6,157,883
Government time deposits	290,057	214,950
Other time deposits greater than $250,000	371,000	266,325
Total time deposits greater than $250,000	661,057	481,275
Total deposits	$6,736,223	$6,639,158

Total deposits of $6.74 billion at December 31, 2022 increased by $97.1 million, or 1.5%, from total deposits of $6.64 billion at December 31, 2021. Total deposits at December 31, 2021 increased by $843.0 million, or 14.5%, over the year-end 2020 balance of $5.80 billion. The increase in deposits in 2022 reflects net increases in interest-bearing demand deposits of $37.9 million, other time deposits up to $250,000 totaling $104.7 million, government time deposits of $75.1 million, and other time deposits greater than $250,000 (excluding government time deposits) of $104.7 million. The net increases were partially offset by decreases in noninterest-bearing demand deposits of $198.4 million and savings and money market deposits of $26.9 million.

Core deposits totaled $6.08 billion at December 31, 2022 and decreased by $82.72 million, or 1.3%, from December 31, 2021, which increased by $1.02 billion or 19.9% from December 31, 2020. Core deposits as a percentage of total deposits was 90.2% at December 31, 2022, compared to 92.8% at December 31, 2021 and 88.6% at December 31, 2020.

After experiencing large increases in core deposits in 2020 and 2021 primarily due to the deposit of PPP funds and other government stimulus into both new and existing deposit accounts, during the 2022 year, the Company experienced moderation of core deposit balances primarily due to the rising interest rate environment. Going forward, the Company is focused on expanding banking relationships with both commercial and retail customers in the State of Hawaii.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the DFI of the FDIC. The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for most deposit accounts. Our total uninsured deposits were $2.34 billion and $2.38 billion as of December 31, 2022 and December 31, 2021, respectively.

The table below sets forth the contractual maturities of our time deposits greater than $250,000 as of December 31, 2022.

Table 18. Contractual Maturities of Time Deposits Greater Than $250,000

(Dollars in thousands)
Three months or less	$365,232
Over three months through twelve months	277,204
Over one year through three years	14,670
Over three years	3,951
Total time deposits of more than $250,000	$661,057

For additional information regarding the contractual maturities of our time deposits, See Note 9 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the years indicated. Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 58 bp in 2022, while savings and money market deposit rates increased by 13 bp. The average rate paid on all deposits increased 11 bp to 0.17% in 2022 from 0.06% in 2021, which decreased from 0.19% in 2020.

Table 19. Average Balances and Average Rates on Deposits

	Year Ended December 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$2,216,645	—%	$2,117,423	—%
Interest-bearing demand deposits	1,438,232	0.06	1,300,022	0.03
Savings and money market deposits	2,208,630	0.19	2,099,388	0.06
Time deposits	740,542	0.83	782,536	0.25
Total	$6,604,049	0.17	$6,299,369	0.06

We expect overall deposit rates to continue to increase in 2023 based on the Federal Open Market Committee's recent statements and the expectation of additional interest rate increases in 2023. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth our material contractual obligations (excluding deposit liabilities) as of December 31, 2022.

Table 20. Contractual Obligations

	Payments Due By Period
(Dollars in thousands)	Less Than One Year	Greater Than One Year	Total
Short-term borrowings	$5,000	$—	$5,000
Long-term debt	—	106,547	106,547
SERP obligations	573	8,647	9,220
Operating leases	5,100	39,808	44,908
Purchase obligations	13,904	48,786	62,690
Other long-term liabilities	10,996	13,913	24,909
Total	$35,573	$217,701	$253,274

Components of short-term borrowings and long-term debt are discussed in Note 10 - Short-Term Borrowings and Note 11 - Long-Term Debt, respectively, to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." SERP obligations include obligations under our Supplemental Executive Retirement Plans, which are discussed in Note 16 - Pension Plans to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases represent leases on bank premises as discussed in Note 18 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Other long-term liabilities represent expected payments for unfunded commitments related to our investments in LIHTC partnerships and other unconsolidated entities.

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking actions to terminate, the Company's defined benefit retirement plan. Final settlement occurred during the second quarter of 2022. As of December 31, 2022, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

Contractual obligations in Table 20 - Contractual Obligations do not include off-balance sheet arrangements. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 23 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

Capital Resources

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business, and the level of risk and regulatory capital requirements. As part of this ongoing assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital (whether debt and/or equity) or returning capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common and Preferred Equity

Shareholders' equity totaled $452.9 million at December 31, 2022, a decrease of $105.3 million, or 18.9%, from the $558.2 million at December 31, 2021, which increased by $11.5 million, or 2.1%, from December 31, 2020. The decrease in shareholders' equity from December 31, 2021 to December 31, 2022 was primarily attributable to other comprehensive loss of $136.0 million, cash dividends paid of $28.5 million and the repurchase of 868,613 shares of our common stock for a total cost of $20.7 million, under our stock repurchase program, partially offset by net income of $73.9 million. During 2022 we repurchased approximately 3.1% of our common stock outstanding at December 31, 2021.

The increase in shareholders' equity from December 31, 2020 to December 31, 2021 was primarily attributable to net income of $79.9 million, partially offset by accumulated other comprehensive loss of $28.1 million, cash dividends paid of $27.0 million, and the repurchase of 696,894 shares of our common stock for a total cost of $18.7 million, under our stock repurchase program. During 2021 we repurchased approximately 2.5% of our common stock outstanding at December 31, 2020.

When expressed as a percentage of total assets, shareholders' equity was 6.1% at December 31, 2022, compared to 7.5% at December 31, 2021 and 8.3% at December 31, 2020. The decline in the ratio of shareholders' equity to total assets from 2021 to 2022 was primarily due to unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive loss during the year ended December 31, 2022 due to market volatility and the rising interest rate environment. The decline in our ratio of shareholders' equity to total assets from 2020 to 2021 was primarily attributable to the significant increase in total assets in 2021.

Our book value per share was $16.76, $20.14, and $19.40 at year-end 2022, 2021 and 2020, respectively. The decrease in our book value per share from 2021 was primarily attributable to the decrease in shareholders' equity from December 31, 2021 to December 31, 2022 as described above.

Trust Preferred Securities

As of December 31, 2022, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The $30.0 million in floating rate trust preferred securities of Trust IV bear an interest rate of three-month LIBOR plus 2.45% and the $20.0 million in floating rate trust preferred securities of Trust V bear an interest rate of three-month LIBOR plus 1.87%. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the trusts' obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company was not required.

We also previously had CPB Capital Trust I ("Trust I"), which was canceled in August 2014, and CPB Capital Trust II ("Trust II") and CPB Statutory Trust III ("Trust III"), which were both canceled in January 2019.

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The notes are redeemable at our option on any interest payment date on or after November 1, 2025. The subordinated notes totaled $54.3 million as of December 31, 2022, and includes $0.7 million in debt issuance costs, which are being amortized over the expected life.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the bank to pay dividends to it to fund its obligations. As of December 31, 2022, on a stand-alone basis, CPF had an available cash balance of approximately $16.9 million in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2022 and 2021, the bank had Statutory Retained Earnings of $145.7 million and $114.0 million, respectively.

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

In January 2021, the Company’s Board of Directors approved a repurchase plan of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2021 Repurchase Plan").

In 2021, 696,894 shares of common stock, at a cost of $18.7 million, were repurchased under the Company's share repurchase program. A total of $6.3 million remained available for repurchase under the 2021 Repurchase Plan at December 31, 2021.

In January 2022, the Company’s Board of Directors approved a new authorization to repurchase up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaced and superseded in its entirety the 2021 Repurchase Plan.

In 2022, 868,613 shares of common stock, at a cost of $20.7 million, were repurchased under the Company's share repurchase programs. A total of $10.3 million remained available for repurchase under the 2022 Repurchase Plan at December 31, 2022.

In January 2023, the Company’s Board of Directors approved a new authorization to repurchase of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2023 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2023 Repurchase Plan replaces and supersedes in its entirety the 2022 Repurchase Plan. Our ability to repurchase shares is subject to the discretion of our Board of Directors and approval of our regulators, and there can be no assurance that the Board will repurchase shares of our common stock in the future.

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

The Board of Directors overall, and its Board Risk Committee more specifically, oversees cybersecurity risk. The Executive Committee overall, and our Chief Legal Officer, our Chief Technology Officer and our Chief Information Officer more specifically, manages the cybersecurity risk at the operational level. Various reports on cybersecurity are provided to our Executive Committee and a quarterly update is provided to the Board Risk Committee and the Board of Directors.

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

Our risk management team conducts periodic monitoring of our compliance efforts with a special focus on those areas that expose us to compliance risk. The purpose of the periodic monitoring is to verify whether our employees are adhering to established policies and procedures. Any material exceptions identified are brought forward to the appropriate department head, the Audit Committee and the Board Risk Committee.

We recognize that customer complaints can often identify weaknesses in our compliance program which could expose us to risk. Therefore, we attempt to ensure that all complaints are given prompt attention. The Director of Compliance reviews formal complaints to determine if a significant compliance risk exists and communicates those findings to our Board Risk Committee.

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

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee, or ALCO, monitors interest rate risk through the use of net interest income simulation and and various hypothetical interest rate scenarios that may include gradual, immediate or non-parallel rate changes. This process is designed to measure the impact of future changes in interest rates on net interest income. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

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

The following reflects our net interest income sensitivity analysis as of December 31, 2022. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bp in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion.

	Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous
+100bp	0.73%	1.06%
-100bp	(1.64)%	(3.18)%

Liquidity and Borrowing Arrangements

Our objective in managing liquidity is to maintain a balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals and participate in lending and investment opportunities as they arise. We monitor our liquidity position in relation to changes in loan and deposit balances on a daily basis to assure maximum utilization, maintenance of an adequate level of readily marketable assets and access to short-term funding sources. Our loan-to-deposit ratio at December 31, 2022 was 82.5% compared to 76.8% at December 31, 2021. Our liquidity may be negatively impacted by unforeseen demands on cash or if our deposit customers withdraw funds due to uncertainties surrounding our financial condition or prospects.

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

The bank is a member of and maintained a $2.23 billion line of credit with the FHLB as of December 31, 2022, of which $2.19 billion remained available as of December 31, 2022. Short-term advances outstanding under this arrangement totaled $5.0 million at December 31, 2022. There were no short-term advances outstanding under this arrangement as of December 31, 2021. There were no long-term advances with the FHLB outstanding at December 31, 2022 and 2021. FHLB advances outstanding at December 31, 2022 were secured by certain real estate loans with a carrying value of $3.28 billion in accordance with the collateral provisions of the Advances Pledge and Security Agreement with the FHLB.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $36.0 million and $32.2 million at December 31, 2022 and 2021, respectively.

The bank also maintained a line of credit with the Federal Reserve discount window of $75.9 million and $55.4 million as of December 31, 2022 and 2021, respectively. There were no advances outstanding under this arrangement at December 31, 2022 and 2021. Advances under this arrangement would have been secured by certain commercial and commercial real estate loans with a carrying value totaling $125.0 million. The Federal Reserve does not have the right to sell or repledge these loans. See Note 10 - Short-Term Borrowings and Note 11 - Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data" for additional information regarding our borrowings.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by weakness in the financial markets and industry-wide reductions in liquidity.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts, interest rate swaps and options, and risk participation agreements. These instruments and the related off-balance sheet exposures are discussed in detail in Note 23 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity will be adversely impacted, as will credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under "Part II, Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk" and in Note 24 - Fair Value of Financial Assets and Financial Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 4 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans was $63,738,000 as of December 31, 2022.

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

We identified reasonable and supportable forecasts used in the application of ASC 326 as a critical audit matter because of the significant auditor judgment and audit effort needed to evaluate the judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

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

Sacramento, California
February 24, 2023

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$97,150	$81,506
Interest-bearing deposits in other financial institutions	14,894	247,401
Investment securities:
Available-for-sale debt securities, at fair value	671,794	1,631,699
Held-to-maturity debt securities, fair value of: $596,780 at December 31, 2022 and none at December 31, 2021	664,883	—
Total investment securities	1,336,677	1,631,699
Loans held for sale	1,105	3,531
Loans	5,555,466	5,101,649
Allowance for credit losses	(63,738)	(68,097)
Loans, net of allowance for credit losses	5,491,728	5,033,552
Premises and equipment, net	91,634	80,354
Accrued interest receivable	20,345	16,709
Investment in unconsolidated entities	46,641	29,679
Mortgage servicing rights, net	9,074	9,738
Bank-owned life insurance	167,967	169,148
Federal Home Loan Bank ("FHLB") stock	9,146	7,964
Right-of-use lease asset	34,985	39,441
Other assets	111,417	68,367
Total assets	$7,432,763	$7,419,089
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$2,092,823	$2,291,246
Interest-bearing demand	1,453,167	1,415,277
Savings and money market	2,199,028	2,225,903
Time	991,205	706,732
Total deposits	6,736,223	6,639,158
FHLB advances and other short-term borrowings	5,000	—
Long-term debt	105,859	105,616
Lease liability	35,889	40,731
Other liabilities	96,921	75,317
Total liabilities	6,979,892	6,860,822
Contingent liabilities and other commitments (see Note 22)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2022, and December 31, 2021	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,025,070 at December 31, 2022 and 27,714,071 at December 31, 2021	408,071	426,091
Additional paid-in capital	101,346	98,073
Retained earnings	87,438	42,015
Accumulated other comprehensive loss	(143,984)	(7,960)
Total shareholders' equity	452,871	558,219
Non-controlling interest	—	48
Total equity	452,871	558,267
Total liabilities and equity	$7,432,763	$7,419,089

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$200,280	$193,778	$186,129
Interest and dividends on investment securities:
Taxable investment securities	28,041	22,430	23,302
Tax-exempt investment securities	3,204	1,972	2,392
Dividend income on investment securities	21	75	69
Interest on deposits in other financial institutions	740	262	46
Dividend income on FHLB stock	370	245	480
Total interest income	232,656	218,762	212,418
Interest expense:
Interest on deposits:
Demand	806	384	510
Savings and money market	4,188	1,240	2,416
Time	6,114	1,992	7,489
Interest on short-term borrowings	1,055	2	718
Interest on long-term debt	4,930	4,097	3,602
Total interest expense	17,093	7,715	14,735
Net interest income	215,563	211,047	197,683
(Credit) provision for credit losses	(1,273)	(14,591)	42,111
Net interest income after provision for credit losses	216,836	225,638	155,572
Other operating income:
Mortgage banking income	3,810	7,732	13,682
Service charges on deposit accounts	8,197	6,358	6,234
Other service charges and fees	19,025	18,367	14,867
Income from fiduciary activities	4,565	5,075	4,829
Income from bank-owned life insurance	1,865	3,493	3,803
Net gains (losses) on sales of investment securities	8,506	150	(201)
Other	1,951	1,885	1,984
Total other operating income	47,919	43,060	45,198
Other operating expense:
Salaries and employee benefits	88,781	90,213	83,848
Net occupancy	16,963	16,133	15,162
Legal and professional services	10,792	10,452	9,035
Computer software expense	14,840	13,304	12,717
Communication expense	2,958	3,271	3,225
Equipment	4,238	4,344	4,531
Advertising expense	4,151	5,495	3,791
Other	23,263	19,834	19,428
Total other operating expense	165,986	163,046	151,737
Income before income taxes	98,769	105,652	49,033
Income tax expense	24,841	25,758	11,760
Net income	$73,928	$79,894	$37,273

Per common share data:
Basic earnings per share	$2.70	$2.85	$1.33
Diluted earnings per share	2.68	2.83	1.32
Cash dividends declared	1.04	0.96	0.92

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$73,928	$79,894	$37,273

Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(145,443)	(30,317)	11,826
Net change in unrealized gain on derivatives	4,645	—	—
Defined benefit plans	4,774	2,229	(107)
Total other comprehensive (loss) income, net of tax	(136,024)	(28,088)	11,719

Comprehensive (loss) income	$(62,096)	$51,806	$48,992

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2019	28,289,257	$—	$447,602	$91,611	$(19,102)	$8,409	$—	$528,520
Impact of the adoption of new accounting standards (1)	—	—	—	—	(3,156)	—	—	(3,156)
Adjusted balance at January 1, 2020	28,289,257	—	447,602	91,611	(22,258)	8,409	—	525,364
Net income	—	—	—	—	37,273	$—	—	37,273
Other comprehensive income	—	—	—	—	—	11,719	—	11,719
Cash dividends declared ($0.92 per share)	—	—	—	—	(25,935)	—	—	(25,935)
14,600 net shares of common stock purchased by the directors' deferred compensation plan	—	—	(218)	—	—	—	—	(218)
206,802 shares of common stock repurchased and other related costs	(206,802)	—	(4,749)	—	—	—	—	(4,749)
Share-based compensation expense	100,885	—	—	3,231	—	—	—	3,231
Non-controlling interest	—	—	—	—	—	—	48	48
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	79,894	—	—	79,894
Other comprehensive loss	—	—	—	—	—	(28,088)	—	(28,088)
Cash dividends declared ($0.96 per share)	—	—	—	—	(26,959)	—	—	(26,959)
31,748 net shares of common stock sold by the directors' deferred compensation plan	—	—	889	—	—	—	—	889
696,894 shares of common stock repurchased and other related costs	(696,894)	—	(18,669)	—	—	—	—	(18,669)
Share-based compensation expense	227,625	—	1,236	3,231	—	—	—	4,467
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	73,928	—	—	73,928
Other comprehensive loss	—	—	—	—	—	(136,024)	—	(136,024)
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,505)	—	—	(28,505)
78,670 net shares of common stock sold by directors' deferred compensation plan	—	—	2,041	—	—	—	—	2,041
868,613 shares of common stock repurchased and other related costs	(868,613)	—	(20,740)	—	—	—	—	(20,740)
Share-based compensation expense	179,612	—	679	3,273	—	—	—	3,952
Non-controlling interest	—	—	—	—	—	—	(48)	(48)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871

(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") 2016-13.

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$73,928	$79,894	$37,273
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(1,273)	(14,591)	42,111
Depreciation and amortization of premises and equipment	6,865	6,984	6,223
Loss on disposals of premises and equipment	295	101	839
Non-cash lease (income) expense	(401)	2,262	1,051
Cash flows for operating leases	(5,896)	(6,533)	(6,371)
Amortization of mortgage servicing rights	1,295	3,468	6,167
Write down of other real estate, net of loss on sale	—	—	79
Net amortization and accretion of premium/discount on investment securities	4,395	9,176	9,905
Share-based compensation expense	3,273	3,231	3,231
Net (gain) loss on sales of investment securities	(8,506)	(150)	201
Net gain on sales of residential mortgage loans	(1,778)	(6,376)	(16,043)
Proceeds from sales of loans held for sale	80,237	166,144	418,381
Origination of loans held for sale	(76,033)	(146,612)	(409,942)
Equity in earnings of unconsolidated entities	(184)	(365)	(415)
Distributions from unconsolidated entities	237	480	330
Net increase in cash surrender value of bank-owned life insurance	(10)	(5,043)	(5,845)
Deferred income tax expense (benefit)	25,810	10,828	(13,087)
Net tax benefit (expense) from share-based compensation	146	200	(258)
Net change in other assets and liabilities	11,721	7,390	2,962
Net cash provided by operating activities	114,121	110,488	76,792

Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	168,224	291,734	351,180
Proceeds from sales of available-for-sale and equity investment securities	—	281,191	180,103
Purchases of available-for-sale investment securities	(89,058)	(1,071,360)	(581,008)
Sale of Visa Class B common stock	8,506	—	—
Proceeds from maturities of and calls on held-to-maturity investment securities	33,469	—	—
Purchases of held-to-maturity investment securities	(20,041)	—	—
Loan (originations) payments, net	(133,501)	128,595	(479,619)
Purchases of loan portfolios	(323,402)	(266,712)	(53,158)
Proceeds from sales of loans originated for investment	—	—	10,691
Proceeds from sales of foreclosed loans and other real estate	—	—	213
Purchases of bank-owned life insurance	(1,300)	(3,550)	—
Proceeds from bank-owned life insurance death benefits	2,491	2,606	2,340
Purchases of premises and equipment	(18,440)	(22,161)	(25,997)
Contributions to unconsolidated entities	(10,249)	(2,912)	(8,437)
(Purchases of) proceeds from redemption of FHLB stock	(1,182)	273	6,746
Net cash used in investing activities	(384,483)	(662,296)	(596,946)

Cash flows from financing activities:
Net increase in deposits	97,065	843,040	676,095
Net increase (decrease) in FHLB advances and other short-term borrowings	5,000	(22,000)	(128,000)
Proceeds from long-term debt	—	—	119,782
Repayments of long-term debt	—	—	(115,944)
Cash dividends paid on common stock	(28,505)	(26,959)	(25,935)
Repurchases of common stock	(20,740)	(18,669)	(4,749)
Net proceeds from issuance of common stock and stock option exercises	679	1,236	—
Net cash provided by financing activities	53,499	776,648	521,249

Net (decrease) increase in cash and cash equivalents	(216,863)	224,840	1,095

Cash and cash equivalents at beginning of year	328,907	104,067	102,972
Cash and cash equivalents at end of year	$112,044	$328,907	$104,067

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,476	$8,320	$17,296
Income taxes	5,581	22,672	20,044

Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$(2,041)	$(889)	$218
Net reclassification of loans to foreclosed loans and other real estate	—	—	128
Net transfer of portfolio loans to loans held for sale	—	—	6,565
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	675,177	—	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	4,295	—	—
Other intangible assets and services provided in exchange for Swell common stock	1,500	—	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021, and 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 27 branches and 64 ATMs located throughout the state of Hawaii. The bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, full-service ATMs, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, insurance, investment management, asset custody and general consultation and planning services.

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

In January 2020, the bank acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." The bank also concluded that the entity meets the definition of a variable interest entity and that we are the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into the Company's financial statements. In March 2022, Oahu HomeLoans, LLC was terminated.

The bank has 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated entities in the Company's consolidated balance sheets: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

The bank has low income housing tax credit partnership investments that are accounted for under the proportional amortization method and are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. During the fourth quarter of 2022, Swell launched a consumer banking application that combines checking, credit and more into one integrated account, with Central Pacific Bank serving as the bank sponsor. Swell began with an alpha pilot, where members off its waitlist were invited to sign up for Swell Cash and Credit. During the fourth quarter of 2022, Elevate announced that it had entered into a definitive agreement to be acquired by Park Cities Asset Management, LLC, who is also the largest investor in Swell. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities in the Company's consolidated balance sheets.

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investment in unconsolidated entities in the Company's consolidated balance sheets.

The Company also has other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $40.9 million and $5.6 million, respectively, at December 31, 2022 and $0.2 million, $25.9 million and $3.6 million, respectively, at December 31, 2021. Our policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other than temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Impairment tests are performed whenever indicators of impairment are present. If the value of an investment declines and it is considered other than temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and disclosures of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance and provision for credit losses, reserve for credit losses on off-balance sheet credit exposures, deferred income tax assets and income tax expense, valuation of investment securities, mortgage servicing rights and the related amortization thereon, the liability related to the Supplemental Executive Retirement Plans, and the fair value of certain financial instruments.

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
The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities ("MBS"), other debt securities and equity securities. The Company’s MBS portfolio is comprised primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (for which there is no minimum credit rating), non-agency residential MBS (which shall meet a minimum credit rating of AAA) and non-agency commercial MBS (which shall meet a minimum credit rating of BBB and meet minimum internal credit guidelines).

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2022 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2022.

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

For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In conducting this assessment for debt securities in an unrealized loss position, management evaluates the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an ACL is recognized in AOCI.

Changes in the ACL are recorded as a provision (credit) for credit losses. Losses are charged against the ACL when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of December 31, 2022, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable together with accrued interest on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.1 million and $4.6 million as of December 31, 2022 and 2021, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on HTM debt securities totaled $1.3 million as of December 31, 2022. The Company did not have any HTM debt securities or accrued interest receivable on HTM debt securities as of December 31, 2021.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $16.0 million and $12.1 million at December 31, 2022 and 2021, respectively, and is reported together with accrued interest on AFS debt securities on the consolidated balance sheets. Upon adoption of Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

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

Multi-family mortgage loans

Multi-family mortgage loans can comprise multi-building properties with extensive amenities to a single building with no amenities. The primary risk characteristic of this segment is operating risk or the ability to generate sufficient rental cash flows from the operation of the property.

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

Below is a description of the methodologies mentioned above:

Probability of Default ("PD")/Loss Given Default ("LGD")

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, TDR status and nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula, "PD times LGD".

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as days past due, delinquency counters, TDR status and nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula, "net charge-offs over the period divided by beginning loan balance".

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

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance-sheet credit exposures which is included in other liabilities in the Company’s consolidated balance sheets. The Company estimates the amount of expected losses by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit.

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

We perform an impairment assessment of our mortgage servicing rights quarterly or whenever events or changes in circumstance indicate that the carrying value of those assets may not be recoverable. Our impairment assessments involve, among other valuation methods, the estimation of future cash flows and other methods of determining fair value. Estimating future cash flows and determining fair values are subject to judgments and often involve the use of significant estimates and assumptions. The variability of the factors we use to perform our impairment tests depend on a number of conditions, including the uncertainty about future events and cash flows. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors.

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

Non-Controlling Interest

Non-controlling interest is comprised of capital and undistributed profits of the member of Oahu HomeLoans, LLC, other than the bank. Non-controlling interest on our consolidated balance sheet totaled $48 thousand at December 31, 2021. In March 2022, Oahu HomeLoans, LLC was terminated. As a result, the Company did not hold any non-controlling interest on its consolidated balance sheet at December 31, 2022.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We use the Black-Scholes option-pricing model to determine the fair-value of stock options, and the market price of the Company's common stock at the grant date for restricted stock awards. Share-based compensation is recognized as expense over the employee's requisite service period, generally defined as the vesting period. For awards with graded vesting, we recognize compensation expense on a straight-line basis over their respective vesting period. The Company's accounting policy is to recognize forfeitures as they occur. See Note 15 - Share-Based Compensation for further discussion of our stock-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, to the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. Net deferred tax assets (liabilities) are included in other assets (liabilities) in the Company's consolidated balance sheets. We recognize interest and penalties related to income tax matters in other expense.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards, less shares held in a Rabbi trust pursuant to a deferred compensation plan for directors. As of December 31, 2022, the Company no longer has any shares held in a Rabbi trust pursuant to a deferred compensation plan for directors.

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

Accounting Standards Adopted in 2022

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options". ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-04 effective January 1, 2022 and it did not have an impact on our consolidated financial statements as the Company does not have any freestanding equity-classified written call options.

In July 2021, the FASB issued ASU No. 2021-05, "Leases (Topic 842), Lessors—Certain Leases with Variable Lease Payments". ASU 2021-05 updates guidance in Topic 842 to restore long-standing accounting practice for certain sales-type leases with variable payments. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2021-05 effective January 1, 2022 and it did not have an impact on our consolidated financial statements as the Company does not have sale-type leases with variable payments.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)". This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also

(2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)", which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848", which extends the temporary relief provision period and allows companies to defer the adoption to December 31, 2024. The Company will elect optional expedients above for applicable contract modifications and hedge accounting for hedging relationships that meet the stated criteria. The Company does not expect the adoption of this pronouncement to have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method". ASU 2022-01 updates guidance in Topic 815, to expand the current last-of-layer method, which will allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. However, we currently do not use the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, "Receivables—Troubled Debt Restructurings by Creditors", while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements and plans on making the adoption for the upcoming effective interim period.

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

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, fair value and related allowance for credit losses on held-to-maturity ("HTM") and available-for-sale ("AFS") investment securities as of December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2022
Held-to-Maturity:
Debt securities:
States and political subdivisions	$41,840	$—	$(4,727)	$37,113	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	623,043	—	(63,376)	559,667	—
Total held-to-maturity investment securities	$664,883	$—	$(68,103)	$596,780	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Available-for-Sale:
Debt securities:
States and political subdivisions	$172,427	$6	$(36,681)	$135,752	$—
Corporate securities	36,206	—	(5,995)	30,211	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	28,032	—	(2,317)	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	498,989	—	(75,186)	423,803	—
Residential - Non-government sponsored entities ("Non-GSEs")	9,829	—	(1,167)	8,662	—
Commercial - U.S. GSEs and agencies	54,346	—	(8,202)	46,144	—
Commercial - Non-GSEs	1,541	—	(34)	1,507	—
Total available-for-sale investment securities	$801,370	$6	$(129,582)	$671,794	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
Available-for-Sale:
Debt securities:
States and political subdivisions	$235,521	$3,156	$(1,849)	$236,828	$—
Corporate securities	41,687	24	(1,065)	40,646	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,833	69	(568)	35,334	—
Mortgage-backed securities:
Residential - U.S. GSEs	1,213,910	4,899	(19,993)	1,198,816	—
Residential - Non-GSEs	11,942	335	(64)	12,213	—
Commercial - U.S. GSEs and agencies	66,287	756	(1,194)	65,849	—
Commercial - Non-GSEs	41,328	685	—	42,013	—
Total available-for-sale investment securities	$1,646,508	$9,924	$(24,733)	$1,631,699	$—

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

The amortized cost and estimated fair value of our investment securities at December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-Maturity:
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	41,840	37,113	2.26
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	623,043	559,667	1.93
Total held-to-maturity investment securities	$664,883	$596,780	1.95%

Available-for-Sale:
Due in one year or less	$5,774	$5,751	2.91%
Due after one year through five years	15,816	15,458	3.75
Due after five years through ten years	79,803	70,558	2.60
Due after ten years	135,272	99,911	2.43
Mortgage-backed securities
Residential - U.S. GSEs	498,989	423,803	2.03
Residential - Non-GSEs	9,829	8,662	3.33
Commercial - U.S. GSEs and agencies	54,346	46,144	2.35
Commercial - Non-GSEs	1,541	1,507	4.10
Total available-for-sale investment securities	$801,370	$671,794	2.24%

Total investment securities	$1,466,253	$1,268,574	2.10%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

In 2022, the Company did not sell any investment securities except for its Class B common stock of Visa which is discussed later in this footnote.

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

Investment securities of $607.7 million and $455.8 million at December 31, 2022 and 2021, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of December 31, 2022 and 2021.

There were a total of 83 HTM securities in an unrecognized loss position at December 31, 2022. There were no HTM securities in an unrecognized loss position at December 31, 2021. There were a total of 243 and 153 AFS securities in an unrealized loss position at December 31, 2022 and 2021, respectively.

The following table summarizes HTM and AFS securities which were in an unrealized or unrecognized loss position at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(Dollars in thousands)
December 31, 2022
Held-to-Maturity:
Debt securities:
States and political subdivisions	$37,113	$(4,727)	$—	$—	$37,113	$(4,727)

Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	559,667	(63,376)	—	—	559,667	(63,376)
Total temporarily impaired HTM investment securities	$596,780	$(68,103)	$—	$—	$596,780	$(68,103)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2022
Available-for-Sale:
Debt securities:
States and political subdivisions	$52,244	$(4,807)	$78,389	$(31,874)	$130,633	$(36,681)
Corporate securities	—	—	30,211	(5,995)	30,211	(5,995)
U.S. Treasury obligations and direct obligations of U.S Government agencies	9,651	(245)	15,541	(2,072)	25,192	(2,317)

Mortgage-backed securities:
Residential - U.S. GSEs	149,624	(13,990)	274,179	(61,196)	423,803	(75,186)
Residential - Non-GSEs	2,890	(334)	5,772	(833)	8,662	(1,167)
Commercial - U.S. GSEs and agencies	25,034	(1,724)	21,110	(6,478)	46,144	(8,202)
Commercial - Non-GSEs	1,506	(34)	—	—	1,506	(34)
Total temporarily impaired AFS investment securities	$240,949	$(21,134)	$425,202	$(108,448)	$666,151	$(129,582)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2021
Available-for-Sale:
Debt securities:
States and political subdivisions	$79,360	$(1,252)	$10,864	$(597)	$90,224	$(1,849)
Corporate securities	8,633	(235)	21,960	(830)	30,593	(1,065)
U.S. Treasury obligations and direct obligations of U.S Government agencies	16,103	(415)	10,891	(153)	26,994	(568)

Mortgage-backed securities:
Residential - U.S. GSEs	926,570	(15,883)	114,747	(4,110)	1,041,317	(19,993)
Residential - Non-GSEs	—	—	938	(64)	938	(64)
Commercial - U.S. GSEs and agencies	6,313	(205)	16,281	(989)	22,594	(1,194)
Total temporarily impaired AFS investment securities	$1,036,979	$(17,990)	$175,681	$(6,743)	$1,212,660	$(24,733)

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

The Company has evaluated its AFS investment securities that are in an unrealized loss position and has determined that the unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL and does not consider these securities to be other-than-temporarily impaired as of December 31, 2022, which would result in unrealized losses on these securities being recognized into income.

Visa and MasterCard Class B Common Stock

In 2022, the Company sold its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. As of December 31, 2022, the Company no longer holds any shares of Class B common stock of Visa.

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

3. LOANS

Loans, excluding loans held for sale, net of ACL as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program ("SBA PPP")	$2,654	$94,850
Other	544,495	530,383
Real estate:
Construction	167,366	123,351
Residential mortgage	1,940,456	1,875,200
Home equity	737,386	635,721
Commercial mortgage	1,364,998	1,222,138
Consumer	798,957	624,115
Gross loans	5,556,312	5,105,758
Net deferred fees	(846)	(4,109)
Total loans, net of deferred fees and costs	$5,555,466	$5,101,649
Allowance for credit losses	(63,738)	(68,097)
Total loans, net of allowance for credit losses	$5,491,728	$5,033,552

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

The bank is a Small Business Administration ("SBA") approved lender and actively participated in assisting customers with loan applications for the SBA’s Paycheck Protection Program, or PPP, which was part of the CARES Act. PPP loans have a two or five-year term and earn interest at 1%. The SBA paid the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan, which the Company is recognizing over the life of the loan as an adjustment of yield.

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

The Company received forgiveness payments from the SBA and repayments from borrowers totaling $877.1 million as of December 31, 2022. A total outstanding balance of $2.7 million and net deferred fees of $0.1 million remains as of December 31, 2022.

The Company did not transfer any loans to the held-for-sale category during the years ended December 31, 2022 and 2021.

The Company has purchased loan portfolios, none of which were credit deteriorated at the time of purchase.

The following table presents loan purchases by class for the periods presented:

(Dollars in thousands)	Consumer - Unsecured	Consumer - Automobile	Total
Year Ended December 31, 2022
Purchases:
Outstanding balance	$229,283	$101,500	$330,783
Purchase (discount) premium	(12,119)	4,738	(7,381)
Purchase price	$217,164	$106,238	$323,402

Year Ended December 31, 2021
Purchases:
Outstanding balance	$199,813	$71,432	$271,245
Purchase (discount) premium	(9,613)	5,080	(4,533)
Purchase price	$190,200	$76,512	$266,712

In the normal course of business, the bank makes loans to certain directors, executive officers and their affiliates. These loans are made in the ordinary course of business at normal credit terms. Related party loan balances were $37.4 million and $36.4 million as of December 31, 2022 and 2021, respectively.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Real estate:
Residential mortgage	$5,653	$—	$—	$5,653	$—
Home equity	570	—	—	570	—
Total	$6,223	$—	$—	$6,223	$—

	December 31, 2021
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
Real estate:
Residential mortgage	$8,391	$—	$—	$8,391	$—
Home equity	786	—	—	786	—
Total	$9,177	$—	$—	$9,177	$—

Foreclosure Proceedings

Residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $0.1 million and $0.7 million as of December 31, 2022 and 2021, respectively.

We did not foreclose on any loans during the years ended December 31, 2022 and 2021. We did not sell any foreclosed properties during the years ended December 31, 2022 and 2021.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural:
SBA PPP	$471	$37	$13	$—	$521	$2,034	$2,555	$—
Other	546	131	26	297	1,000	542,947	543,947	—
Real estate:
Construction	—	—	—	—	—	166,723	166,723	—
Residential mortgage	303	—	559	3,808	4,670	1,936,329	1,940,999	3,808
Home equity	1,540	—	—	570	2,110	737,270	739,380	570
Commercial mortgage	160	—	—	—	160	1,362,915	1,363,075	—
Consumer	5,173	1,921	1,240	576	8,910	789,877	798,787	—
Total	$8,193	$2,089	$1,838	$5,251	$17,371	$5,538,095	$5,555,466	$4,378

	December 31, 2021
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$91,327	$91,327	$—
Other	970	604	945	183	2,702	527,419	530,121	—
Real estate:
Construction	638	—	—	—	638	122,229	122,867	—
Residential mortgage	5,315	—	—	4,623	9,938	1,866,042	1,875,980	4,623
Home equity	234	—	44	786	1,064	636,185	637,249	786
Commercial mortgage	—	—	—	—	—	1,220,204	1,220,204	—
Consumer	2,444	712	374	289	3,819	620,082	623,901	—
Total	$9,601	$1,316	$1,363	$5,881	$18,161	$5,083,488	$5,101,649	$5,409

Interest income totaling $1.6 million, $0.8 million, and $0.4 million was recognized on nonaccrual loans, including loans held for sale, in 2022, 2021 and 2020, respectively. Additional interest income of $0.2 million, $0.3 million, and $0.2 million would have been recognized in 2022, 2021 and 2020, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income of $0.3 million, $0.3 million, and $0.2 million was collected and recognized on charged-off loans in 2022, 2021 and 2020, respectively.

Troubled Debt Restructurings

Troubled debt restructurings ("TDRs") included in nonperforming assets at December 31, 2022 consisted of five Hawaii residential mortgage loans with a combined principal balance of $1.1 million. At December 31, 2021, TDRs included in nonperforming assets consisted of four loans with a principal balance of $0.4 million. There were $2.8 million of TDRs still accruing interest at December 31, 2022, none of which were more than 90 days delinquent. At December 31, 2021, there were $4.9 million of TDRs still accruing interest, none of which were more than 90 days delinquent.

The Company offers various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consist of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the year ended December 31, 2022 and 2021. The loans modified in a TDR did not have a material effect on the Company's Provision and ACL during the years ended December 31, 2022 and 2021.

No loans were modified in a TDR during the year ended December 31, 2022. The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$48	$—
Total	1	$48	$—

	Year Ended December 31, 2020
(Dollars in thousands)	Number of Loans	Recorded Investment (as of period end)	Increase in the ACL
Real estate: Residential mortgage	1	$677	$—
Real estate: Commercial mortgage	1	$276	$—
Consumer	11	$207	$—
Total	13	$1,160	$—

No loans were modified as a TDR within the previous twelve months that subsequently defaulted during the years ended December 31, 2022, 2021 and 2020.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk rating of loans:

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

Loans not meeting the criteria above are considered to be pass-rated loans.

The following table presents the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator and origination year as of December 31, 2022. Revolving loans converted to term as of and during the year ended December 31, 2022 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2022
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$2,546	$9	$—	$—	$—	$—	$2,555
Subtotal	—	2,546	9	—	—	—	—	2,555
Commercial, financial and agricultural - Other:
Risk Rating
Pass	77,550	101,595	41,358	53,241	39,106	141,950	76,466	531,266
Special Mention	2,206	350	172	1,011	29	—	99	3,867
Substandard	188	176	833	256	116	7,215	30	8,814
Subtotal	79,944	102,121	42,363	54,508	39,251	149,165	76,595	543,947
Construction:
Risk Rating
Pass	25,663	61,027	23,384	2,387	14,309	18,048	15,044	159,862
Special Mention	—	417	—	—	898	—	—	1,315
Substandard	—	4,850	—	696	—	—	—	5,546
Subtotal	25,663	66,294	23,384	3,083	15,207	18,048	15,044	166,723
Residential mortgage:
Risk Rating
Pass	279,146	636,756	434,928	154,906	58,431	371,517	—	1,935,684
Substandard	—	—	948	—	503	3,864	—	5,315
Subtotal	279,146	636,756	435,876	154,906	58,934	375,381	—	1,940,999
Home equity:
Risk Rating
Pass	34,973	23,772	10,520	7,463	6,880	11,727	643,277	738,612
Special Mention	—	—	—	—	—	—	198	198
Substandard	—	—	—	—	78	453	39	570
Subtotal	34,973	23,772	10,520	7,463	6,958	12,180	643,514	739,380
Commercial mortgage:
Risk Rating
Pass	226,137	208,230	119,531	129,950	145,932	472,267	11,473	1,313,520
Special Mention	—	—	—	11,388	—	16,082	—	27,470
Substandard	—	10,149	—	1,700	2,133	8,103	—	22,085
Subtotal	226,137	218,379	119,531	143,038	148,065	496,452	11,473	1,363,075
Consumer:
Risk Rating
Pass	358,609	242,942	59,352	50,899	20,065	10,958	54,038	796,863
Special Mention	—	—	—	113	—	—	—	113
Substandard	1	261	91	126	42	790	—	1,311
Loss	—	—	—	—	—	500	—	500
Subtotal	358,610	243,203	59,443	51,138	20,107	12,248	54,038	798,787
Total loans, net of deferred fees and costs	$1,004,473	$1,293,071	$691,126	$414,136	$288,522	$1,063,474	$800,664	$5,555,466

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2021
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$84,254	$7,073	$—	$—	$—	$—	$—	$91,327
Subtotal	84,254	7,073	—	—	—	—	—	91,327
Commercial, financial and agricultural - Other:
Risk Rating
Pass	122,729	68,021	56,531	52,375	31,817	93,957	79,131	504,561
Special Mention	1,441	1,278	2,443	96	8,671	354	—	14,283
Substandard	—	982	393	682	6,623	1,847	750	11,277
Subtotal	124,170	70,281	59,367	53,153	47,111	96,158	79,881	530,121
Construction:
Risk Rating
Pass	35,236	25,430	3,196	28,333	288	20,090	9,376	121,949
Substandard	—	—	—	918	—	—	—	918
Subtotal	35,236	25,430	3,196	29,251	288	20,090	9,376	122,867
Residential mortgage:
Risk Rating
Pass	670,011	478,891	180,687	75,820	92,394	372,539	42	1,870,384
Special Mention	—	973	—	—	—	—	—	973
Substandard	—	—	—	577	881	3,165	—	4,623
Subtotal	670,011	479,864	180,687	76,397	93,275	375,704	42	1,875,980
Home equity:
Risk Rating
Pass	26,479	13,008	10,329	10,593	480	7,743	567,600	636,232
Special Mention	—	—	—	—	—	—	187	187
Substandard	—	176	—	79	—	575	—	830
Subtotal	26,479	13,184	10,329	10,672	480	8,318	567,787	637,249
Commercial mortgage:
Risk Rating
Pass	229,108	126,169	146,584	126,014	153,041	387,751	9,472	1,178,139
Special Mention	—	—	3,106	3,219	283	9,455	—	16,063
Substandard	—	—	1,760	8,050	1,784	14,408	—	26,002
Subtotal	229,108	126,169	151,450	137,283	155,108	411,614	9,472	1,220,204
Consumer:
Risk Rating
Pass	308,326	96,066	91,194	41,995	20,719	9,446	55,311	623,057
Special Mention	—	—	181	—	10	7	—	198
Substandard	10	35	128	80	19	221	—	493
Loss	—	—	—	—	—	153	—	153
Subtotal	308,336	96,101	91,503	42,075	20,748	9,827	55,311	623,901
Total loans, net of deferred fees and costs	$1,477,594	$818,102	$496,532	$348,831	$317,010	$921,711	$721,869	$5,101,649

The following tables present the recorded investment in the Company's loans by class and credit indicator as of December 31, 2022 and 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Gross Loans	Net Deferred (Fees) Costs	Total Loans
December 31, 2022
Commercial, financial and agricultural:
SBA PPP	$2,654	$—	$—	$—	$2,654	$(99)	$2,555
Other	531,814	3,867	8,814	—	544,495	(548)	543,947
Real estate:
Construction	160,505	1,315	5,546	—	167,366	(643)	166,723
Residential mortgage	1,935,141	—	5,315	—	1,940,456	543	1,940,999
Home equity	736,618	198	570	—	737,386	1,994	739,380
Commercial mortgage	1,315,443	27,470	22,085	—	1,364,998	(1,923)	1,363,075
Consumer	797,029	113	1,315	500	798,957	(170)	798,787
Total	$5,479,204	$32,963	$43,645	$500	$5,556,312	$(846)	$5,555,466

(Dollars in thousands)	Pass	Special Mention	Substandard	Loss	Gross Loans	Net Deferred (Fees) Costs	Total Loans
December 31, 2021
Commercial, financial and agricultural:
SBA PPP	$94,850	$—	$—	$—	$94,850	$(3,523)	$91,327
Other	504,823	14,283	11,277	—	530,383	(262)	530,121
Real estate:
Construction	122,433	—	918	—	123,351	(484)	122,867
Residential mortgage	1,869,604	973	4,623	—	1,875,200	780	1,875,980
Home equity	634,704	187	830	—	635,721	1,528	637,249
Commercial mortgage	1,180,074	16,062	26,002	—	1,222,138	(1,934)	1,220,204
Consumer	623,271	181	510	153	624,115	(214)	623,901
Total	$5,029,759	$31,686	$44,160	$153	$5,105,758	$(4,109)	$5,101,649

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present the activity in the ACL for loans by class for the years ended December 31, 2022, 2021 and 2020:

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2022
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(75)	(2,518)	(1,117)	(954)	(431)	(509)	5,892	288
Subtotal	2	7,796	2,791	11,509	4,078	17,902	24,307	68,385
Charge-offs	—	1,969	—	—	—	—	6,399	8,368
Recoveries	—	995	76	295	36	—	2,319	3,721
Net charge-offs (recoveries)	—	974	(76)	(295)	(36)	—	4,080	4,647
Ending balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
Provision (credit) for credit losses on loans [1]	(227)	(7,684)	(1,528)	(4,379)	(949)	(3,825)	4,269	(14,323)
Subtotal	77	11,033	2,749	12,105	4,500	18,338	20,144	68,946
Charge-offs	—	1,723	—	—	—	—	4,402	6,125
Recoveries	—	1,004	1,159	358	9	73	2,673	5,276
Net charge-offs (recoveries)	—	719	(1,159)	(358)	(9)	(73)	1,729	849
Ending balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097

	Commercial, Financial and Agricultural		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2020
Beginning balance	$—	$8,136	$1,792	$13,327	$4,206	$11,113	$9,397	$47,971
Impact of adoption of ASC 326	—	(627)	479	608	(1,614)	2,624	2,096	3,566
Balance after adoption of ASC 326	—	7,509	2,271	13,935	2,592	13,737	11,493	51,537
Provision for credit losses on loans [1]	304	13,077	1,875	2,383	2,824	8,485	9,982	38,930
Subtotal	304	20,586	4,146	16,318	5,416	22,222	21,475	90,467
Charge-offs	—	3,026	—	63	—	75	8,191	11,355
Recoveries	—	1,157	131	229	33	16	2,591	4,157
Net charge-offs	—	1,869	(131)	(166)	(33)	59	5,600	7,198
Ending balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269

[1] In 2020, the Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of December 31, 2022 and 2021. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on accrued interest receivable of $0.2 million.

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Balance, beginning of year	$4,804	$4,884	$1,272
Impact of adoption of ASC 326	—	—	740
Balance after adoption of ASC 326	4,804	4,884	2,012
(Credit) provision for off-balance sheet credit exposures	(1,561)	(80)	2,872
Balance, end of year	$3,243	$4,804	$4,884

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

In determining the amount of our ACL, the Company relies on an analysis of its loan portfolio, experience and evaluation of general economic conditions, as well as regulatory requirements and input. If assumptions prove to be incorrect, the current ACL may not be sufficient to cover future credit losses and the Company may experience significant increases to the provision.

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Land	$23,150	$14,184
Office buildings and improvements	145,793	141,628
Furniture, fixtures and equipment	37,194	35,515
Gross premises and equipment	206,137	191,327
Accumulated depreciation and amortization	(114,503)	(110,973)
Net premises and equipment	$91,634	$80,354

Depreciation and amortization of premises and equipment were charged to the following operating expenses:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net occupancy	$4,720	$4,570	$3,616
Equipment	2,145	2,414	2,607
Total	$6,865	$6,984	$6,223

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities as of December 31, 2022 and 2021 consisted of the following components:

	December 31,
(Dollars in thousands)	2022	2021
Investments in low income housing tax credit partnerships	$40,939	$25,916
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	110	162
Other	4,045	2,054
Total	$46,641	$29,679

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. During the fourth quarter of 2022, Swell launched a consumer banking application that combines checking, credit and more into one integrated account, with Central Pacific Bank serving as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities in the Company's consolidated balance sheets.

In 2021, the Company committed $2.0 million in the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investment in unconsolidated entities in the Company's consolidated balance sheets. As of December 31, 2022, the Company had an unfunded commitment of $1.3 million related to the investment, which is expected to be paid in 2023. The unfunded commitment is included in other liabilities in the Company's consolidated balance sheets.

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2022 and 2021, the Company had $23.6 million and $14.3 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is included in other liabilities in the Company's consolidated balance sheets.

The expected payments for the unfunded commitments related to the Company's investments in unconsolidated entities as of December 31, 2022 are as follows:

(Dollars in thousands)	LIHTC	Other
Year Ending December 31:	Partnerships	Partnerships	Total
2023	$9,693	$1,303	$10,996
2024	9,280	—	9,280
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
Thereafter	333	—	333
Total commitments	$23,606	$1,303	$24,909

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Proportional amortization method:
Amortization expense recognized in income tax expense	$2,566	$2,174	$1,391
Federal and state tax credits recognized in income tax expense	2,938	2,373	1,599

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in our mortgage servicing rights for the periods presented:

(Dollars in thousands)	Mortgage Servicing Rights
Balance as of December 31, 2020	$11,865
Additions	1,341
Amortization	(3,468)
Balance as of December 31, 2021	9,738
Additions	631
Amortization	(1,295)
Balance as of December 31, 2022	$9,074

The gross carrying value, accumulated amortization, and net carrying value related to our mortgage servicing rights as of December 31, 2022 and 2021 are presented below:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,413	$(60,339)	$9,074	$72,250	$(62,512)	$9,738
Total	$69,413	$(60,339)	$9,074	$72,250	$(62,512)	$9,738

Based on our mortgage servicing rights held as of December 31, 2022, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2023	$994
2024	950
2025	844
2026	749
2027	656
Thereafter	4,881
Total	$9,074

The Company utilizes the amortization method to measure our mortgage servicing rights. Under the amortization method, mortgage servicing rights are amortized in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $0.6 million, $1.3 million, and $3.3 million in 2022, 2021 and 2020, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in the Company's consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained, and are classified and pooled into buckets of homogeneous characteristics.

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination. The servicing right is assessed for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, and servicing income and costs. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate and government FHA loans) include average discount rates, servicing costs and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. The Company's mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized mortgage servicing rights. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of mortgage servicing rights.

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Fair market value, beginning of period	$10,504	$12,003
Fair market value, end of period	12,061	10,504
Weighted-average discount rate	9.5%	9.5%
Weighted-average prepayment speed assumption	10.4%	19.0%

Loans serviced for others as of December 31, 2022 and 2021 totaled $1.28 billion and $1.40 billion, respectively. Loans serviced for others are not reported as assets on the Company's consolidated balance sheets.

8. DERIVATIVES

The Company utilizes various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates. All derivatives are measured at fair value on the Company's consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, the effective portion of the changes in the fair value of the derivative in AOCI, net of tax, is recorded until earnings are affected by the variability of cash flows of the hedged transaction. The portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness is immediately recognized in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings. In 2022, the Company entered into a forward starting interest rate swap designated as a fair value hedge of certain municipal securities. The Company had no derivative instruments designated as hedging instruments as of December 31, 2021.

Interest Rate Lock and Forward Sale Commitments

The Company enters into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, the Company also enters into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2022 and 2021, the Company was party to forward sale commitments on $1.1 million and $3.5 million of mortgage loans, respectively. As of December 31, 2022 and 2021, the Company did not have any outstanding interest rate lock commitments on mortgage loans.

Risk Participation Agreements

In the first and fourth quarters of 2020, the Company entered into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which the Company participates. The risk participation agreements entered into by us as a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in other assets or other liabilities on the Company's consolidated balance sheet, with changes recorded in current period earnings. The Company did not enter into any swap agreements with its borrowers and third party financial institutions during the year ended December 31, 2022. During the year ended December 31, 2021, the Company entered into swap agreements with its borrowers with a total notional amount of $33.1 million, offset by swap agreements with third party financial institutions with a total notional amount of $33.1 million. As of December 31, 2022, the Company pledged $10.0 million in cash as collateral for the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, we entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2022, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the Company's consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
		(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$10	$5	$2	$20
Risk participation agreements	Other assets / other liabilities	—	—	—	16
Back-to-back swap agreements	Other assets / other liabilities	4,611	435	4,611	435

		Asset Derivatives		Liability Derivatives
Derivatives Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
(Dollars in thousands)
Interest rate swap	Other assets / other liabilities	$5,986	$—	$—	$—
The following table presents the impact of derivative instruments and their location within the Company's consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	$8
Loans held for sale	Other income	(3)
Risk participation agreements	Other service charges and fees	16

Year ended December 31, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	98
Risk participation agreements	Other service charges and fees	32
Back-to-back swap agreements	Other service charges and fees	600

Year ended December 31, 2020
Interest rate lock and forward sale commitments	Mortgage banking income	(76)
Risk participation agreements	Other service charges and fees	1,323

Derivatives in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2022
Interest rate swap	Interest income	$(340)

9. DEPOSITS

The Company had $991.2 million and $706.7 million of total time deposits as of December 31, 2022 and 2021, respectively. Contractual maturities of total time deposits as of December 31, 2022 were as follows:

(Dollars in thousands)
Year Ending December 31:
2023	$912,198
2024	52,870
2025	12,048
2026	6,527
2027	7,186
Thereafter	376
Total	$991,205

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $678.6 million and $488.8 million at December 31, 2022 and 2021, respectively. This includes $290.1 million and $215.0 million in government time deposits at December 31, 2022 and 2021, respectively, which are collateralized.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2022 were as follows:

(Dollars in thousands)
Three months or less	$370,239
Over three months through six months	97,913
Over six months through twelve months	188,943
2024	15,185
2025	2,326
2026	1,540
2027	2,411
Thereafter	—
Total	$678,557

Overdrawn deposit accounts totaling $0.7 million and $0.5 million have been reclassified as loans on the Company's consolidated balance sheets as of December 31, 2022 and 2021, respectively.

10. SHORT-TERM BORROWINGS

The bank is a member of the FHLB and maintained a $2.23 billion line of credit, of which $2.19 billion remained available as of December 31, 2022. At December 31, 2022, there were $5.0 million in short-term borrowings outstanding under this arrangement. At December 31, 2021, there were no short-term borrowings outstanding under this arrangement.

The FHLB provides standby letters of credit on behalf of the bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB.  The standby letters of credit issued on our behalf by the FHLB totaled $36.0 million and $32.2 million as of December 31, 2022 and 2021, respectively.

The bank had additional unused borrowings available at the Federal Reserve discount window of $75.9 million and $55.4 million as of December 31, 2022 and 2021, respectively. Certain commercial real estate and commercial loans with carrying values totaling $125.0 million and $131.0 million were pledged as collateral on our line of credit with the Federal Reserve discount window as of December 31, 2022 and 2021, respectively. The Federal Reserve does not have the right to sell or repledge these loans.

Interest expense on short-term borrowings totaled $1.1 million, $2 thousand and $0.7 million in 2022, 2021 and 2020, respectively.

A summary of the bank's short-term borrowings as of December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Amount outstanding at December 31	$5,000	$—	$22,000
Average amount outstanding during year	37,210	607	89,904
Highest month-end balance during year	140,000	6,500	222,000
Weighted-average interest rate on balances outstanding at December 31	4.60%	—%	0.29%
Weighted-average interest rate during year	2.84%	0.30%	0.80%

11. LONG-TERM DEBT

Long-term debt, which is based on original maturity, consisted of subordinated notes and debentures totaling $105.9 million and $105.6 million at December 31, 2022 and 2021, respectively. There were no long-term FHLB advances outstanding at December 31, 2022 and 2021.

	December 31,
(Dollars in thousands)	2022	2021
Subordinated debentures	$51,547	$51,547
Subordinated notes, net of issuance costs	54,312	54,069
Total	$105,859	$105,616

At December 31, 2022, future principal payments on long-term debt based on redemption date or final maturity are as follows (dollars in thousands):

(Dollars in thousands)
Year Ending December 31:
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	106,547
Total	$106,547

FHLB Advances

The bank had no FHLB long-term advances outstanding as of December 31, 2022 and 2021. At December 31, 2022, the bank had FHLB advances available of approximately $2.19 billion, which was secured by certain real estate loans with a carrying value of $3.28 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. The bank did not incur any interest expense on FHLB long-term advances in 2022 and 2021. Interest expense on FHLB long-term advances was $1.5 million in 2020.

Subordinated Debentures

As of December 31, 2022 and 2021, the Company had the following junior subordinated debentures outstanding:

(Dollars in thousands)	December 31, 2022 and 2021
Name of Trust	Amount of Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	Three month LIBOR + 1.87%
Total	$51,547

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

Subordinated Notes

As of December 31, 2022 and 2021, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	December 31, 2022 and 2021
Name	Amount of Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR.
Total	$55,000

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The Notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.3 million, net of unamortized debt issuance costs of $0.7 million, at December 31, 2022.
12. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2022 and 2021, the bank had Statutory Retained Earnings of $145.7 million and $114.0 million, respectively.

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

In January 2021, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2021 Repurchase Plan"). The 2021 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $26.6 million in remaining repurchase authority due to the Company temporarily suspending the share repurchase program in March 2020 due to uncertainty in the wake of the COVID-19 pandemic.

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaced and superseded in its entirety the 2021 Repurchase Plan, which had $5.3 million in remaining repurchase authority. The Company's 2022 Repurchase Plan is subject to a one year expiration.

In the year ended December 31, 2022, a total of 868,613 shares of common stock, at a cost of $20.7 million, were repurchased under the Company's share purchase programs. A total of $10.3 million remained available for repurchase under the Company's 2022 Repurchase Plan at December 31, 2022.

In the year ended December 31, 2021, 696,894 shares of common stock, at a cost of $18.7 million, were repurchased under the Company's share repurchase programs.

13. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The Company also generates other revenue in connection with our broad range of banking products and financial services. Descriptions of our other revenue-generating activities that are within the scope of ASC 606, which are presented in the Company's consolidated statements of income as components of other operating income are as follows:

Mortgage banking income

Loan placement fees, included in mortgage banking income, primarily represent revenues earned by the Company for loan placement and underwriting. Revenues for these services are recorded at a point-in-time, upon completion of a contractually identified transaction, or when an advisory opinion is provided.

Service charges on deposit accounts

Revenue from service charges on deposit accounts includes general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as stop payment fees). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

Other service charges, commissions and fees include automated teller machines ("ATM") surcharge and interchange fees, bill payment fees, cashier’s check and money order fees, wire transfer fees, loan brokerage fees, and commissions on sales of insurance, broker-dealer products, and letters of credit. Revenue from these fees and commissions is recorded in a manner that reflects the timing of when transactions occur, and as services are provided.

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Other operating income:
In-scope of ASC 606
Mortgage banking income	$1,060	$1,993	$1,128
Service charges on deposit accounts	8,197	6,358	$6,234
Other service charges and fees	16,581	15,281	11,621
Income on fiduciary activities	4,565	5,075	4,829
In-scope other operating income	30,403	28,707	23,812
Out-of-scope other operating income	17,516	14,353	21,386
Total other operating income	$47,919	$43,060	$45,198

14. MORTGAGE BANKING INCOME

Noninterest income from the Company's mortgage banking activities includes the following components for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Mortgage banking income:
Net loan servicing fees	$2,259	$2,733	$2,754
Amortization of mortgage servicing rights	(1,295)	(3,468)	(6,167)
Net gain on sale of residential mortgage loans	1,778	6,376	16,043
Unrealized gain (loss) on interest rate locks	8	98	(76)
Loan placement fees	1,060	1,993	1,128
Total mortgage banking income	$3,810	$7,732	$13,682

15. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Salaries and employee benefits	$4,567	$4,580	$3,822
Directors stock awards	350	91	165
Income tax benefit	(1,461)	(1,449)	(809)
Net share-based compensation effect	$3,456	$3,222	$3,178

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. Effective January 1, 2017, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Under previous GAAP, any excess tax benefits were recognized in additional-paid-in-capital to offset current-period and subsequent-period tax deficiencies. The Company recorded income tax benefit of $0.1 million in 2022, income tax benefit of $0.2 million in 2021, and income tax expense of $0.3 million in 2020, as a result of restricted stock units vesting during the year.

The Company's share-based compensation arrangements are described below:

Equity Incentive Plans

The Company has adopted equity incentive plans for the purpose of granting options, restricted stock and other equity based awards for the Company's common stock to directors, officers and other key individuals. Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant; those option awards generally vest based on three or five years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans below). The Company has historically issued new shares of common stock upon exercises of stock options and purchases of restricted awards.

In April 2013, the Company adopted and shareholders approved the 2013 Stock Compensation Plan ("2013 Plan") making available 2,200,000 shares for grants to employees and directors. Upon adoption of the 2013 Plan, all unissued shares from the previous plan were frozen and no new grants were granted under the previous plan. Shares may continue to be settled under the previous plan pursuant to previously outstanding awards. New shares are issued from the 2013 Plan.

A total of 747,332, 843,469 and 996,850 shares were available for future grants under our 2013 Plan as of December 31, 2022, 2021 and 2020, respectively.

Stock Options

The fair value of each option award is estimated on the date of grant based on the following:

Valuation and amortization method— The fair value of stock options granted is estimated using the Black-Scholes option pricing formula and a single option award approach. Historical data is used to estimate option exercise and employee termination activity within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Expected dividend —The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following is a summary of option activity for our stock option plans for the year ended December 31, 2022:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding as of January 1, 2022	47,440	$14.32
Changes during the year:
Granted	—	—
Exercised	(47,440)	14.32		$706
Expired	—	—
Forfeited	—	—
Stock options outstanding as of December 31, 2022	—	—	0.0	—

Vested and exercisable as of December 31, 2022	—		0.0	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying option awards and the quoted price of the Company's common stock for the options that were in-the-money as of December 31, 2022.

There were 47,440 and 86,373 options exercised during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised in 2022 and 2021 under our stock option plan determined as of the date of exercise was $0.7 million and $0.9 million, respectively. There were no options exercised in 2020.

As of December 31, 2022, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

There were no shares that vested in 2022, 2021 and 2020. As of December 31, 2022, all shares have been vested and exercised.

No stock options were granted during the years ended December 31, 2022, 2021 and 2020.

Restricted Stock and and Performance Stock Units

Under the 2013 Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to non-officer directors and certain senior management personnel. The awards typically vest over a two, three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of December 31, 2022, there was $3.5 million of total unrecognized compensation cost related to RSUs and PSUs that is expected to be recognized over a weighted-average period of 1.7 years.

The table below presents the activity of RSUs and PSUs for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During The Year (in thousands)
Unvested as of December 31, 2019	366,467	$28.89

Changes during the year:
Granted	322,180	18.11
Forfeited	(28,058)	23.79
Vested	(128,215)	29.48	$3,780
Unvested as of December 31, 2020	532,374	22.49

Changes during the year:
Granted	221,774	21.93
Forfeited	(75,850)	21.95
Vested	(192,959)	23.42	5,077
Unvested as of December 31, 2021	485,339	21.95

Changes during the year:
Granted	99,887	28.99
Forfeited	(53,980)	25.66
Vested	(178,781)	21.91	4,787
Unvested as of December 31, 2022	352,465	23.40

16. PENSION PLANS

Defined Benefit Retirement Plan

The bank had a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date. Effective January 1, 1991, the bank reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees' years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from the bank's terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5.9 million in the unrecognized prior service cost, which was amortized over a period of 13 years. Effective December 31, 2002, the bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement expense of $4.9 million, which was recorded in other operating expense. As of December 31, 2022, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following tables set forth information pertaining to the defined benefit retirement plan:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$20,420	$21,919
Interest cost	212	485
Actuarial gains	(1,766)	(427)
Benefits paid	(5,398)	(1,557)
Annuity purchase	(13,468)	—
Benefit obligation at end of the year	—	20,420

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	20,785	21,153
Actual return on plan assets	(1,969)	1,189
Employer contributions	50	—
Benefits paid	(5,398)	(1,557)
Annuity purchase	(13,468)	—
Fair value of plan assets at end of year	—	20,785

Funded status at end of year	$—	$365

Amounts recognized in AOCI:
Net actuarial losses	$—	$(4,699)

Benefit obligation actuarial assumptions:
Weighted-average discount rate	N/A	2.4%

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Components of net periodic benefit cost:
Interest cost	$212	$485	$641
Expected return on plan assets	(207)	(549)	(920)
Amortization of net actuarial losses	225	701	909
Settlement	4,884	—	—
Net periodic benefit cost	$5,114	$637	$630

Net periodic cost actuarial assumptions:
Weighted-average discount rate	2.4%	2.3%	3.1%
Expected long-term rate of return on plan assets	2.3%	2.7%	4.5%

The long-term rate of return on plan assets reflects the weighted-average long-term rates of return for the various categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

There were no plan assets remaining as of December 31, 2022. The defined benefit retirement plan assets as of December 31, 2021 consisted of debt securities and money market funds. The asset allocations by asset category were as follows:

December 31, 2021
Debt securities	85.9%
Money market funds	14.1
Total	100.0%

In preparation of the defined benefit retirement plan termination, the plan asset allocations were adjusted to minimize market risk, which included eliminating all equity securities and adjusting the portfolio duration in 2021. There were no equity securities and no shares of the Company's common stock included in plan assets as of December 31, 2022 and 2021.

The fair values of the defined benefit retirement plan as of December 31, 2021 by asset category were as follows:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Money market funds	$2,938	$—	$—	$2,938
Exchange traded funds	10,712	—	—	10,712
Government obligations	—	1,899	—	1,899
Corporate bonds and debentures	—	5,236	—	5,236
Total	$13,650	$7,135	$—	$20,785

With the termination of the defined benefit retirement plan in the second quarter of 2022, the Company no longer has any estimated future payments due and is no longer required by funding regulations or laws to make any contributions to our defined benefit retirement plan.

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank established Supplemental Executive Retirement Plans ("SERP") that provide certain officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The following tables set forth information pertaining to the SERP:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$12,297	$12,740
Interest cost	301	264
Actuarial gains	(2,960)	(398)
Benefits paid	(418)	(309)
Benefit obligation at end of year	9,220	12,297

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	418	309
Benefits paid	(418)	(309)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(9,220)	$(12,297)

Amounts recognized in AOCI
Net transition obligation	$(7)	$(26)
Net actuarial losses	701	(2,337)
Total amounts recognized in AOCI	$694	$(2,363)

Benefit obligation actuarial assumptions
Weighted-average discount rate	5.0%	2.5%

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Components of net periodic benefit cost
Interest cost	$301	$264	$341
Amortization of net actuarial (gains) losses	79	335	251
Amortization of net transition obligation	18	18	18
Amortization of prior service cost	—	—	14
Net periodic benefit cost	$398	$617	$624

Net periodic cost actuarial assumptions
Weighted-average discount rate	2.7%	2.1%	3.1%

The SERP holds no plan assets other than employer contributions that are paid as benefits during the year. The Company expects to contribute $0.6 million to the SERP in 2023.

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years, in the aggregate for the five years and thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2023	$573
2024	570
2025	566
2026	561
2027	556
2028-2032	4,817
Thereafter	1,577
Total	$9,220

17. 401(K) RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) Retirement Savings Plan ("Retirement Savings Plan") that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer discretionary contributions.

The Company has the option of making regular matching contributions on employee's elective deferrals. The Company has sole discretion in determining the percentage to be matched, subject to limitations of the Internal Revenue Code. From January 1, 2020 to June 30, 2020, the Company matched 100% of an employee's elective deferrals, up to 4% of the employee's pay each pay period. Effective July 1, 2020, matching contributions were temporarily suspended due to economic uncertainty in the wake of the COVID-19 pandemic. In lieu of matching contributions, an equity grant of the Company's common stock was granted to all 401(k)-eligible employees as of June 30, 2020 that will vest ratably over three years. The equity grants were made outside of the Retirement Savings Plan.

From January 1, 2021 through June 30, 2021, matching contributions remained suspended. Effective July 1, 2021 through December 31, 2021, we matched 100% of an employees effective deferrals, up to 2% of the employee's pay each pay period. Effective January 1, 2022 through December 31, 2022, we matched 100% of an employees effective deferrals, up to 4% of the employee's pay each pay period.

The Company also has the option of making discretionary contributions into the Retirement Savings Plan and has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. On December 31, 2020, the Company made a discretionary contribution to all 401(k)-eligible employees, excluding Executive Committee and Managing Committee members, of 2% of the employee's eligible compensation, up to $1,250 per employee. The Company did not make any discretionary contributions in 2022 and 2021.

Total contributions to the Retirement Savings Plan totaled $2.4 million, $0.5 million and $2.1 million in 2022, 2021 and 2020, respectively.

18. OPERATING LEASES

The Company leases certain property and equipment with lease terms expiring through 2045. In some instances, a lease may contain renewal options for periods ranging from five to 15 years. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and any short-term leases are not included in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Lease cost:
Operating lease cost	$5,495	$6,397
Variable lease cost	3,278	2,476
Less: sublease income	(48)	(78)
Total lease cost	$8,725	8,795

Other information:
Operating cash flows from operating leases	$(5,896)	$(6,533)
Weighted-average remaining lease term - operating leases	11.22 years	11.91 years
Weighted-average discount rate - operating leases	3.95%	3.93%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2023	$5,100	$1,328	$3,772
2024	4,438	1,202	3,236
2025	4,152	1,078	3,074
2026	4,089	958	3,131
2027	4,080	835	3,245
Thereafter	23,049	3,618	19,431
Total	$44,908	$9,019	$35,889

In addition, the Company leases certain properties that it owns as lessor. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Total rental income recognized	$2,228	2,094

Based on the Company's leases as lessor as of December 31, 2022, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2023	$1,001
2024	835
2025	675
2026	555
2027	533
Thereafter	2,300
Total	$5,899

19. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current expense:
Federal	$996	$11,304	$22,014
State	(1,965)	3,626	2,833
Total current	(969)	14,930	24,847
Deferred expense:
Federal	18,854	8,654	(12,952)
State	6,956	2,174	(135)
Total deferred	25,810	10,828	(13,087)
Provision for income taxes	$24,841	$25,758	$11,760

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2022, 2021 and 2020, to income (loss) before income taxes) for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Computed "expected" tax expense (benefit)	$20,741	$22,187	$10,297
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(692)	(526)	(528)
Other tax-exempt income	(392)	(734)	(799)
Low-income housing tax credits	(530)	(365)	(332)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	4,982	5,377	2,590
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	39	(39)	(22)
Other, net	693	(142)	554
Total	$24,841	$25,758	$11,760

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets
Lease liability	$9,598	$10,891
Allowance for credit losses	13,534	14,382
Accrued expenses	3,737	3,616
Employee retirement benefits	1,941	2,547
Federal net operating loss carryforwards	16,363	—
State net operating loss carryforwards	7,583	3,091
Restricted stock and non-qualified stock options	388	611
Premises and equipment	4,717	4,678
Other	9,504	6,333
Total deferred tax assets	67,365	46,149

Deferred tax liabilities
Right-of-use lease asset	9,356	10,546
Intangible assets	2,427	2,604
Other	3,647	3,808
Total deferred tax liabilities	15,430	16,958

Less: Deferred tax valuation allowance	3,398	3,359

Net deferred tax assets	$48,537	$25,832

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

As of December 31, 2022, the valuation allowance on our net DTA totaled $3.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the Company does not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was an increase of $39 thousand in 2022, compared to a decrease of $39 thousand in 2021.

Net of this valuation allowance, the Company's net DTA totaled $48.5 million as of December 31, 2022, compared to a net DTA of $25.8 million as of December 31, 2021, and is included in other assets in the Company's consolidated balance sheets.

At December 31, 2022, the Company had NOL carryforwards for U.S. Federal income tax purposes of $77.9 million and state income tax purposes of $132.0 million, which are available to offset future taxable income. The U.S. Federal NOL carryforwards can be carried forward indefinitely to offset future federal taxable income. The Hawaii NOL carryforwards can also be carried forward indefinitely, while the other state NOL carryforwards will begin to expire if not utilized beginning in 2028.

Utilization of the NOL carryforwards and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before they are able to be utilized. The Company does not expect any previous ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code, to result in an ultimate limitation that will materially reduce the total amount of net operating loss carryforwards that can be utilized.

At December 31, 2022, the Company did not have any material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2022, the Company’s federal tax returns for 2016 and earlier, and the state tax returns for 2018 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020, by component:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2022
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(204,250)	$(54,109)	$(150,141)
Less: Amortization of unrealized losses on investment securities transferred to HTM	6,218	1,520	4,698
Net change in fair value of investment securities	(198,032)	(52,589)	(145,443)

Net change in fair value of derivative:
Net unrealized gains arising during the period	6,326	1,681	4,645
Net change in fair value of derivative	6,326	1,681	4,645

Defined benefit retirement plan and SERPs:
Net actuarial gains arising during the period	2,007	537	1,470
Amortization of net actuarial losses	304	81	223
Amortization of net transition obligation	18	4	14
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	7,213	2,439	4,774
Other comprehensive loss	$(184,493)	$(48,469)	$(136,024)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2021
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(41,237)	$(11,030)	$(30,207)
Less: Reclassification adjustment for gains realized in net income	(150)	(40)	(110)
Net change in fair value of investment securities	(41,387)	(11,070)	(30,317)

Defined benefit retirement plan and SERPs:
Net actuarial gains arising during the period	2,014	544	1,470
Amortization of net actuarial losses	1,036	291	745
Amortization of net transition obligation	18	4	14
Defined benefit retirement plan and SERPs	3,068	839	2,229
Other comprehensive loss	$(38,319)	$(10,231)	$(28,088)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2020
Net change in fair value of investment securities:
Net unrealized gains on investment securities arising during the period	$15,939	$4,260	$11,679
Less: Reclassification adjustment for losses realized in net income	201	54	147
Net change in fair value of investment securities	16,140	4,314	11,826

Defined benefit retirement plan and SERPs:
Net actuarial losses arising during the period	(1,488)	(508)	(980)
Amortization of net actuarial losses	1,160	310	850
Amortization of net transition obligation	18	5	13
Amortization of prior service cost	14	4	10
Defined benefit retirement plan and SERPs	(296)	(189)	(107)
Other comprehensive income	$15,844	$4,125	$11,719

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2022, 2021 and 2020:

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive (loss) income before reclassifications	(150,141)	4,645	1,470	(144,026)
Amounts reclassified from AOCI	4,698	—	3,304	8,002
Net other comprehensive income (loss)	(145,443)	4,645	4,774	(136,024)
Balance at end of period	$(149,109)	$4,645	$480	$(143,984)

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive (loss) income before reclassifications	(30,207)	1,470	(28,737)
Amounts reclassified from AOCI	(110)	759	649
Net other comprehensive income (loss)	(30,317)	2,229	(28,088)
Balance at end of period	$(3,666)	$(4,294)	$(7,960)

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2020
Balance at beginning of period	$14,825	$(6,416)	$8,409

Other comprehensive income (loss) before reclassifications	11,679	(980)	10,699
Amounts reclassified from AOCI	147	873	1,020
Total other comprehensive income (loss)	11,826	(107)	11,719
Balance at end of period	$26,651	$(6,523)	$20,128

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2022, 2021 and 2020:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2022	2021	2020	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized gains (losses) on available-for-sale investment securities	$—	$150	$(201)	Net gains (losses) on sales of investment securities
Tax effect	—	(40)	54	Income tax benefit (expense)
Net of tax	$—	$110	$(147)

Amortization of unrealized losses on investment securities transferred to HTM	$(6,218)	$—	$—	Interest and dividends on investment securities
Tax effect	1,520	—	—	Income tax expense
Net of tax	$(4,698)	$—	$—

Defined benefit plan items:
Amortization of net actuarial losses	$(304)	$(1,036)	$(1,160)	Other operating expense - other (1)
Amortization of net transition obligation	(18)	(18)	(18)	Other operating expense - other (1)
Amortization of prior service cost	—	—	(14)	Other operating expense - other (1)
Settlement	(4,884)	—	—	Other operating expense - other (1)
Total before tax	(5,206)	(1,054)	(1,192)
Tax effect	1,902	295	319	Income tax expense
Net of tax	$(3,304)	$(759)	$(873)

Total reclassifications, net of tax	$(8,002)	$(649)	$(1,020)

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 - Pension Plans for additional details).

21. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net income	$73,928	$79,894	$37,273

Weighted-average shares outstanding for basic earnings per share	27,398,445	28,003,744	28,074,543
Add: Dilutive effect of employee stock options and awards	169,335	253,579	106,033
Weighted-average shares outstanding for diluted earnings per share	27,567,780	28,257,323	28,180,576

Basic earnings per share	$2.70	$2.85	$1.33
Diluted earnings per share	$2.68	$2.83	$1.32

There were no potentially anti-dilutive securities that have been excluded from the dilutive share calculation for the years ended December 31, 2022, 2021, and 2020.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by us to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral for those commitments in which collateral is deemed necessary.

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

Forward interest rate contracts represent commitments to purchase or sell loans at a future date at a specified price. The Company enters into forward interest rate contracts on our residential mortgage held for sale loans. These derivatives are carried at fair value with changes in fair value recorded as a component of mortgage banking income in other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in market rates. Management reviews and approves the creditworthiness of the counter-parties to its forward interest rate contracts.

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

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allows the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on the Company's consolidated balance sheet in other assets or other liabilities, and changes to the fair value recorded in other service charges and fees on the consolidated statement of income.

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2022 and 2021, the Company did not have any forward foreign exchange contracts.

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2022, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

At December 31, 2022 and 2021, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2022	2021
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,328,791	$1,266,596
Standby letters of credit and financial guarantees written	5,367	6,634

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Back-to-back swap agreements:
Assets	32,335	33,112
Liabilities	32,335	33,112
Forward interest rate contracts	1,110	3,525
Risk participation agreements	36,835	37,531
Interest rate swap agreements	115,545	—

24. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. The weighted-average discount rate used in the valuation of loans was 7.44% as of December 31, 2022. In accordance with ASU 2016-01, the fair value of loans are based on the notion of exit price as of December 31, 2022 and 2021.

Loans Held for Sale

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. The fair values of Hawaii and U.S. Mainland construction and commercial real estate loans, if any, are reported net of applicable selling costs on the Company's consolidated balance sheets.

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted-average discount rate used in the valuation of time deposits was 4.96% as of December 31, 2022.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted-average discount rate used in the valuation of long-term debt was 7.28% as of December 31, 2022.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and due from financial institutions	$97,150	$97,150	$97,150	$—	$—
Interest-bearing deposits in other financial institutions	14,894	14,894	14,894	—	—
Investment securities	1,336,677	1,268,574	—	1,261,306	7,268
Loans held for sale	1,105	1,105	—	1,105	—
Loans, net of ACL	5,491,728	5,043,436	—	—	5,043,436
Accrued interest receivable	20,345	20,345	20,345	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	2,092,823	2,092,823	2,092,823	—	—
Interest-bearing demand and savings deposits	3,652,195	3,652,195	3,652,195	—	—
Time deposits	991,205	975,086	—	—	975,086
FHLB advances and other short-term borrowings	5,000	5,000	—	5,000	—
Long-term debt	105,859	93,729	—	—	93,729
Accrued interest payable (included in other liabilities)	4,739	4,739	4,739	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Off-balance sheet financial instruments:
Commitments to extend credit	$1,328,791	$—	$1,270	$—	$1,270	$—
Standby letters of credit and financial guarantees written	5,367	—	80	—	80	—

Derivatives:
Back-to-back swap agreements:
Assets	32,335	4,611	4,611	—	—	4,611
Liabilities	(32,335)	(4,611)	(4,611)	—	—	(4,611)
Forward sale commitments	1,110	8	8	—	8	—
Risk participation agreements	36,835	—	—	—	—	—
Interest rate swap agreements	115,545	5,986	5,986	—	—	5,986

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and due from financial institutions	$81,506	$81,506	$81,506	$—	$—
Interest-bearing deposits in other financial institutions	247,401	247,401	247,401	—	—
Investment securities	1,631,699	1,631,699	—	1,623,080	8,619
Loans held for sale	3,531	3,531	—	3,531	—
Loans, net of ACL	5,033,552	4,741,379	—	—	4,741,379
Accrued interest receivable	16,709	16,709	16,709	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	2,291,246	2,291,246	2,291,246	—	—
Interest-bearing demand and savings deposits	3,641,180	3,641,180	3,641,180	—	—
Time deposits	706,732	704,645	—	—	704,645
Long-term debt	105,616	94,558	—	—	94,558
Accrued interest payable (included in other liabilities)	1,122	1,122	1,122	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Off-balance sheet financial instruments:
Commitments to extend credit	$1,266,596	$—	$1,347	$—	$1,347	$—
Standby letters of credit and financial guarantees written	6,634	—	100	—	100	—

Derivatives:
Back-to-back swap agreements:
Assets	33,112	435	435	—	—	435
Liabilities	33,112	(435)	(435)	—	—	(435)
Forward sale commitments	3,525	1	1	—	1	—
Risk participation agreements	37,531	(16)	(16)	—	—	(16)

Fair Value Measurements

Financial assets and liabilities are grouped at fair value into three levels based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

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

•Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques that require the use of significant judgment or estimation.

Fair values are based on the price that the Company would expect to receive if an asset were sold or pay to transfer a liability in an orderly transaction between market participants at the measurement date. When developing fair value measurements, the use of observable inputs are maximized and the use of unobservable inputs are minimized.

Fair value measurements are used to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

There were no transfers of financials assets and liabilities into and out of Level 3 of the fair value hierarchy during the year ended December 31, 2022.

The following table below presents the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$135,752	$—	$129,168	$6,584
Corporate securities	30,211	—	30,211	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,715	—	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	423,803	—	423,803	—
Residential - Non-government sponsored entities ("Non-GSEs")	8,662	—	7,978	684
Commercial - U.S. GSEs and agencies	46,144	—	46,144	—
Commercial - Non-GSEs	1,507	—	1,507	—
Total investment securities	671,794	—	664,526	7,268

Derivatives:
Forward sale commitments	8	—	8	—
Interest rate swap agreements	5,986	—	—	5,986
Total derivatives	5,994	—	8	5,986
Total	$677,788	$—	$664,534	$13,254

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$236,828	$—	$229,147	$7,681
Corporate securities	40,646	—	40,646	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	35,334	—	35,334	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities ("GSEs")	1,198,816	—	1,198,816	—
Residential - Non-government sponsored entities ("Non-GSEs")	12,213	—	11,275	938
Commercial - U.S. GSEs and agencies	65,849	—	65,849	—
Commercial - Non-GSEs	42,013	—	42,013	—
Total investment securities	1,631,699	—	1,623,080	8,619

Derivatives:
Interest rate lock commitments	1	—	1	—
Forward sale commitments	(16)	—	—	(16)
Total derivatives	(15)	—	1	(16)
Total	$1,631,684	$—	$1,623,081	$8,603

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2020	$11,337	$989	$12,326
Principal payments received	(2,841)	(22)	(2,863)
Unrealized net loss included in other comprehensive loss	(815)	(29)	(844)
Balance as of December 31, 2021	7,681	938	8,619
Principal payments received	(212)	(23)	(235)
Unrealized net loss included in other comprehensive loss	(885)	(231)	(1,116)
Balance as of December 31, 2022	$6,584	$684	$7,268

Within the state and political subdivisions debt securities category, the Company holds two mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $6.6 million and $7.7 million at December 31, 2022 and 2021, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million and $0.9 million at December 31, 2022 and 2021, respectively. The Company estimates the aggregate fair value of $7.3 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of December 31, 2022, the weighted-average discount rate utilized was 6.41%, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

25. PARENT COMPANY AND REGULATORY RESTRICTIONS

The retained earnings of the parent company, Central Pacific Financial Corp., included $339.4 million of equity in undistributed losses of Central Pacific Bank as of December 31, 2022.

Central Pacific Bank, as a Hawaii state-chartered bank, may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The bank had Statutory Retained Earnings of $145.7 million and $114.0 million as of December 31, 2022 and 2021, respectively. For further information, see Note 12 - Equity.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and were fully phased in on January 1, 2019. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year from 0.625% in 2016 to 2.50% on January 1, 2019. The capital conservation buffer for 2019, 2018 and 2017 was 2.50%, 1.875% and 1.25%, respectively. The net unrealized gain or loss on investment securities is not included in computing regulatory capital. Management believes the Company and bank met all capital adequacy requirements to which they are subject as of December 31, 2022.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The bank was categorized as "well-capitalized" and maintained the required capital conservation buffer under the regulatory framework for prompt corrective action as of December 31, 2022 and 2021. There are no conditions or events since then that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Company
As of December 31, 2022
Tier 1 capital to avg. assets (leverage ratio)	$642,302	8.5%	$301,053	4.0%		N/A
Tier 1 capital to risk-weighted assets	642,302	11.3	340,151	6.0		N/A
Total capital to risk-weighted assets	764,283	13.5	453,535	8.0		N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	592,302	10.5	255,113	4.5		N/A

As of December 31, 2021
Tier 1 capital to avg. assets (leverage ratio)	622,130	8.5	293,382	4.0		N/A
Tier 1 capital to risk-weighted assets	622,130	12.2	307,215	6.0		N/A
Total capital to risk-weighted assets	741,291	14.5	409,620	8.0		N/A
CET1 capital to risk-weighted assets	572,130	11.2	230,411	4.5		N/A

Central Pacific Bank
As of December 31, 2022
Tier 1 capital to avg. assets (leverage ratio)	$675,331	9.0%	$300,584	4.0%	$375,730	5.0%
Tier 1 capital to risk-weighted assets	675,331	11.9	339,422	6.0	452,563	8.0
Total capital to risk-weighted assets	742,312	13.1	452,563	8.0	565,704	10.0
CET1 capital to risk-weighted assets	675,331	11.9	254,567	4.5	367,708	6.5

As of December 31, 2021
Tier 1 capital to avg. assets (leverage ratio)	652,987	8.9	292,877	4.0	366,096	5.0
Tier 1 capital to risk-weighted assets	652,987	12.8	306,497	6.0	408,663	8.0
Total capital to risk-weighted assets	717,000	14.0	408,663	8.0	510,828	10.0
CET1 capital to risk-weighted assets	652,987	12.8	229,873	4.5	332,038	6.5

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

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$16,915	$20,090
Investment in subsidiary bank	534,817	639,050
Other assets	14,442	12,029
Total assets	$566,174	$671,169

Liabilities and Equity
Long-term debt	$105,859	$105,616
Other liabilities	7,444	7,334
Total liabilities	113,303	112,950

Shareholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at December 31, 2022 and 2021	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 27,025,070 and 27,714,071 shares at December 31, 2022 and 2021, respectively	408,071	433,263
Additional paid-in capital	101,346	98,073
Retained earnings	87,438	34,843
Accumulated other comprehensive loss	(143,984)	(7,960)
Total shareholders’ equity	452,871	558,219
Total equity	452,871	558,219

Total liabilities and equity	$566,174	$671,169

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Dividends from subsidiary bank	$47,427	$54,016	$24,015
Interest income:
Interest income from subsidiary bank	3	3	4
Other income	64	43	52
Total income	47,494	54,062	24,071

Expense:
Interest expense on long-term debt	4,930	4,097	2,095
Other expenses	2,317	3,504	1,293
Total expenses	7,247	7,601	3,388

Income before income taxes and equity in undistributed income of subsidiaries	40,247	46,461	20,683
Income tax expense (benefit)	(1,917)	(1,968)	(690)
Income before equity in undistributed income of subsidiaries	42,164	48,429	21,373

Equity in undistributed income of subsidiary bank	31,764	31,465	15,900
Net income	$73,928	$79,894	$37,273

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$73,928	$79,894	$37,273
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(26)	70	2,552
Equity in undistributed income of subsidiary bank	(31,764)	(31,465)	(15,900)
Share-based compensation expense	3,273	3,231	3,231
Net change in other assets and liabilities	(20)	(85)	(3,010)
Net cash provided by operating activities	45,391	51,645	24,146

Cash flows from investing activities:
Contributions to subsidiary bank	—	—	(46,750)
Proceeds from sale of investment securities	—	1,653	—
Net cash provided by (used in) investing activities	—	1,653	(46,750)

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	679	1,236	—
Net proceeds from subordinated debt	—	—	53,838
Repurchases of common stock	(20,740)	(18,669)	(4,749)
Cash dividends paid on common stock	(28,505)	(26,959)	(25,935)
Net cash (used in) provided by financing activities	(48,566)	(44,392)	23,154

Net (decrease) increase in cash and cash equivalents	(3,175)	8,906	550

Cash and cash equivalents at beginning of year	20,090	11,184	10,634
Cash and cash equivalents at end of year	$16,915	$20,090	$11,184

26. SUBSEQUENT EVENTS

In January 2023, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2022 Repurchase Plan. The 2022 Repurchase Plan had $10.3 million in remaining repurchase authority as of December 31, 2022.

In accordance with the Inflation Reduction Act of 2022, beginning January 1, 2023, an excise tax of 1% on the aggregate fair value of stock repurchased less the fair value of stock issued will be imposed if repurchases of stock exceed $1 million over the course of the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2022 in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders ("2023 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

The following table provides information as of December 31, 2022 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2022.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2) (3)	(b) Weighted- average exercise price of outstanding options, warrants and rights (4)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plan(s) approved by security holders (1)	352,495	$—	747,332
Equity compensation plan(s) not approved by security holders	—	—	—
Total	352,495	—	747,332

(1) This plan is the Company’s 2013 Stock Compensation Plan ("2013 Plan").
(2) Represents an aggregate of 352,495 restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs").
(3) Assumes shares issued upon vesting of PSUs vest at 100% of target number of units. Actual number of shares issued on vesting of PSUs could be zero to 200% of the target number of units.
(4) Weighted average exercise price of outstanding stock options; excludes RSUs and PSUs. No stock options were outstanding at December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2023 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended through January 25, 2012 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (*)

4.2	Form of Registrant's Common Stock Certificate (4)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	The Registrant's 2023 Annual Executive Incentive Plan (†) (4)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (*) (†)

10.3	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (†) (5)

10.4	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (†) (6)

10.5	The Registrant’s 2013 Stock Compensation Plan (†) (7)

10.6	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.7	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.8	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.9	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.10	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.11	Employment Agreement with Paul Yonamine, dated September 25, 2018 (†) (9)

14.1	The Registrant's Code of Conduct & Ethics (10)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (10)

21	Subsidiaries of the Registrant (*)

23	Consent of Independent Registered Public Accounting Firm (Crowe) (*)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

101.INS	XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Denotes management contract or compensation plan or arrangement.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have Securities and Exchange Commission file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2012.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.
(5)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(6)	Incorporated herein by reference to Exhibits 10.15, 10.19 and 10.21, respectively, to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.
(7)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
(8)	Incorporated herein by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(10)	Incorporated herein by reference to Exhibits 14.1 and 14.2, respectively, of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

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

Dated:	February 24, 2023
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Arnold D. Martines
Arnold D. Martines
President and Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold D. Martines	President and Chief Executive Officer, Director	February 24, 2023
Arnold D. Martines	(Principal Executive Officer)

/s/ David S. Morimoto	Senior Executive Vice President and Chief Financial Officer	February 24, 2023
David S. Morimoto	(Principal Financial and Accounting Officer)

/s/ Paul K. Yonamine	Chairman Emeritus	February 24, 2023
Paul K. Yonamine

/s/ A. Catherine Ngo	Chair	February 24, 2023
A. Catherine Ngo

/s/ Christine H. H. Camp	Director	February 24, 2023
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 24, 2023
Earl E. Fry

/s/ Jason R. Fujimoto	Director	February 24, 2023
Jason R. Fujimoto

/s/ Jonathan B. Kindred	Director	February 24, 2023
Jonathan B. Kindred

/s/ Paul J. Kosasa	Director	February 24, 2023
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 24, 2023
Duane K. Kurisu

/s/ Christopher T. Lutes	Director	February 24, 2023
Christopher T. Lutes

/s/ Colbert M. Matsumoto	Director	February 24, 2023
Colbert M. Matsumoto

/s/ Saedene K. Ota	Director	February 24, 2023
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 24, 2023
Crystal K. Rose