Form 10-Q
period 2023-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2023-04-26
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 14, 2023 was 27,005,545 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, and net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our Banking-as-a-Service ("BaaS") initiative; and (iv) any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•the effects of inflation and rising interest rates;
•the adverse effects of recent bank failures and the potential impact of such developments on customer confidence, deposit behavior, liquidity and regulatory responses thereto;
•the adverse effects of the COVID-19 pandemic virus (and ongoing pandemic variants) on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees;
•supply chain disruptions;
•the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;
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
•securities market and monetary fluctuations, including the replacement of the London Interbank Offered Rate ("LIBOR") Index and the impact on our loans and debt which are tied to that index and uncertainties regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR");
•negative trends in our market capitalization and adverse changes in the price of the Company's common stock;
•political instability;
•acts of war or terrorism;
•pandemic virus and disease, including COVID-19;
•changes in consumer spending, borrowings and savings habits;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•cybersecurity and data privacy breaches and the consequence therefrom;
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
•changes in our personnel, organization, compensation and benefit plans;
•and our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year and in particular, the discussion of "Risk Factors" set forth therein and herein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$108,535	$97,150
Interest-bearing deposits in other banks	90,247	14,894
Investment securities:
Available-for-sale debt securities, at fair value	687,188	671,794
Held-to-maturity debt securities, at amortized cost; fair value of: $599,300 at March 31, 2023 and $596,780 at December 31, 2022	658,596	664,883
Total investment securities	1,345,784	1,336,677
Loans held for sale	—	1,105
Loans	5,557,397	5,555,466
Allowance for credit losses	(63,099)	(63,738)
Loans, net of allowance for credit losses	5,494,298	5,491,728
Premises and equipment, net	93,761	91,634
Accrued interest receivable	20,473	20,345
Investment in unconsolidated entities	45,953	46,641
Mortgage servicing rights	8,943	9,074
Bank-owned life insurance	168,244	167,967
Federal Home Loan Bank stock	11,960	9,146
Right-of-use lease asset	34,237	34,985
Other assets	98,812	111,417
Total assets	$7,521,247	$7,432,763
Liabilities
Deposits:
Noninterest-bearing demand	$2,028,087	$2,092,823
Interest-bearing demand	1,386,913	1,453,167
Savings and money market	2,184,675	2,199,028
Time	1,147,293	991,205
Total deposits	6,746,968	6,736,223
FHLB advances and other short-term borrowings	25,000	5,000
Long-term debt (net of debt issuance costs of $627 at March 31, 2023 and $688 at December 31, 2022)	155,920	105,859
Lease liability	35,076	35,889
Other liabilities	87,357	96,921
Total liabilities	7,050,321	6,979,892
Contingent liabilities and other commitments (see Notes 8, 16 and 17)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,005,545 at March 31, 2023 and 27,025,070 at December 31, 2022	405,866	408,071
Additional paid-in capital	101,188	101,346
Retained earnings	96,600	87,438
Accumulated other comprehensive loss	(132,728)	(143,984)
Total shareholders' equity	470,926	452,871
Total equity	470,926	452,871
Total liabilities and equity	$7,521,247	$7,432,763

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Interest income:
Interest and fees on loans	$58,269	$44,949
Interest and dividends on investment securities:
Taxable interest	7,336	6,969
Tax-exempt interest	790	816
Dividends	—	21
Interest on deposits in other banks	277	72
Dividends on Federal Home Loan Bank stock	136	59
Total interest income	66,808	52,886
Interest expense:
Interest on deposits:
Demand	363	112
Savings and money market	3,386	329
Time	6,264	469
Interest on short-term borrowings	761	—
Interest on long-term debt	1,838	1,041
Total interest expense	12,612	1,951
Net interest income	54,196	50,935
Provision (credit) for credit losses	1,852	(3,195)
Net interest income after provision (credit) for credit losses	52,344	54,130
Other operating income:
Mortgage banking income	526	1,172
Service charges on deposit accounts	2,111	1,861
Other service charges and fees	4,985	4,488
Income from fiduciary activities	1,321	1,154
Income from bank-owned life insurance	1,291	539
Other	775	337
Total other operating income	11,009	9,551
Other operating expense:
Salaries and employee benefits	22,023	20,942
Net occupancy	4,474	3,774
Equipment	946	1,082
Communication	778	806
Legal and professional services	2,886	2,626
Computer software	4,606	3,082
Advertising	933	1,150
Other	5,461	4,743
Total other operating expense	42,107	38,205
Income before income taxes	21,246	25,476
Income tax expense	5,059	6,038
Net income	$16,187	$19,438
Per common share data:
Basic earnings per common share	$0.60	$0.70
Diluted earnings per common share	$0.60	$0.70
Cash dividends declared	$0.26	$0.26
Basic weighted average shares outstanding	26,999,138	27,591,390
Diluted weighted average shares outstanding	27,122,012	27,874,924

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income	$16,187	$19,438
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	11,206	(79,450)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,225	—
Net change in fair value of derivatives	(1,163)	(37)
Defined benefit retirement plan and SERPs	(12)	100
Total other comprehensive income (loss), net of tax	11,256	(79,387)
Comprehensive income (loss)	$27,443	$(59,949)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871
Net income	—	—	—	—	16,187	—	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	—	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	—	470,926

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	—	421,153	98,270	54,252	(87,347)	50	486,378

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$16,187	$19,438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	1,852	(3,195)
Depreciation and amortization of premises and equipment	1,628	1,640
Loss on disposal of premises and equipment	2	1
Cash flows from operating leases	(1,390)	(1,506)
Amortization of mortgage servicing rights	189	534
Net amortization and accretion of premium/discounts on investment securities	803	1,401
Share-based compensation (benefit) expense	(158)	197
Net gain on sales of residential mortgage loans	(128)	(769)
Proceeds from sales of loans held for sale	5,999	31,372
Originations of loans held for sale	(4,766)	(31,749)
Equity in earnings of unconsolidated entities	(28)	(90)
Distributions from unconsolidated entities	31	66
Net (increase) decrease in cash surrender value of bank-owned life insurance	(1,304)	1,741
Deferred income tax benefit (expense)	8,388	(26,297)
Net tax (benefit) expense from share-based compensation	(7)	73
Net change in other assets and liabilities	(9,030)	16,553
Net cash provided by operating activities	18,268	9,410
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	14,170	59,471
Purchases of investment securities available-for-sale	(14,913)	(66,610)
Proceeds from maturities of and calls on held-to-maturity investment securities	7,759	—
Loan payments, net	15,085	6,377
Purchases of loan portfolios	(19,507)	(79,713)
Proceeds from bank-owned life insurance death benefits	1,027	—
Net purchases of premises, equipment and land	(3,822)	(858)
Investments in unconsolidated entities	(30)	(495)
Net purchases of FHLB stock	(2,814)	(979)
Net cash used in investing activities	(3,045)	(82,807)
Cash flows from financing activities:
Net increase (decrease) in deposits	10,745	(40,127)
Net increase in FHLB advances and other short-term borrowings	20,000	—
Proceeds from long-term debt	50,000	—
Cash dividends paid on common stock	(7,025)	(7,201)
Repurchases of common stock and other related costs	(2,205)	(6,731)
Net proceeds from issuance of common stock and stock option exercises	—	679
Net cash provided (used in) by financing activities	71,515	(53,380)
Net increase (decrease) in cash and cash equivalents	86,738	(126,777)
Cash and cash equivalents at beginning of period	112,044	328,907
Cash and cash equivalents at end of period	$198,782	$202,130

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,664	$1,266
Income taxes	—	3,283
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	—	(1,114)
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	—	329,503
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	1,668	—
Other intangible assets and services provided in exchange for Swell common stock	—	1,500

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

The Company has 50% ownership interests in three other mortgage loan origination and brokerage companies, which are accounted for using the equity method and are included in investment in unconsolidated entities: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

The Company has low income housing tax credit partnership investments that are accounted for under the proportional amortization method and are included in investment in unconsolidated entities.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), a new fintech company, which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. During the fourth quarter of 2022, Swell launched a consumer banking application that combines checking, credit and more into one integrated account, with Central Pacific Bank serving as the bank sponsor. Swell began with an alpha pilot, where members of its waitlist were invited to sign up for Swell Cash and Credit. In addition, the Company is also collaborating with Swell and Elevate Credit, Inc. (NYSE: ELVT), a provider of digital solutions. In the first quarter of 2023, Elevate was acquired by Park Cities Asset Management, LLC, who is also the largest investor in Swell.The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that that the cost method for the investment was appropriate. The investment is included in investment in unconsolidated entities. The Company had $1.1 million and $1.3 million in unfunded commitments related to the investment as of March 31, 2023 and December 31, 2022, respectively.

The Company also has other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities.

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $40.2 million and $5.6 million, respectively, at March 31, 2023 and $0.1 million, $40.9 million and $5.6 million, respectively, at December 31, 2022. The Company's policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other-than-temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. Impairment tests are performed whenever indicators of impairment are present. If the value of an investment declines and it is considered other-than-temporary, the investment is written down to its respective fair value in the period in which this determination is made.

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

Transfers of investment securities from AFS to HTM are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in AOC and amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, which will offset or mitigate the effect on interest income of the amortization of the premium or discount for that HTM security.

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value included in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment.
The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities ("MBS"), other debt securities and equity securities. The Company’s MBS portfolio is comprised primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (with no minimum credit rating), non-agency residential MBS (with a minimum credit rating of AAA) and non-agency commercial MBS (with a minimum credit rating of BBB and meets the minimum internal credit guidelines).

The Company’s other debt securities portfolio is comprised of obligations issued by U.S. government entities and agencies, obligations issued by states and political subdivisions (with a minimum credit rating of BBB), and corporate bonds (with a minimum credit rating of BBB-).

Interest income on investment securities includes amortization of premiums and accretion of discounts. We amortize premiums and accrete discounts using the effective interest method over the life of the respective security instrument. Gains and losses on the sale of investment securities are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of March 31, 2023 and the Company did not reverse any accrued interest against interest income during the three months ended March 31, 2023.

Allowance for Credit Losses (“ACL”) for AFS Debt Securities

AFS debt securities in an unrealized loss position are evaluated for impairment at least quarterly. For AFS debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through net income.

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

As of March 31, 2023, the decline in market values of our AFS debt securities was primarily attributable to changes in interest rates and volatility in the financial markets. We have no intent to sell securities in an unrealized loss position and it is unlikely we will be required to sell such securities before recovery of its amortized cost basis. Therefore, we did not record any ACL as a result of credit loss.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable on AFS debt securities together with accrued interest receivable on HTM securities and loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $2.9 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

ACL for HTM Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. For pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources. Expected credit losses for these securities are estimated using a loss rate methodology, which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

Accrued interest receivable on HTM debt securities totaled $1.3 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Des Moines (the "FHLB"), the bank is required to obtain and hold a specific number of shares of FHLB capital stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to the yield and typically amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $16.3 million and $16.0 million at March 31, 2023 and December 31, 2022, respectively, and is reported together with accrued interest on HTM and AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

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

Troubled Debt Restructuring (“TDR”) Prior to the Adoption of ASU 2022-02

The Company adopted ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", using the prospective transition method. Thus, the Company will continue to account for existing TDRs under the TDR accounting guidance and all new loan modifications will be accounted for under the new loan modification accounting model as described in Note 2 - Recent Accounting Pronouncements.

Prior to the adoption of ASU 2022-02, on January 1, 2023, the Company accounted for and reported a loan as a TDR when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) the Company granted a concession to the borrower experiencing financial difficulty that it would not otherwise consider for a borrower or transaction with similar credit risk characteristics. A restructuring that resulted in only an insignificant delay in payment was not considered a concession. A delay may have been considered insignificant if 1) the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due or 2) the delay in timing of the restructured payment period was insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that were performing and on accrual status as of the date of the modification remained on accrual status. TDRs that were nonperforming as of the date of modification generally remained as nonaccrual until the prospect of future payments in accordance with the modified loan agreement was reasonably assured and generally demonstrated when the borrower maintained compliance with the restructured terms for a predetermined period of at least six months. TDRs with temporary below-market concessions remained designated as a TDR regardless of the accrual or performance status until the loan was paid off.

Expected credit losses are estimated on a collective (pool) basis when they share similar risk characteristics. A TDR financial asset was evaluated with other financial assets on a collective basis if it shared similar characteristics with other financial assets and individually evaluated if it did not share similar risk characteristics with other financial assets. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company determined a TDR was reasonably expected no later than the point at which the lender concluded that a modification was the best course of action and it was at least reasonably possible for the troubled borrower to accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed TDRs were evaluated to determine the required ACL using the same method as all other loans held for investment, except when the value of a concession could not be measured using a method other than the discounted cash flow method. When the value of a concession was measured using the discounted cash flow method, the ACL was determined by discounting the expected future cash flows at the original interest rate of the loan. Based on the underlying risk characteristics, TDRs performing in accordance with their modified contractual terms may be collectively evaluated.

ACL for Loans

Under the current expected credit loss methodology, the ACL for loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Our policy is to charge off a loan during the period in which the loan is deemed to be uncollectible and all interest previously accrued, but not collected is reversed against current period interest income. We consider a loan to be uncollectible when it is probable that a loss will be incurred and the Company can make a reasonable estimate of the loss. In these instances, the likelihood and/or time frame of recovery for the amount due is uncertain, weak, or protracted. Subsequent receipts, if any, are credited first to the remaining principal, then to the ACL for loans as recoveries, and finally to unaccrued interest.

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

The ACL methodology may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected and/or captured in the historical loss data. These factors include: lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration, or other internal and external factors.

The Company uses the Moody’s Analytics Baseline forecast service for its economic forecast assumption. The Moody’s Analytics Baseline forecast includes both National and Hawaii specific economic indicators. The Moody’s Analytics forecast service is widely used in the industry as it is reasonable and supportable. It is updated at least monthly with a variety of upside and downside economic scenarios from the Baseline. Generally, the Company will use the most recent Baseline forecast from Moody’s as of the balance sheet date. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that accounts for other potential economic scenarios available by Moody’s Analytics or may apply overrides to its statistical models to enhance the reasonableness of its loss estimates.

The ACL is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by Federal Financial Institutions Examination Council ("FFIEC") Call Report codes. Loan pools are further segmented by risk utilizing the most appropriate risk ratings or bands of payment delinquency (including TDR or non-accrual status) for each segment. Additional sub-segmentation may be utilized to identify groups of loans with unique risk characteristics relative to the rest of the portfolio.

The Company relies on a third-party platform that offers multiple methodologies to measure historical life-of-loan losses. The Company has also developed statistical models internally to incorporate future economic conditions and forecast expected credit losses based on various macro-economic indicators such as unemployment and income levels.

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

Commercial, financial and agricultural loans

Commercial, financial and agricultural loans consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The predominant risk characteristics of this segment are the cash flows of the business we lend to, global cash flows including guarantor liquidity, as well as economic and market conditions. Although our underwriting policy and practice generally requires secondary sources of support or collateral to mitigate risk, the borrower’s business is typically regarded as the principal source of repayment.

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

Below is a description of the methodologies mentioned above:

Probability of Default/Loss Given Default ("PD/LGD")

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, loans modified for borrowers experiencing financial difficulty, TDRs prior to the adoption of ASU 2022-02 and nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula 'PD times LGD'.

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as days past due, delinquency counters, loans modified for borrowers experiencing financial difficulty, TDRs prior to the adoption of ASU 2022-02 and nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'.

Weighted-Average Remaining Maturity ("WARM")

Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool and then applying a loss rate which includes a forecast component over this remaining life of the loan. The methodology considers historical loss experience and a loss forecast expectation to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.

Other

If a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as the discounted cash flow (“DCF”) method. Individually evaluated loans are not included in the collective evaluation.

Determining the Term

Expected credit losses are estimated over the contractual term of the loans and are adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. If such renewal options or extensions are present, these options are evaluated in determining the contractual term.

Reserve for Off-Balance Sheet Credit Exposures

The Company maintains a separate and distinct reserve for off-balance sheet credit exposures, which is included in other liabilities on the Company’s consolidated balance sheets. The Company estimates the amount of expected losses (excluding commitments identified as unconditionally cancellable) by calculating a commitment usage factor for letters of credit, non-revolving lines of credit, and revolving lines of credit over the remaining life during which the Company is exposed to credit risk via a contractual obligation to extend credit.

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

The reserve for off-balance sheet credit exposures also applies the loss factors for each loan type used in the ACL for loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. Changes in the reserve for off-balance sheet credit exposures is recorded as a provision for credit losses on off-balance sheet credit exposures, which is included in the provision for credit losses on the Company's statement of income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2023

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method", which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. ASU 2022-01 updates guidance in Topic 815, to expand the scope of the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. Additionally, ASU 2022-01 clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, ASU 2022-01 clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-01 effective January 1, 2023 and it did not have an impact on our consolidated financial statements as we currently do not use the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326 to eliminate the TDR accounting guidance by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Instead of applying the recognition and measurement guidance for TDRs, an entity would apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2022-02 requires prospective transition for disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of current-period gross write-offs by year of origination while removing the presentation of current-period recoveries and net write-off from the vintage disclosure for charge-offs. The guidance related to the recognition and measurement of existing TDRs and new loan modifications or restructurings may be adopted on a prospective or modified retrospective transition method. The Company adopted ASU 2022-02 effective January 1, 2023 using the prospective transition method.

As of our adoption date, loan modifications or restructurings for borrowers experiencing financial difficulty are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. At adoption of this guidance on January 1, 2023, there was no material impact on our financial statements.

When a loan is restructured under ASU 2022-02, we continue to measure impairment on the loan using the discounted cash flow method that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the TDR accounting model, we used the discount rate that was in effect prior to the restructuring to measure impairment. Using the interest rate that was in effect prior to the restructuring resulted in the recognition, in the allowance for credit losses, of the economic concession that we granted to borrowers as part of the loan restructuring. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the allowance for credit losses.

As we have elected a prospective transition, the economic concession on a loan that was previously restructured and accounted for as a TDR will continue to be measured in our allowance for credit losses using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as we update our cash flow assumptions related to the expected life of the loan. Further, the component of the allowance for credit losses representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the mortgage loan and as the loan is sold, liquidated, or subsequently restructured.

We adopted the disclosure guidance related to the presentation of gross write-offs by year of origination in our vintage disclosures on January 1, 2023.

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

3. INVESTMENT SECURITIES

The amortized cost, fair value and related ACL, and corresponding gross unrecognized or unrealized gains and losses on HTM and AFS debt securities at March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,867	$—	$(4,746)	$37,121	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	616,729	145	(54,695)	562,179	—
Total held-to-maturity securities	$658,596	$145	$(59,441)	$599,300	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$170,628	$26	$(31,133)	$139,521	$—
Corporate securities	36,087	—	(4,990)	31,097	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	26,533	5	(2,195)	24,343	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	488,550	—	(67,066)	421,484	—
Residential - Non-government agencies	9,614	—	(977)	8,637	—
Commercial - U.S. Government-sponsored entities	53,597	—	(7,797)	45,800	—
Commercial - Non-government agencies	16,497	—	(191)	16,306	—
Total available-for-sale securities	$801,506	$31	$(114,349)	$687,188	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,840	$—	$(4,727)	$37,113	$—
Corporate securities	—	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	—	—	—	—	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	623,043	—	(63,376)	559,667	—
Residential - Non-government agencies	—	—	—	—	—
Commercial - U.S. Government-sponsored entities	—	—	—	—	—
Commercial - Non-government agencies	—	—	—	—	—
Total held-to-maturity securities	$664,883	$—	$(68,103)	$596,780	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2022
Available-for-sale:
Debt securities:
States and political subdivisions	$172,427	$6	$(36,681)	$135,752	$—
Corporate securities	36,206	—	(5,995)	30,211	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	28,032	—	(2,317)	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	498,989	—	(75,186)	423,803	—
Residential - Non-government agencies	9,829	—	(1,167)	8,662	—
Commercial - U.S. Government-sponsored entities	54,346	—	(8,202)	46,144	—
Commercial - Non-government agencies	1,541	—	(34)	1,507	—
Total available-for-sale securities	$801,370	$6	$(129,582)	$671,794	$—

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

During the three months ended March 31, 2023, the Company recorded a total of $1.7 million in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM. As of March 31, 2023, the Company has recorded a total of $7.9 million in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

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

The amortized cost, estimated fair value and weighted average yield of our HTM and AFS debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	41,867	37,121	2.26
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	616,729	562,179	1.94
Total held-to-maturity securities	$658,596	$599,300	1.96%

Available-for-sale:
Debt securities:
Due in one year or less	$5,185	$5,171	3.01%
Due after one year through five years	16,601	16,323	3.90
Due after five years through ten years	76,927	69,210	2.68
Due after ten years	134,535	104,257	2.48
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	488,550	421,484	2.04
Residential - Non-government agencies	9,614	8,637	3.32
Commercial - U.S. Government-sponsored entities	53,597	45,800	2.35
Commercial - Non-government agencies	16,497	16,306	5.05
Total available-for-sale securities	$801,506	$687,188	2.33%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

During three months ended March 31, 2023, the Company did not sell any investment securities. In 2022, the Company completed one sale of investment securities for its Class B common stock of Visa during the second quarter and is discussed later in this footnote.

Investment securities with carrying values totaling $699.6 million and $607.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds on deposit and other financial transactions.

At March 31, 2023 and December 31, 2022, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 81 and 83 HTM investment securities which were in an unrecognized loss position, without an ACL, at March 31, 2023 and December 31, 2022, respectively. There were a total of 236 and 243 AFS investment securities which were in an unrealized loss position, without an ACL, at March 31, 2023 and December 31, 2022, respectively.

The following tables summarize HTM and AFS investment securities, which were in an unrecognized or unrealized loss position at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrecognized or unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$37,121	$(4,746)	$37,121	$(4,746)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	305,007	(20,724)	237,643	(33,971)	542,650	(54,695)
Total temporarily impaired securities	$305,007	$(20,724)	$274,764	$(38,717)	$579,771	$(59,441)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$13,008	$(307)	$114,337	$(30,826)	$127,345	$(31,133)
Corporate securities	—	—	31,097	(4,990)	31,097	(4,990)
U.S. Treasury obligations and direct obligations of U.S Government agencies	5,749	(140)	17,011	(2,055)	22,760	(2,195)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	9,673	(240)	411,811	(66,826)	421,484	(67,066)
Residential - Non-government agencies	2,843	(274)	5,795	(703)	8,638	(977)
Commercial - U.S. Government-sponsored entities	—	—	45,800	(7,797)	45,800	(7,797)
Commercial - Non-government agencies	16,306	(191)	—	—	16,306	(191)
Total temporarily impaired securities	$47,579	$(1,152)	$625,851	$(113,197)	$673,430	$(114,349)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$37,113	$(4,727)	$—	$—	$37,113	$(4,727)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	559,667	(63,376)	—	—	559,667	(63,376)
Total temporarily impaired securities	$596,780	$(68,103)	$—	$—	$596,780	$(68,103)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-sale:
Debt securities:
States and political subdivisions	$52,244	$(4,807)	$78,389	$(31,874)	$130,633	$(36,681)
Corporate securities	—	—	30,211	(5,995)	30,211	(5,995)
U.S. Treasury obligations and direct obligations of U.S Government agencies	9,651	(245)	15,541	(2,072)	25,192	(2,317)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	149,624	(13,990)	274,179	(61,196)	423,803	(75,186)
Residential - Non-government agencies	2,890	(334)	5,772	(833)	8,662	(1,167)
Commercial - U.S. Government-sponsored entities	25,034	(1,724)	21,110	(6,478)	46,144	(8,202)
Commercial - Non-government agencies	1,506	(34)	—	—	1,506	(34)
Total temporarily impaired securities	$240,949	$(21,134)	$425,202	$(108,448)	$666,151	$(129,582)

Investment securities in an unrecognized or unrealized loss position are evaluated on at least a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated.

The Company has evaluated its HTM and AFS investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. As the Company does not intend to sell the HTM and AFS securities that are in an unrecognized or unrealized loss position and it is unlikely that we will be required to sell these securities before recovery of its amortized cost basis that may be at maturity, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

Visa Class B Common Stock

During the second quarter of 2022, the Company sold its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. As of March 31, 2023, the Company no longer owns any shares of Class B common stock of Visa.

The Company received these shares in 2008 as part of Visa's initial public offering ("IPO"). These shares were transferable only under limited circumstances until they could be converted into shares of the publicly traded Class A common stock. This conversion will not occur until the resolution of certain litigation, which is indemnified by Visa members. Since its IPO, Visa has funded a litigation reserve to settle these litigation claims. At its discretion, Visa may continue to increase the litigation reserve based upon a change in the conversion ratio of each member bank’s restricted Class B common stock to unrestricted Class A common stock.

Due to the existing transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company determined that the Visa Class B common stock did not have a readily determinable fair value and chose to carry the shares on the Company's consolidated balance sheets at zero cost basis. As a result, the entire net proceeds of $8.5 million were recognized as a pre-tax gain and included in net gain on sales of investment securities in the Company's consolidated statements of income in 2022.

4. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of ACL as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agricultural:
Small Business Administration Paycheck Protection Program	$1,883	$2,654
Other	555,508	544,495
Real estate:
Construction	182,091	167,366
Residential mortgage	1,940,639	1,940,456
Home equity	741,894	737,386
Commercial mortgage	1,363,507	1,364,998
Consumer	772,424	798,957
Gross loans	5,557,946	5,556,312
Net deferred fees	(549)	(846)
Total loans, net of deferred fees and costs	5,557,397	5,555,466
Allowance for credit losses	(63,099)	(63,738)
Total loans, net of allowance for credit losses	$5,494,298	$5,491,728

The Company did not transfer any loans to the held-for-sale category during the three months ended March 31, 2023 and 2022.

The Company did not sell any loans originally held for investment during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company did not have any loans categorized as purchased credit deteriorated, or "PCD".

The following table presents loans purchased by class during the periods presented:

(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Three Months Ended March 31, 2023
Purchases:
Outstanding balance	$3,780	$15,159	$18,939
(Discount) premium	—	568	568
Purchase price	$3,780	$15,727	$19,507

Three Months Ended March 31, 2022
Purchases:
Outstanding balance	$48,142	$34,024	$82,166
(Discount) premium	(4,367)	1,914	(2,453)
Purchase price	$43,775	$35,938	$79,713

Note: Purchases of unsecured consumer loans were made under forward flow purchase agreements.

Foreclosure Proceedings

The Company had $1.4 million and $2.4 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2023 and December 31, 2022, respectively.

The Company did not foreclose on any loans during the three months ended March 31, 2023 and 2022.

The Company did not sell any foreclosed properties during the three months ended March 31, 2023 and 2022.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
March 31, 2023
Commercial, financial and agricultural:
SBA PPP	$—	$—	$—	$—	$—	$1,821	$1,821	$—
Other	1,114	—	—	264	1,378	553,686	555,064	—
Real estate:
Construction	—		—	—	—	181,474	181,474	—
Residential mortgage	5,984	117	—	3,445	9,546	1,931,684	1,941,230	3,445
Home equity	442	—	—	712	1,154	742,754	743,908	712
Commercial mortgage	—	—	—	77	77	1,361,555	1,361,632	77
Consumer	4,415	1,396	1,908	815	8,534	763,734	772,268	—
Total	$11,955	$1,513	$1,908	$5,313	$20,689	$5,536,708	$5,557,397	$4,234

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2022
Commercial, financial and agricultural:
SBA PPP	$471	$37	$13	$—	$521	$2,034	$2,555	$—
Other	546	131	26	297	1,000	542,947	543,947	—
Real estate:
Construction	—	—	—	—	—	166,723	166,723	—
Residential mortgage	303	—	559	3,808	4,670	1,936,329	1,940,999	3,808
Home equity	1,540	—	—	570	2,110	737,270	739,380	570
Commercial mortgage	160	—	—	—	160	1,362,915	1,363,075	—
Consumer	5,173	1,921	1,240	576	8,910	789,877	798,787	—
Total	$8,193	$2,089	$1,838	$5,251	$17,371	$5,538,095	$5,555,466	$4,378

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The adoption of ASU 2022-02 under the prospective transition method eliminates the requirement to disclose collateral-dependent loans effective January 1, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2022:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2022
Real estate:
Residential mortgage	$5,653	$—	$—	$5,653	$—
Home equity	570	—	—	570	—
Total	$6,223	$—	$—	$6,223	$—

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three months ended March 31, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at March 31, 2023 consisted of five Hawaii loans with a principal balance of $1.1 million. There were $2.3 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest at March 31, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest, none of which were more than 90 days delinquent.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the three months ended March 31, 2023 and 2022.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk rating of loans. Loans that do not meet the following criteria that are analyzed individually as part of the described process are considered to be pass-rated loans.

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

Substandard. Loans classified as substandard are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, and in addition have weaknesses that make collection or orderly repayment in full on the basis of current existing facts, conditions and values, highly questionable and improbable. Although the possibility of loss is extremely high, its classification as an estimated loss is deferred until a more exact status may be determined due to certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure.

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

The following tables present the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of March 31, 2023 and December 31, 2022. Revolving loans converted to term as of and during the three months ended March 31, 2023 and 2022 were not material to the total loan portfolio. In addition, the following table includes gross charge-offs of loans by origination year in the three months ended March 31, 2023.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$—	$—	$1,813	$8	$—	$—	$1,821
Subtotal	—	—	—	1,813	8	—	—	1,821
Commercial, financial and agricultural - Other:
Risk Rating
Pass	15,746	90,848	99,502	39,021	55,061	167,248	76,550	543,976
Special Mention	—	1,025	326	158	866	3	—	2,378
Substandard	—	198	191	786	223	7,213	99	8,710
Subtotal	15,746	92,071	100,019	39,965	56,150	174,464	76,649	555,064
Construction:
Risk Rating
Pass	—	43,148	67,495	17,634	2,363	31,741	13,141	175,522
Substandard	—	—	5,264	—	688	—	—	5,952
Subtotal	—	43,148	72,759	17,634	3,051	31,741	13,141	181,474
Residential mortgage:
Risk Rating
Pass	27,065	276,052	631,544	430,081	153,042	419,060	—	1,936,844
Substandard	—	—	—	941	—	3,445	—	4,386
Subtotal	27,065	276,052	631,544	431,022	153,042	422,505	—	1,941,230
Home equity:
Risk Rating
Pass	2,621	34,091	22,823	10,251	7,066	19,154	647,191	743,197
Substandard	—	—	—	—	73	638	—	711
Subtotal	2,621	34,091	22,823	10,251	7,139	19,792	647,191	743,908
Commercial mortgage:
Risk Rating
Pass	6,236	235,341	207,258	118,627	115,426	623,358	8,915	1,315,161
Special Mention	—	—	—	—	11,169	13,174	—	24,343
Substandard	—	—	10,140	—	1,691	10,297	—	22,128
Subtotal	6,236	235,341	217,398	118,627	128,286	646,829	8,915	1,361,632
Consumer:
Risk Rating
Pass	22,455	347,894	226,217	52,531	44,247	24,122	52,079	769,545
Substandard	—	77	365	119	144	834	1	1,540
Loss	—	—	—	—	—	1,183	—	1,183
Subtotal	22,455	347,971	226,582	52,650	44,391	26,139	52,080	772,268
Total	$74,123	$1,028,674	$1,271,125	$671,962	$392,067	$1,321,470	$797,976	$5,557,397

(dollars in thousands)	Gross Charge-Offs by Year of Origination						Amortized Cost of Revolving Loans
Three Months Ended March 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial, financial and agricultural:
Other	$—	$144	$32	$—	$191	$412	$—	$779
Consumer	—	904	1,186	200	180	216	—	2,686
Year-to-date gross charge-offs	$—	$1,048	$1,218	$200	$371	$628	$—	$3,465

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$2,546	$9	$—	$—	$—	$—	$2,555
Subtotal	—	2,546	9	—	—	—	—	2,555
Commercial, financial and agricultural - Other:
Risk Rating
Pass	77,550	101,595	41,358	53,241	39,106	141,950	76,466	531,266
Special Mention	2,206	350	172	1,011	29	—	99	3,867
Substandard	188	176	833	256	116	7,215	30	8,814
Subtotal	79,944	102,121	42,363	54,508	39,251	149,165	76,595	543,947
Construction:
Risk Rating
Pass	25,663	61,027	23,384	2,387	14,309	18,048	15,044	159,862
Special Mention	—	417	—	—	898	—	—	1,315
Substandard	—	4,850	—	696	—	—	—	5,546
Subtotal	25,663	66,294	23,384	3,083	15,207	18,048	15,044	166,723
Residential mortgage:
Risk Rating
Pass	279,146	636,756	434,928	154,906	58,431	371,517	—	1,935,684
Substandard	—	—	948	—	503	3,864	—	5,315
Subtotal	279,146	636,756	435,876	154,906	58,934	375,381	—	1,940,999
Home equity:
Risk Rating
Pass	34,973	23,772	10,520	7,463	6,880	11,727	643,277	738,612
Special Mention	—	—	—	—	—	—	198	198
Substandard	—	—	—	—	78	453	39	570
Subtotal	34,973	23,772	10,520	7,463	6,958	12,180	643,514	739,380
Commercial mortgage:
Risk Rating
Pass	226,137	208,230	119,531	129,950	145,932	472,267	11,473	1,313,520
Special Mention	—	—	—	11,388	—	16,082	—	27,470
Substandard	—	10,149	—	1,700	2,133	8,103	—	22,085
Consumer:
Risk Rating
Pass	358,609	242,942	59,352	50,899	20,065	10,958	54,038	796,863
Special Mention	—	—	—	113	—	—	—	113
Substandard	1	261	91	126	42	790	—	1,311
Loss	—	—	—	—	—	500	—	500
Subtotal	358,610	243,203	59,443	51,138	20,107	12,248	54,038	798,787
Total	$1,004,473	$1,293,071	$691,126	$414,136	$288,522	$1,063,474	$800,664	$5,555,466

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following table presents by class, the activity in the ACL for loans under ASC 326 during the three months ended March 31, 2023 and March 31, 2022:

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Three Months Ended March 31, 2023	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	(1)	837	220	(44)	(77)	(430)	1,110	1,615
Subtotal	1	7,659	3,087	11,760	4,037	17,472	21,337	65,353
Charge-offs	—	779	—	—	—	—	2,686	3,465
Recoveries	—	250	—	53	—	—	908	1,211
Net charge-offs (recoveries)	—	529	—	(53)	—	—	1,778	2,254
Ending balance	$1	$7,130	$3,087	$11,813	$4,037	$17,472	$19,559	$63,099

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Three Months Ended March 31, 2022	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(41)	(848)	(72)	(1,532)	132	(2,356)	1,786	(2,931)
Subtotal	36	9,466	3,836	10,931	4,641	16,055	20,201	65,166
Charge-offs	—	254	—	—	—	—	1,216	1,470
Recoveries	—	350	—	112	—	—	596	1,058
Net charge-offs (recoveries)	—	(96)	—	(112)	—	—	620	412
Ending balance	$36	$9,562	$3,836	$11,043	$4,641	$16,055	$19,581	$64,754

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended March 31, 2023, we recorded a provision for credit losses of $1.9 million, which consisted of a provision for credit losses on loans of $1.6 million and a provision for credit losses on off-balance sheet credit exposures of $0.3 million.

In the three months ended March 31, 2022, we recorded a credit to the provision for credit losses of $3.2 million, which consisted of a credit to the provision for credit losses on loans of $2.9 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.
The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Beginning balance	$3,243	$4,804
Provision (credit) for off-balance sheet credit exposures	237	(264)
Ending balance	$3,480	$4,540

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The components of the Company's investments in unconsolidated entities were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Investments in low income housing tax credit partnerships, net of amortization	$40,225	$40,939
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	136	110
Other	4,045	4,045
Total	$45,953	$46,641

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $47.8 million and $47.8 million as of March 31, 2023 and December 31, 2022, respectively. Unfunded commitments related to LIHTC partnerships totaled $23.6 million at March 31, 2023 and December 31, 2022, and are included in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. Swell launched a consumer banking app that combines checking, credit and more into one integrated account, and Central Pacific Bank will serve as the bank sponsor. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., a venture capital investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.1 million and $1.3 million in unfunded commitments related to the investment as of March 31, 2023 and December 31, 2022, respectively, which is recorded in other liabilities. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The expected payments for the unfunded commitments of LIHTC and other partnerships as of March 31, 2023 for the remainder of fiscal year 2023, the next five succeeding fiscal years, and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2023 (remainder)	$9,693	$1,123	$10,816
2024	9,280	—	9,280
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
Thereafter	313	—	313
Total unfunded commitments	$23,606	$1,123	$24,729

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Proportional amortization method:
Amortization expense recognized in income tax expense	$714	$607
Tax credits recognized in income tax expense	892	709

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)
Balance at December 31, 2022	$9,074
Additions	58
Amortization	(189)
Balance at March 31, 2023	$8,943

Balance at December 31, 2021	$9,738
Additions	276
Amortization	(534)
Balance at March 31, 2022	$9,480

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.1 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022.

Amortization of mortgage servicing rights totaled $0.2 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Fair market value, beginning of period	$12,061	$10,504
Fair market value, end of period	11,875	11,166
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.3%	18.3%

The carrying values and accumulated amortization related to our mortgage servicing rights are presented below:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,471	$(60,528)	$8,943	$69,413	$(60,339)	$9,074

Based on the mortgage servicing rights held as of March 31, 2023, estimated amortization expense for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$668
2024	833
2025	756
2026	684
2027	610
2028	548
Thereafter	4,844
Total	$8,943

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

Interest Rate Lock and Forward Sale Commitments

We may enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, we may also enter into forward loan sale commitments. The interest rate locks and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets and other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At March 31, 2023, we were not a party to any interest rate lock or forward sale commitments.

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet in other assets or other liabilities. As of March 31, 2023, the Company had swap agreements with its borrowers with a total notional amount of $32.1 million, offset by swap agreements with third party financial institutions with the same total notional amount of $32.1 million. As of March 31, 2023, the Company held $8.5 million in counter-party collateral related to the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of March 31, 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$10	$—	$2
Back-to-back swap agreements	Other assets / other liabilities	3,636	4,611	3,636	4,611

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate swap	Other assets / other liabilities	$4,444	$5,986	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	$(8)

Three Months Ended March 31, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	143
Risk participation agreements	Other service charges and fees	16

Derivative Financial Instruments Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2023
Interest rate swap	Interest income	$57

Three Months Ended March 31, 2022
Interest rate swap	Interest income	—

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $2.05 billion line of credit as of March 31, 2023, compared to $2.23 billion at December 31, 2022. At March 31, 2023, $1.94 billion was undrawn under this arrangement, compared to $2.19 billion at December 31, 2022. There were $25.0 million in short-term borrowings under this arrangement bearing an interest rate of 5.07% at March 31, 2023, compared to $5.0 million at December 31, 2022. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million as of March 31, 2023, and remained unchanged from $36.0 million as of December 31, 2022. There were $50.0 million in long-term borrowings under this arrangement bearing interest rates between 4.02% and 4.62% at March 31, 2023, compared to no long-term borrowings at December 31, 2022. FHLB advances and standby letters of credit available at March 31, 2023 were secured by certain real estate loans with a carrying value of $3.19 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At March 31, 2023 and December 31, 2022, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.6 million and $75.9 million, respectively. As of March 31, 2023 and December 31, 2022, certain commercial and commercial real estate loans with a carrying value totaling $123.2 million and $125.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

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

At March 31, 2023 and December 31, 2022, the Company had the following junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets:

(dollars in thousands)
Name of Trust	March 31, 2023	December 31, 2022	Interest Rate
Trust IV	$30,928	$30,928	Three month LIBOR + 2.45%
Trust V	20,619	20,619	Three month LIBOR + 1.87%
Total	$51,547	$51,547

The Company is not considered the primary beneficiary of Trusts IV and V. Therefore, the trusts are not considered a variable interest entity and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investment in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

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

Subordinated Notes

As of March 31, 2023 and December 31, 2022, the Company had the following subordinated notes outstanding:

(dollars in thousands)
Description	March 31, 2023	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(dollars in thousands)
Description	December 31, 2022	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.4 million, net of unamortized debt issuance costs of $0.6 million, at March 31, 2023.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Other operating income:
In-scope of ASC 606
Mortgage banking income	$151	$235
Service charges on deposit accounts	305	1,861
Other service charges and fees	4,379	3,863
Income on fiduciary activities	1,321	1,154
In-scope other operating income	6,156	7,113
Out-of-scope other operating income	4,853	2,438
Total other operating income	$11,009	$9,551

11. SHARE-BASED COMPENSATION

Restricted and Performance Stock Units

Under the Company's 2013 Stock Compensation Plan, the Company awards restricted stock units ("RSUs") and performance stock units ("PSUs") to our non-officer directors and certain senior management personnel. The awards typically vest over a two, three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The table below presents the activity of RSUs and PSUs for the three months ended March 31, 2023:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	352,465	$23.40
Changes during the period:
Granted	111,680	23.05
Forfeited	(46,801)	25.17
Vested	(128,350)	23.17	$3,017
Non-vested RSUs and PSUs, end of period	288,994	23.08

12. SUPPLEMENTAL EXECUTIVE RETIREMENT AND DEFINED BENEFIT RETIREMENT PLANS

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our bank also established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The projected benefit obligation of the unfunded SERPs is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.2 million at March 31, 2023, which remained relatively unchanged from $9.2 million at December 31, 2022.

The following table sets forth the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Interest cost	$112	$75
Amortization of net actuarial (gain) loss	(19)	21
Amortization of net transition obligation	2	4
Net periodic benefit cost	$95	$100

All components of net periodic benefit cost are included in other operating expenses in the Company's consolidated statements of income.

Defined Benefit Retirement Plan

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

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the defined benefit retirement plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement charge of $4.9 million which was recorded in other operating expense. As of March 31, 2023, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following table sets forth the components of net periodic benefit cost for the defined benefit retirement plan for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Interest cost	$—	$—
Expected return on plan assets	—	(12)
Amortization of net actuarial loss	—	112
Settlement	—	—
Net periodic benefit cost	$—	$100

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Lease cost:
Operating lease cost	$1,325	$1,390
Variable lease cost	888	830
Less: Sublease income	(17)	(12)
Total lease cost	$2,196	$2,208

Other information:
Operating cash flows from operating leases	$(1,390)	$(1,506)
Weighted-average remaining lease term - operating leases	11.22 years	11.49 years
Weighted-average discount rate - operating leases	3.96%	3.92%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2023 (remainder)	$3,736	$994	$2,742
2024	4,467	1,210	3,257
2025	4,181	1,085	3,096
2026	4,118	965	3,153
2027	4,108	840	3,268
2028	3,509	723	2,786
Thereafter	19,682	2,908	16,774
Total	$43,801	$8,725	$35,076

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the period indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total rental income recognized	$562	$951

Based on the Company's leases as lessor as of March 31, 2023, estimated lease payments for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$1,008
2024	1,189
2025	1,074
2026	939
2027	882
2028	532
Thereafter	1,839
Total	$7,463

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2023 and 2022, by component:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$15,258	$4,052	$11,206
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,668	443	1,225
Net change in fair value of investment securities	16,926	4,495	12,431

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(1,599)	(436)	(1,163)
Net change in fair value of derivatives	(1,599)	(436)	(1,163)

SERPs:
Amortization of net actuarial loss	(19)	(5)	(14)
Amortization of net transition obligation	2	—	2
SERPs	(17)	(5)	(12)

Other comprehensive income	$15,310	$4,054	$11,256

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(108,448)	$(28,998)	$(79,450)
Net change in fair value of investment securities	(108,448)	(28,998)	(79,450)

Net change in fair value of derivatives:
Net unrealized losses arising during the period	$(50)	$(13)	$(37)
Net change in fair value of derivatives	(50)	(13)	(37)

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	133	36	97
Amortization of net transition obligation	4	1	3
Defined benefit retirement plan and SERPs	137	37	100

Other comprehensive loss	$(108,361)	$(28,974)	$(79,387)

The following tables present the changes in each component of AOCI, net of tax, for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	Investment Securities	Derivatives	SERPs [1]	AOCI
Three Months Ended March 31, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	11,206	(1,163)	—	10,043
Reclassification adjustments from AOCI	1,225	—	(12)	1,213
Total other comprehensive income (loss)	12,431	(1,163)	(12)	11,256

Balance at end of period	$(136,678)	$3,482	$468	$(132,728)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Three Months Ended March 31, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive loss before reclassifications	(79,450)	(37)	—	(79,487)
Reclassification adjustments from AOCI	—	—	100	100
Total other comprehensive (loss) income	(79,450)	(37)	100	(79,387)

Balance at end of period	$(83,116)	$(37)	$(4,194)	$(87,347)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, all subsequent activity in the Company's AOCI balance related to the defined benefit retirement plan and SERPs relates entirely to SERPs.

The following table presents the amounts reclassified out of each component of AOCI for the three months ended March 31, 2023 and 2022:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended March 31,
Details about AOCI Components	2023	2022
Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(1,668)	$—	Interest and dividends on investment securities
Tax effect	443	—	Income tax expense
Net of tax	$(1,225)	$—

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial gain (loss)	$19	$(133)	Other operating expense - other
Amortization of net transition obligation	(2)	(4)	Other operating expense - other
Total before tax	17	(137)
Tax effect	(5)	37	Income tax benefit (expense)
Net of tax	$12	$(100)

Total reclassification adjustments from AOCI for the period, net of tax	$(1,213)	$(100)

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Net income	$16,187	$19,438

Weighted average common shares outstanding - basic	26,999,138	27,591,390
Dilutive effect of employee stock options and awards	122,874	283,534
Weighted average common shares outstanding - diluted	27,122,012	27,874,924

Basic earnings per common share	$0.60	$0.70
Diluted earnings per common share	$0.60	$0.70

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of March 31, 2023, the weighted average discount rate used in the valuation of loans was 7.33%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. As of March 31, 2023, the weighted average discount rate used in the valuation of time deposits was 5.14%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of March 31, 2023, the weighted average discount rate used in the valuation of long-term debt was 6.81%.

Derivatives

The fair values of derivative financial instruments are based upon current market values, if available. If there are no relevant comparable values, fair values are based on pricing models using current assumptions for interest rate swaps and options.

Off-Balance Sheet Financial Instruments

The fair values of off-balance sheet financial instruments are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, current settlement values or quoted market prices of comparable instruments.

Limitations

Fair value estimates are made at a specific point in time based on relevant market and financial instrument information. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates cannot be determined with precision as they are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Financial assets:
Cash and due from banks	$108,535	$108,535	$108,535	$—	$—
Interest-bearing deposits in other banks	90,247	90,247	90,247	—	—
Investment securities	1,345,784	1,286,488	—	1,279,183	7,305
Loans, net of ACL	5,494,298	5,075,864	—	—	5,075,864
Accrued interest receivable	20,473	20,473	20,473	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,028,087	2,028,087	2,028,087	—	—
Interest-bearing demand and savings and money market	3,571,588	3,571,588	3,571,588	—	—
Time	1,147,293	1,132,282	—	—	1,132,282
FHLB advances and other short-term borrowings	25,000	25,000	—	25,000	—
Long-term debt	155,920	138,077	—	—	138,077
Accrued interest payable (included in other liabilities)	7,688	7,688	7,688	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,382,978	$—	$1,365	$—	$1,365	$—
Standby letters of credit and financial guarantees written	5,194	—	78	—	78	—

Derivatives:
Risk participation agreements	36,634	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,136	3,636	3,636	—	—	3,636
Liabilities	(32,136)	(3,636)	(3,636)	—	—	(3,636)
Interest rate swap agreements	115,545	4,444	4,444	—	—	4,444

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and due from banks	$97,150	$97,150	$97,150	$—	$—
Interest-bearing deposits in other banks	14,894	14,894	14,894	—	—
Investment securities	1,336,677	1,268,574	—	1,261,306	7,268
Loans held for sale	1,105	1,105	—	1,105	—
Loans, net of ACL	5,491,728	5,043,436	—	—	5,043,436
Accrued interest receivable	20,345	20,345	20,345	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,092,823	2,092,823	2,092,823	—	—
Interest-bearing demand and savings and money market	3,652,195	3,652,195	3,652,195	—	—
Time	991,205	975,086	—	—	975,086
Long-term debt	105,859	93,729	—	—	93,729
Accrued interest payable (included in other liabilities)	4,739	4,739	4,739	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Off-balance sheet financial instruments:
Commitments to extend credit	$1,328,791	$—	$1,270	$—	$1,270	$—
Standby letters of credit and financial guarantees written	5,367	—	80	—	80	—

Derivatives:
Forward sale commitments	1,110	8	8	—	8	—
Risk participation agreements	36,835	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,335	4,611	4,611	—	—	4,611
Liabilities	(32,335)	(4,611)	(4,611)	—	—	(4,611)
Interest rate swap agreements	115,545	5,986	5,986	—	—	5,986

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. Periodically, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, impaired loans, mortgage servicing rights, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

As discussed in Note 8 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap, which was measured at fair value using Level 3 inputs. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2023.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$139,521	$—	$132,927	$6,594
Corporate securities	31,097	—	31,097	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	24,343	—	24,343	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	421,484	—	421,484	—
Residential - Non-government agencies	8,637	—	7,926	711
Commercial - U.S. Government-sponsored entities	45,800	—	45,800	—
Commercial - Non-government agencies	16,306	—	16,306	—
Total available-for-sale investment securities	687,188	—	679,883	7,305

Derivatives:
Interest rate swap agreements	4,444	—	—	4,444
Total derivatives	4,444	—	—	4,444
Total	$691,632	$—	$679,883	$11,749

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities:
Debt securities:
States and political subdivisions	$135,752	$—	$129,168	$6,584
Corporate securities	30,211	—	30,211	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	25,715	—	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	423,803	—	423,803	—
Residential - Non-government agencies	8,662	—	7,978	684
Commercial - U.S. Government-sponsored entities	46,144	—	46,144	—
Commercial - Non-government agencies	1,507	—	1,507	—
Total available-for-sale investment securities	671,794	—	664,526	7,268

Derivatives:
Interest rate lock commitments	8	—	8	—
Interest rate swap agreements	5,986	—	—	5,986
Total derivatives	5,994	—	8	5,986
Total	$677,788	$—	$664,534	$13,254

For the three months ended March 31, 2023 and 2022, the changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2022	$6,584	$684	$7,268
Principal payments received	(56)	(6)	(62)
Unrealized net gain included in other comprehensive income	66	33	99
Balance at March 31, 2023	$6,594	$711	$7,305

Balance at December 31, 2021	$7,681	$938	$8,619
Principal payments received	(55)	(5)	(60)
Unrealized net loss included in other comprehensive income	(397)	(81)	(478)
Balance at March 31, 2022	$7,229	$852	$8,081

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $6.6 million at March 31, 2023 and remained relatively unchanged from $6.6 million at December 31, 2022.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million at March 31, 2023 and also remained relatively unchanged from $0.7 million at December 31, 2022.

The Company estimates the aggregate fair value of $7.3 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of March 31, 2023, the weighted average discount rate utilized was 6.15%, compared to 6.41% at December 31, 2022, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

There were no assets measured on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

17. LEGAL PROCEEDINGS

We are involved in legal proceedings that arise in the ordinary course of our business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict. Based on information currently available to us, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition or operations.

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

Central Pacific Bank is a full-service community bank with 27 branches and 61 ATMs located throughout the state of Hawaii as of March 31, 2023.

The bank offers a broad range of products and services including accepting demand, money market, savings and time deposits and originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 24, 2023, including the “Risk Factors” set forth therein.

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

Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period-to-period and would materially impact our consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At March 31, 2023 and December 31, 2022, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2022 Form 10-K.

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

The Company’s ACL methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an ACL that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on loan pools based on common risk characteristics and loan profile, considers risk rating, delinquency and charge-off trends, changes in nonperforming loans, and other factors. Qualitative factors are used to adjust the ACL calculation for risks not considered by the quantitative calculations. Qualitative factors considered in our methodologies include the general economic forecast in our markets, concentrations of credit, changes in lending management and staff, quality of the loan review system, changes in loan profile, problem loan trends and changes in collateral value. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this report for further discussion of the risk factors considered by management in establishing the ACL.

Financial Summary

Net income for the three months ended March 31, 2023 was $16.2 million, or $0.60 per diluted share, compared to net income of $19.4 million, or $0.70 per diluted share for the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 included PPP net interest income and net loan fees of $41 thousand, compared to $1.9 million for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company recorded a debit to the provision for credit losses of $1.9 million, compared to a credit to the provision of $3.2 million during the three months ended March 31, 2022. Excluding the provision for credit losses and income tax expense, the Company's pre-tax, pre-provision net revenue for the three months ended March 31, 2023 was $23.1 million, compared to $22.3 million for the three months ended March 31, 2022. Excluding net interest income and fees from SBA Paycheck Protection Program ("PPP") loans, the Company's pre-tax, pre-provision net revenue, excluding PPP, for the three months ended March 31, 2023 was $23.1 million, compared to $20.3 million for the three months ended March 31, 2022.

The following table presents annualized returns on average assets and average shareholders' equity, and basic and diluted earnings per share for the periods indicated. Return on average assets and average shareholders' equity are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2023	2022
Return on average assets	0.87%	1.06%
Return on average shareholders’ equity	13.97	14.44
Basic earnings per common share	$0.60	$0.70
Diluted earnings per common share	0.60	0.70

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

The following table presents the Company's pre-provision net revenue and pre-provision net revenue, excluding net interest income and net loan fees from PPP loans for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income	$16,187	$19,438
Add:
Provision (credit) for credit losses	1,852	(3,195)
Income tax expense	5,059	6,038
Pre-provision net revenue	23,098	22,281
Less: Net interest income - PPP	(41)	(1,941)
Pre-provision net revenue, excluding PPP	$23,057	$20,340

The following table presents the Company's net interest income and net interest margin, excluding net interest income and net loan fees from PPP loans for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net interest income - PPP	$41	$1,941
Net interest income - all others	54,155	48,994
Net interest income - total	$54,196	$50,935

Net interest margin - Reported	3.08%	2.97%
Less: Impact of PPP on net interest margin	—	(0.08)
Net interest margin, excluding PPP	3.08%	2.89%

Recent Industry Developments

In March 2023, the banking industry experienced significant volatility due to recent high-profile bank failures, which resulted in industry-wide concerns related to liquidity, deposit outflows, unrealized or unrecognized losses on investment securities and eroding consumer confidence in the banking industry. Despite these negative developments, we believe the Company’s balance sheet, asset quality and liquidity position remained solid. The Company has a long-tenured and diversified deposit portfolio, which was 66% FDIC insured or collateralized as of March 31, 2023. Additionally, the Company took a number of preemptive actions during the first and beginning of the second quarters of 2023, which included pro-active outreach to clients and other liquidity contingency planning actions, such as maximizing funding sources and increasing liquidity monitoring in response to these recent developments. The Company's total deposits of $6.75 billion increased by $10.7 million during the first quarter of 2023. The Company had $198.8 million in cash on its balance sheet and $2.83 billion in total other liquidity sources, including available borrowing capacity plus unpledged investment securities as of March 31, 2023. Finally, the Company’s capital remained strong with the Company's leverage capital, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 ratios of 8.6%, 11.5%, 13.6%, and 10.6%, respectively, as of March 31, 2023, all exceeding "well capitalized" regulatory standards.

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

With restrictions lifted, Hawaii's visitor industry improved significantly in 2022 and continued to improve during the first two months of 2023 with visitor arrivals at pre-pandemic levels. According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 1.5 million visitors arrived to the Hawaiian Islands in the two months ended February 28, 2023, mainly from the U.S. West and U.S. East. This was a 28.3% increase from the 1.2 million visitors from the same period last year, and represents a recovery of approximately 97% from the same period in the pre-pandemic and record year in 2019. Japanese visitor arrivals continue to increase modestly, however are only at around a quarter of pre-pandemic levels.

Total spending for visitors arriving in the two months ended February 28, 2023 was $3.53 billion, up 30.5% from $2.71 billion in the same period last year, and up by 17.6% from $3.01 billion in the two months ended February 28, 2019.

According to a March 2023 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals are expected to increase to approximately 9.9 million in 2023. Visitor spending is expected to increase to approximately $19.65 billion in 2023 which would exceed last year's record year for visitor spending of $19.29 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 3.5% in the month of March 2023. The unemployment rate of 3.5% in March 2023 was in line with the national seasonally adjusted unemployment rate of 3.5%. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to be around 4.1% in 2023.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity and prices, it remains healthy and resilient, with continued strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums in the three months ended March 31, 2023 were down 38.7% and 28.7%, respectively, from the same prior year period. The Oahu single-family home median price in the three months ended March 31, 2023 fell 6.8% to $1,025,000 from $1,100,000 in the same prior year period. The Oahu condominium median price in the three months ended March 31, 2023 fell 2.0% to $500,000 from $510,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 1.2% and real gross state product to grow by 1.7% for 2023.

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

In the first quarter of 2022, the Company continued its BaaS initiatives with a minority equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. During the fourth quarter of 2022, Swell launched a consumer banking application that combines checking, credit and more into one integrated account, and Central Pacific Bank serving as the bank sponsor. In addition, the Company is also collaborating with Swell and Elevate Credit, Inc. (NYSE:ELVT), a provider of digital solutions. In the first quarter of 2023, Elevate was acquired by Park Cities Asset Management, LLC, who is also the largest investor in Swell. Swell did not have a material impact to the Company's financial statements during the three months ended March 31, 2023.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2023 and 2022. A comparison of net interest income on a taxable-equivalent basis for the three months ended March 31, 2023 and 2022 is set forth below.

(dollars in thousands)	Three Months Ended March 31,
	2023			2022			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other banks	$24,957	4.51%	$277	$157,861	0.18%	$72	$(132,904)	4.33%	$205
Investment securities, excluding ACL:
Taxable (1)	1,395,985	2.10	7,336	1,489,538	1.88	6,990	(93,553)	0.22	346
Tax-exempt (1)	153,067	2.61	1,000	163,352	2.53	1,033	(10,285)	0.08	(33)
Total investment securities	1,549,052	2.15	8,336	1,652,890	1.94	8,023	(103,838)	0.21	313
Loans, including loans held for sale (2)	5,525,988	4.26	58,269	5,114,260	3.54	44,949	411,728	0.72	13,320
Federal Home Loan Bank stock	12,380	4.40	136	7,996	2.98	59	4,384	1.42	77
Total interest earning assets	7,112,377	3.80	67,018	6,933,007	3.09	53,103	179,370	0.71	13,915
Noninterest-earning assets	331,390			408,843			(77,453)
Total assets	$7,443,767			$7,341,850			$101,917

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,415,155	0.10%	$363	$1,425,303	0.03%	$112	$(10,148)	0.07%	$251
Savings and money market deposits	2,182,942	0.63	3,386	2,212,426	0.06	329	(29,484)	0.57	3,057
Time deposits up to $250,000	341,396	2.22	1,870	223,661	0.28	156	117,735	1.94	1,714
Time deposits over $250,000	689,432	2.58	4,394	462,087	0.28	313	227,345	2.30	4,081
Total interest-bearing deposits	4,628,925	0.88	10,013	4,323,477	0.09	910	305,448	0.79	9,103
Federal Home Loan Bank advances and other short-term borrowings	64,462	4.79	761	—	—	—	64,462	4.79	761
Long-term debt	127,273	5.86	1,838	105,637	4.00	1,041	21,636	1.86	797
Total interest-bearing liabilities	4,820,660	1.06	12,612	4,429,114	0.18	1,951	391,546	0.88	10,661
Noninterest-bearing deposits	2,026,735			2,258,116			(231,381)
Other liabilities	132,816			115,971			16,845
Total liabilities	6,980,211			6,803,201			177,010
Shareholders’ equity	463,556			538,601			(75,045)
Non-controlling interest	—			48			(48)
Total equity	463,556			538,649			(75,093)
Total liabilities and equity	$7,443,767			$7,341,850			$101,917

Net interest income			$54,406			$51,152			$3,254

Interest rate spread		2.74%			2.91%			(0.17)%

Net interest margin		3.08%			2.97%			0.11%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $54.4 million for the first quarter of 2023, representing an increase of $3.3 million, or 6.4% from $51.2 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher average loans and higher yields earned on loans resulting in an increase in interest income and fees on loans of $13.3 million. This increase outpaced the increase in interest expense of $10.7 million which was attributable to higher average balances and rates paid on interest-bearing deposits and borrowings.

Net interest income for the first quarter of 2023 included $41 thousand in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to $1.9 million in the year-ago quarter. During the first quarter of 2023, the Company received $0.8 million in PPP loan forgiveness and repayments, compared to $48.9 million in the year-ago quarter. During the first quarters of 2023 and 2022, the

Company had average PPP loan balances of $2.2 million and $68.7 million, respectively, which earned annualized yields of approximately 7.43% and 11.47%, respectively. As of March 31, 2023, the Company has net deferred PPP fees of $0.1 million remaining.

Interest Income

Taxable-equivalent interest income was $67.0 million for the first quarter of 2023, representing an increase of $13.9 million, or 26.2%, from $53.1 million in the year-ago quarter. The increase during the first quarter of 2023, compared to the year-ago quarter was primarily attributable to the increase in average yield earned on core loans, excluding PPP, of 82 bp, which increased interest income by approximately $11.2 million, combined with the increase in average core loan balances, excluding PPP, of $478.1 million, which increased interest income by approximately $4.1 million. In addition, the average yield earned on investment securities increased by 21 bp, which increased interest income by approximately $0.8 million. These increases were partially offset by lower average investment securities balances of $103.8 million which decreased interest income by approximately $0.5 million, and the aforementioned lower PPP net interest income and loan fees of $1.9 million compared to the year-ago quarter.

Interest Expense

Interest expense was $12.6 million for the first quarter of 2023, representing an increase of $10.7 million, or 546.4%, from $2.0 million in the year-ago quarter. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 0.88% increased by 79 bp from the year-ago quarter, which increased interest expense by approximately $8.9 million. Average FHLB advances and other short-term borrowings totaled $64.5 million for the first quarter of 2023, compared to none in the year-ago quarter, which increased interest expense by approximately $0.8 million. Average rates paid on long-term debt of 5.86% increased by 186 bp from the year-ago quarter, which increased interest expense by approximately $0.6 million.

Net Interest Margin

Our net interest margin of 3.08% for the first quarter of 2023 increased by 11 bp from 2.97% in the year-ago quarter. As previously discussed, the increase in net interest margin for the first quarter of 2023 compared to the year-ago quarter was primarily attributable to higher yields earned on core loans and investment securities, which outpaced the higher rates paid on interest-bearing deposits and borrowings.

As previously discussed, during the first quarter of 2023, the Company recognized lower net loan fees related to loans originated and forgiven under the PPP compared to the year-ago quarter. Excluding the PPP net interest income and net loan fees of $41 thousand and $1.9 million in the first quarter of 2023 and year-ago quarter, respectively, our net interest margin was 3.08% and 2.89% in the first quarter of 2023 and year-ago quarter, respectively.

In an effort to rein in inflation, the FRB aggressively increased interest rates during 2022. During the first quarter of 2022, the Federal Reserve increased the Federal Funds target range by 25 bp for the first time since 2018 to 0.25-0.50%. During the second quarter of 2022, the Federal Reserve increased the Federal Funds target range by 50 bp (the largest rate hike since 2000) in May and another 75 bp (the largest rate hike since 1994) in June to end the quarter at a target range of 1.50-1.75%. In July, September, and November 2022, the Federal Reserve hiked rates for the fourth, fifth and sixth time in 2022 by an additional 75 bp each. In December 2022, the FRB increased rates for the seventh consecutive time in 2022. The 50 bp increase brought the target range to 4.25-4.50% at the end of 2022, which was the highest it has been in 15 years.

In February 2023, the FRB increased rates by 25 bp to a target range of 4.50-4.75%. Despite stress hitting the banking industry following the collapse of two regional banks, the FRB increased rates for the ninth time in a row by another 25 bp in March 2023 to a target range of 4.75-5.00%.

Federal Reserve officials have indicated that they intend to keep interest rates high in 2023. The Company anticipates its average loan yield will continue to increase in the rising interest rate environment. Deposit and borrowing costs will also increase. The extent will depend on the competitive market environment and the Company's ability to retain and grow lower cost deposits. Such factors will influence the future direction of the net interest margin. In addition to the impacts from changes in monetary policy, other economic conditions may impact financial results in future periods. Inflationary concerns, labor shortages, changes to the political and regulatory environment, including geopolitical conflicts, supply chain disruptions and the possibility of future bank failures, could adversely impact the economy, which could negatively impact our financial results as well as our customers’ creditworthiness. In light of these potential issues, we continue to monitor our liquidity.

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

	Three Months Ended March 31, 2023 Compared To March 31, 2022
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other banks	$(61)	$266	$205
Investment securities, excluding ACL:
Taxable investment securities (1)	(433)	779	346
Tax-exempt investment securities (1)	(64)	31	(33)
Total investment securities	(497)	810	313
Loans, including loans held for sale (2)	3,571	9,749	13,320
Federal Home Loan Bank stock	33	44	77
Total interest earning assets	3,046	10,869	13,915

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	252	251
Savings and money market deposits	(4)	3,061	3,057
Time deposits up to $250,000	81	1,633	1,714
Time deposits over $250,000	157	3,924	4,081
Total interest-bearing deposits	233	8,870	9,103
Federal Home Loan Bank advances and other short-term borrowings	—	761	761
Long-term debt	213	584	797
Total interest-bearing liabilities	446	10,215	10,661

Net interest income	$2,600	$654	$3,254

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

During the first quarter of 2023, we recorded a provision for credit losses of $1.9 million, which consisted of a provision for credit losses on loans of $1.6 million and a provision for credit losses on off-balance sheet credit exposures of $0.3 million.

During the first quarter of 2022, we recorded a credit to the provision for credit losses of $3.2 million, which consisted of a credit to the provision for credit losses on loans of $2.9 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

We did not record a provision for credit losses on investment securities during the three months ended March 31, 2023 and 2022.

We recorded net charge-offs of $2.3 million during the first quarter of 2023, compared to net charge-offs of $0.4 million in the year-ago quarter.

Other Operating Income

The following tables set forth components of other operating income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating income:
Mortgage banking income	$526	$1,172	$(646)	-55.1%
Service charges on deposit accounts	2,111	1,861	250	13.4
Other service charges and fees	4,985	4,488	497	11.1
Income from fiduciary activities	1,321	1,154	167	14.5
Income from bank-owned life insurance	1,291	539	752	139.5
Other:
Equity in earnings of unconsolidated entities	28	93	(65)	-69.9
Income recovered on nonaccrual loans previously charged-off	288	38	250	657.9
Other recoveries	98	25	73	292.0
Unrealized losses on loans-held-for-sale	3	(63)	66	-104.8
Commissions on sale of checks	80	77	3	3.9
Other	278	167	111	66.5
Total other operating income	$11,009	$9,551	$1,458	15.3

Not meaningful ("N.M.")

For the first quarter of 2023, total other operating income was $11.0 million, which increased by $1.5 million, or 15.3%, from $9.6 million in the year-ago quarter. The increase from the year-ago quarter was primarily due to higher income from bank-owned life insurance ("BOLI") of $0.8 million, higher other service charges and fees of $0.5 million, higher service charges on deposit accounts of $0.3 million, and higher income recovered on nonaccrual loans previously charged-off of $0.3 million, partially offset by lower mortgage banking income of $0.6 million.

Other Operating Expense

The following tables set forth components of other operating expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$22,023	$20,942	$1,081	5.2%
Net occupancy	4,474	3,774	700	18.5
Equipment	946	1,082	(136)	-12.6
Communication	778	806	(28)	-3.5
Legal and professional services	2,886	2,626	260	9.9
Computer software	4,606	3,082	1,524	49.4
Advertising	933	1,150	(217)	-18.9
Other:
Pension plan and SERP expense	95	200	(105)	-52.5
Charitable contributions	198	95	103	108.4
FDIC insurance assessment	1,086	631	455	72.1
Miscellaneous loan expenses	282	389	(107)	-27.5
ATM and debit card expenses	787	663	124	18.7
Armored car expenses	348	251	97	38.6
Entertainment and promotions	542	327	215	65.7
Stationery and supplies	293	350	(57)	-16.3
Directors’ fees and expenses	355	263	92	35.0
Directors' deferred compensation plan (credit) expense	(220)	(80)	(140)	175.0
Loss on disposal of fixed assets	2	1	1	100.0
Other	1,693	1,653	40	2.4
Total other operating expense	$42,107	$38,205	$3,902	10.2

Not meaningful ("N.M.")

For the first quarter of 2023, total other operating expense was $42.1 million, which increased by $3.9 million, or 10.2%, from $38.2 million in the year-ago quarter. The increase was primarily due to higher computer software expense of $1.5 million, higher salaries and employee benefits of $1.1 million, higher net occupancy expense of $0.7 million, and higher FDIC insurance assessment of $0.5 million.

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

The following table sets forth a calculation of our efficiency ratio for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total other operating expense	$42,107	$38,205

Net interest income	$54,196	$50,935
Total other operating income	11,009	9,551
Total revenue before provision for credit losses	$65,205	$60,486

Efficiency ratio	64.58%	63.16%

Our efficiency ratio increased to 64.58% in the first quarter of 2023, compared to 63.16% in the year-ago quarter. The higher efficiency ratio in the first quarter of 2023 was primarily due to the aforementioned higher other operating expense, partially offset by higher net interest income and other operating income.

The Company continues its strategic investments in digital banking, technology and personnel and it expects these investments, along with continued business development and relationship-focused banking, will improve profitability and shareholder returns.

Income Taxes

The Company recorded income tax expense of $5.1 million for the first quarter of 2023, compared to $6.0 million in the same year-ago period. The effective tax rate for the first quarter of 2023 was 23.81%, compared to 23.70% in the same year-ago period.

The valuation allowance on our net DTA at March 31, 2023 and December 31, 2022 totaled $3.4 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Net of the valuation allowance, the Company's net DTA totaled $40.1 million at March 31, 2023, compared to a net DTA of $48.5 million as of December 31, 2022, and is included in other assets on our consolidated balance sheets. The decrease in the net DTA was primarily due to utilization of net operating loss carryforwards.

Financial Condition

Total assets were $7.52 billion at March 31, 2023 and increased by $88.5 million, or 1.2%, from $7.43 billion at December 31, 2022.

Investment Securities

Investment securities totaled $1.35 billion at March 31, 2023, which increased by $9.1 million, or 0.7%, from $1.34 billion at December 31, 2022. The increase in the investment securities portfolio reflects a market valuation improvement on the AFS portfolio of $16.9 million and purchases of investment securities of $14.9 million, partially offset by principal runoff of $22.7 million.

In 2022, the market valuation on the AFS portfolio declined significantly. The decline in the market valuation was primarily driven by the rising interest rate environment. The market valuation slightly recovered during the first quarter of 2023. To mitigate the potential future impact to capital through AOCI, in March 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. In May 2022, the Company transferred an additional 40 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $400.9 million and a fair market value of $343.7 million. On the date of transfer, these securities had a total net unrealized loss of $57.2 million. There was no impact to net income as a result of the reclassifications.

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

Loans

The following table sets forth information regarding our outstanding loans by category and geographic location as of the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$1,821	$2,555	$(734)	(28.7)%
Other	375,158	383,665	(8,507)	(2.2)
Real estate:
Construction	154,303	150,208	4,095	2.7
Residential mortgage	1,941,230	1,940,999	231	—
Home equity	743,908	739,380	4,528	0.6
Commercial mortgage	1,030,086	1,029,708	378	—
Consumer	342,922	346,789	(3,867)	(1.1)
Total loans	4,589,428	4,593,304	(3,876)	(0.1)
Allowance for credit losses ("ACL")	(44,062)	(45,169)	1,107	(2.5)
Loans, net of ACL	$4,545,366	$4,548,135	$(2,769)	(0.1)

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$—	$—	$—	—%
Other	179,906	160,282	19,624	12.2
Real estate:
Construction	27,171	16,515	10,656	64.5
Commercial mortgage	331,546	333,367	(1,821)	(0.5)
Consumer	429,346	451,998	(22,652)	(5.0)
Total loans	967,969	962,162	5,807	0.6
ACL	(19,037)	(18,569)	(468)	2.5
Loans, net of ACL	$948,932	$943,593	$5,339	0.6

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$1,821	$2,555	$(734)	(28.7)%
Other	555,064	543,947	11,117	2.0
Real estate:
Construction	181,474	166,723	14,751	8.8
Residential mortgage	1,941,230	1,940,999	231	—
Home equity	743,908	739,380	4,528	0.6
Commercial mortgage	1,361,632	1,363,075	(1,443)	(0.1)
Consumer	772,268	798,787	(26,519)	(3.3)
Total loans	5,557,397	5,555,466	1,931	—
ACL	(63,099)	(63,738)	639	(1.0)
Loans, net of ACL	$5,494,298	$5,491,728	$2,570	—

Loans, net of deferred costs, totaled $5.56 billion at March 31, 2023, which increased by $1.9 million, or 0.03%, from $5.56 billion at December 31, 2022. The increase reflects net increases in the following loan portfolios: construction of $14.8 million, other commercial loans of $11.1 million, home equity of $4.5 million and residential mortgage loans of $0.2 million. These increases were offset by net decreases in consumer of $26.5 million, commercial mortgage of $1.4 million and SBA Paycheck Protection Program loans of $0.7 million. During the three months ended March 31, 2023, the Company received $0.8 million in PPP loan forgiveness and paydowns. Core loans, or total loans, net of deferred costs, excluding PPP loans, totaled $5.56 billion at March 31, 2023 and increased by $2.7 million, or 0.05%, from $5.55 billion at December 31, 2022.

The Hawaii loan portfolio decreased by $3.9 million, or 0.1%, from December 31, 2022. The decrease reflects net decreases in the following loan portfolios: other commercial, financial and agricultural loans of $8.5 million, consumer of $3.9 million and SBA Paycheck Protection Program loans of $0.7 million. These decreases were partially offset by net increases in the following portfolios: home equity of $4.5 million, construction of $4.1 million, commercial mortgage of $0.4 million and residential mortgage of $0.2 million.

The U.S. Mainland loan portfolio increased by $5.8 million, or 0.6% from December 31, 2022. The increase was primarily attributable to net increases in other commercial, financial and agricultural loans of $19.6 million and construction loans of $10.7 million, partially offset by a net decrease in consumer loans of $22.7 million, and commercial mortgage loans of $1.8 million. As a prudent measure, we continued to let the U.S. Mainland unsecured consumer loan portfolio run off until the national economic outlook improves. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table sets forth nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial, financial and agricultural - Other	$264	$297	$(33)	(11.1)%
Real estate:
Residential mortgage	3,445	3,808	(363)	(9.5)
Home equity	712	570	142	24.9
Commercial mortgage	77	—	77	—
Consumer	815	576	239	41.5
Total nonaccrual loans	5,313	5,251	62	1.2

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	5,313	5,251	62	1.2

Accruing Loans Delinquent for 90 Days or More
Commercial, financial and agricultural:
SBA PPP	—	13	(13)	(100.0)
Other	—	26	(26)	(100.0)
Real estate:
Residential mortgage	—	559	(559)	(100.0)
Consumer	1,908	1,240	668	53.9
Total accruing loans delinquent for 90 days or more	1,908	1,838	70	3.8

Restructured Loans Still Accruing Interest
Real estate:
Residential mortgage	1,376	1,845	(469)	(25.4)
Commercial mortgage	846	886	(40)	(4.5)
Consumer	54	62	(8)	(12.9)
Total restructured loans still accruing interest	2,276	2,793	(517)	(18.5)
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$9,497	$9,882	$(385)	(3.9)

Ratio of nonaccrual loans to total loans	0.10%	0.09%		0.01%
Ratio of NPAs to total loans and OREO	0.10%	0.09%		0.01%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.13%	0.13%		—%
Ratio of NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest to total loans and OREO	0.17%	0.18%		(0.01)%
Ratio of classified assets and OREO to tier 1 capital and ACL	6.25%	6.25%		—%

The following table sets forth year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2022	$5,251
Additions	1,626
Reductions:
Payments	(857)
Return to accrual status	(15)
Net charge-offs, valuation and other adjustments	(692)
Total reductions	(1,564)
Net increase	62
Balance at March 31, 2023	$5,313

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $5.3 million at March 31, 2023, compared to $5.3 million at December 31, 2022. There were no nonperforming loans classified as held for sale at March 31, 2023 and December 31, 2022. The increase in nonperforming assets from December 31, 2022 was primarily attributable to additions to nonaccrual loans totaling $1.6 million, partially offset by $0.9 million in repayments of nonaccrual loans and $0.7 million in net charge-offs, valuation and other adjustments.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at March 31, 2023 consisted of five Hawaii loans with a combined principal balance of $1.1 million. There were $2.3 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at March 31, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at March 31, 2023 declined by $5.8 million from December 31, 2022 to $71.3 million, or 1.3% of the total loan portfolio. Special mention loans declined by $6.2 million to $26.7 million, or 0.5% of the total loan portfolio. Classified loans increased by $0.5 million to $44.6 million, or 0.8% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL of 6.25% at March 31, 2023 remained unchanged from 6.25% at December 31, 2022.

Allowance for Credit Losses

The following table sets forth certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Allowance for Credit Losses:
Balance at beginning of period	$63,738	$68,097

Provision (credit) for credit losses on loans	1,615	(2,931)

Charge-offs:
Commercial, financial and agricultural - Other	779	254
Consumer	2,686	1,216
Total charge-offs	3,465	1,470

Recoveries:
Commercial, financial and agricultural - Other	250	350
Real estate:
Residential mortgage	53	112
Consumer	908	596
Total recoveries	1,211	1,058
Net charge-offs	2,254	412
Balance at end of period	$63,099	$64,754

Average loans, net of deferred fees and costs	$5,525,988	$5,114,260
Annualized ratio of net charge-offs to average loans	0.16%	0.03%
Ratio of ACL to total loans	1.14%	1.25%
Ratio of ACL to total loans, excluding PPP loans	1.14%	1.26%
ACL as a percentage of nonaccrual loans	1188%	1214%

Our ACL totaled $63.1 million at March 31, 2023, compared to $63.7 million at December 31, 2022 and $64.8 million at March 31, 2022.

During the first quarter of 2023, we recorded a debit to the provision for credit losses on loans of $1.6 million and net charge-offs of $2.3 million. The provision for credit losses on loans during the current quarter was primarily attributable to net loan charge-offs during the quarter.

Our ACL as a percentage of total loans decreased to 1.14% at March 31, 2023 from 1.15% at December 31, 2022 and 1.25% at March 31, 2022. Our ACL as a percentage of nonaccrual loans decreased to 1188% at March 31, 2023 from 1214% at December 31, 2022 and 1214% at March 31, 2022.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). Our FHLB stock balance of $12.0 million at March 31, 2023 increased by $2.8 million, or 30.8%, from the FHLB stock balance of $9.1 million at December 31, 2022.  FHLB stock has an activity-based stock requirement, such that as borrowings increase, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table sets forth the composition of our deposits by category for the periods indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand deposits	$2,028,087	$2,092,823	$(64,736)	(3.1)%
Interest-bearing demand deposits	1,386,913	1,453,167	(66,254)	(4.6)
Savings and money market deposits	2,184,675	2,199,028	(14,353)	(0.7)
Time deposits less than $100,000	188,289	181,547	6,742	3.7
Time deposits $100,000 to $250,000	183,861	148,601	35,260	23.7
Core deposits	5,971,825	6,075,166	(103,341)	(1.7)
Government time deposits	360,501	290,057	70,444	24.3
Other time deposits greater than $250,000	414,642	371,000	43,642	11.8
Total time deposits greater than $250,000	775,143	661,057	114,086	17.3
Total deposits	$6,746,968	$6,736,223	$10,745	0.2

Our total deposits of $6.75 billion at March 31, 2023 increased by $10.7 million, or 0.2%, from total deposits of $6.74 billion at December 31, 2022. Net increases in government time deposits of $70.4 million, other time deposits greater than $250,000 of $43.6 million, time deposits $100,000 to $250,000 of $35.3 million, and time deposits less than $100,000 of $6.7 million, were offset by net decreases in noninterest-bearing demand deposits of $64.7 million, interest-bearing demand deposits of $66.3 million, and savings and money market deposits of $14.4 million.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.97 billion at March 31, 2023 and decreased by $103.3 million, from $6.08 billion at December 31, 2022. Core deposits as a percentage of total deposits was 88.5% at March 31, 2023, compared to 90.2% at December 31, 2022. Our average cost of total deposits was 60 bp during the three months ended March 31, 2023.

The Company's business model is based on long-term relationships and most of the Company's customers are long-tenured with a diversified deposit portfolio. At March 31, 2023 and December 31, 2022, approximately 66% and 65%, respectively, of the Company's total deposits were FDIC-insured or fully collateralized.

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

Common and Preferred Equity

Our total shareholders' equity was $470.9 million at March 31, 2023, compared to $452.9 million at December 31, 2022. The change in total shareholders' equity was primarily attributable to net income of $16.2 million and other comprehensive income of $11.3 million, partially offset by cash dividends declared of $7.0 million and the repurchase of $2.2 million in shares of our common stock under our stock repurchase programs in the three months ended March 31, 2023.

Our total shareholders' equity to total assets ratio was 6.26% at March 31, 2023, compared to 6.09% at December 31, 2022. Our book value per share was $17.44 and $16.76 at March 31, 2023 and December 31, 2022, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the bank to pay dividends to fund its obligations. On a stand-alone basis, CPF had an available cash balance of approximately $18.2 million as of March 31, 2023 in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of March 31, 2023, the bank had Statutory Retained Earnings of $150.0 million. Provisions of federal law also impact the ability of the bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On April 25, 2023, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which remained unchanged from $0.26 per share a year-ago.

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

On January 25, 2022, the Company's Board of Directors approved a new share repurchase authorization of up to $30 million of its common stock (the "2022 Repurchase Plan"), which replaced and superseded the previous share repurchase program. During 2022, the Company repurchased 868,613 shares of common stock, at an aggregate cost of $20.7 million under the Company's share repurchase programs.

On January 24, 2023, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2023 Repurchase Plan"). The 2023 Repurchase Plan replaces and supersedes in its entirety the 2022 Repurchase Plan, which had $10.3 million in remaining repurchase authority as of December 31, 2022.

During the three months ended March 31, 2023, the Company repurchased 101,760 shares of common stock, at an aggregate cost of $2.2 million under the Company's share repurchase programs (48,760 shares at an aggregate cost of $1.0 million under the 2022 Repurchase Plan and 53,000 shares at an aggregate cost of $1.2 million under the 2023 Repurchase Plan). As of March 31, 2023, $23.8 million remained available for repurchase under the Company's 2023 Repurchase Plan.

In mid March 2023, the Company temporarily suspended share repurchases to preserve capital and liquidity as we continue to evaluate market conditions. We cannot provide any assurance whether or not we will continue to repurchase common stock under our share repurchase program.

Trust Preferred Securities

As of March 31, 2023, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal

Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.4 million, net of unamortized debt issuance costs of $0.6 million, at March 31, 2023.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015, and has now been fully phased in. Under the Basel III rules, the Company must hold a "capital conservation buffer" above the adequately capitalized risk-based capital ratios. The capital conservation buffer is now at its fully phased in level of 2.50%.

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

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2022 Form 10-K.

The following table sets forth the Company's and the bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated. The Company's and the bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of March 31, 2023 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Company
At March 31, 2023:
Leverage capital	$650,231	8.6%	$303,339	4.0%	N/A	N/A
Tier 1 risk-based capital	650,231	11.5	340,197	6.0	N/A	N/A
Total risk-based capital	771,810	13.6	453,596	8.0	N/A	N/A
CET1 risk-based capital	600,231	10.6	255,148	4.5	N/A	N/A

At December 31, 2022:
Leverage capital	$642,302	8.5%	$301,053	4.0%	N/A	N/A
Tier 1 risk-based capital	642,302	11.3	340,151	6.0	N/A	N/A
Total risk-based capital	764,283	13.5	453,535	8.0	N/A	N/A
CET1 risk-based capital	592,302	10.5	255,113	4.5	N/A	N/A

Central Pacific Bank
At March 31, 2023:
Leverage capital	$680,607	9.0%	$301,976	4.0%	$377,470	5.0%
Tier 1 risk-based capital	680,607	12.0	339,388	6.0	452,517	8.0
Total risk-based capital	747,186	13.2	452,517	8.0	565,647	10.0
CET1 risk-based capital	680,607	12.0	254,541	4.5	367,670	6.5

At December 31, 2022:
Leverage capital	$675,331	9.0%	$300,584	4.0%	$375,730	5.0%
Tier 1 risk-based capital	675,331	11.9	339,422	6.0	452,563	8.0
Total risk-based capital	742,312	13.1	452,563	8.0	565,704	10.0
CET1 risk-based capital	675,331	11.9	254,567	4.5	367,708	6.5

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

Asset/Liability Management and Interest Rate Risk

Our earnings and capital are sensitive to risk of interest rate fluctuations. Interest rate risk arises when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. In the normal course of business, we are subjected to interest rate risk through the activities of making loans and taking deposits, as well as from our investment securities portfolio and other interest-bearing funding sources. Asset/liability management monitors our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee, or ALCO, monitors interest rate risk through the use of net interest income ("NII") and economic value of equity ("EVE") simulation and various hypothetical interest rate scenarios that may include gradual, immediate or non-parallel rate changes. This process is designed to measure the impact of future changes in interest rates on NII and EVE. Potentially adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

ALCO utilizes a detailed and dynamic simulation model to measure and manage interest rate risk exposures. The simulation incorporates various assumptions which may impact results. Key modeling assumptions are made around the timing of interest rate changes, the prepayment of mortgage-related assets, pricing spreads of assets and liabilities and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates.

The following reflects our net interest income sensitivity analysis as of March 31, 2023. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bp in either a gradual or an instantaneous, parallel fashion.

	Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous
+100 bp	1.33%	2.27%
-100 bp	(1.83)%	(3.48)%

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, available to meet our liquidity needs. While we historically have had access to these other funding sources, access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company's and bank's financial position.

The bank maintained a $2.05 billion line of credit with the FHLB as of March 31, 2023, compared to $2.23 billion at December 31, 2022. There were $25.0 million in short-term borrowings under this arrangement at March 31, 2023, compared to $5.0 million at December 31, 2022. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million at March 31, 2023, and remained unchanged from $36.0 million at December 31, 2022. There were $50.0 million in long-term borrowings under this arrangement at March 31, 2023, compared to no borrowings at December 31, 2022. FHLB advances and standby letters of credit available at March 31, 2023 were secured by certain real estate loans with a carrying value of $3.19 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At March 31, 2023, $1.94 billion was undrawn under this arrangement, compared to $2.19 billion at December 31, 2022.

At March 31, 2023 and December 31, 2022, our bank had additional unused borrowings available at the Federal Reserve discount window of $76.6 million and $75.9 million, respectively. As of March 31, 2023 and December 31, 2022, certain commercial and commercial real estate loans with a carrying value totaling $123.2 million and $125.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve discount window. The Federal Reserve does not have the right to sell or repledge these loans.

As of March 31, 2023, the Company had a total of approximately $2.83 billion in total other liquidity sources, including available borrowing capacity plus unpledged investment securities.

Our ability to maintain adequate levels of liquidity is dependent on our ability to continue to maintain our strong risk profile and capital base. Our liquidity may also be negatively impacted by unexpected deposit withdrawals from weakness in the financial markets and industry-wide reductions in liquidity.

Information regarding our material contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our cash requirements from known contractual and other obligations since December 31, 2022. We believe we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity levels. We expect to maintain adequate liquidity levels through profitability, loan payoffs, securities repayments and maturities and continued deposit gathering activities. We also have various borrowing mechanisms in place for both short-term and long-term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk that occurs when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives. The Asset/Liability Committee ("ALCO") monitors interest rate risk through the use of net interest income and economic value of equity simulation, and various interest rate scenarios. Potentially adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at March 31, 2023 would not result in a fluctuation of NII that would exceed the established policy limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings that arise in the ordinary course of our business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict. Based on information currently available to us, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition or operations.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023, except as described below:

Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

Recent high-profile bank failures in March 2023, and the resulting media coverage, has caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like the Company. Uncertainty and concern may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about these kinds of events or other similar risks, and may have in the past and may in the future lead to market-wide liquidity problems and concerns from the Company's own customer base. These bank failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry and could materially adversely impact the Company's liquidity and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in the banking industry.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 24, 2023, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2023 Repurchase Plan").

During the three months ended March 31, 2023, the Company repurchased 101,760 shares of common stock, at an aggregate cost of $2.2 million under the Company's share repurchase plans.

As of March 31, 2023, $23.8 million remained available for repurchase under the Company's 2023 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2023	55,760	$20.95	55,760	$24,846,379
February 1-28, 2023	31,000	23.21	31,000	24,126,767
March 1-31, 2023	15,000	21.16	15,000	23,809,367
Total	101,760	$21.67	101,760	23,809,367

Item 6. Exhibits

Exhibit No.	Document

10.1	2023 Annual Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 15, 2023).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	April 26, 2023	/s/ Arnold D. Martines
Arnold D. Martines
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2023	/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)