Form 10-Q
period 2023-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2023-07-26
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 19, 2023 was 27,041,292 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, and net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our Banking-as-a-Service ("BaaS") initiative; and (iv) any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believes," "plans," "anticipates," "expects," "intends," "forecasts," "hopes," "targeting," "continue," "remain," "will," "should," "estimates," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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
•the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, earthquakes and pandemic viruses and diseases) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business;
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
•the costs and effects of legal and regulatory developments, including legal proceedings and lawsuits we are or may become subject to, or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to;
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
•political instability;
•acts of war or terrorism;
•changes in consumer spending, borrowings and savings habits;
•cybersecurity and data privacy breaches and the consequence therefrom;
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

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and due from financial institutions	$129,071	$97,150
Interest-bearing deposits in other financial institutions	181,913	14,894
Investment securities:
Available-for-sale debt securities, at fair value	664,071	671,794
Held-to-maturity debt securities, at amortized cost; fair value of: $581,222 at June 30, 2023 and $596,780 at December 31, 2022	649,946	664,883
Total investment securities	1,314,017	1,336,677
Loans held for sale, at fair value	2,593	1,105
Loans	5,520,683	5,555,466
Allowance for credit losses	(63,849)	(63,738)
Loans, net of allowance for credit losses	5,456,834	5,491,728
Premises and equipment, net	96,479	91,634
Accrued interest receivable	20,463	20,345
Investment in unconsolidated entities	45,218	46,641
Mortgage servicing rights	8,843	9,074
Bank-owned life insurance	168,136	167,967
Federal Home Loan Bank ("FHLB") stock	10,960	9,146
Right-of-use lease asset	33,247	34,985
Other assets	99,818	111,417
Total assets	$7,567,592	$7,432,763
Liabilities
Deposits:
Noninterest-bearing demand	$2,009,387	$2,092,823
Interest-bearing demand	1,359,978	1,453,167
Savings and money market	2,184,652	2,199,028
Time	1,251,720	991,205
Total deposits	6,805,737	6,736,223
FHLB advances and other short-term borrowings	—	5,000
Long-term debt (net of debt issuance costs of $566 at June 30, 2023 and $688 at December 31, 2022)	155,981	105,859
Lease liability	34,111	35,889
Other liabilities	95,484	96,921
Total liabilities	7,091,313	6,979,892
Contingent liabilities and other commitments (see Notes 8, 16 and 17)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,045,792 at June 30, 2023 and 27,025,070 at December 31, 2022	405,511	408,071
Additional paid-in capital	101,997	101,346
Retained earnings	104,046	87,438
Accumulated other comprehensive loss	(135,275)	(143,984)
Total shareholders' equity	476,279	452,871
Total equity	476,279	452,871
Total liabilities and equity	$7,567,592	$7,432,763

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$60,455	$46,963	$118,724	$91,912
Interest and dividends on investment securities:
Taxable investment securities	7,145	7,035	14,481	14,004
Tax-exempt investment securities	727	807	1,517	1,623
Dividends	—	—	—	21
Interest on deposits in other financial institutions	877	191	1,154	263
Dividend income on FHLB stock	120	68	256	127
Total interest income	69,324	55,064	136,132	107,950
Interest expense:
Interest on deposits:
Demand	411	144	774	256
Savings and money market	4,670	317	8,056	646
Time	8,932	490	15,196	959
Interest on short-term borrowings	378	2	1,139	2
Interest on long-term debt	2,199	1,133	4,037	2,174
Total interest expense	16,590	2,086	29,202	4,037
Net interest income	52,734	52,978	106,930	103,913
Provision (credit) for credit losses	4,319	989	6,171	(2,206)
Net interest income after provision (credit) for credit losses	48,415	51,989	100,759	106,119
Other operating income:
Mortgage banking income	690	1,140	1,216	2,312
Service charges on deposit accounts	2,137	2,026	4,248	3,887
Other service charges and fees	4,994	4,610	9,979	9,098
Income from fiduciary activities	1,068	1,188	2,389	2,342
Net gain on sales of investment securities	—	8,506	—	8,506
Income from bank-owned life insurance	1,185	(1,028)	2,476	(489)
Other	361	696	1,136	1,033
Total other operating income	10,435	17,138	21,444	26,689
Other operating expense:
Salaries and employee benefits	20,848	22,369	42,871	43,311
Net occupancy	4,310	4,448	8,784	8,222
Equipment	932	1,075	1,878	2,157
Communication	791	744	1,569	1,550
Legal and professional services	2,469	2,916	5,355	5,542
Computer software	4,621	3,624	9,227	6,706
Advertising	942	1,150	1,875	2,300
Other	4,990	9,023	10,451	13,766
Total other operating expense	39,903	45,349	82,010	83,554
Income before income taxes	18,947	23,778	40,193	49,254
Income tax expense	4,472	6,184	9,531	12,222
Net income	$14,475	$17,594	$30,662	$37,032
Per common share data:
Basic earnings per share	$0.54	$0.64	$1.14	$1.34
Diluted earnings per share	$0.53	$0.64	$1.13	$1.33
Basic weighted average shares outstanding	27,024,043	27,516,284	27,011,659	27,553,629
Diluted weighted average shares outstanding	27,071,478	27,676,619	27,090,258	27,759,187

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$14,475	$17,594	$30,662	$37,032
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	(6,025)	(45,150)	5,181	(124,600)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,451	1,448	2,676	1,448
Net change in fair value of derivatives	2,040	2,147	877	2,110
Defined benefit retirement plan and SERPs	(13)	2,470	(25)	2,570
Total other comprehensive income (loss), net of tax	(2,547)	(39,085)	8,709	(118,472)
Comprehensive income (loss)	$11,928	$(21,491)	$39,371	$(81,440)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871
Net income	—	—	—	—	16,187	—	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	—	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	—	470,926
Net income	—	—	—	—	14,475	—	—	14,475
Other comprehensive loss	—	—	—	—	—	(2,547)	—	(2,547)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,029)	—	—	(7,029)
Common stock repurchased and retired and other related costs	(23,750)	—	(355)	—	—	—	—	(355)
Share-based compensation	63,997	—	—	809	—	—	—	809
Balance at June 30, 2023	27,045,792	$—	$405,511	$101,997	$104,046	$(135,275)	$—	$476,279

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	—	421,153	98,270	54,252	(87,347)	50	486,378
Net income	—	—	—	—	17,594	—	—	17,594
Other comprehensive loss	—	—	—	—	—	(39,085)	—	(39,085)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,153)	—	—	(7,153)
Common stock purchased by directors' deferred compensation plan ((38,000) shares, net)	—	—	927	—	—	—	—	927
Common stock repurchased and retired and other related costs	(174,429)	—	(4,218)	—	—	—	—	(4,218)
Share-based compensation	53,062	—	—	707	—	—	—	707
Non-controlling interest	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2022	27,463,562	$—	$417,862	$98,977	$64,693	$(126,432)	$—	$455,100

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$30,662	$37,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	6,171	(2,206)
Depreciation and amortization of premises and equipment	3,376	3,262
Loss on disposal of premises and equipment	9	2
Cash flows from operating leases	(2,692)	(3,021)
Amortization of mortgage servicing rights	356	863
Net amortization and accretion of premium/discounts on investment securities	1,602	2,518
Share-based compensation expense	651	904
Net gain on sales of investment securities	—	(8,506)
Net gain on sales of residential mortgage loans	(296)	(1,339)
Proceeds from sales of loans held for sale	14,486	61,903
Originations of loans held for sale	(15,678)	(57,568)
Equity in earnings of unconsolidated entities	25	(113)
Distributions from unconsolidated entities	44	157
Net (increase) decrease in cash surrender value of bank-owned life insurance	(2,622)	1,946
Deferred income tax benefit (expense)	11,225	(34,300)
Net tax (benefit) expense from share-based compensation	(15)	198
Net change in other assets and liabilities	963	45,819
Net cash provided by operating activities	48,267	47,551
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	28,515	88,229
Purchases of investment securities available-for-sale	(14,907)	(89,069)
Proceeds from sale of investment securities	—	8,506
Proceeds from maturities of and calls on held-to-maturity investment securities	18,148	11,184
Loan payments, net	48,382	(34,961)
Purchases of loan portfolios	(19,659)	(165,703)
Proceeds from bank-owned life insurance death benefits	2,453	—
Net purchases of premises, equipment and land	(8,270)	(11,819)
Investments in unconsolidated entities	(75)	(8,995)
Net purchases of FHLB stock	(1,814)	(979)
Net cash provided by (used in) investing activities	52,773	(203,607)
Cash flows from financing activities:
Net increase (decrease) in deposits	69,514	(17,097)
Net decrease in FHLB advances and other short-term borrowings	(5,000)	—
Proceeds from long-term debt	50,000	—
Cash dividends paid on common stock	(14,054)	(14,354)
Repurchases of common stock and other related costs	(2,560)	(10,949)
Net proceeds from issuance of common stock and stock option exercises	—	679
Net cash provided by (used in) financing activities	97,900	(41,721)
Net increase (decrease) in cash and cash equivalents	198,940	(197,777)
Cash and cash equivalents at beginning of period	112,044	328,907
Cash and cash equivalents at end of period	$310,984	$131,130

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,540	$4,037
Income taxes	3,806	5,569
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	—	(2,041)
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	—	762,738
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	3,644	1,976
Other intangible assets and services provided in exchange for Swell common stock	—	1,500

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Central Pacific Financial Corp. and Subsidiaries (herein referred to as the "Company," "we," "us," or "our") have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In January 2020, we acquired a 50% ownership interest in a mortgage loan origination and brokerage company, Oahu HomeLoans, LLC. The Company concluded that the entity met the definition of a variable interest entity ("VIE") and Central Pacific Bank ("CPB", or the "Bank") was the primary beneficiary of the VIE. As a result, the investment met the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation." Accordingly, the investment has been consolidated into our financial statements. In March 2022, Oahu HomeLoans, LLC was terminated.

The Company has 50% ownership interests in three other mortgage loan origination and brokerage companies, which are accounted for using the equity method and included in investment in unconsolidated entities: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC.

The Company has low income housing tax credit partnership investments that are accounted for under the proportional amortization method and included in investment in unconsolidated entities.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), a fintech company, which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. The Company does not have the ability to exercise significant influence over Swell and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investments in unconsolidated entities. Swell did not have a material impact to the Company's financial statements during the six months ended June 30, 2023. Refer to Note 6 - Investments in Unconsolidated Entities for additional information and events that occurred related to Swell during the three and six months ended June 30, 2023.

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., an investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method for the investment was appropriate. The investment is included in investment in unconsolidated entities. The Company had $1.1 million and $1.3 million in unfunded commitments related to the investment as of June 30, 2023 and December 31, 2022, respectively.

The Company also has other non-controlling equity investments in affiliates that are accounted for under the cost method and included in investment in unconsolidated entities.

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $39.5 million and $5.6 million, respectively, at June 30, 2023 and $0.1 million, $40.9 million and $5.6 million, respectively, at December 31, 2022.

The Company's policy for determining impairment of these investments includes an evaluation of whether a loss in value of an investment is other-than-temporary. Evidence of a loss in value includes absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. Impairment tests are performed whenever indicators of impairment are present. If the value of an investment declines and it is considered other-than-temporary, the investment is written down to its respective fair value in the period in which this determination is made.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Investment Securities

Investments in debt securities are designated as trading, available-for-sale ("AFS"), or held-to-maturity ("HTM"). Investments in debt securities are designated as HTM only if we have the positive intent and ability to hold these securities to maturity. HTM securities are reported at amortized cost in the consolidated balance sheets. Trading securities are reported at fair value, with changes in fair value included in net income. Debt securities not classified as HTM or trading are classified as AFS and reported at fair value, with net unrealized gains and losses, net of applicable taxes, excluded from net income and included in accumulated other comprehensive income (loss) ("AOCI").

Transfers of investment securities from AFS to HTM are accounted for at fair value as of the date of the transfer. The difference between the fair value and par value at the date of transfer is considered a premium or discount and accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in AOCI and amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, which will offset or mitigate the effect on interest income of the amortization of the premium or discount for that HTM security.

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value included in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.
The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities ("MBS"), other debt securities and equity securities. The Company’s MBS portfolio is comprised primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities which are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (with no minimum credit rating), non-agency residential MBS (with a minimum credit rating of AAA) and non-agency commercial MBS (with a minimum credit rating of BBB- and meets the minimum internal credit guidelines).

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of June 30, 2023 and the Company did not reverse any accrued interest against interest income during the three and six months ended June 30, 2023.

Allowance for Credit Losses (“ACL”) for AFS Debt Securities

AFS debt securities in an unrealized loss position are evaluated for impairment at least quarterly. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends or is required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment security’s amortized cost basis is written down to fair value through net income.

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

As of June 30, 2023, the decline in market values of our AFS debt securities was primarily attributable to changes in interest rates and volatility in the financial markets. We have no intent to sell securities in an unrealized loss position and it is unlikely we will be required to sell such securities before recovery of its amortized cost basis. Therefore, we did not record any ACL as a result of credit loss.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable on AFS debt securities together with accrued interest receivable on HTM securities and loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.1 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Expected credit loss on each security in the HTM portfolio that do not share common risk characteristics with any of the pools of debt securities is individually measured based on net realizable value or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate and the recorded amortized cost basis of the security.

Securities in the HTM portfolio are issued by or contain collateral issued by U.S. government sponsored enterprises ("GSEs") and carry implicit guarantees from the U.S. government. Due to the implicit guarantee and the long history of no credit losses, no allowance for credit losses was recorded for these securities.

Accrued interest on HTM debt securities is reported in accrued interest receivable on the consolidated balance sheets and excluded from the estimate of credit losses.

Accrued interest receivable on HTM debt securities totaled $1.2 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of Des Moines (the "FHLB"), the Bank is required to obtain and hold a specific number of shares of FHLB capital stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and presented separately in the consolidated balance sheets.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to the yield, which is typically amortized using the interest method over the contractual term of the loan and adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $16.1 million and $16.0 million at June 30, 2023 and December 31, 2022, respectively, and is reported together with accrued interest receivable on HTM and AFS debt securities on the consolidated balance sheets. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

Nonaccrual Loans

The Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. Commercial, scored small business, automobile and other consumer loans are generally placed on nonaccrual status when principal and/or interest payments are 90 days past due, or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. Residential mortgage and home equity loans are generally placed on nonaccrual status when principal and/or interest payments are 120 days past due or earlier should management determine that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loans are well-secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income should management determine that the collectability of such accrued interest is doubtful. All subsequent receipts are applied to principal outstanding and no interest income is recognized unless the financial condition and payment record of the borrowers warrant such recognition and the loan is restored to accrual status. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current for a predetermined period, normally at least six months, and full payment of principal and interest is reasonably assured.

Troubled Debt Restructuring (“TDR”) Prior to the Adoption of ASU 2022-02

The Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", using the prospective transition method. Thus, the Company will continue to account for existing TDRs under the TDR accounting guidance and all new loan modifications will be accounted for under the new loan modification accounting model as described in Note 2 - Recent Accounting Pronouncements.

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company accounted for and reported a loan as a TDR when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) the Company granted a concession to the borrower experiencing financial difficulty that it would not otherwise consider for a borrower or transaction with similar credit risk characteristics. A restructuring that resulted in only an insignificant delay in payment was not considered a concession. A delay may have been considered insignificant if 1) the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due or 2) the delay in timing of the restructured payment period was insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

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

Loan Segment	Historical Lifetime Loss Method	Historical Lookback Period	Economic Forecast Length	Reversion Method
Construction	Probability of Default/Loss Given Default ("PD/LGD")	2008-Present	One Year	One Year (straight-line basis)
Commercial real estate	PD/LGD	2008-Present
Multi-family mortgage	PD/LGD	2008-Present
Commercial, financial and agricultural	PD/LGD	2008-Present
Home equity lines of credit	Loss-Rate Migration	2008-Present
Residential mortgage	Loss-Rate Migration	2008-Present
Consumer - other revolving	Loss-Rate Migration	2008-Present
Consumer - non-revolving	Loss-Rate Migration	2008-Present
Purchased consumer portfolios (Dealer, Other consumer)	Weighted-Average Remaining Maturity ("WARM")	2008-Present

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

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as days past due, delinquency counters, loans modified for borrowers experiencing financial difficulty, TDRs prior to the adoption of ASU 2022-02 and nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be monitored for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula 'net charge-offs over the period divided by beginning loan balance'.

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

Determining the Term

Expected credit losses are estimated over the contractual term of the loans and are adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company. If such renewal options or extensions are present, these options are evaluated in determining the contractual term.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2023

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848", which extends the temporary relief provision period and allows companies to defer the adoption to December 31, 2024. The Company adopted ASU 2020-04 in June 2023 and elected optional expedients above for applicable contract modifications. We currently do not have any hedge accounting for hedging relationships that meet the stated criteria. The adoption did not have an impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method", which clarifies the guidance on fair value hedge accounting of interest rate risk portfolios of financial assets. ASU 2022-01 updates guidance in Topic 815, to expand the scope of the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments on a prospective basis. Additionally, ASU 2022-01 clarifies that basis adjustments related to existing portfolio layer hedge relationships should not be considered when measuring credit losses on the financial assets included in the closed portfolio. Further, ASU 2022-01 clarifies that any reversal of fair value hedge basis adjustments associated with an actual breach should be recognized in interest income immediately. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-01 effective January 1, 2023 and it did not have an impact on our consolidated financial statements as we currently do not use the last-of-layer hedge accounting method.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326 to eliminate the TDR accounting guidance by creditors in Subtopic 310-40, "Receivables—Troubled Debt Restructurings by Creditors", while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Instead of applying the recognition and measurement guidance for TDRs, an entity would apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2022-02 requires prospective transition for disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of current-period gross write-offs by year of origination while removing the presentation of current-period recoveries and net write-off from the vintage disclosure for charge-offs. The guidance related to the recognition and measurement of existing TDRs and new loan modifications or restructurings may be adopted on a prospective or modified retrospective transition method. The Company adopted ASU 2022-02 effective January 1, 2023 using the prospective transition method.

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

3. INVESTMENT SECURITIES

The amortized cost, fair value and related ACL, and corresponding gross unrecognized gains and losses on HTM debt securities at June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,898	$—	$(5,262)	$36,636	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	608,048	—	(63,462)	544,586	—
Total held-to-maturity securities	$649,946	$—	$(68,724)	$581,222	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,840	$—	$(4,727)	$37,113	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	623,043	—	(63,376)	559,667	—
Total held-to-maturity securities	$664,883	$—	$(68,103)	$596,780	$—

The amortized cost, fair value and related ACL, and corresponding gross unrealized gains and losses on AFS debt securities at June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$167,314	$4	$(32,146)	$135,172	$—
Corporate securities	35,968	—	(5,248)	30,720	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	24,933	9	(2,295)	22,647	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	479,165	—	(73,038)	406,127	—
Residential - Non-government agencies	9,512	—	(1,157)	8,355	—
Commercial - U.S. Government-sponsored entities	53,142	—	(8,157)	44,985	—
Commercial - Non-government agencies	16,559	—	(494)	16,065	—
Total available-for-sale securities	$786,593	$13	$(122,535)	$664,071	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

During the three and six months ended June 30, 2023, the Company recorded a total of $2.0 million and $3.6 million in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM. As of June 30, 2023, the Company has recorded a total of $9.9 million in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

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

The amortized cost, estimated fair value and weighted average yield of our HTM and AFS debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	41,898	36,636	2.26
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	608,048	544,586	1.92
Total held-to-maturity securities	$649,946	$581,222	1.94%

Available-for-sale:
Debt securities:
Due in one year or less	$5,000	$4,986	3.03%
Due after one year through five years	23,629	22,594	3.67
Due after five years through ten years	68,204	60,466	2.67
Due after ten years	131,382	100,493	2.52
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	479,165	406,127	2.02
Residential - Non-government agencies	9,512	8,355	3.32
Commercial - U.S. Government-sponsored entities	53,142	44,985	2.35
Commercial - Non-government agencies	16,559	16,065	5.06
Total available-for-sale securities	$786,593	$664,071	2.33%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

During the three and six months ended June 30, 2023, the Company did not sell any investment securities. In 2022, the Company completed one sale of investment securities for its Class B common stock of Visa during the second quarter and is discussed later in this footnote.

Investment securities with carrying values totaling $841.9 million and $607.7 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds on deposit and other financial transactions.

At June 30, 2023 and December 31, 2022, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

There were a total of 83 HTM investment securities which were in an unrecognized loss position, without an ACL, at June 30, 2023 and 83 at December 31, 2022. The following tables summarize HTM investment securities, which were in an unrecognized loss position at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$36,636	$(5,262)	$36,636	$(5,262)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	63,078	(3,725)	481,508	(59,737)	544,586	(63,462)
Total temporarily impaired securities	$63,078	$(3,725)	$518,144	$(64,999)	$581,222	$(68,724)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$37,113	$(4,727)	$—	$—	$37,113	$(4,727)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	559,667	(63,376)	—	—	559,667	(63,376)
Total temporarily impaired securities	$596,780	$(68,103)	$—	$—	$596,780	$(68,103)

There were a total of 245 AFS investment securities which were in an unrealized loss position, without an ACL, at June 30, 2023 and 243 at December 31, 2022. The following tables summarize AFS investment securities, which were in an unrealized loss position at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$15,254	$(187)	$116,009	$(31,959)	$131,263	$(32,146)
Corporate securities	—	—	30,720	(5,248)	30,720	(5,248)
U.S. Treasury obligations and direct obligations of U.S Government agencies	3,911	(83)	16,354	(2,212)	20,265	(2,295)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	9,227	(440)	396,900	(72,598)	406,127	(73,038)
Residential - Non-government agencies	2,747	(336)	5,608	(821)	8,355	(1,157)
Commercial - U.S. Government-sponsored entities	—	—	44,985	(8,157)	44,985	(8,157)
Commercial - Non-government agencies	14,660	(359)	1,404	(135)	16,064	(494)
Total temporarily impaired securities	$45,799	$(1,405)	$611,980	$(121,130)	$657,779	$(122,535)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-sale:
Debt securities:
States and political subdivisions	$52,244	$(4,807)	$78,389	$(31,874)	$130,633	$(36,681)
Corporate securities	—	—	30,211	(5,995)	30,211	(5,995)
U.S. Treasury obligations and direct obligations of U.S Government agencies	9,651	(245)	15,541	(2,072)	25,192	(2,317)
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	149,624	(13,990)	274,179	(61,196)	423,803	(75,186)
Residential - Non-government agencies	2,890	(334)	5,772	(833)	8,662	(1,167)
Commercial - U.S. Government-sponsored entities	25,034	(1,724)	21,110	(6,478)	46,144	(8,202)
Commercial - Non-government agencies	1,506	(34)	—	—	1,506	(34)
Total temporarily impaired securities	$240,949	$(21,134)	$425,202	$(108,448)	$666,151	$(129,582)

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

The Company has evaluated its HTM and AFS investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. As the Company does not intend to sell the HTM and AFS securities that are in an unrecognized or unrealized loss position and it is unlikely that we will be required to sell these securities before recovery of its amortized cost basis that may be at maturity, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

Visa Class B Common Stock

During the second quarter of 2022, the Company sold its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. As of June 30, 2023, the Company no longer owns any shares of Class B common stock of Visa.

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

4. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of ACL as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agricultural:
SBA PPP	$1,615	$2,654
Other	543,775	544,495
Real estate:
Construction	201,426	167,366
Residential mortgage	1,942,272	1,940,456
Home equity	748,704	737,386
Commercial mortgage	1,369,329	1,364,998
Consumer	713,630	798,957
Gross loans	5,520,751	5,556,312
Net deferred fees and costs	(68)	(846)
Total loans, net of deferred fees and costs	5,520,683	5,555,466
Allowance for credit losses	(63,849)	(63,738)
Total loans, net of allowance for credit losses	$5,456,834	$5,491,728

The Company did not transfer any loans to the held-for-sale category during the three and six months ended June 30, 2023 and 2022.

The Company did not sell any loans originally held for investment during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the Company did not have any loans categorized as purchased credit deteriorated ("PCD").

The following tables present loans purchased by class during the periods presented:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$152	$—	$152	$56,624	$30,866	$87,490
(Discount) premium	—	—	—	(3,043)	1,543	(1,500)
Purchase price	$152	$—	$152	$53,581	$32,409	$85,990

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$3,932	$15,159	$19,091	$104,766	$64,890	$169,656
(Discount) premium	—	568	568	(7,410)	3,457	(3,953)
Purchase price	$3,932	$15,727	$19,659	$97,356	$68,347	$165,703

Foreclosure Proceedings

The Company had $1.4 million and $2.4 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2023 and December 31, 2022, respectively. The Company also had $0.1 million of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure at June 30, 2023. There were no commercial real estate loans in the process of foreclosure at December 31, 2022, respectively.

The Company did not foreclose on any loans during the three and six months ended June 30, 2023 and 2022.

The Company did not sell any foreclosed properties during the three and six months ended June 30, 2023 and 2022.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL under ASC 326 as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
June 30, 2023
Commercial, financial and agricultural:
SBA PPP	$5	$—	$—	$—	$5	$1,560	$1,565	$—
Other	454	98	—	319	871	542,722	543,593	—
Real estate:
Construction	—	—	—	4,851	4,851	195,968	200,819	4,851
Residential mortgage	—	2,941	959	4,385	8,285	1,934,621	1,942,906	4,385
Home equity	1,623	178	133	797	2,731	748,029	750,760	797
Commercial mortgage	—	—	—	77	77	1,367,485	1,367,562	77
Consumer	4,124	1,546	2,207	632	8,509	704,969	713,478	—
Total	$6,206	$4,763	$3,299	$11,061	$25,329	$5,495,354	$5,520,683	$10,110

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans Greater Than 90 Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2022
Commercial, financial and agricultural:
SBA PPP	$471	$37	$13	$—	$521	$2,034	$2,555	$—
Other	546	131	26	297	1,000	542,947	543,947	—
Real estate:
Construction	—	—	—	—	—	166,723	166,723	—
Residential mortgage	303	—	559	3,808	4,670	1,936,329	1,940,999	3,808
Home equity	1,540	—	—	570	2,110	737,270	739,380	570
Commercial mortgage	160	—	—	—	160	1,362,915	1,363,075	—
Consumer	5,173	1,921	1,240	576	8,910	789,877	798,787	—
Total	$8,193	$2,089	$1,838	$5,251	$17,371	$5,538,095	$5,555,466	$4,378

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables present the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
June 30, 2023
Real estate:
Construction	$—	$4,851	$—	$4,851	$—
Residential mortgage	5,832	—	—	5,832	—
Home equity	797	—	—	797	—
Commercial mortgage	—	77	—	77	—
Total	$6,629	$4,928	$—	$11,557	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2022
Real estate:
Residential mortgage	$5,653	$—	$—	$5,653	$—
Home equity	570	—	—	570	—
Total	$6,223	$—	$—	$6,223	$—

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and six months ended June 30, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at June 30, 2023 consisted of five Hawaii loans with a principal balance of $1.0 million. There were $2.3 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest at June 30, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest, none of which were more than 90 days delinquent.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDR had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and six months ended June 30, 2023 and 2022.

During the three and six months ended June 30, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2023 and 2022.

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

The following tables present the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of June 30, 2023 and December 31, 2022. Revolving loans converted to term as of and during the three and six months ended June 30, 2023 and 2022 were not material to the total loan portfolio. In addition, the following table includes gross charge-offs of loans by origination year in the six months ended June 30, 2023.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
June 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$—	$1,558	$7	$—	$—	$—	$1,565
Subtotal	—	—	1,558	7	—	—	—	1,565
Commercial, financial and agricultural - Other:
Risk Rating
Pass	28,074	88,909	96,370	36,582	45,644	164,349	71,833	531,761
Special Mention	—	1,025	933	389	763	1	—	3,111
Substandard	—	194	364	740	213	7,115	95	8,721
Subtotal	28,074	90,128	97,667	37,711	46,620	171,465	71,928	543,593
Construction:
Risk Rating
Pass	3,392	54,815	71,645	17,343	2,339	31,491	13,854	194,879
Substandard	—	—	5,260	—	680	—	—	5,940
Subtotal	3,392	54,815	76,905	17,343	3,019	31,491	13,854	200,819
Residential mortgage:
Risk Rating
Pass	56,266	273,298	626,257	424,951	148,026	407,541	—	1,936,339
Special Mention	—	—	—	—	—	288	—	288
Substandard	—	1,077	—	935	822	3,445	—	6,279
Subtotal	56,266	274,375	626,257	425,886	148,848	411,274	—	1,942,906
Home equity:
Risk Rating
Pass	6,159	33,821	22,328	9,767	6,632	17,969	653,154	749,830
Substandard	—	—	—	—	73	857	—	930
Subtotal	6,159	33,821	22,328	9,767	6,705	18,826	653,154	750,760
Commercial mortgage:
Risk Rating
Pass	30,227	237,434	204,823	117,919	113,677	608,900	8,356	1,321,336
Special Mention	—	—	—	—	10,950	11,690	—	22,640
Substandard	—	—	11,627	—	1,677	10,282	—	23,586
Subtotal	30,227	237,434	216,450	117,919	126,304	630,872	8,356	1,367,562
Consumer:
Risk Rating
Pass	39,595	317,273	194,537	46,587	38,114	18,684	55,851	710,641
Substandard	4	103	148	161	163	1,161	3	1,743
Loss	—	—	—	—	—	1,094	—	1,094
Subtotal	39,599	317,376	194,685	46,748	38,277	20,939	55,854	713,478
Total	$163,717	$1,007,949	$1,235,850	$655,381	$369,773	$1,284,867	$803,146	$5,520,683

(dollars in thousands)	Gross Charge-Offs by Year of Origination						Amortized Cost of Revolving Loans
Six Months Ended June 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial, financial and agricultural:
Other	$—	$212	$88	$—	$207	$634	$—	$1,141
Consumer	—	2,745	2,730	345	409	330	—	6,559
Year-to-date gross charge-offs	$—	$2,957	$2,818	$345	$616	$964	$—	$7,700

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial, financial and agricultural - SBA PPP:
Risk Rating
Pass	$—	$2,546	$9	$—	$—	$—	$—	$2,555
Subtotal	—	2,546	9	—	—	—	—	2,555
Commercial, financial and agricultural - Other:
Risk Rating
Pass	77,550	101,595	41,358	53,241	39,106	141,950	76,466	531,266
Special Mention	2,206	350	172	1,011	29	—	99	3,867
Substandard	188	176	833	256	116	7,215	30	8,814
Subtotal	79,944	102,121	42,363	54,508	39,251	149,165	76,595	543,947
Construction:
Risk Rating
Pass	25,663	61,027	23,384	2,387	14,309	18,048	15,044	159,862
Special Mention	—	417	—	—	898	—	—	1,315
Substandard	—	4,850	—	696	—	—	—	5,546
Subtotal	25,663	66,294	23,384	3,083	15,207	18,048	15,044	166,723
Residential mortgage:
Risk Rating
Pass	279,146	636,756	434,928	154,906	58,431	371,517	—	1,935,684
Substandard	—	—	948	—	503	3,864	—	5,315
Subtotal	279,146	636,756	435,876	154,906	58,934	375,381	—	1,940,999
Home equity:
Risk Rating
Pass	34,973	23,772	10,520	7,463	6,880	11,727	643,277	738,612
Special Mention	—	—	—	—	—	—	198	198
Substandard	—	—	—	—	78	453	39	570
Subtotal	34,973	23,772	10,520	7,463	6,958	12,180	643,514	739,380
Commercial mortgage:
Risk Rating
Pass	226,137	208,230	119,531	129,950	145,932	472,267	11,473	1,313,520
Special Mention	—	—	—	11,388	—	16,082	—	27,470
Substandard	—	10,149	—	1,700	2,133	8,103	—	22,085
Consumer:
Risk Rating
Pass	358,609	242,942	59,352	50,899	20,065	10,958	54,038	796,863
Special Mention	—	—	—	113	—	—	—	113
Substandard	1	261	91	126	42	790	—	1,311
Loss	—	—	—	—	—	500	—	500
Subtotal	358,610	243,203	59,443	51,138	20,107	12,248	54,038	798,787
Total	$1,004,473	$1,293,071	$691,126	$414,136	$288,522	$1,063,474	$800,664	$5,555,466

5. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activity in the ACL for loans under ASC 326 during the three months ended June 30, 2023 and 2022:

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Three Months Ended June 30, 2023	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$1	$7,130	$3,087	$11,813	$4,037	$17,472	$19,559	$63,099
Provision (credit) for credit losses on loans	—	52	567	413	(87)	(107)	3,297	4,135
Subtotal	1	7,182	3,654	12,226	3,950	17,365	22,856	67,234
Charge-offs	—	362	—	—	—	—	3,873	4,235
Recoveries	—	125	—	7	15	—	703	850
Net charge-offs (recoveries)	—	237	—	(7)	(15)	—	3,170	3,385
Ending balance	$1	$6,945	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Three Months Ended June 30, 2022	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$36	$9,562	$3,836	$11,043	$4,641	$16,055	$19,581	$64,754
Provision (credit) for credit losses on loans	(21)	(1,565)	(833)	1,688	(596)	1,803	980	1,456
Subtotal	15	7,997	3,003	12,731	4,045	17,858	20,561	66,210
Charge-offs	—	487	—	—	—	—	1,390	1,877
Recoveries	—	215	62	36	—	—	565	878
Net charge-offs (recoveries)	—	272	(62)	(36)	—	—	825	999
Ending balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211

In accordance with GAAP, other real estate assets are not included in our assessment of the ACL.

In the three months ended June 30, 2023, we recorded a provision for credit losses of $4.3 million, which consisted of a provision for credit losses on loans of $4.1 million and a provision for credit losses on off-balance sheet credit exposures of $0.2 million.

In the three months ended June 30, 2022, we recorded a debit to the provision for credit losses of $1.0 million, which consisted of a debit to the provision for credit losses on loans of $1.5 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.5 million.

The following tables present by class, the activity in the ACL for loans under ASC 326 during the six months ended June 30, 2023 and 2022:

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Six Months Ended June 30, 2023	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	(1)	889	787	369	(164)	(537)	4,407	5,750
Subtotal	1	7,711	3,654	12,173	3,950	17,365	24,634	69,488
Charge-offs	—	1,141	—	—	—	—	6,559	7,700
Recoveries	—	375	—	60	15	—	1,611	2,061
Net charge-offs (recoveries)	—	766	—	(60)	(15)	—	4,948	5,639
Ending balance	$1	$6,945	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849

(dollars in thousands)	Commercial, Financial and Agricultural		Real Estate
Six Months Ended June 30, 2022	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(62)	(2,413)	(905)	156	(464)	(553)	2,766	(1,475)
Subtotal	15	7,901	3,003	12,619	4,045	17,858	21,181	66,622
Charge-offs	—	741	—	—	—	—	2,606	3,347
Recoveries	—	565	62	148	—	—	1,161	1,936
Net charge-offs (recoveries)	—	176	(62)	(148)	—	—	1,445	1,411
Ending balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211

In the six months ended June 30, 2023, our provision for credit losses was a debit of $6.2 million, which consisted of a debit to the provision for credit losses on loans of $5.8 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

In the six months ended June 30, 2022, our provision for credit loss was a credit of $2.2 million, which consisted of a credit to the provision for credit losses on loans of $1.5 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $0.7 million.

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,480	$4,540	$3,243	$4,804
Provision (credit) for off-balance sheet credit exposures	184	(467)	421	(731)
Ending balance	$3,664	$4,073	$3,664	$4,073

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The components of the Company's investments in unconsolidated entities were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Investments in low income housing tax credit partnerships, net of amortization	$39,511	$40,939
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	115	110
Other	4,045	4,045
Total	$45,218	$46,641

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $47.8 million and $47.8 million as of June 30, 2023 and December 31, 2022, respectively. Unfunded commitments related to LIHTC partnerships totaled $23.6 million at June 30, 2023 and December 31, 2022, and are included in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

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

During the fourth quarter of 2022, Swell launched a consumer banking application that combined checking, credit and more into one integrated account, with CPB serving as the bank sponsor. Swell began with an alpha pilot, where members of its waitlist were invited to sign up for Swell Cash and Credit. The Company also collaborated with Swell and Elevate Credit, Inc. ("Elevate"), a provider of digital solutions. In the first quarter of 2023, Elevate was acquired by Park Cities Asset Management, LLC, who is also the largest investor in Swell. Swell did not have a material impact to the Company's financial statements during the six months ended June 30, 2023.

As a result of a variety of adverse factors affecting Swell’s business and its strategy, the portfolio of Swell Cash and Credit accounts, which were immaterial, were closed in June 2023 and CPB is no longer serving as the bank sponsor. The Company anticipates that it will enter into a transaction with Swell in the third quarter of 2023 whereby Swell will repurchase the Company’s entire preferred and common stock equity investment in exchange for cash (not to exceed $0.5 million), certain intellectual property rights and a platform usage fee related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The Company cannot provide any assurance that the transaction with Swell will be completed on the foregoing terms or at all. Due to the aforementioned events, the Company performed an impairment analysis and concluded the investment in Swell was not impaired as of June 30, 2023.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., a venture capital investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.1 million and $1.3 million in unfunded commitments related to the investment as of June 30, 2023 and December 31, 2022, respectively, which is recorded in other liabilities. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The expected payments for the unfunded commitments of LIHTC and other partnerships as of June 30, 2023 for the remainder of fiscal year 2023, the next five succeeding fiscal years, and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2023 (remainder)	$9,693	$1,063	$10,756
2024	9,280	—	9,280
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
Thereafter	313	—	313
Total unfunded commitments	$23,606	$1,063	$24,669

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Proportional amortization method:
Amortization expense recognized in income tax expense	$714	$607	$1,428	$1,214
Tax credits recognized in income tax expense	892	709	1,784	1,418

7. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights for the periods presented:

(dollars in thousands)
Balance at December 31, 2022	$9,074
Additions	125
Amortization	(356)
Balance at June 30, 2023	$8,843

Balance at December 31, 2021	$9,738
Additions	494
Amortization	(863)
Balance at June 30, 2022	$9,369

Income generated as the result of new mortgage servicing rights is reported as gains on sales of loans and totaled $0.1 million and and $0.1 million for the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Amortization of mortgage servicing rights totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2022, respectively.

The following tables present the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

(dollars in thousands)	June 30, 2023	June 30, 2022
Fair market value, beginning of year	$12,061	$10,504
Fair market value, end of period	12,585	12,047
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.4%	7.5%

The carrying values and accumulated amortization related to our mortgage servicing rights are presented below:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,538	$(60,695)	$8,843	$69,413	$(60,339)	$9,074

Based on the mortgage servicing rights held as of June 30, 2023, estimated amortization expense for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$374
2024	807
2025	736
2026	670
2027	607
2028	540
Thereafter	5,109
Total	$8,843

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

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and recorded at fair value on our consolidated balance sheet in other assets or other liabilities. As of June 30, 2023, the Company had swap agreements with its borrowers with a total notional amount of $31.9 million, offset by swap agreements with third party financial institutions with the same total notional amount of $31.9 million. As of June 30, 2023, the Company held $10.6 million in counter-party collateral related to the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of June 30, 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate lock and forward sale commitments	Other assets / other liabilities	$16	$10	$1	$2
Back-to-back swap agreements	Other assets / other liabilities	4,158	4,611	4,158	4,611

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate swap	Other assets / other liabilities	$7,105	$5,986	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods indicated:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	$16
Loans held for sale	Other income	(4)
Back-to-back swap agreements	Other service charges and fees	35

Three Months Ended June 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	(143)
Loans held for sale	Other income	62
Risk participation agreements	Other service charges and fees	—

Six Months Ended June 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	8
Loans held for sale	Other income	(1)
Back-to-back swap agreements	Other service charges and fees	35

Six Months Ended June 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	—
Loans held for sale	Other income	(1)
Risk participation agreements	Other service charges and fees	16

Derivative Financial Instruments Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2023
Interest rate swap	Interest income	$(116)

Three Months Ended June 30, 2022
Interest rate swap	Interest income	—

Six Months Ended June 30, 2023
Interest rate swap	Interest income	(59)

Six Months Ended June 30, 2022
Interest rate swap	Interest income	(157)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $2.06 billion line of credit as of June 30, 2023, compared to $2.23 billion at December 31, 2022. At June 30, 2023, $1.98 billion was undrawn under this arrangement, compared to $2.19 billion at December 31, 2022. There were no short-term borrowings under this arrangement at June 30, 2023, compared to $5.0 million at December 31, 2022. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million as of June 30, 2023, and remained unchanged from $36.0 million as of December 31, 2022. There were $50.0 million in long-term borrowings under this arrangement bearing interest rates between 4.02% and 4.62% at June 30, 2023, compared to no long-term borrowings at December 31, 2022. FHLB advances and standby letters of credit available at June 30, 2023 were secured by certain real estate loans with a carrying value of $3.20 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

At June 30, 2023 and December 31, 2022, the Bank had additional unused borrowings available at the Federal Reserve of $169.3 million and $75.9 million, respectively. As of June 30, 2023 and December 31, 2022, certain commercial and commercial real estate loans with a carrying value totaling $138.2 million and $125.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a carrying value of $72.6 million as of June 30, 2023, were pledged to the Federal Reserve in support of the line of credit. No investment securities were pledged to the Federal Reserve in support of the line of credit as of December 31, 2022. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank is a member bank of the Pacific Coast Bankers' Bank ("PCBB") and had unused unsecured credit lines available at the PCBB of $50.0 million and $100.0 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Bank had additional unused unsecured credit lines available at Wells Fargo of $25.0 million and $25.0 million, respectively.

Subordinated Debentures

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV ("Trust IV"). Trust IV issued $30.0 million in floating rate trust preferred securities which bore an interest rate of three-month LIBOR plus 2.45% and maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust IV trust preferred securities. Trust IV issued $0.9 million of common securities to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V ("Trust V"). Trust V issued $20.0 million in floating rate trust preferred securities which bore an interest rate of three-month LIBOR plus 1.87% and maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust V trust preferred securities. Trust V issued $0.6 million of common securities to the Company.

During the second quarter of 2023, the Company was notified that our Trust IV and Trust V debt agreements will be amended to replace the LIBOR-based reference rate with an adjusted CME Term Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment. The amendment is expected to take place on July 3, 2023, after the cessation of the LIBOR benchmark rate on June 30, 2023. ASC 848 allows us to account for the modification as a continuation of the existing contract without additional analysis.

The Company had the following junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets at June 30, 2023 and December 31, 2022:

(dollars in thousands)
Name of Trust	June 30, 2023	Interest Rate	December 31, 2022	Interest Rate
Trust IV	$30,928	Three-month LIBOR + 2.45%	$30,928	Three-month LIBOR + 2.45%
Trust V	20,619	Three-month LIBOR + 1.87%	20,619	Three-month LIBOR + 1.87%
Total	$51,547		$51,547

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

Subordinated Notes

The Company had the following subordinated notes outstanding at June 30, 2023 and December 31, 2022:

(dollars in thousands)
Description	June 30, 2023	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

(dollars in thousands)
Description	December 31, 2022	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The subordinated notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 456 basis points.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.4 million, net of unamortized debt issuance costs of $0.6 million, at June 30, 2023.

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

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Other operating income:
In-scope of ASC 606
Mortgage banking income	$174	$500	$325	$735
Service charges on deposit accounts	2,137	2,026	4,248	3,887
Other service charges and fees	4,402	4,089	8,781	7,952
Income on fiduciary activities	1,068	1,188	2,389	2,342
In-scope other operating income	7,781	7,803	15,743	14,916
Out-of-scope other operating income	2,654	9,335	5,701	11,773
Total other operating income	$10,435	$17,138	$21,444	$26,689
11. SHARE-BASED COMPENSATION

Restricted and Performance Stock Units

Under the Company's 2013 Stock Compensation Plan and 2023 Stock Compensation Plan, which was approved by our shareholders on April 27, 2023, the Company awards restricted stock units ("RSUs") and performance stock units ("PSUs") to our non-officer directors and certain senior management personnel. The awards typically vest over a two, three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The following table presents the activity of RSUs and PSUs for the six months ended June 30, 2023:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	352,465	$23.40
Changes during the period:
Granted	114,524	22.83
Forfeited	(48,430)	24.82
Vested	(185,244)	20.81	$3,844
Non-vested RSUs and PSUs, end of period	233,315	24.88

12. SUPPLEMENTAL EXECUTIVE RETIREMENT AND DEFINED BENEFIT RETIREMENT PLANS

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, the Bank established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The projected benefit obligation of the unfunded SERPs is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.2 million at June 30, 2023, which remained relatively unchanged from $9.2 million at December 31, 2022.

The following table presents the components of net periodic benefit cost for the SERPs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest cost	$112	$75	$224	$150
Amortization of net actuarial (gain) loss	(19)	21	(38)	42
Amortization of net transition obligation	2	4	4	8
Net periodic benefit cost	$95	$100	$190	$200

All components of net periodic benefit cost are included in other operating expenses in the Company's consolidated statements of income.

Defined Benefit Retirement Plan

CPB had a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. The plan was initially curtailed in 1986, and accordingly, plan benefits were fixed as of that date. Effective January 1, 1991, the Bank reactivated its defined benefit retirement plan. As a result of the reactivation, employees for whom benefits were fixed in 1986 began to accrue additional benefits under a new formula that became effective January 1, 1991. Employees who were not participants at curtailment, but who were subsequently eligible to join, became participants effective January 1, 1991. Under the reactivated plan, benefits are based upon the employees' years of service and their highest average annual salaries in a 60-consecutive-month period of service, reduced by benefits provided from the Bank's terminated money purchase pension plan. The reactivation of the defined benefit retirement plan resulted in an increase of $5.9 million in the unrecognized prior service cost, which was amortized over a period of 13 years. Effective December 31, 2002, the Bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the defined benefit retirement plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement charge of $4.9 million, which was recorded in other operating expense. As of June 30, 2023, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following table presents the components of net periodic benefit cost for the defined benefit retirement plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest cost	$—	$212	$—	$212
Expected return on plan assets	—	(195)	—	(207)
Amortization of net actuarial loss	—	112	—	224
Settlement	—	4,884	—	4,884
Net periodic benefit cost	$—	$5,013	$—	$5,113

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Lease cost:
Operating lease cost	$1,327	$1,386	$2,652	$2,776
Variable lease cost	934	834	1,822	1,664
Less: Sublease income	(17)	(12)	(34)	(24)
Total lease cost	$2,244	$2,208	$4,440	$4,416

Other information:
Operating cash flows from operating leases	$(1,302)	$(1,515)	$(2,692)	$(3,021)
Weighted-average remaining lease term - operating leases	10.98 years	11.42 years	10.98 years	11.42 years
Weighted-average discount rate - operating leases	3.96%	3.94%	3.96%	3.94%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2023 (remainder)	$2,433	$656	$1,777
2024	4,467	1,210	3,257
2025	4,180	1,085	3,095
2026	4,118	965	3,153
2027	4,108	840	3,268
2028	3,509	723	2,786
Thereafter	19,683	2,908	16,775
Total	$42,498	$8,387	$34,111

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total rental income recognized	$563	$378	$1,125	$1,329

Based on the Company's leases as lessor as of June 30, 2023, estimated lease payments for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter are as follows:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$675
2024	1,188
2025	1,073
2026	939
2027	899
2028	532
Thereafter	1,839
Total	$7,145

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(8,204)	$(2,179)	$(6,025)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,976	525	1,451
Net change in fair value of investment securities	(6,228)	(1,654)	(4,574)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	2,777	737	2,040
Net change in fair value of derivatives	2,777	737	2,040

SERPs:
Amortization of net actuarial loss	(20)	(5)	(15)
Amortization of net transition obligation	2	—	2
SERPs	(18)	(5)	(13)

Other comprehensive loss	$(3,469)	$(922)	$(2,547)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(61,628)	$(16,478)	$(45,150)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,976	528	1,448
Net change in fair value of investment securities	(59,652)	(15,950)	(43,702)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$2,930	$783	$2,147
Net change in fair value of derivatives	2,930	783	2,147

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	131	35	96
Amortization of net transition obligation	5	1	4
Defined benefit retirement plan and SERPs	4,068	1,598	2,470

Other comprehensive loss	$(52,654)	$(13,569)	$(39,085)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2023
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$7,054	$1,873	$5,181
Less: Amortization of unrealized losses on investment securities transferred to HTM	3,644	968	2,676
Net change in fair value of investment securities	10,698	2,841	7,857

Net change in fair value of derivatives:
Net unrealized gains arising during the period	1,178	301	877
Net change in fair value of derivatives	1,178	301	877

Defined benefit retirement plan and SERPs:
Amortization of net actuarial loss	(39)	(10)	(29)
Amortization of net transition obligation	4	—	4
Defined benefit retirement plan and SERPs	(35)	(10)	(25)

Other comprehensive income	$11,841	$3,132	$8,709

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(170,076)	$(45,476)	$(124,600)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,976	528	1,448
Net change in fair value of investment securities	(168,100)	(44,948)	(123,152)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$2,880	$770	$2,110
Net change in fair value of derivatives	2,880	770	2,110

Defined benefit retirement plan and SERPs:
Net actuarial losses arising during the period	(952)	(255)	(697)
Amortization of net actuarial loss	264	71	193
Amortization of net transition obligation	9	2	7
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	4,205	1,635	2,570

Other comprehensive loss	$(161,015)	$(42,543)	$(118,472)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax ("AOCI"), for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	Investment Securities	Derivatives	SERPs [1]	AOCI
Three Months Ended June 30, 2023
Balance at beginning of period	$(136,678)	$3,482	$468	$(132,728)

Other comprehensive income (loss) before reclassifications	(6,025)	2,040	—	(3,985)
Reclassification adjustments from AOCI	1,451	—	(13)	1,438
Total other comprehensive income (loss)	(4,574)	2,040	(13)	(2,547)

Balance at end of period	$(141,252)	$5,522	$455	$(135,275)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Three Months Ended June 30, 2022
Balance at beginning of period	$(83,116)	$(37)	$(4,194)	$(87,347)

Other comprehensive income (loss) before reclassifications	(45,150)	2,147	(697)	(43,700)
Reclassification adjustments from AOCI	1,448	—	3,167	4,615
Total other comprehensive income (loss)	(43,702)	2,147	2,470	(39,085)

Balance at end of period	$(126,818)	$2,110	$(1,724)	$(126,432)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column subsequent to June 30, 2022 relates entirely to the SERPs.

(dollars in thousands)	Investment Securities	Derivatives	SERPs [1]	AOCI
Six Months Ended June 30, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income before reclassifications	5,181	877	—	6,058
Reclassification adjustments from AOCI	2,676	—	(25)	2,651
Total other comprehensive income (loss)	7,857	877	(25)	8,709

Balance at end of period	$(141,252)	$5,522	$455	$(135,275)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Six Months Ended June 30, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive income (loss) before reclassifications	(124,600)	2,110	(697)	(123,187)
Reclassification adjustments from AOCI	1,448	—	3,267	4,715
Total other comprehensive income (loss)	(123,152)	2,110	2,570	(118,472)

Balance at end of period	$(126,818)	$2,110	$(1,724)	$(126,432)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column subsequent to June 30, 2022 relates entirely to the SERPs.

The following tables present the amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2023 and 2022:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended June 30,
Details about AOCI Components	2023	2022
Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(1,976)	$(1,976)	Interest and dividends on investment securities
Tax effect	525	528	Income tax expense
Net of tax	$(1,451)	$(1,448)

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial gain (loss)	$20	$(131)	Other operating expense - other
Amortization of net transition obligation	(2)	(5)	Other operating expense - other
Total before tax	18	(5,020)
Tax effect	(5)	1,853	Income tax benefit (expense)
Net of tax	$13	$(3,167)

Total reclassification adjustments from AOCI for the period, net of tax	$(1,438)	$(4,615)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Six Months Ended June 30,
Details about AOCI Components	2023	2022
Amortization of unrealized losses on investment securities transferred to held-to-maturity:
Amortization	$(3,644)	$(1,976)	Interest and dividends on investment securities
Tax effect	968	528	Income tax expense
Net of tax	$(2,676)	$(1,448)

Defined benefit retirement and supplemental executive retirement plan items:
Amortization of net actuarial loss	$39	$(264)	Other operating expense - other
Amortization of net transition obligation	(4)	(9)	Other operating expense - other
Settlement	—	(4,884)	Other operating expense - other
Total before tax	35	(5,157)
Tax effect	(10)	1,890	Income tax benefit (expense)
Net of tax	$25	$(3,267)

Total reclassification adjustments from AOCI for the period, net of tax	$(2,651)	$(4,715)

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$14,475	$17,594	$30,662	$37,032

Weighted average common shares outstanding - basic	27,024,043	27,516,284	27,011,659	27,553,629
Dilutive effect of employee stock options and awards	47,435	160,335	78,599	205,558
Weighted average common shares outstanding - diluted	27,071,478	27,676,619	27,090,258	27,759,187

Basic earnings per share	$0.54	$0.64	$1.14	$1.34
Diluted earnings per share	$0.53	$0.64	$1.13	$1.33

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of June 30, 2023, the weighted average discount rate used in the valuation of loans was 7.76%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. As of June 30, 2023, the weighted average discount rate used in the valuation of time deposits was 5.60%. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of June 30, 2023, the weighted average discount rate used in the valuation of long-term debt was 7.04%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Financial assets:
Cash and due from financial institutions	$129,071	$129,071	$129,071	$—	$—
Interest-bearing deposits in other financial institutions	181,913	181,913	181,913	—	—
Investment securities	1,314,017	1,245,293	—	1,238,099	7,194
Loans held for sale	2,593	2,593	—	2,593	—
Loans, net of ACL	5,456,834	5,016,464	—	—	5,016,464
Accrued interest receivable	20,463	20,463	20,463	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,009,387	2,009,387	2,009,387	—	—
Interest-bearing demand and savings and money market	3,544,630	3,544,630	3,544,630	—	—
Time	1,251,720	1,236,919	—	—	1,236,919
Long-term debt	155,981	138,671	—	—	138,671
Accrued interest payable (included in other liabilities)	11,402	11,402	11,402	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,336,864	$—	$1,298	$—	$1,298	$—
Standby letters of credit and financial guarantees written	4,454	—	67	—	67	—

Derivatives:
Forward sale commitments	2,616	15	15	—	15	—
Risk participation agreements	36,431	—	—	—	—	—
Back-to-back swap agreements:
Assets	31,937	4,158	4,158	—	—	4,158
Liabilities	(31,937)	(4,158)	(4,158)	—	—	(4,158)
Interest rate swap agreements	115,545	7,105	7,105	—	—	7,105

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and due from financial institutions	$97,150	$97,150	$97,150	$—	$—
Interest-bearing deposits in other financial institutions	14,894	14,894	14,894	—	—
Investment securities	1,336,677	1,268,574	—	1,261,306	7,268
Loans held for sale	1,105	1,105	—	1,105	—
Loans, net of ACL	5,491,728	5,043,436	—	—	5,043,436
Accrued interest receivable	20,345	20,345	20,345	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,092,823	2,092,823	2,092,823	—	—
Interest-bearing demand and savings and money market	3,652,195	3,652,195	3,652,195	—	—
Time	991,205	975,086	—	—	975,086
Long-term debt	105,859	93,729	—	—	93,729
Accrued interest payable (included in other liabilities)	4,739	4,739	4,739	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Off-balance sheet financial instruments:
Commitments to extend credit	$1,328,791	$—	$1,270	$—	$1,270	$—
Standby letters of credit and financial guarantees written	5,367	—	80	—	80	—

Derivatives:
Forward sale commitments	1,110	8	8	—	8	—
Risk participation agreements	36,835	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,335	4,611	4,611	—	—	4,611
Liabilities	(32,335)	(4,611)	(4,611)	—	—	(4,611)
Interest rate swap agreements	115,545	5,986	5,986	—	—	5,986

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

As discussed in Note 8 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap, which was measured at fair value using Level 3 inputs. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2023.

The following tables present the fair value of assets and liabilities measured on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$135,172	$—	$128,692	$6,480
Corporate securities	30,720	—	30,720	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	22,647	—	22,647	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	406,127	—	406,127	—
Residential - Non-government agencies	8,355	—	7,641	714
Commercial - U.S. Government-sponsored entities	44,985	—	44,985	—
Commercial - Non-government agencies	16,065	—	16,065	—
Total available-for-sale investment securities	664,071	—	656,877	7,194

Derivatives:
Forward sale commitments	15	—	15	—
Interest rate swap agreements	7,105	—	—	7,105
Total derivatives	7,120	—	15	7,105
Total	$671,191	$—	$656,892	$14,299

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities:
Debt securities:
States and political subdivisions	$135,752	$—	$129,168	$6,584
Corporate securities	30,211	—	30,211	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	25,715	—	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored entities	423,803	—	423,803	—
Residential - Non-government agencies	8,662	—	7,978	684
Commercial - U.S. Government-sponsored entities	46,144	—	46,144	—
Commercial - Non-government agencies	1,507	—	1,507	—
Total available-for-sale investment securities	671,794	—	664,526	7,268

Derivatives:
Interest rate lock commitments	8	—	8	—
Interest rate swap agreements	5,986	—	—	5,986
Total derivatives	5,994	—	8	5,986
Total	$677,788	$—	$664,534	$13,254

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 and 2022:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2022	$6,584	$684	$5,986	$13,254
Principal payments received	(114)	(11)	—	(125)
Unrealized net gain included in other comprehensive income	1,129	41	1,119	1,170
Balance at June 30, 2023	$7,599	$714	$7,105	$14,299

Balance at December 31, 2021	$7,681	$938	$—	$8,619
Principal payments received	(88)	(11)	—	(99)
Unrealized net loss included in other comprehensive income	(595)	(145)	2,774	2,034
Additions	—	—	(50)	(50)
Balance at June 30, 2022	$6,998	$782	$2,724	$10,504

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu had an aggregate fair value of $7.6 million at June 30, 2023 and remained relatively unchanged from $6.6 million at December 31, 2022.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million at June 30, 2023 and also remained relatively unchanged from $0.7 million at December 31, 2022.

The Company estimates the aggregate fair value of $14.3 million and $13.3 million as of June 30, 2023 and December 31, 2022, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of June 30, 2023, the weighted average discount rate utilized was 6.15%, compared to 6.41% at December 31, 2022, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

As discussed in Note 8 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap, which was measured at fair value using Level 3 inputs. The significant unobservable input used in the fair value measurement of the Company's forward starting interest rate swap is the weighted-average discount rate. As of June 30, 2023, the weighted average discount rate utilized was 3.51%, compared to 3.31% at December 31, 2022.

There were no assets measured on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

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

Central Pacific Bank is a full-service community bank with 27 branches and 57 ATMs located throughout the state of Hawaii as of June 30, 2023.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At June 30, 2023 and December 31, 2022, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans. This is further described in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in our 2022 Form 10-K.

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

Financial Summary

Net income for the three months ended June 30, 2023 was $14.5 million, or $0.53 per diluted share, compared to net income of $17.6 million, or $0.64 per diluted share for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 was $30.7 million, or $1.13 per diluted share, compared to net income of $37.0 million, or $1.33 per diluted share for the six months ended June 30, 2022. Net income for the three and six months ended June 30, 2022 included an $8.5 million non-recurring gain on sale of Class B common stock of Visa, Inc., partially offset by a $4.9 million non-recurring defined benefit pension plan termination and settlement charge.

Net income for the three and six months ended June 30, 2023 included PPP net interest income and net loan fees of $17 thousand and $58 thousand, respectively, compared to $0.9 million and $2.8 million for the three and six months ended June 30, 2022, respectively.

During the three months ended June 30, 2023, the Company recorded a debit to the provision for credit losses of $4.3 million, compared to a debit to the provision of $1.0 million during the three months ended June 30, 2022. During the six months ended June 30, 2023, the Company recorded a debit to the provision for credit losses of $6.2 million, compared to a credit to the provision of $2.2 million during the six months ended June 30, 2022.

Excluding the provision for credit losses and income tax expense, the Company's pre-provision net revenue ("PPNR") for the three months ended June 30, 2023 was $23.3 million, compared to $24.8 million for the three months ended June 30, 2022. PPNR for the six months ended June 30, 2023 was $46.4 million, compared to PPNR of $47.0 million for the six months ended June 30, 2022. PPNR for the three and six months ended June 30, 2022 included the aforementioned $8.5 million non-recurring gain on sale of Class B common stock of Visa, Inc., partially offset by a $4.9 million non-recurring, non-cash settlement charge of related to the termination and settlement of our defined benefit pension plan.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods indicated. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average assets	0.78%	0.96%	0.82%	1.01%
Return on average shareholders’ equity	12.12	14.93	13.03	14.67
Basic earnings per share	$0.54	$0.64	$1.14	$1.34
Diluted earnings per share	0.53	0.64	1.13	1.33

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

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$14,475	$17,594	$30,662	$37,032
Add:
Provision (credit) for credit losses	4,319	989	6,171	(2,206)
Income tax expense	4,472	6,184	9,531	12,222
PPNR	23,266	24,767	46,364	47,048

Efficiency Ratio

A key measure of operating efficiency tracked by management is the efficiency ratio, a non-GAAP financial measure, which is calculated by dividing total other operating expense by total pre-provision revenue (net interest income and total other operating income). Management believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of the company's core business results by investors. Our efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies.

The following table presents a calculation of our efficiency ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total other operating expense	$39,903	$45,349	$82,010	$83,554

Net interest income	$52,734	$52,978	$106,930	$103,913
Total other operating income	10,435	17,138	21,444	26,689
Total revenue before provision for credit losses	$63,169	$70,116	$128,374	$130,602

Efficiency ratio	63.17%	64.68%	63.88%	63.98%

Our efficiency ratio improved to 63.17% in the second quarter of 2023, compared to 64.68% in the year-ago quarter. For the six months ended June 30, 2023, our efficiency ratio improved slightly to 63.88%, compared to 63.98% in the year-ago period.

The lower efficiency ratio in the second quarter of 2023 was primarily due to the aforementioned lower other operating expense, partially offset by lower net interest income and other operating income in the second quarter of 2023 compared to the year-ago period.

The Company is continuing its strategic investments in digital banking and technology and it expects these investments, along with continued business development and relationship-focused banking, will improve profitability and shareholder returns over time.

Recent Industry Developments

Beginning in March 2023, the banking industry experienced significant volatility due to recent high-profile regional bank failures, which resulted in industry-wide concerns related to liquidity, deposit outflows, unrealized or unrecognized losses on investment securities and impacting consumer confidence in the banking industry. Despite these developments, we believe the Company’s balance sheet, asset quality and liquidity position remained solid. The Company has a long-tenured and diversified deposit portfolio, which was 65% FDIC insured or collateralized as of June 30, 2023. Additionally, the Company took a number of preemptive actions during the first half of 2023, which included pro-active outreach to clients and other liquidity contingency planning actions, such as maximizing funding sources and increasing liquidity monitoring in response to these recent developments. The Company's total deposits of $6.81 billion increased by $58.8 million during the three months ended June 30, 2023 and increased by $69.5 million during the six months ended June 30, 2023. The Company had $311.0 million in cash on its balance sheet and approximately $2.72 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities as of June 30, 2023. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 128%. Finally, the Company’s capital remained strong with the Company's leverage capital, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 ratios of 8.7%, 11.8%, 13.9%, and 10.9%, respectively, as of June 30, 2023, all exceeding "well capitalized" regulatory standards.

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

With restrictions lifted, Hawaii's visitor industry improved significantly in 2022 and continued to improve during the five months ended May 31, 2023 with visitor arrivals nearly at pre-pandemic levels. According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 4.1 million visitors arrived to the Hawaiian Islands in the five months ended May 31, 2023, mainly from the U.S. West and U.S. East. This was a 13.6% increase from the 3.6 million visitors from the same period last year, and represents a recovery of approximately 97% from the same period in the pre-pandemic and record year in 2019. Japanese visitor arrivals continue to increase modestly, however are only at around 28% of pre-pandemic levels.

Total spending for visitors arriving in the five months ended May 31, 2023 was $8.78 billion, up 18.8% from $7.39 billion in the same period last year, and up by 21.5% from $7.23 billion in the five months ended May 31, 2019.

According to a May 2023 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to increase by approximately 6.4% to 9.8 million in 2023. Visitor spending is expected to increase approximately 2.1% to $19.66 billion in 2023 which would exceed last year's record year for visitor spending of $19.25 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 3.0% in the month of June 2023, compared to 4.3% in the month of June 2022 and the national seasonally adjusted unemployment rate of 3.6%. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to be approximately 3.9% in 2023.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity and prices, it remains healthy and resilient, with continued strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums in the six months ended June 30, 2023 were down 34.6% and 35.8%, respectively, from the same prior year period. The Oahu single-family home median price in the six months ended June 30, 2023 fell 5.5% to $1.05 million from $1.11 million in the same prior year period. The Oahu condominium median price in the six months ended June 30, 2023 fell 2.9% to $500,000 from $515,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 3.0% and real gross state product to grow by 2.6% for 2023.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with leading fintech companies. The BaaS initiative is being developed based on the successful product development and launch strategies used in the Company's new Shaka digital product. Shaka, Hawaii’s first all-digital checking account, was launched in November 2021 with a VIP waitlist campaign and a large social media influencer campaign. The Company is also in the process of developing additional complementary Shaka product and service offerings, and continues to evaluate BaaS opportunities. Due to the current operating environment, the BaaS initiative is not expected to have a material impact on the Company's financial statements in 2023.

In the first quarter of 2022, the Company continued its BaaS initiatives with a $2.0 million minority equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. During the fourth quarter of 2022, Swell launched a consumer banking application that combined checking, credit and more into one integrated account, and Central Pacific Bank serving as the bank sponsor. As a result of a variety of adverse factors affecting Swell’s business and its strategy, the portfolio of Swell Cash and Credit accounts, which were immaterial, were closed in June 2023 and CPB is no longer serving as the bank sponsor of Swell. As discussed in Note 6 - Investments in Unconsolidated Entities in the accompanying notes to the consolidated financial statements in this report, the Company anticipates that it will enter into a transaction with Swell in the third quarter of 2023 whereby Swell will repurchase the Company’s entire preferred and common stock equity investment in exchange for cash (not to exceed $0.5 million), certain intellectual property rights and a platform usage fee related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The Company cannot provide any assurance that the transaction with Swell will be completed on the foregoing terms or at all.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable equivalent basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022. A comparison of net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2023 and 2022 is presented below.

(dollars in thousands)	Three Months Ended June 30,
	2023			2022			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$69,189	5.08%	$877	$106,083	0.72%	$191	$(36,894)	4.36%	$686
Investment securities, excluding ACL:
Taxable (1)	1,379,319	2.07	7,145	1,487,129	1.89	7,034	(107,810)	0.18	111
Tax-exempt (1)	151,979	2.42	920	159,087	2.57	1,023	(7,108)	(0.15)	(103)
Total investment securities	1,531,298	2.11	8,065	1,646,216	1.96	8,057	(114,918)	0.15	8
Loans, including loans held for sale (2)	5,543,398	4.37	60,455	5,221,300	3.60	46,963	322,098	0.77	13,492
Federal Home Loan Bank stock	11,721	4.10	120	8,957	3.02	68	2,764	1.08	52
Total interest earning assets	7,155,606	3.89	69,517	6,982,556	3.17	55,279	173,050	0.72	14,238
Noninterest-earning assets	308,023			327,383			(19,360)
Total assets	$7,463,629			$7,309,939			$153,690

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,367,878	0.12%	$411	$1,435,088	0.04%	$144	$(67,210)	0.08%	$267
Savings and money market deposits	2,172,680	0.86	4,670	2,204,934	0.06	317	(32,254)	0.80	4,353
Time deposits up to $250,000	390,961	2.98	2,907	217,605	0.27	148	173,356	2.71	2,759
Time deposits over $250,000	790,864	3.06	6,025	478,483	0.29	342	312,381	2.77	5,683
Total interest-bearing deposits	4,722,383	1.19	14,013	4,336,110	0.09	951	386,273	1.10	13,062
Federal Home Loan Bank advances and other short-term borrowings	29,791	5.09	378	363	1.84	2	29,428	3.25	376
Long-term debt	155,946	5.65	2,199	105,699	4.30	1,133	50,247	1.35	1,066
Total interest-bearing liabilities	4,908,120	1.36	16,590	4,442,172	0.19	2,086	465,948	1.17	14,504
Noninterest-bearing deposits	1,952,267			2,290,352			(338,085)
Other liabilities	125,531			105,979			19,552
Total liabilities	6,985,918			6,838,503			147,415
Shareholders’ equity	477,711			471,420			6,291
Non-controlling interest	—			16			(16)
Total equity	477,711			471,436			6,275
Total liabilities and equity	$7,463,629			$7,309,939			$153,690

Net interest income			$52,927			$53,193			$(266)

Interest rate spread		2.53%			2.98%			(0.45)%

Net interest margin		2.96%			3.05%			(0.09)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $52.9 million for the second quarter of 2023, representing a decrease of $0.3 million, or 0.5% from $53.2 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to an increase in interest expense of $14.5 million, which was attributable to increases in average balances and average rates paid on interest-bearing deposits and borrowings. The increase in average rates paid on interest-bearing deposits reflects the continued shift in the deposit portfolio composition from demand to higher cost savings and money market and time deposits. These increases outpaced the increases in average loans and average yields earned on loans resulting in an increase in interest income and fees on loans of approximately $13.5 million.

Net interest income for the second quarter of 2023 included $17 thousand in PPP net interest income and net loan fees, which are accreted into income over the term of the loans and accelerated when the loans are forgiven or paid-off, compared to

$0.9 million in the year-ago quarter. During the second quarter of 2023, the Company received $0.3 million in PPP loan forgiveness and repayments, compared to $24.9 million in the year-ago quarter. During the second quarters of 2023 and 2022, the Company had average PPP loan balances of $1.7 million and $33.0 million, respectively, which earned average annualized yields of approximately 3.93% and 10.81%, respectively. As of June 30, 2023, the Company has net deferred PPP fees of $0.1 million remaining.

Interest Income

Taxable-equivalent interest income was $69.5 million for the second quarter of 2023, representing an increase of $14.2 million, or 25.8%, from $55.3 million in the year-ago quarter. The increase during the second quarter of 2023, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 77 bp, resulting in an increase in interest income of approximately $10.6 million, combined with an increase in average loan balances of $322.1 million, resulting in an increase in interest income of approximately $2.9 million. In addition, the average yield earned on investment securities increased by 15 bp, resulting in an increase in interest income of approximately $0.6 million. These increases were partially offset by a decrease in average investment securities balances of $114.9 million resulting in a decrease in interest income of approximately $0.6 million, and the aforementioned lower PPP net interest income and loan fees of $0.9 million compared to the year-ago quarter.

Interest Expense

Interest expense was $16.6 million for the second quarter of 2023, representing an increase of $14.5 million, or 695.3%, from $2.1 million in the year-ago quarter. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 1.19% increased by 110 bp from the year-ago quarter, resulting in an increase in interest expense of approximately $12.7 million. Increases in average balances and average rates paid on FHLB advances and other short-term borrowings of $29.4 million and 325 bp, respectively, resulting in an increase in interest expense of approximately $0.4 million from the year-ago quarter. Increases in average balances and average rates paid on long-term debt of $50.2 million and 135 bp, respectively, resulting in an increase in interest expense of approximately $1.1 million from the year-ago quarter.

Net Interest Margin

Our net interest margin of 2.96% for the second quarter of 2023 decreased by 9 bp from 3.05% in the year-ago quarter. As previously discussed, the decrease in net interest margin for the second quarter of 2023 compared to the year-ago quarter was primarily attributable to the increase in average rates paid on interest-bearing deposits and borrowings, which outpaced the increase in average yields earned on loans and investment securities.

As previously discussed, during the second quarter of 2023, the Company recognized lower net loan fees related to loans originated and forgiven under the PPP compared to the year-ago quarter. Excluding the PPP net interest income and net loan fees of $17 thousand and $0.9 million in the second quarter of 2023 and year-ago quarter, respectively, our net interest margin was 2.96% and 3.01% in the second quarter of 2023 and year-ago quarter, respectively.

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

In February 2023, the FRB increased rates by 25 bp to a target range of 4.50-4.75%. Despite stress hitting the banking industry following the recent regional bank failures, the FRB increased rates by 25 bp each in March and May 2023. At its June 2023 meeting, the FRB decided to leave interest rates unchanged at the target range of 5.00-5.25%.

Holding the target range steady at the June 2023 meeting allows the Federal Reserve officials time to assess additional information and its implications for monetary policy. Federal Reserve officials indicated that they anticipate two additional quarter percentage point increases by the end of 2023. The Company anticipates its average loan yield will continue to increase in the rising interest rate environment. Deposit and borrowing costs will also increase. The extent will depend on the competitive market environment and the Company's ability to retain and grow lower cost deposits. Such factors will influence the future direction of the net interest margin. In addition to the impacts from changes in monetary policy, other economic conditions may impact financial results in future periods. Inflationary concerns, labor shortages, changes to the political and regulatory environment, including geopolitical conflicts, supply chain disruptions and the possibility of future bank failures, could adversely impact the economy, which could negatively impact our financial results as well as our customers’ creditworthiness. In light of these potential issues, we continue to monitor our liquidity and capital positions.

(dollars in thousands)	Six Months Ended June 30,
	2023			2022			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$47,195	4.93%	$1,154	$131,829	0.40%	$263	$(84,634)	4.53%	$891
Investment securities, excluding ACL:
Taxable investment securities (1)	1,387,606	2.09	14,481	1,488,327	1.88	14,024	(100,721)	0.21	457
Tax-exempt investment securities (1)	152,520	2.52	1,920	161,208	2.55	2,056	(8,688)	(0.03)	(136)
Total investment securities	1,540,126	2.13	16,401	1,649,535	1.95	16,080	(109,409)	0.18	321
Loans, including loans held for sale (2)	5,534,741	4.32	118,724	5,168,076	3.58	91,912	366,665	0.74	26,812
Federal Home Loan Bank stock	12,049	4.26	256	8,479	3.00	127	3,570	1.26	129
Total interest earning assets	7,134,111	3.85	136,535	6,957,919	3.13	108,382	176,192	0.72	28,153
Noninterest-earning assets	319,642			367,124			(47,482)
Total assets	$7,453,753			$7,325,043			$128,710

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,391,386	0.11%	$774	$1,430,222	0.04%	$256	$(38,836)	0.07%	$518
Savings and money market deposits	2,177,783	0.75	8,056	2,208,659	0.06	646	(30,876)	0.69	7,410
Time deposits up to $250,000	366,316	2.63	4,776	220,617	0.28	303	145,699	2.35	4,473
Time deposits over $250,000	740,428	2.84	10,420	470,330	0.28	656	270,098	2.56	9,764
Total interest-bearing deposits	4,675,913	1.04	24,026	4,329,828	0.09	1,861	346,085	0.95	22,165
Federal Home Loan Bank advances and other short-term borrowings	47,031	4.88	1,139	182	1.84	2	46,849	3.04	1,137
Long-term debt	141,689	5.75	4,037	105,668	4.15	2,174	36,021	1.60	1,863
Total interest-bearing liabilities	4,864,633	1.21	29,202	4,435,678	0.18	4,037	428,955	1.03	25,165
Noninterest-bearing deposits	1,989,295			2,273,639			(284,344)
Other liabilities	129,152			110,868			18,284
Total liabilities	6,983,080			6,820,185			162,895
Shareholders’ equity	470,673			504,825			(34,152)
Non-controlling interest	—			32			(32)
Total equity	470,673			504,857			(34,184)
Total liabilities and equity	$7,453,753			$7,325,042			$128,711

Net interest income			$107,333			$104,345			$2,988

Interest rate spread		2.64%			2.95%			(0.31)%

Net interest margin		3.02%			3.01%			0.01%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $107.3 million for the six months ended June 30, 2023, representing an increase of 2.9% from $104.3 million in the six months ended June 30, 2022. The increase from the year-ago period was primarily due to an increase in average loan balances, combined with an increase in average yields earned on loans and investment securities. These increases were partially offset by a decrease in average investment securities balances and lower recognition of net interest income and loan fees related to loans originated and forgiven under the PPP, combined with higher deposit and borrowing costs.

Net interest income for the six months ended June 30, 2023 included $0.1 million in PPP net interest income and net loan fees, compared to $2.8 million in the year-ago period. During the six months ended June 30, 2023, the Company received $1.0 million in PPP loan forgiveness and repayments, compared to $73.8 million in the year-ago period. During the six months ended June 30, 2023 and 2022, the Company had average PPP loan balances of $2.0 million and $50.7 million, respectively, which earned annualized yields of approximately 5.89% and 11.25%, respectively. As of June 30, 2023, the Company has net deferred fees on PPP loans of $0.1 million remaining.

Interest Income

Taxable-equivalent interest income was $136.5 million for the six months ended June 30, 2023, representing an increase of $28.2 million, or 26.0%, from $108.4 million in the year-ago period. The increase was primarily attributable to an increase in average loan balances of $366.7 million, resulting in an increase in interest income of approximately $6.5 million. In addition, the average yield earned on investment securities increased by 18 bp, resulting in an increase in interest income of approximately $1.4 million. These increases were partially offset by a decrease in average investment securities balances of $109.4 million during the six months ended June 30, 2023, compared to the year-ago period, resulting in a decrease in interest income of approximately $1.1 million, combined with the aforementioned decline in PPP net interest income and loan fees of $2.8 million from the year-ago period.

Interest Expense

Interest expense was $29.2 million for the six months ended June 30, 2023, which increased by $25.2 million, or 623.4%, from $4.0 million in the year-ago period. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 1.04% increased by 95 bp from the year-ago period, resulting in an increase in interest expense of approximately $21.6 million. Increases in average balances and average rates paid on FHLB advances and other short-term borrowings of $46.8 million and 304 bp, respectively, resulting in an increase interest expense of approximately $1.1 million from the year-ago period. Increases in average balances and average rates paid on long-term debt of $36.0 million and 160 bp, respectively, resulting in an increase in interest expense of approximately $1.9 million from the year-ago period.

Net Interest Margin

Our net interest margin of 3.02% for the six months ended June 30, 2023 increased by 1 bp from 3.01% in the year-ago period. As previously discussed, the increase in net interest margin for the six months ended June 30, 2023 compared to the year-ago period was primarily attributable to the aforementioned increase in average yields earned on investment securities and loans, which outpaced the increase in average rates paid on interest-bearing deposits and borrowings.

Excluding the PPP net interest income and net loan fees of $0.1 million and $2.8 million in the six months ended June 30, 2023 and 2022, respectively, our net interest margin was 3.02% and 2.95% in the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30, 2023 Compared To June 30, 2022			Six Months Ended June 30, 2023 Compared To June 30, 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$(66)	$752	$686	$(170)	$1,061	$891
Investment securities, excluding ACL:
Taxable investment securities (1)	(509)	620	111	(968)	1,425	457
Tax-exempt investment securities (1)	(46)	(57)	(103)	(113)	(23)	(136)
Total investment securities	(555)	563	8	(1,081)	1,402	321
Loans, including loans held for sale (2)	2,882	10,610	13,492	6,507	20,305	26,812
Federal Home Loan Bank stock	21	31	52	54	75	129
Total interest earning assets	2,282	11,956	14,238	5,310	22,843	28,153

Interest-bearing liabilities:
Interest-bearing demand deposits	(7)	274	267	(7)	525	518
Savings and money market deposits	(5)	4,358	4,353	(9)	7,419	7,410
Time deposits up to $250,000	117	2,642	2,759	202	4,271	4,473
Time deposits over $250,000	225	5,458	5,683	375	9,389	9,764
Total interest-bearing deposits	330	12,732	13,062	561	21,604	22,165
Federal Home Loan Bank advances and other short-term borrowings	135	241	376	428	709	1,137
Long-term debt	540	526	1,066	740	1,123	1,863
Total interest-bearing liabilities	1,005	13,499	14,504	1,729	23,436	25,165

Net interest income	$1,277	$(1,543)	$(266)	$3,581	$(593)	$2,988

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

During the second quarter of 2023, we recorded a provision for credit losses of $4.3 million, which consisted of a provision for credit losses on loans of $4.1 million and a provision for credit losses on off-balance sheet credit exposures of $0.2 million.

During the six months ended June 30, 2023, we recorded a debit to the provision for credit losses of $6.2 million, which consisted of a debit to the provision for credit losses on loans of $5.8 million and a debit to the provision for credit losses on off-balance sheet credit exposures of $0.4 million.

During the second quarter of 2022, we recorded a debit to the provision for credit losses of $1.0 million, which consisted of a debit to the provision for credit losses on loans of $1.5 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.5 million.

During the six months ended June 30, 2022, we recorded a credit to the provision for credit losses of $2.2 million, which consisted of a credit to the provision for credit losses on loans of $1.5 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.7 million.

The increase in the provision for credit losses on loans during the three and six months ended June 30, 2023, compared to the same year-ago periods, is primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment. Overall loss levels for the U.S. Mainland unsecured consumer loan portfolio remain within our original expectations.

We did not record a provision for credit losses on investment securities during the three and six months ended June 30, 2023 and 2022.

We recorded net charge-offs of $3.4 million during the second quarter of 2023, compared to net charge-offs of $1.0 million in the year-ago quarter.

We recorded net charge-offs of $5.6 million during the six months ended June 30, 2023, compared to net charge-offs of $1.4 million in the year-ago period.

Other Operating Income

The following tables present components of other operating income for the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating income:
Mortgage banking income	$690	$1,140	$(450)	-39.5%
Service charges on deposit accounts	2,137	2,026	111	5.5
Other service charges and fees	4,994	4,610	384	8.3
Income from fiduciary activities	1,068	1,188	(120)	-10.1
Net gain on sales of investment securities	—	8,506	(8,506)	-100.0
Income from bank-owned life insurance	1,185	(1,028)	2,213	-215.3
Other:
Equity in earnings of unconsolidated entities	(53)	23	(76)	-330.4
Income recovered on nonaccrual loans previously charged-off	49	107	(58)	-54.2
Other recoveries	24	32	(8)	-25.0
Unrealized gains (losses) on loans-held-for-sale	(4)	62	(66)	-106.5
Commissions on sale of checks	80	76	4	5.3
Other	265	396	(131)	-33.1
Total other operating income	$10,435	$17,138	$(6,703)	-39.1

Not meaningful ("N.M.")

For the second quarter of 2023, total other operating income was $10.4 million, which decreased by $6.7 million, or 39.1%, from $17.1 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to a non-recurring $8.5 million gain on sale of Class B common stock of Visa, Inc. ("Visa") recorded in the year-ago quarter, partially offset by higher income from bank-owned life insurance ("BOLI") of $2.2 million. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating income:
Mortgage banking income	$1,216	$2,312	$(1,096)	-47.4%
Service charges on deposit accounts	4,248	3,887	361	9.3
Other service charges and fees	9,979	9,098	881	9.7
Income from fiduciary activities	2,389	2,342	47	2.0
Net gain on sales of investment securities	—	8,506	(8,506)	-100.0
Income from bank-owned life insurance	2,476	(489)	2,965	-606.3
Other:
Equity in earnings of unconsolidated entities	(25)	116	(141)	-121.6
Income recovered on nonaccrual loans previously charged-off	337	145	192	132.4
Other recoveries	122	57	65	114.0
Unrealized gains (losses) on loans-held-for-sale	(1)	(1)	—	—
Commissions on sale of checks	160	153	7	4.6
Other	543	563	(20)	-3.6
Total other operating income	$21,444	$26,689	$(5,245)	-19.7

Not meaningful ("N.M.")

For the six months ended June 30, 2023, total other operating income was $21.4 million, which decreased by $5.2 million, or 19.7%, from $26.7 million in the year-ago period. The decrease from the year-ago period was primarily due to higher net gain on sales of investment securities of $8.5 million, primarily attributable to the aforementioned sale of Visa Class B common stock in the second quarter of 2022. In addition, the Company recorded lower mortgage banking income of $1.1 million. These decreases were partially offset by higher income from BOLI of $3.0 million during the six months ended June 30, 2023.

The lower mortgage banking income during the three and six months ended June 30, 2023 was primarily attributable to lower origination activity due to the rising interest rate environment. The higher income from BOLI during the three and six months ended June 30, 2023 was primarily attributable to significant market volatility.

Other Operating Expense

The following tables present components of other operating expense for the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,848	$22,369	$(1,521)	-6.8%
Net occupancy	4,310	4,448	(138)	-3.1
Equipment	932	1,075	(143)	-13.3
Communication	791	744	47	6.3
Legal and professional services	2,469	2,916	(447)	-15.3
Computer software	4,621	3,624	997	27.5
Advertising	942	1,150	(208)	-18.1
Other:
Pension plan and SERP expense	95	5,113	(5,018)	-98.1
Foreclosed asset expense	—	1	(1)	-100.0
Charitable contributions	93	108	(15)	-13.9
FDIC insurance assessment	1,021	576	445	77.3
Miscellaneous loan expenses	310	400	(90)	-22.5
ATM and debit card expenses	859	837	22	2.6
Armored car expenses	361	254	107	42.1
Entertainment and promotions	329	431	(102)	-23.7
Stationery and supplies	144	46	98	213.0
Directors’ fees and expenses	315	252	63	25.0
Directors' deferred compensation plan (credit) expense	(172)	(920)	748	-81.3
Branch consolidation costs	—	208	(208)	-100.0
Loss on disposal of fixed assets	—	1	(1)	-100.0
Other	1,635	1,716	(81)	-4.7
Total other operating expense	$39,903	$45,349	$(5,446)	-12.0

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the second quarter of 2023, total other operating expense was $39.9 million, which decreased by $5.4 million, or 12.0%, from $45.3 million in the year-ago quarter. The decrease was primarily due to a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022. In addition, the Company recorded lower salaries and employee benefits of $1.5 million compared to the year-ago period.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$42,871	$43,311	$(440)	-1.0%
Net occupancy	8,784	8,222	562	6.8
Equipment	1,878	2,157	(279)	-12.9
Communication	1,569	1,550	19	1.2
Legal and professional services	5,355	5,542	(187)	-3.4
Computer software	9,227	6,706	2,521	37.6
Advertising	1,875	2,300	(425)	-18.5
Other:
Pension plan and SERP expense	190	5,313	(5,123)	-96.4
Foreclosed asset expense	—	1	(1)	-100.0
Charitable contributions	291	203	88	43.3
FDIC insurance assessment	2,107	1,207	900	74.6
Miscellaneous loan expenses	592	789	(197)	-25.0
ATM and debit card expenses	1,646	1,500	146	9.7
Armored car expenses	709	505	204	40.4
Entertainment and promotions	871	758	113	14.9
Stationery and supplies	437	396	41	10.4
Directors’ fees and expenses	670	515	155	30.1
Directors' deferred compensation plan (credit) expense	(392)	(1,000)	608	-60.8
Branch consolidation costs	—	208	(208)	-100.0
Loss on disposal of fixed assets	2	2	—	—
Other	3,328	3,369	(41)	-1.2
Total other operating expense	$82,010	$83,554	$(1,544)	-1.8

Not meaningful ("N.M.")

For the six months ended June 30, 2023, total other operating expense was $82.0 million and decreased by $1.5 million, or 1.8%, from $83.6 million in the year-ago period. The decrease was primarily due to the aforementioned non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022, partially offset by higher computer software expense of $2.5 million.

Income Taxes

The Company recorded income tax expense of $4.5 million for the second quarter of 2023, compared to $6.2 million in the same year-ago period. The effective tax rate for the second quarter of 2023 was 23.60%, compared to 26.01% in the same year-ago period.

The Company recorded income tax expense of $9.5 million for the six months ended June 30, 2023, compared to $12.2 million in the same year-ago period. The effective tax rate for the six months ended June 30, 2023 was 23.71%, compared to 24.81% in the same year-ago period. The decrease in the effective tax rate for the three and six months ended June 30, 2023 was primarily attributable to higher tax-exempt BOLI income compared to the same year-ago periods, combined with lower pre-tax income compared to the same year-ago periods.

The valuation allowance on our net DTA at June 30, 2023 and December 31, 2022 totaled $3.4 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Net of the valuation allowance, the Company's net DTA totaled $37.3 million at June 30, 2023, compared to a net DTA of $48.5 million as of December 31, 2022, and is included in other assets on our consolidated balance sheets. The decrease in the net DTA was primarily due to projected utilization of net operating loss carryforwards, which arose in 2022 due to unrealized losses on investment securities.

Financial Condition

Total assets were $7.57 billion at June 30, 2023 and increased by $134.8 million, or 1.8%, from $7.43 billion at December 31, 2022.

Investment Securities

Investment securities totaled $1.31 billion at June 30, 2023, which decreased by $22.7 million, or 1.7%, from $1.34 billion at December 31, 2022. The decrease in the investment securities portfolio reflects principal runoff of $48.3 million, partially offset by a market valuation improvement on the AFS portfolio of $10.7 million and purchases of investment securities of $14.9 million.

In 2022, the market valuation on the AFS portfolio declined significantly. The decline in the market valuation was primarily driven by the rising interest rate environment. The market valuation slightly recovered during the first half of 2023. To mitigate the potential future impact to capital through AOCI, in March 2022, the Company transferred 41 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $361.8 million and a fair market value of $329.5 million. On the date of transfer, these securities had a total net unrealized loss of $32.3 million. In May 2022, the Company transferred an additional 40 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $400.9 million and a fair market value of $343.7 million. On the date of transfer, these securities had a total net unrealized loss of $57.2 million. There was no impact to net income as a result of the reclassifications.

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

Loans

The following table presents information regarding our outstanding loans by category and geographic location as of the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Hawaii:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$1,565	$2,555	$(990)	(38.7)%
Other	373,036	383,665	(10,629)	(2.8)
Real estate:
Construction	168,012	150,208	17,804	11.9
Residential mortgage	1,942,906	1,940,999	1,907	0.1
Home equity	750,760	739,380	11,380	1.5
Commercial mortgage	1,037,826	1,029,708	8,118	0.8
Consumer	327,790	346,789	(18,999)	(5.5)
Total loans	4,601,895	4,593,304	8,591	0.2
Allowance for credit losses ("ACL")	(44,828)	(45,169)	341	(0.8)
Loans, net of ACL	$4,557,067	$4,548,135	$8,932	0.2

U.S. Mainland:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$—	$—	$—	—%
Other	170,557	160,282	10,275	6.4
Real estate:
Construction	32,807	16,515	16,292	98.6
Commercial mortgage	329,736	333,367	(3,631)	(1.1)
Consumer	385,688	451,998	(66,310)	(14.7)
Total loans	918,788	962,162	(43,374)	(4.5)
ACL	(19,021)	(18,569)	(452)	2.4
Loans, net of ACL	$899,767	$943,593	$(43,826)	(4.6)

Total:
Commercial, financial and agricultural:
SBA Paycheck Protection Program	$1,565	$2,555	$(990)	(38.7)%
Other	543,593	543,947	(354)	(0.1)
Real estate:
Construction	200,819	166,723	34,096	20.5
Residential mortgage	1,942,906	1,940,999	1,907	0.1
Home equity	750,760	739,380	11,380	1.5
Commercial mortgage	1,367,562	1,363,075	4,487	0.3
Consumer	713,478	798,787	(85,309)	(10.7)
Total loans	5,520,683	5,555,466	(34,783)	(0.6)
ACL	(63,849)	(63,738)	(111)	0.2
Loans, net of ACL	$5,456,834	$5,491,728	$(34,894)	(0.6)

Loans, net of deferred costs, totaled $5.52 billion at June 30, 2023, which decreased by $34.8 million, or 0.63%, from $5.56 billion at December 31, 2022. The decrease reflects net decreases in consumer of $85.3 million, SBA Paycheck Protection Program loans of $1.0 million and other commercial loans of $0.4 million. These decreases were offset by net increases in following loan portfolios: construction of $34.1 million, home equity of $11.4 million, commercial mortgage of $4.5 million and residential mortgage loans of $1.9 million.

The Hawaii loan portfolio increased by $8.6 million, or 0.2%, from December 31, 2022. The increase reflects net increases in the following loan portfolios: construction of $17.8 million, home equity of $11.4 million, commercial mortgage of $8.1 million and residential mortgage of $1.9 million. These increases were partially offset by net decreases in the following portfolios:

consumer of $19.0 million, other commercial, financial and agricultural loans of $10.6 million and SBA Paycheck Protection Program loans of $1.0 million.

The U.S. Mainland loan portfolio decreased by $43.4 million, or 4.5% from December 31, 2022. The decrease was primarily attributable to net decreases in consumer loans of $66.3 million, and commercial mortgage loans of $3.6 million, partially offset by a net increase in construction loans of $16.3 million and other commercial, financial and agricultural loans of $10.3 million. As a prudent measure, we continued to let the U.S. Mainland unsecured consumer loan portfolio run off until the national economic outlook improves. Refer to Note 4 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table presents nonperforming assets, accruing loans delinquent for 90 days or more and restructured loans still accruing interest as of the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial, financial and agricultural - Other	$319	$297	$22	7.4%
Real estate:
Construction	4,851	—	4,851	—
Residential mortgage	4,385	3,808	577	15.2
Home equity	797	570	227	39.8
Commercial mortgage	77	—	77	—
Consumer	632	576	56	9.7
Total nonaccrual loans	11,061	5,251	5,810	110.6

Other real estate owned ("OREO"):
Real estate:
Residential mortgage	—	—	—	—
Total OREO	—	—	—	—
Total nonperforming assets	11,061	5,251	5,810	110.6

Accruing Loans Delinquent for 90 Days or More
Commercial, financial and agricultural:
SBA PPP	—	13	(13)	(100.0)
Other	—	26	(26)	(100.0)
Real estate:
Residential mortgage	959	559	400	71.6
Home equity	133	—	133	—
Consumer	2,207	1,240	967	78.0
Total accruing loans delinquent for 90 days or more	3,299	1,838	1,461	79.5

Restructured Loans Still Accruing Interest
Real estate:
Residential mortgage	1,339	1,845	(506)	(27.4)
Commercial mortgage	805	886	(81)	(9.1)
Consumer	47	62	(15)	(24.2)
Total restructured loans still accruing interest	2,191	2,793	(602)	(21.6)
Total NPAs, accruing loans delinquent for 90 days or more and restructured loans still accruing interest	$16,551	$9,882	$6,669	67.5

Nonaccrual loans as a percentage of total loans	0.20%	0.09%		0.11%
NPAs as a percentage of total loans and OREO	0.20%	0.09%		0.11%
NPAs and accruing loans delinquent for 90 days or more as a percentage of total loans and OREO	0.26%	0.13%		0.13%
NPAs, accruing loans delinquent for 90 days or more, and restructured loans still accruing interest as a percentage of total loans and OREO	0.30%	0.18%		0.12%
Classified assets and OREO as a percentage of tier 1 capital and ACL	6.67%	6.25%		0.42%

The following table presents year-to-date activity in nonperforming assets as of the date indicated:

(dollars in thousands)
Balance at December 31, 2022	$5,251
Additions	8,714
Reductions:
Payments	(795)
Return to accrual status	(226)
Net charge-offs, valuation and other adjustments	(1,883)
Total reductions	(2,904)
Net increase	5,810
Balance at June 30, 2023	$11,061

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $11.1 million at June 30, 2023, compared to $5.3 million at December 31, 2022. There were no nonperforming loans classified as held for sale at June 30, 2023 and December 31, 2022. The increase in nonperforming assets from December 31, 2022 was primarily attributable to additions to nonaccrual loans totaling $8.7 million, partially offset by $0.8 million in repayments of nonaccrual loans, $0.2 million in loans returned to accrual status and $1.9 million in net charge-offs, valuation and other adjustments.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at June 30, 2023 consisted of five Hawaii loans with a combined principal balance of $1.0 million. There were $2.3 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at June 30, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at June 30, 2023 declined by $2.8 million from December 31, 2022 to $74.3 million, or 1.3% of the total loan portfolio. Special mention loans declined by $6.9 million to $26.0 million, or 0.5% of the total loan portfolio. Classified loans increased by $4.1 million to $48.3 million, or 0.9% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 6.67% at June 30, 2023, which increased from 6.25% at December 31, 2022.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL as of the dates and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for Credit Losses:
Balance at beginning of period	$63,099	$64,754	$63,738	$68,097

Provision (credit) for credit losses on loans	4,135	1,456	5,750	(1,475)

Charge-offs:
Commercial, financial and agricultural - Other	362	487	1,141	741
Real estate:
Consumer	3,873	1,390	6,559	2,606
Total charge-offs	4,235	1,877	7,700	3,347

Recoveries:
Commercial, financial and agricultural - Other	125	215	375	565
Real estate:
Construction	—	62	—	62
Residential mortgage	7	36	60	148
Home equity	15	—	15	—
Consumer	703	565	1,611	1,161
Total recoveries	850	878	2,061	1,936
Net charge-offs	3,385	999	5,639	1,411
Balance at end of period	$63,849	$65,211	$63,849	$65,211

Average loans, net of deferred fees and costs	$5,543,398	$5,221,300	$5,534,741	$5,168,076
Annualized net charge-offs as a percentage of average loans	0.24%	0.08%	0.20%	0.05%
ACL as a percentage of total loans	1.16%	1.23%	1.16%	1.23%
ACL as a percentage of nonaccrual loans	577%	1309%	577%	1309%

Our ACL totaled $63.8 million at June 30, 2023, compared to $63.7 million at December 31, 2022 and $65.2 million at June 30, 2022.

During the second quarter of 2023, we recorded a debit to the provision for credit losses on loans of $4.1 million and net charge-offs of $3.4 million. During the six months ended June 30, 2023, we recorded a debit to the provision for credit losses on loans of $5.8 million and net charge-offs of $5.6 million.

The increase in the provision for credit losses on loans during the three and six months ended June 30, 2023, compared to the same year-ago periods, is primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment. Overall loss levels for the U.S. Mainland unsecured consumer loan portfolio remain within our original expectations.

Our ACL as a percentage of total loans was 1.16% at June 30, 2023, compared to 1.15% at December 31, 2022 and 1.23% at June 30, 2022. Our ACL as a percentage of nonaccrual loans decreased to 577% at June 30, 2023 from 1214% at December 31, 2022 and 1309% at June 30, 2022.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). Our FHLB stock balance of $11.0 million at June 30, 2023 increased by $1.8 million, or 19.8%, from the FHLB stock balance of $9.1 million at December 31, 2022.  FHLB stock has an activity-based stock requirement, such that as borrowings increase, so will our holdings of FHLB stock. As a condition of membership in the FHLB, members are required to purchase and hold a minimum number of FHLB stock based on a percentage of total assets even if we have no borrowings outstanding.

Deposits

The following table presents the composition of our deposits by category for the periods indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand deposits	$2,009,387	$2,092,823	$(83,436)	(4.0)%
Interest-bearing demand deposits	1,359,978	1,453,167	(93,189)	(6.4)
Savings and money market deposits	2,184,652	2,199,028	(14,376)	(0.7)
Time deposits less than $100,000	221,366	181,547	39,819	21.9
Time deposits $100,000 to $250,000	206,498	148,601	57,897	39.0
Core deposits	5,981,881	6,075,166	(93,285)	(1.5)
Government time deposits	383,426	290,057	93,369	32.2
Other time deposits greater than $250,000	440,430	371,000	69,430	18.7
Total time deposits greater than $250,000	823,856	661,057	162,799	24.6
Total deposits	$6,805,737	$6,736,223	$69,514	1.0

Our total deposits of $6.81 billion at June 30, 2023 increased by $69.5 million, or 1.0%, from total deposits of $6.74 billion at December 31, 2022. Net increases in government time deposits of $93.4 million, other time deposits greater than $250,000 of $69.4 million, time deposits $100,000 to $250,000 of $57.9 million, and time deposits less than $100,000 of $39.8 million, were offset by net decreases in interest-bearing demand deposits of $93.2 million, noninterest-bearing demand deposits of $83.4 million, and savings and money market deposits of $14.4 million. The shift in the composition of the deposit portfolio was due to the rising interest rate environment.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.98 billion at June 30, 2023 and decreased by $93.3 million, from $6.08 billion at December 31, 2022. Core deposits as a percentage of total deposits was 87.9% at June 30, 2023, compared to 90.2% at December 31, 2022. Our average cost of total deposits was 72 bp during the six months ended June 30, 2023, compared to 6 bp during the year-ago period.

The Company's deposit portfolio is diversified and long-tenured. The Company's business model is based on long-term customer relationships. Approximately 50% of the Company's customers have been banking with us for more than 10 years. At June 30, 2023 and December 31, 2022, approximately 65% and 65%, respectively, of the Company's total deposits were FDIC-insured or fully collateralized.

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

Common and Preferred Equity

Our total shareholders' equity was $476.3 million at June 30, 2023, compared to $452.9 million at December 31, 2022. The change in total shareholders' equity was primarily attributable to net income of $30.7 million and other comprehensive income of $8.7 million, partially offset by cash dividends declared of $14.1 million and the repurchase of $2.6 million in shares of our common stock under our stock repurchase programs in the six months ended June 30, 2023.

Our total shareholders' equity to total assets ratio was 6.29% at June 30, 2023, compared to 6.09% at December 31, 2022. Our book value per share was $17.61 and $16.76 at June 30, 2023 and December 31, 2022, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. On a stand-alone basis, CPF had an available cash balance of $18.8 million as of June 30, 2023 in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of June 30, 2023, the Bank had Statutory Retained Earnings of $155.9 million. Provisions of federal law also impact the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to our shareholders and repurchase our common stock. On July 25, 2023, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which remained unchanged from $0.26 per share a year-ago.

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

In mid-March 2023, the Company temporarily suspended share repurchases to preserve capital and liquidity. In May 2023, modest share repurchases resumed as the Company continues to evaluate market conditions.

During the six months ended June 30, 2023, the Company repurchased 125,510 shares of common stock, at an aggregate cost of $2.6 million under the Company's share repurchase programs (48,760 shares at an aggregate cost of $1.0 million under the 2022 Repurchase Plan and 76,750 shares at an aggregate cost of $1.5 million under the 2023 Repurchase Plan). As of June 30, 2023, $23.5 million remained available for repurchase under the Company's 2023 Repurchase Plan.

Trust Preferred Securities

As of June 30, 2023, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes had a carrying value of $54.4 million, net of unamortized debt issuance costs of $0.6 million, at June 30, 2023.

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

The following table presents the Company's and the Bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates indicated. The Company's and the Bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of June 30, 2023 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Company
At June 30, 2023:
Leverage capital	$660,042	8.7%	$303,209	4.0%	N/A	N/A
Tier 1 risk-based capital	660,042	11.8	337,005	6.0	N/A	N/A
Total risk-based capital	782,554	13.9	449,340	8.0	N/A	N/A
CET1 risk-based capital	610,042	10.9	252,753	4.5	N/A	N/A

At December 31, 2022:
Leverage capital	$642,302	8.5%	$301,053	4.0%	N/A	N/A
Tier 1 risk-based capital	642,302	11.3	340,151	6.0	N/A	N/A
Total risk-based capital	764,283	13.5	453,535	8.0	N/A	N/A
CET1 risk-based capital	592,302	10.5	255,113	4.5	N/A	N/A

Central Pacific Bank
At June 30, 2023:
Leverage capital	$688,368	9.1%	$302,654	4.0%	$378,317	5.0%
Tier 1 risk-based capital	688,368	12.3	336,167	6.0	448,223	8.0
Total risk-based capital	755,880	13.5	448,223	8.0	560,279	10.0
CET1 risk-based capital	688,368	12.3	252,126	4.5	364,181	6.5

At December 31, 2022:
Leverage capital	$675,331	9.0%	$300,584	4.0%	$375,730	5.0%
Tier 1 risk-based capital	675,331	11.9	339,422	6.0	452,563	8.0
Total risk-based capital	742,312	13.1	452,563	8.0	565,704	10.0
CET1 risk-based capital	675,331	11.9	254,567	4.5	367,708	6.5

[1] Under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a percentage of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. The CCB requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the CCB is now at its fully phased-in level of 2.5%.

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

The following reflects our net interest income sensitivity analysis as of June 30, 2023 and December 31, 2022. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bp or 200 bp in either a gradual or an instantaneous, parallel fashion.

	June 30, 2023		December 31, 2022
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+200 bp	2.84%	4.07%	1.73%	2.91%
+100 bp	1.41%	1.56%	0.73%	1.06%
-100 bp	(1.49)%	(2.88)%	(1.64)%	(3.18)%
-200 bp	(3.52)%	(7.28)%	(3.62)%	(7.76)%

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources such as the FHLB, secured repurchase agreements and the Federal Reserve discount window and Bank Term Funding Program ("BTFP"), available to meet our liquidity needs. While we historically have had access to these other funding sources, access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company's and Bank's financial position.

The Bank maintained a $2.06 billion line of credit with the FHLB as of June 30, 2023, compared to $2.23 billion at December 31, 2022. There were no short-term borrowings under this arrangement at June 30, 2023, compared to $5.0 million at December 31, 2022. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $36.0 million at June 30, 2023, and remained unchanged from $36.0 million at December 31, 2022. There were $50.0 million in long-term borrowings under this arrangement at June 30, 2023, compared to no borrowings at December 31, 2022. FHLB advances and standby letters of credit available at June 30, 2023 were secured by certain real estate loans with a carrying value of $3.20 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB. At June 30, 2023, $1.98 billion was undrawn under this arrangement, compared to $2.19 billion at December 31, 2022.

At June 30, 2023 and December 31, 2022, the Bank had additional unused borrowings available at the Federal Reserve of $169.3 million and $75.9 million, respectively. As of June 30, 2023 and December 31, 2022, certain commercial and commercial real estate loans with a carrying value totaling $138.2 million and $125.0 million, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a carrying value of $72.6 million as of June 30, 2023, were pledged to the Federal Reserve in support of the line of credit. No investment securities were pledged to the Federal Reserve in support of the line of credit as of December 31, 2022. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank is a member bank of the Pacific Coast Bankers' Bank ("PCBB") and had unused unsecured credit lines available at the PCBB of $50.0 million and $100.0 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Bank had additional unused unsecured credit lines available at Wells Fargo of $25.0 million and $25.0 million, respectively.

As of June 30, 2023, the Company had $311.0 million in cash on its balance sheet and approximately $2.72 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 128%.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at June 30, 2023 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Recent high-profile bank failures in the first half of 2023, and the resulting media coverage, has caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like the Company. Uncertainty and concern may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about these kinds of events or other similar risks, and may have in the past and may in the future lead to market-wide liquidity problems and concerns from the Company's own customer base. These bank failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry and could materially adversely impact the Company's liquidity and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in the banking industry.

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

During the three months ended June 30, 2023, the Company repurchased 23,750 shares of common stock, at an aggregate cost of $0.4 million under the Company's share repurchase plans.

As of June 30, 2023, $23.5 million remained available for repurchase under the Company's 2023 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2023	—	$—	—	$23,809,367
May 1-31, 2023	16,500	14.46	16,500	23,570,844
June 1-30, 2023	7,250	15.96	7,250	23,455,134
Total	23,750	$14.92	23,750	23,455,134

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On May 1, 2023, Ms. A. Catherine Ngo, a director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,000 shares of the Company’s common stock beginning August 1, 2023 until August 1, 2024.

On May 8, 2023, Mr. Paul Yonamine, a director of the Company, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on February 24, 2023 for the sale of up to 25,896 shares of the Company’s common stock until August 30, 2023.

Item 6. Exhibits

Exhibit No.	Document

10.1	2023 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2023). *

10.2	Form of Stock Option Agreement under the 2023 Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 1, 2023). *

10.3	Form of Key Employee Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 1, 2023). *

10.4	Form of Notice of Restricted Stock Unit Grant under the 2023 Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 1, 2023). *

10.5	Form of Key Employee Performance-Based Restricted Stock Unit Grant Agreement under the 2023 Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 1, 2023). *

10.6	Form of Notice of Performance-Based Restricted Stock Unit Award Grant Agreement under the 2023 Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on May 1, 2023). *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	July 26, 2023	/s/ Arnold D. Martines
Arnold D. Martines
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2023	/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)