Form 10-Q
period 2023-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2023-10-25
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 13, 2023 was 27,043,169 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and due from financial institutions	$108,818	$97,150
Interest-bearing deposits in other financial institutions	329,913	14,894
Investment securities:
Available-for-sale debt securities, at fair value	625,253	671,794
Held-to-maturity debt securities, at amortized cost; fair value of: $531,887 at September 30, 2023 and $596,780 at December 31, 2022	640,053	664,883
Total investment securities	1,265,306	1,336,677
Loans held for sale, at fair value	—	1,105
Loans	5,508,710	5,555,466
Less: allowance for credit losses	64,517	63,738
Loans, net of allowance for credit losses	5,444,193	5,491,728
Premises and equipment, net	97,378	91,634
Accrued interest receivable	21,529	20,345
Investment in unconsolidated entities	42,523	46,641
Mortgage servicing rights	8,797	9,074
Bank-owned life insurance	168,543	167,967
Federal Home Loan Bank of Des Moines ("FHLB") stock	10,995	9,146
Right-of-use lease assets	32,294	34,985
Other assets	107,635	111,417
Total assets	$7,637,924	$7,432,763
Liabilities
Deposits:
Noninterest-bearing demand	$1,969,523	$2,092,823
Interest-bearing demand	1,345,843	1,453,167
Savings and money market	2,209,550	2,199,028
Time	1,349,829	991,205
Total deposits	6,874,745	6,736,223
FHLB advances and other short-term borrowings	—	5,000
Long-term debt (net of debt issuance costs of $506 at September 30, 2023 and $688 at December 31, 2022)	156,041	105,859
Lease liabilities	33,186	35,889
Other liabilities	105,354	96,921
Total liabilities	7,169,326	6,979,892
Contingent liabilities and other commitments (see Notes 7, 15 and 16)
Equity
Shareholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,043,169 at September 30, 2023 and 27,025,070 at December 31, 2022	405,439	408,071
Additional paid-in capital	102,550	101,346
Retained earnings	110,156	87,438
Accumulated other comprehensive loss	(149,547)	(143,984)
Total shareholders' equity	468,598	452,871
Total liabilities and equity	$7,637,924	$7,432,763

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$62,162	$51,686	$180,886	$143,598
Interest and dividends on investment securities:
Taxable investment securities	7,016	6,933	21,497	20,937
Tax-exempt investment securities	709	805	2,226	2,428
Dividends	—	—	—	21
Interest on deposits in other financial institutions	2,412	107	3,566	370
Dividend income on FHLB stock	113	138	369	265
Total interest income	72,412	59,669	208,544	167,619
Interest expense:
Interest on deposits:
Demand	460	217	1,234	473
Savings and money market	6,464	1,054	14,520	1,700
Time	11,268	1,092	26,464	2,051
Interest on short-term borrowings	—	660	1,139	662
Interest on long-term debt	2,292	1,281	6,329	3,455
Total interest expense	20,484	4,304	49,686	8,341
Net interest income	51,928	55,365	158,858	159,278
Provision (credit) for credit losses	4,874	362	11,045	(1,844)
Net interest income after provision (credit) for credit losses	47,054	55,003	147,813	161,122
Other operating income:
Mortgage banking income	765	831	1,981	3,143
Service charges on deposit accounts	2,193	2,138	6,441	6,025
Other service charges and fees	5,203	4,955	15,182	14,053
Income from fiduciary activities	1,234	1,165	3,623	3,507
Net (losses) gains on sales of investment securities	(135)	—	(135)	8,506
Income from bank-owned life insurance	379	167	2,855	(322)
Other	408	373	1,544	1,406
Total other operating income	10,047	9,629	31,491	36,318
Other operating expense:
Salaries and employee benefits	19,015	22,778	61,886	66,089
Net occupancy	4,725	4,743	13,509	12,965
Equipment	1,112	1,085	2,990	3,242
Communication	809	712	2,378	2,262
Legal and professional services	2,359	2,573	7,714	8,115
Computer software	4,473	4,138	13,700	10,844
Advertising	968	1,150	2,843	3,450
Other	6,150	4,819	16,601	18,585
Total other operating expense	39,611	41,998	121,621	125,552
Income before income taxes	17,490	22,634	57,683	71,888
Income tax expense	4,349	5,919	13,880	18,141
Net income	$13,141	$16,715	$43,803	$53,747
Per common share data:
Basic earnings per share	$0.49	$0.61	$1.62	$1.96
Diluted earnings per share	$0.49	$0.61	$1.62	$1.94
Basic weighted average shares outstanding	27,042,762	27,356,614	27,022,141	27,487,237
Diluted weighted average shares outstanding	27,079,484	27,501,212	27,081,541	27,666,197

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$13,141	$16,715	$43,803	$53,747
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	(18,061)	(27,732)	(12,880)	(152,332)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,488	1,699	4,164	3,147
Net change in fair value of derivatives	2,313	3,194	3,190	5,304
Defined benefit retirement plan and SERPs	(12)	18	(37)	2,588
Total other comprehensive income (loss), net of tax	(14,272)	(22,821)	(5,563)	(141,293)
Comprehensive income (loss)	$(1,131)	$(6,106)	$38,240	$(87,546)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Gain (Loss)	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$452,871
Net income	—	—	—	—	16,187	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	470,926
Net income	—	—	—	—	14,475	—	14,475
Other comprehensive loss	—	—	—	—	—	(2,547)	(2,547)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,029)	—	(7,029)
Common stock repurchased and retired and other related costs	(23,750)	—	(355)	—	—	—	(355)
Share-based compensation	63,997	—	—	809	—	—	809
Balance at June 30, 2023	27,045,792	—	405,511	101,997	104,046	(135,275)	476,279
Net income	—	—	—	—	13,141	—	13,141
Other comprehensive loss	—	—	—	—	—	(14,272)	(14,272)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,031)	—	(7,031)
Common stock repurchased and retired and other related costs	(4,500)	—	(72)	—	—	—	(72)
Share-based compensation	1,877	—	—	553	—	—	553
Balance at September 30, 2023	27,043,169	$—	$405,439	$102,550	$110,156	$(149,547)	$468,598

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Non- Controlling Interest	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	19,438	—	—	19,438
Other comprehensive loss	—	—	—	—	—	(79,387)	—	(79,387)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,201)	—	—	(7,201)
Common stock sold by directors' deferred compensation plan (40,670 shares, net)	—	—	1,114	—	—	—	—	1,114
Common stock repurchased and retired and other related costs	(234,981)	—	(6,731)	—	—	—	—	(6,731)
Share-based compensation	105,839	—	679	197	—	—	—	876
Non-controlling interest	—	—	—	—	—	—	2	2
Balance at March 31, 2022	27,584,929	—	421,153	98,270	54,252	(87,347)	50	486,378
Net income	—	—	—	—	17,594	—	—	17,594
Other comprehensive loss	—	—	—	—	—	(39,085)	—	(39,085)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,153)	—	—	(7,153)
Common stock purchased by directors' deferred compensation plan ((38,000) shares, net)	—	—	927	—	—	—	—	927
Common stock repurchased and retired and other related costs	(174,429)	—	(4,218)	—	—	—	—	(4,218)
Share-based compensation	53,062	—	—	707	—	—	—	707
Non-controlling interest	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2022	27,463,562	—	417,862	98,977	64,693	(126,432)	—	455,100
Net income	—	—	—	—	16,715	—	—	16,715
Other comprehensive loss	—	—	—	—	—	(22,821)	—	(22,821)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,107)	—	—	(7,107)
Common stock repurchased and retired and other related costs	(218,000)	—	(4,868)	—	—	—	—	(4,868)
Share-based compensation	17,317	—	—	1,449	—	—	—	1,449
Balance at September 30, 2022	27,262,879	$—	$412,994	$100,426	$74,301	$(149,253)	$—	$438,468

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$43,803	$53,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	11,045	(1,844)
Depreciation and amortization of premises and equipment	5,204	4,876
Loss on disposal of premises and equipment	9	139
Cash flows from operating leases	(3,950)	(4,485)
Amortization of mortgage servicing rights	538	1,115
Net amortization and accretion of premium/discounts on investment securities	2,385	3,522
Share-based compensation	1,204	2,353
Net loss (gain) on sales of investment securities	135	(8,506)
Net gain on sales of residential mortgage loans	(565)	(1,626)
Proceeds from sales of loans held for sale	30,143	73,763
Originations of loans held for sale	(28,473)	(70,307)
Equity in losses (earnings) of unconsolidated entities	12	(171)
Distributions from unconsolidated entities	44	180
Net (increase) decrease in cash surrender value of bank-owned life insurance	(3,203)	823
Deferred income tax benefit (expense)	8,955	(36,447)
Net tax (benefit) expense from share-based compensation	(20)	196
Net change in other assets and liabilities	16,234	64,673
Net cash provided by operating activities	83,500	82,001
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	44,812	150,319
Purchases of investment securities available-for-sale	(19,057)	(89,063)
Proceeds from sale of investment securities	1,405	8,506
Proceeds from maturities of and calls on held-to-maturity investment securities	29,823	23,712
Purchases of held-to-maturity investment securities	—	(9,934)
Loan repayments (originations), net	46,520	(70,246)
Purchases of loan portfolios	(19,659)	(252,188)
Proceeds from sales of loans originated for investment	9,629	—
Purchases of bank-owned life insurance	—	(1,300)
Proceeds from bank-owned life insurance death benefits	2,627	1,864
Net purchases of premises, equipment and land	(10,969)	(14,981)
Net return of capital from unconsolidated entities	495	—
Investments in unconsolidated entities	(395)	(8,995)
Net purchases of FHLB stock	(1,849)	(5,582)
Net cash provided by (used in) investing activities	83,382	(267,888)
Cash flows from financing activities:
Net increase (decrease) in deposits	138,522	(82,724)
Net (decrease) increase in FHLB advances and other short-term borrowings	(5,000)	115,000
Proceeds from long-term debt	50,000	—
Cash dividends paid on common stock	(21,085)	(21,461)
Repurchases of common stock and other related costs	(2,632)	(15,817)
Net proceeds from issuance of common stock and stock option exercises	—	679
Net cash provided by (used in) financing activities	159,805	(4,323)
Net increase (decrease) in cash and cash equivalents	326,687	(190,210)
Cash and cash equivalents at beginning of period	112,044	328,907
Cash and cash equivalents at end of period	$438,731	$138,697

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,673	$7,185
Income taxes	7,316	5,576
Supplemental disclosure of non-cash information:
Net change in common stock held by directors’ deferred compensation plan	—	(2,041)
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	—	673,254
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	3,644	4,295
Other intangible assets and services provided in exchange for Swell common stock	—	1,500
Other intangible assets received in exchange for Swell common stock	1,500	—

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

Allowance for Credit Losses for Loans

The allowance for credit losses ("ACL") for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans. The Company’s policy is to charge off a loan against the ACL during the period in which the loan is deemed to be uncollectible and all interest previously accrued, but uncollected, is reversed against current period interest income. A loan is deemed to be uncollectible when it is probable that a loss will be incurred and when it is possible to determine a reasonable estimate of the loss. Subsequent receipts, if any, are credited first to the remaining principal, then to the ACL for loans as recoveries, and finally to interest income.

The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s loan portfolio as of a given balance sheet date. Management estimates the ACL balance using relevant information available from both internal and external sources, regarding the collectability of cash flows impacted by past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

The Company's ACL model incorporates a reasonable and supportable forecast period of one year and reverts to historical loss information on a straight-line basis over one year when its forecast is no longer deemed reasonable and supportable. Historical loss experience provides the basis for the Company’s expected credit loss estimate. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated.

The Company's ACL model may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected or captured in the historical loss data. These factors include lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration, or other internal and external factors.

The Company uses Moody’s Analytics ("Moody’s"), a firm widely recognized and used for its research, analysis, and economic forecasts, for its economic forecast assumptions. The Company generally uses Moody’s most recent Baseline forecast, which is updated at least monthly with a variety of upside and downside economic scenarios and includes both national and Hawaii-specific economic indicators. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision that accounts for other potential economic scenarios available.

The ACL for loans is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by the loan categories in the Federal Financial Institutions Examination Council ("FFIEC") Call Report. The following is a description and the risk characteristics of each segment:

Commercial and industrial loans - SBA Paycheck Protection Program loans

Paycheck Protection Program (“PPP”) loans are considered lower risk as they are guaranteed by the Small Business Administration (“SBA”) and may be forgivable in whole or in part in accordance with the requirements of the PPP.

Commercial and industrial loans - Others

Commercial and industrial loans consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The predominant risk characteristics of this segment are the cash flows of the business we lend to, global cash flows including guarantor liquidity, as well as economic and market conditions. Although our underwriting policy and practice generally requires secondary sources of support or collateral to mitigate risk, cash flow generated from the borrower’s business is typically regarded as the principal source of repayment.

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

Commercial real estate loans - Multi-family

Multi-family mortgage loans can comprise multi-building properties with extensive amenities or a single building with no amenities. The predominant risk characteristic of this segment is operating risk or the ability to generate sufficient rental income from the operation of the property.

Commercial real estate loans - Others

Commercial real estate loans are secured by commercial properties. The predominant risk characteristic of this segment is operating risk, which is the risk that the borrower will be unable to generate sufficient cash flows from the operation of the property. Interest rate conditions and the commercial real estate market through economic cycles also impact risk levels.

Residential mortgage loans

Residential mortgage loans primarily includes fixed-rate or adjustable-rate loans secured by single family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates, Hawaii home prices and other market factors impact the level of credit risk inherent in the portfolio.

Home equity lines of credit

Home equity lines of credit primarily includes fixed or floating interest rate loans and are also primarily secured by single family owner-occupied primary residences in Hawaii. They are underwritten based on a minimum FICO score, maximum debt-to-income ratio, and maximum combined loan-to-value ratio. Home equity lines of credit are monitored based on credit score, delinquency, end of draw period and maturity.

Consumer loans - Other revolving

Other revolving consumer loans consist of unsecured consumer lines of credit. The predominant risk characteristics of this segment relates to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

Consumer loans - Non-revolving

Non-revolving consumer loans consist of non-revolving (term) consumer loans, including auto dealer loans. The predominant risk characteristics of this segment also relates to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

Purchased consumer loans

Purchased consumer loans consist of dealer and unsecured consumer loans. Credit risk for purchased consumer loans is managed on a pooled basis. The predominant risk characteristics of this segment include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

During the third quarter of 2023, the Company updated its methodology to measure expected credit losses from the Probability of Default/Loss Given Default ("PD/LGD") or Loss-Rate Migration methods to the Discounted Cash Flow ("DCF") method for all segments except the SBA PPP and purchased consumer loan segments. The Company believes that the DCF methodology has better alignment with the Current Expected Credit Losses ("CECL") standard for forward looking forecasting, while also factoring in more detailed assumptions. The Company is utilizing an industry leading software platform to perform the DCF analysis using a historical look back period of 2008 to present. The Company ran the ACL model under both the current and previous methodologies and noted that the changes to the ACL model and the differences in methodologies did not result in a material impact to the Company's financial statements and as a percentage of the ACL.

The Company continues to use the Moody's baseline forecast with an economic forecast length of one year and a one-year, straight-line reversion method. We revert to the historical average of the macroeconomic variables being used. Forecast models exclude the post-2019 COVID-19 pandemic period due to abnormal and volatile behavior.

The ACL on the purchased consumer loan portfolios continues to be calculated using the Remaining Life methodology (also known as the Weighted Average Remaining Maturity or "WARM" methodology) as this portfolio is evaluated on a pooled basis. Because SBA PPP loans are guaranteed by the SBA and may be forgivable in whole or in part in accordance with the requirements of the PPP we anticipate zero losses on these loans and accordingly apply a Zero Loss methodology.

The following is a description of the methodologies utilized to measure expected credit losses:

Discounted Cash Flow

The DCF methodology calculates CECL reserves as the difference between the amortized cost of a loan and the discounted expected value of future cash flows. Expected future cash flows are calculated based on assumptions of PD/LGD, prepayments and recovery rates, and are discounted using the loan’s effective interest rate.

Remaining Life or Weighted Average Remaining Life

Under the remaining life or WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over this remaining life of the loan. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.

Probability of Default/Loss Given Default

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

Other

If a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as the discounted cash flows methodology. Individually evaluated loans are not included in the collective evaluation.

The following table presents the Company's loan portfolio segments and the methodology used to measure expected credit losses. As of September 30, 2023, the historical look-back period is 2008 to present, economic forecast length is one year and the reversion method is one year (on a straight-line basis) for all segments.

	Expected Credit Loss Methodology		Historical Look-Back Period	Economic Forecast Length	Reversion Method
Loan Segment	September 30, 2023	June 30, 2023 and Prior
Commercial and industrial - SBA PPP	Zero Loss	PD/LGD	2008 to present	One year	One year (straight-line basis)
Commercial and industrial - All others	DCF	PD/LGD
Construction	DCF	PD/LGD
Commercial real estate - Multi-family	DCF	PD/LGD
Commercial real estate - All others	DCF	PD/LGD
Residential mortgage	DCF	Loss-Rate Migration
Home equity	DCF	Loss-Rate Migration
Consumer - Other revolving	DCF	Loss-Rate Migration
Consumer - Non-revolving	DCF	Loss-Rate Migration
Purchased consumer portfolios	WARM	WARM

Accounting Standards Adopted in 2023

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. Entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Finally, entities can (3) make a one-time election to sell and/or reclassify held-to-maturity (“HTM”) debt securities that reference an interest rate affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarifies that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848", which extends the temporary relief provision period and allows companies to defer the adoption to December 31, 2024. The Company adopted ASU 2020-04 and elected optional expedients above for applicable contract modifications. We currently do not have any hedge accounting for hedging relationships that meet the stated criteria. The adoption did not have an impact on the consolidated financial statements.

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

Effective our adoption date, loan modifications or restructurings for borrowers experiencing financial difficulty were and continue to be evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates. At adoption of this guidance on January 1, 2023, there was no material impact on our financial statements.

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

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". ASU 2022-03, (1) clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amends a related illustrative example, and (3) introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2022-03 to have a material impact on its consolidated financial statements as the Company does not have any equity securities that are subject to contractual sale restrictions.

2. INVESTMENT SECURITIES

The amortized cost, fair value and related ACL, and corresponding gross unrecognized gains and losses on held-to-maturity ("HTM") debt securities at September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,930	$—	$(9,892)	$32,038	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	598,123	—	(98,274)	499,849	—
Total held-to-maturity securities	$640,053	$—	$(108,166)	$531,887	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,840	$—	$(4,727)	$37,113	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	623,043	—	(63,376)	559,667	—
Total held-to-maturity securities	$664,883	$—	$(68,103)	$596,780	$—

The amortized cost, fair value and related ACL, and corresponding gross unrealized gains and losses on available-for-sale ("AFS") debt securities at September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$164,527	$—	$(39,550)	$124,977	$—
Corporate securities	35,850	—	(5,830)	30,020	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	23,812	5	(2,325)	21,492	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	467,300	—	(88,428)	378,872	—
Residential - Non-government agencies	13,536	—	(1,457)	12,079	—
Commercial - U.S. Government-sponsored enterprises	52,263	—	(9,215)	43,048	—
Commercial - Non-government agencies	15,081	—	(316)	14,765	—
Total available-for-sale securities	$772,369	$5	$(147,121)	$625,253	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2022
Available-for-sale:
Debt securities:
States and political subdivisions	$172,427	$6	$(36,681)	$135,752	$—
Corporate securities	36,206	—	(5,995)	30,211	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	28,032	—	(2,317)	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	498,989	—	(75,186)	423,803	—
Residential - Non-government agencies	9,829	—	(1,167)	8,662	—
Commercial - U.S. Government-sponsored enterprises	54,346	—	(8,202)	46,144	—
Commercial - Non-government agencies	1,541	—	(34)	1,507	—
Total available-for-sale securities	$801,370	$6	$(129,582)	$671,794	$—

During the nine months ended September 30, 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications. The Company did not transfer any investment securities that were classified as AFS to HTM during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recorded a total of $2.0 million and $5.7 million in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable on AFS debt securities together with accrued interest receivable on HTM securities and loans in the consolidated balance sheets. The Company also made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

Accrued interest receivable on AFS debt securities totaled $3.1 million as of September 30, 2023 and December 31, 2022. Accrued interest receivable on HTM debt securities totaled $1.2 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively.

The amortized cost, estimated fair value and weighted average yield of our HTM and AFS debt securities, by contractual maturity, at September 30, 2023 are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due in one year or less	$—	$—	—%
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	41,930	32,038	2.26
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	598,123	499,849	1.91
Total held-to-maturity securities	$640,053	$531,887	1.93%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-sale:
Debt securities:
Due in one year or less	$4,496	$4,470	3.15%
Due after one year through five years	38,959	34,892	2.94
Due after five years through ten years	49,724	43,695	2.99
Due after ten years	131,010	93,432	2.54
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	467,300	378,872	2.01
Residential - Non-government agencies	13,536	12,079	3.86
Commercial - U.S. Government-sponsored enterprises	52,263	43,048	2.29
Commercial - Non-government agencies	15,081	14,765	5.10
Total available-for-sale securities	$772,369	$625,253	2.35%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

During the three and nine months ended September 30, 2023, the Company sold two AFS commercial mortgage-backed securities issued by non-government agencies. The investment securities had a cost basis of $1.5 million and were sold at a loss of $0.1 million. In 2022, the Company sold its Class B common stock of Visa, Inc. during the second quarter; the sale is discussed later in this footnote.

Investment securities with carrying values totaling $974.4 million and $607.7 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

At September 30, 2023 and December 31, 2022, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The following tables present HTM investment securities, which were in an unrecognized loss position as of the dates presented, aggregated by major security type and length of time in a continuous unrecognized loss position. There were a total of 83 HTM investment securities which were in an unrecognized loss position, without an ACL, at both September 30, 2023 and December 31, 2022.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$32,038	$(9,892)	$32,038	$(9,892)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	17,533	(469)	482,316	(97,805)	499,849	(98,274)
Total	$17,533	$(469)	$514,354	$(107,697)	$531,887	$(108,166)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2022
Held-to-maturity:
Debt securities:
States and political subdivisions	$37,113	$(4,727)	$—	$—	$37,113	$(4,727)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	559,667	(63,376)	—	—	559,667	(63,376)
Total	$596,780	$(68,103)	$—	$—	$596,780	$(68,103)

The following tables summarize AFS investment securities, which were in an unrealized loss position as of the dates presented, aggregated by major security type and length of time in a continuous unrealized loss position. There were a total of 245 and 243 AFS investment securities which were in an unrealized loss position, without an ACL, at September 30, 2023 and December 31, 2022, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$13,958	$(393)	$111,019	$(39,157)	$124,977	$(39,550)
Corporate securities	—	—	30,019	(5,830)	30,019	(5,830)
U.S. Treasury obligations and direct obligations of U.S Government agencies	4,236	(110)	16,076	(2,215)	20,312	(2,325)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	—	—	378,873	(88,428)	378,873	(88,428)
Residential - Non-government agencies	6,706	(487)	5,373	(970)	12,079	(1,457)
Commercial - U.S. Government-sponsored enterprises	—	—	43,048	(9,215)	43,048	(9,215)
Commercial - Non-government agencies	14,765	(316)	—	—	14,765	(316)
Total	$39,665	$(1,306)	$584,408	$(145,815)	$624,073	$(147,121)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-sale:
Debt securities:
States and political subdivisions	$52,244	$(4,807)	$78,389	$(31,874)	$130,633	$(36,681)
Corporate securities	—	—	30,211	(5,995)	30,211	(5,995)
U.S. Treasury obligations and direct obligations of U.S Government agencies	9,651	(245)	15,541	(2,072)	25,192	(2,317)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	149,624	(13,990)	274,179	(61,196)	423,803	(75,186)
Residential - Non-government agencies	2,890	(334)	5,772	(833)	8,662	(1,167)
Commercial - U.S. Government-sponsored enterprises	25,034	(1,724)	21,110	(6,478)	46,144	(8,202)
Commercial - Non-government agencies	1,506	(34)	—	—	1,506	(34)
Total	$240,949	$(21,134)	$425,202	$(108,448)	$666,151	$(129,582)

Investment securities in an unrecognized or unrealized loss position are evaluated at least on a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated.

The Company has evaluated its HTM and AFS investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. As of September 30, 2023, the Company does not intend to sell the HTM and AFS securities that are in an unrecognized or unrealized loss position and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity, therefore the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

Visa Class B Common Stock

During the second quarter of 2022, the Company sold all of its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million.

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

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of ACL as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial:
SBA PPP	$1,447	$2,654
Other	562,716	544,495
Real estate:
Construction	212,052	167,366
Residential mortgage	1,930,123	1,940,456
Home equity	751,932	737,386
Commercial mortgage	1,367,107	1,364,998
Consumer	683,614	798,957
Gross loans	5,508,991	5,556,312
Net deferred fees and costs	(281)	(846)
Total loans, net of deferred fees and costs	5,508,710	5,555,466
Less: ACL for loans	64,517	63,738
Total loans, net of ACL for loans	$5,444,193	$5,491,728

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.2 million and $16.0 million at September 30, 2023 and December 31, 2022, respectively, and is reported together with accrued interest receivable on HTM and AFS debt securities on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

During the three months ended September 30, 2023, the Company transferred one loan to the loans held for sale category. The loan did not have any credit concerns at the time of transfer and thus was transferred to loans held for sale at its amortized cost of $9.8 million. The loan was sold during the three months ended September 30, 2023 for $9.6 million, or a loss of $0.2 million, which was recorded in other operating expense.

The Company did not transfer any other loans to the held for sale category during the three and nine months ended September 30, 2023 and 2022 and did not sell any other loans originally held for investment during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the Company did not have any loans categorized as purchased credit deteriorated ("PCD").

The following tables present loans purchased by class for the periods presented. No loan portfolios were purchased during the three months ended September 30, 2023.

	Three Months Ended September 30, 2022
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$90,461	$—	$90,461
(Discount) premium	(3,976)	—	(3,976)
Purchase price	$86,485	$—	$86,485

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$3,932	$15,159	$19,091	$195,227	$64,890	$260,117
(Discount) premium	—	568	568	(11,386)	3,457	(7,929)
Purchase price	$3,932	$15,727	$19,659	$183,841	$68,347	$252,188
Foreclosure Proceedings

The Company had $2.6 million and $2.4 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2023 and December 31, 2022, respectively. The Company had $0.1 million in commercial real estate loans in the process of foreclosure at September 30, 2023. There were no commercial real estate loans in the process of foreclosure at December 31, 2022.

The Company did not foreclose on any loans during the three and nine months ended September 30, 2023 and 2022.

The Company did not sell any foreclosed properties during the three and nine months ended September 30, 2023 and 2022.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of the dates presented. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates presented:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
September 30, 2023
Commercial and industrial:
SBA PPP	$351	$66	$—	$—	$417	$993	$1,410	$—
Other	—	1	—	352	353	562,043	562,396	—
Real estate:
Construction	—	—	—	—	—	211,512	211,512	—
Residential mortgage	1,852	136	794	4,949	7,731	1,923,009	1,930,740	4,808
Home equity	1,183	740	—	677	2,600	751,380	753,980	677
Commercial mortgage	319	—	—	77	396	1,365,031	1,365,427	77
Consumer	5,358	2,151	2,120	597	10,226	673,019	683,245	—
Total	$9,063	$3,094	$2,914	$6,652	$21,723	$5,486,987	$5,508,710	$5,562

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2022
Commercial and industrial:
SBA PPP	$471	$37	$13	$—	$521	$2,034	$2,555	$—
Other	546	131	26	297	1,000	542,947	543,947	—
Real estate:
Construction	—	—	—	—	—	166,723	166,723	—
Residential mortgage	303	—	559	3,808	4,670	1,936,329	1,940,999	3,808
Home equity	1,540	—	—	570	2,110	737,270	739,380	570
Commercial mortgage	160	—	—	—	160	1,362,915	1,363,075	—
Consumer	5,173	1,921	1,240	576	8,910	789,877	798,787	—
Total	$8,193	$2,089	$1,838	$5,251	$17,371	$5,538,095	$5,555,466	$4,378

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following tables present the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of the dates presented:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
September 30, 2023
Real estate:
Residential mortgage	$6,375	$—	$—	$6,375	$48
Home equity	677	—	—	677	—
Commercial mortgage	77		—	77	—
Total	$7,129	$—	$—	$7,129	$48

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Secured by Real Estate and Business Assets	Total	Allocated ACL
December 31, 2022
Real estate:
Residential mortgage	$5,653	$—	$—	$5,653	$—
Home equity	570	—	—	570	—
Commercial mortgage	—	—	—	—	—
Total	$6,223	$—	$—	$6,223	$—

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and nine months ended September 30, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at September 30, 2023 consisted of six Hawaii loans with a principal balance of $1.0 million. There were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest at September 30, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 that were still accruing interest, none of which were more than 90 days delinquent.

The Company offered various types of concessions when modifying a loan. Concessions made to the original contractual terms of the loan typically consisted of the deferral of interest and/or principal payments due to deterioration in the borrowers' financial condition. In these cases, the principal balance on the TDRs had matured and/or was in default at the time of restructure, and there were no commitments to lend additional funds to the borrower during the three and nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2022, the Company did not modify any loans as a TDR prior to the adoption of ASU 2022-02.

No loans were modified as a TDR prior to the adoption of ASU 2022-02 within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2023 and 2022.

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

Special Mention. Loans classified as special mention, while still adequately protected by the borrower's capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans classified as substandard are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables present the amortized cost basis of the Company's loans by class, credit quality indicator and origination year as of the dates presented. Revolving loans converted to term as of and during the periods presented were not material to the total loan portfolio. In addition, the following table includes gross charge-offs of loans by origination year during the period presented.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
September 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial - SBA PPP:
Risk Rating
Pass	$—	$—	$1,404	$6	$—	$—	$—	$1,410
Subtotal	—	—	1,404	6	—	—	—	1,410
Commercial and industrial - Other:
Risk Rating
Pass	66,786	85,349	81,606	34,488	44,104	159,453	79,108	550,894
Special Mention	—	156	602	231	13	—	225	1,227
Substandard	59	1,136	634	709	681	7,056	—	10,275
Subtotal	66,845	86,641	82,842	35,428	44,798	166,509	79,333	562,396
Construction:
Risk Rating
Pass	6,755	62,037	76,251	17,640	1,481	31,312	14,958	210,434
Special Mention	—	—	407	—	671	—	—	1,078
Substandard	—	—	—	—	—	—	—	—
Subtotal	6,755	62,037	76,658	17,640	2,152	31,312	14,958	211,512
Residential mortgage:
Risk Rating
Pass	70,141	270,464	619,243	419,296	146,258	398,387	—	1,923,789
Special Mention	—	—	—	—	—	278	—	278
Substandard	—	1,058	303	931	822	3,559	—	6,673
Subtotal	70,141	271,522	619,546	420,227	147,080	402,224	—	1,930,740
Home equity:
Risk Rating
Pass	12,238	32,866	20,638	9,024	6,570	18,065	653,902	753,303
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	73	604	—	677
Subtotal	12,238	32,866	20,638	9,024	6,643	18,669	653,902	753,980
Commercial mortgage:
Risk Rating
Pass	39,792	238,538	203,902	117,186	113,143	607,898	7,729	1,328,188
Special Mention	—	—	—	—	10,732	11,065	—	21,797
Substandard	—	—	11,607	—	1,666	2,169	—	15,442
Subtotal	39,792	238,538	215,509	117,186	125,541	621,132	7,729	1,365,427
Consumer:
Risk Rating
Pass	85,466	288,029	161,075	41,288	32,563	13,401	58,706	680,528
Special Mention	—	—	—	—	—	—	—	—
Substandard	10	167	129	133	124	1,303	10	1,876
Loss	—	—	—	—	—	841	—	841
Subtotal	85,476	288,196	161,204	41,421	32,687	15,545	58,716	683,245
Total	$281,247	$979,800	$1,177,801	$640,932	$358,901	$1,255,391	$814,638	$5,508,710

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Nine Months Ended September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Other	$143	$239	$145	$—	$265	$751	$1,543
Consumer	4	4,988	4,158	871	627	621	11,269
Year-to-date gross charge-offs	$147	$5,227	$4,303	$871	$892	$1,372	$12,812

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial - SBA PPP:
Risk Rating
Pass	$—	$2,546	$9	$—	$—	$—	$—	$2,555
Subtotal	—	2,546	9	—	—	—	—	2,555
Commercial and industrial - Other:
Risk Rating
Pass	77,550	101,595	41,358	53,241	39,106	141,950	76,466	531,266
Special Mention	2,206	350	172	1,011	29	—	99	3,867
Substandard	188	176	833	256	116	7,215	30	8,814
Subtotal	79,944	102,121	42,363	54,508	39,251	149,165	76,595	543,947
Construction:
Risk Rating
Pass	25,663	61,027	23,384	2,387	14,309	18,048	15,044	159,862
Special Mention	—	417	—	—	898	—	—	1,315
Substandard	—	4,850	—	696	—	—	—	5,546
Subtotal	25,663	66,294	23,384	3,083	15,207	18,048	15,044	166,723
Residential mortgage:
Risk Rating
Pass	279,146	636,756	434,928	154,906	58,431	371,517	—	1,935,684
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	948	—	503	3,864	—	5,315
Subtotal	279,146	636,756	435,876	154,906	58,934	375,381	—	1,940,999
Home equity:
Risk Rating
Pass	34,973	23,772	10,520	7,463	6,880	11,727	643,277	738,612
Special Mention	—	—	—	—	—	—	198	198
Substandard	—	—	—	—	78	453	39	570
Subtotal	34,973	23,772	10,520	7,463	6,958	12,180	643,514	739,380
Commercial mortgage:
Risk Rating
Pass	226,137	208,230	119,531	129,950	145,932	472,267	11,473	1,313,520
Special Mention	—	—	—	11,388	—	16,082	—	27,470
Substandard	—	10,149	—	1,700	2,133	8,103	—	22,085
Subtotal	226,137	218,379	119,531	143,038	148,065	496,452	11,473	1,363,075
Consumer:
Risk Rating
Pass	358,609	242,942	59,352	50,899	20,065	10,958	54,038	796,863
Special Mention	—	—	—	113	—	—	—	113
Substandard	1	261	91	126	42	790	—	1,311
Loss	—	—	—	—	—	500	—	500
Subtotal	358,610	243,203	59,443	51,138	20,107	12,248	54,038	798,787
Total	$1,004,473	$1,293,071	$691,126	$414,136	$288,522	$1,063,474	$800,664	$5,555,466

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL for loans during the periods presented:

(dollars in thousands)	Commercial and Industrial		Real Estate
Three Months Ended September 30, 2023	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$1	$6,945	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849
Provision (credit) for credit losses on loans	(1)	(329)	953	1,727	(913)	1,738	1,351	4,526
Subtotal	—	6,616	4,607	13,960	3,052	19,103	21,037	68,375
Charge-offs	—	402	—	—	—	—	4,710	5,112
Recoveries	—	261	1	10	—	—	982	1,254
Net charge-offs (recoveries)	—	141	(1)	(10)	—	—	3,728	3,858
Ending balance	$—	$6,475	$4,608	$13,970	$3,052	$19,103	$17,309	$64,517

(dollars in thousands)	Commercial and Industrial		Real Estate
Three Months Ended September 30, 2022	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$15	$7,725	$3,065	$12,767	$4,045	$17,858	$19,736	$65,211
Provision (credit) for credit losses on loans	(11)	(483)	(452)	(1,150)	(157)	(28)	3,012	731
Subtotal	4	7,242	2,613	11,617	3,888	17,830	22,748	65,942
Charge-offs	—	550	—	—	—	—	1,912	2,462
Recoveries	—	220	14	14	36	—	618	902
Net charge-offs (recoveries)	—	330	(14)	(14)	(36)	—	1,294	1,560
Ending balance	$4	$6,912	$2,627	$11,631	$3,924	$17,830	$21,454	$64,382

In the three months ended September 30, 2023, we recorded a provision for credit losses of $4.9 million, which consisted of a provision for credit losses on loans of $4.5 million and a provision for credit losses on off-balance sheet credit exposures of $0.4 million.

In the three months ended September 30, 2022, we recorded a provision for credit losses of $0.4 million, which consisted of a debit to the provision for credit losses on loans of $0.7 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

The following tables present by class, the activities in the ACL for loans for the periods presented:

(dollars in thousands)	Commercial and Industrial		Real Estate
Nine Months Ended September 30, 2023	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	(2)	560	1,740	2,096	(1,077)	1,201	5,758	10,276
Subtotal	—	7,382	4,607	13,900	3,037	19,103	25,985	74,014
Charge-offs	—	1,543	—	—	—	—	11,269	12,812
Recoveries	—	636	1	70	15	—	2,593	3,315
Net charge-offs (recoveries)	—	907	(1)	(70)	(15)	—	8,676	9,497
Ending balance	$—	$6,475	$4,608	$13,970	$3,052	$19,103	$17,309	$64,517

(dollars in thousands)	Commercial and Industrial		Real Estate
Nine Months Ended September 30, 2022	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(73)	(2,896)	(1,357)	(994)	(621)	(581)	5,778	(744)
Subtotal	4	7,418	2,551	11,469	3,888	17,830	24,193	67,353
Charge-offs	—	1,291	—	—	—	—	4,518	5,809
Recoveries	—	785	76	162	36	—	1,779	2,838
Net charge-offs (recoveries)	—	506	(76)	(162)	(36)	—	2,739	2,971
Ending balance	$4	$6,912	$2,627	$11,631	$3,924	$17,830	$21,454	$64,382

In the nine months ended September 30, 2023, we recorded a provision for credit losses of $11.0 million, which consisted of a provision for credit losses on loans of $10.3 million and a provision for credit losses on off-balance sheet credit exposures of $0.7 million.

In the nine months ended September 30, 2022, we recorded a credit to the provision for credit loss of $1.8 million, which consisted of a credit to the provision for credit losses on loans of $0.7 million, a credit to the provision for credit losses on off-balance sheet credit exposures of $1.1 million.

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities, during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,664	$4,073	$3,243	$4,804
Provision (credit) for off-balance sheet credit exposures	348	(369)	769	(1,100)
Ending balance	$4,012	$3,704	$4,012	$3,704

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Investments in low income housing tax credit partnerships, net of amortization	$38,797	$40,939
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	129	110
Other	2,050	4,045
Total	$42,523	$46,641

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $47.8 million as of September 30, 2023 and December 31, 2022. Unfunded commitments related to LIHTC partnerships totaled $23.6 million at September 30, 2023 and December 31, 2022, and are included in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. The Company did not have the ability to exercise significant influence over Swell and the investment did not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment was included in investments in unconsolidated entities in the Company's consolidated balance sheets at June 30, 2023 and December 31, 2022.

As a result of a variety of adverse factors affecting Swell’s business and its strategy, the portfolio of Swell Cash and Credit accounts, which were immaterial, were closed in June 2023 and the Bank is no longer serving as the bank sponsor. During the third quarter of 2023, the Company entered into a transaction with Swell whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The Company cannot provide any assurance that the platform usage fees will be collected.

Due to the aforementioned events, the Company performed an impairment analysis and concluded the intellectual property rights and the platform usage fee agreement received in exchange for the Company's investment in Swell were not impaired as of September 30, 2023. The intangible assets totaling $1.5 million are included in other assets in the Company's consolidated balance sheets at September 30, 2023.

During the second quarter of 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P., a venture capital investment fund designed to help develop and accelerate technology adoption at community banks across the United States. The Company had $1.0 million and $1.3 million in unfunded commitments related to the investment as of September 30, 2023 and December 31, 2022, respectively, which is recorded in other liabilities. The investment is accounted for under the cost method and is included in investment in unconsolidated entities.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of September 30, 2023, for the remainder of fiscal year 2023, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2023 (remainder)	$9,693	$983	$10,676
2024	9,280	—	9,280
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
Thereafter	313	—	313
Total unfunded commitments	$23,606	$983	$24,589

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Proportional amortization method:
Amortization expense recognized in income tax expense	$714	$606	$2,142	$1,820
Tax credits recognized in income tax expense	891	709	2,675	2,127

6. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at December 31, 2022	$9,074
Additions	261
Amortization	(538)
Balance at September 30, 2023	$8,797

Balance at December 31, 2021	$9,738
Additions	593
Amortization	(1,115)
Balance at September 30, 2022	$9,216

Income generated as the result of new MSR is reported as gains on sales of loans and totaled $0.1 million and and $0.3 million for the three and nine months ended September 30, 2023, respectively, compared to $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

Amortization of MSR totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR:

(dollars in thousands)	September 30, 2023	September 30, 2022
Fair market value, beginning of year	$12,061	$10,504
Fair market value, end of period	12,840	12,289
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.8%	9.9%

The following table presents carrying values and accumulated amortization related to MSR as of the dates presented:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,674	$(60,877)	$8,797	$69,413	$(60,339)	$9,074

The following table presents the estimated amortization expense for the remainder of fiscal year 2023, the next five succeeding fiscal years, and all years thereafter, based on MSR held as of September 30, 2023:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$185
2024	848
2025	784
2026	709
2027	640
2028	569
Thereafter	5,062
Total	$8,797

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable.

7. DERIVATIVES

The Company utilizes various designated and undesignated derivative financial instruments to reduce its exposure to movements in interest rates. The Company measures all derivatives at fair value on its consolidated balance sheet. In each reporting period, the Company records the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as cash flow hedging instruments, the Company records the effective portion of the changes in the fair value of the derivative in accumulated other comprehensive income (loss) ("AOCI"), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. The Company immediately recognizes the portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Interest Rate Lock and Forward Sale Commitments

The Company has previously, and, in the future, may enter into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, the Company may also enter into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets and other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce the Company's exposure to movements in interest rates. The Company was not party to any interest rate lock commitments at September 30, 2023 and December 31, 2022. The Company was not party to any forward sale commitments September 30, 2023, but was party to forward sale commitments on $1.1 million of mortgage loans at December 31, 2022.

Risk Participation Agreements

The Company has previously, and, in the future, may enter into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which its participates. The RPAs entered into by us and a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions. The Company was party to RPAs with notional amounts totaling $36.2 million and $36.8 million at September 30, 2023 and December 31, 2022, respectively.

Back-to-Back Swap Agreements

The Company has established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and recorded at fair value on our consolidated balance sheet in other assets or other liabilities. The Company had swap agreements with its borrowers with total notional amounts of $35.3 million and $32.3 million at September 30, 2023 and December 31, 2022, respectively, offset by swap agreements with third party financial institutions with the same total notional amounts. The Company held $15.6 million and $10.0 million in counter-party collateral related to the back-to-back swap agreements at September 30, 2023 and December 31, 2022, respectively.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of September 30, 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$10	$—	$2
Back-to-back swap agreements	Other assets / other liabilities	5,043	4,611	5,043	4,611

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate swap	Other assets / other liabilities	$10,135	$5,986	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	$(16)
Loans held for sale	Other income	4
Back-to-back swap agreements	Other service charges and fees	36

Three Months Ended September 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	55
Loans held for sale	Other income	(66)

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	$(8)
Loans held for sale	Other income	3
Back-to-back swap agreements	Other service charges and fees	71

Nine Months Ended September 30, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	55
Loans held for sale	Other income	(67)
Risk participation agreements	Other service charges and fees	16

Derivative Financial Instruments Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2023
Interest rate swap	Interest income	$(121)

Three Months Ended September 30, 2022
Interest rate swap	Interest income	(169)

Derivative Financial Instruments Designated as Hedging Instruments	Location of Loss Recognized in Earnings on Derivatives	Amount of Loss Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2023
Interest rate swap	Interest income	$(180)

Nine Months Ended September 30, 2022
Interest rate swap	Interest income	(326)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.94 billion line of credit as of September 30, 2023, compared to $2.23 billion at December 31, 2022. At September 30, 2023, $1.82 billion was undrawn under this arrangement, compared to $2.19 billion at December 31, 2022. There were no short-term borrowings under this arrangement at September 30, 2023, compared to $5.0 million at December 31, 2022. Letters of credit under this arrangement that are used to collateralize certain government deposits totaled $72.0 million as of September 30, 2023, compared to $36.0 million as of December 31, 2022. There were $50.0 million in long-term borrowings under this arrangement bearing interest rates between 4.02% and 4.62% at September 30, 2023, compared to no long-term borrowings at December 31, 2022. FHLB advances and standby letters of credit available at September 30, 2023 were secured by certain real estate loans with a carrying value of $3.19 billion in accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB.

The Bank had additional unused borrowings available at the Federal Reserve of $290.3 million and $75.9 million at September 30, 2023 and December 31, 2022, respectively. Certain commercial and commercial real estate loans with a carrying value totaling $136.7 million and $125.0 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a carrying value of $199.7 million as of September 30, 2023, were pledged to the Federal Reserve in support of the line of credit. No investment securities were pledged to the Federal Reserve in support of the line of credit as of December 31, 2022. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank is a member bank of the Pacific Coast Bankers' Bank ("PCBB") and had unused unsecured credit lines available at the PCBB of $50.0 million and $100.0 million at September 30, 2023 and December 31, 2022, respectively.

The Bank had additional unused unsecured credit lines available at Wells Fargo of $25.0 million at September 30, 2023 and December 31, 2022.

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

On July 3, 2023, after the cessation of the LIBOR benchmark rate on June 30, 2023, the Company amended its Trust IV and Trust V debt agreements to replace the LIBOR-based reference rate with an adjusted CME Term Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment. Accounting Standards Codification ("ASC") 848 allows us to account for the modification as a continuation of the existing contract without additional analysis.

The following table present's the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	September 30, 2023	Interest Rate	December 31, 2022	Interest Rate
Trust IV	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%	$30,928	Three-month LIBOR + 2.45%
Trust V	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%	20,619	Three-month LIBOR + 1.87%
Total	$51,547		$51,547

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

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	September 30, 2023	December 31, 2022	Interest Rate
October 2020 Private Placement	$55,000	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.5 million, net of unamortized debt issuance costs of $0.5 million, at September 30, 2023.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Other operating income:
In-scope of ASC 606
Mortgage banking income	$216	$155	$541	$890
Service charges on deposit accounts	2,193	2,138	6,441	6,025
Other service charges and fees	4,874	4,377	13,655	12,329
Income on fiduciary activities	1,234	1,165	3,623	3,507
In-scope other operating income	8,517	7,835	24,260	22,751
Out-of-scope other operating income	1,530	1,794	7,231	13,567
Total other operating income	$10,047	$9,629	$31,491	$36,318

10. SHARE-BASED COMPENSATION

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

The following table presents the activity of RSUs and PSUs for the nine months ended September 30, 2023:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	352,465	$23.40
Changes during the period:
Granted	115,992	22.76
Forfeited	(51,760)	25.07
Vested	(188,091)	20.89	$3,893
Non-vested RSUs and PSUs, end of period	228,606	24.76

11. SUPPLEMENTAL EXECUTIVE RETIREMENT AND DEFINED BENEFIT RETIREMENT PLANS

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, the Bank established Supplemental Executive Retirement Plans ("SERPs"), which provide certain (current and former) officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the September 2004 merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation.

The projected benefit obligation of the unfunded SERPs is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.1 million at September 30, 2023, which remained relatively unchanged from $9.2 million at December 31, 2022.

The following table presents the components of net periodic benefit cost for the SERPs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest cost	$112	$75	$336	$225
Amortization of net actuarial (gain) loss	(19)	20	(57)	62
Amortization of net transition obligation	2	5	6	13
Net periodic benefit cost	$95	$100	$285	$300

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

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking action to terminate, the defined benefit retirement plan. The Company received a favorable determination letter from the IRS and no objection from the Pension Benefit Guaranty Corporation on the Form 500 standard termination notice in January 2022. The Company completed the termination and settlement of the defined benefit retirement plan in the second quarter of 2022. Upon final plan termination and settlement, the Company recognized a one-time noncash settlement charge of $4.9 million, which was recorded in other operating expense. As of September 30, 2023, the Company has no further defined benefit retirement plan liability or ongoing pension expense recognition.

The following table presents the components of net periodic benefit cost for the defined benefit retirement plan for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest cost	$—	$—	$—	$212
Expected return on plan assets	—	—	—	(207)
Amortization of net actuarial loss	—	—	—	224
Settlement	—	—	—	4,884
Net periodic benefit cost	$—	$—	$—	$5,113

12. OPERATING LEASES

We lease certain land and buildings for our bank branches and ATMs. In some instances, a lease may contain renewal options to extend the term of the lease. Renewal options that are likely to be exercised have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not include any short term leases in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Lease cost:
Operating lease cost	$1,285	$1,368	$3,937	$4,144
Variable lease cost	918	769	2,740	2,433
Less: Sublease income	—	(12)	(34)	(36)
Total lease cost	$2,203	$2,125	$6,643	$6,541

Other information:
Operating cash flows from operating leases	$(1,258)	$(1,464)	$(3,950)	$(4,485)
Weighted-average remaining lease term - operating leases	10.85 years	11.32 years	10.85 years	11.32 years
Weighted-average discount rate - operating leases	3.96%	3.94%	3.96%	3.94%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of September 30, 2023, for the remainder of fiscal year 2023, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2023 (remainder)	$1,176	$324	$852
2024	4,467	1,210	3,257
2025	4,181	1,085	3,096
2026	4,118	965	3,153
2027	4,108	840	3,268
2028	3,509	723	2,786
Thereafter	19,682	2,908	16,774
Total	$41,241	$8,055	$33,186

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Total rental income recognized	$497	$398	$1,622	$1,727

The following table presents estimated lease payments, based on the Company's leases as lessor as of September 30, 2023, for the remainder of fiscal year 2023, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2023 (remainder)	$358
2024	1,234
2025	1,114
2026	968
2027	913
2028	561
Thereafter	1,839
Total	$6,987

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(24,729)	$(6,569)	$(18,160)
Less: Reclassification adjustments from AOCI realized in net income	135	36	99
Less: Amortization of unrealized losses on investment securities transferred to HTM	2,026	538	1,488
Net change in fair value of investment securities	(22,568)	(5,995)	(16,573)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	3,151	838	2,313
Net change in fair value of derivatives	3,151	838	2,313

SERPs:
Amortization of net actuarial gain	(19)	(7)	(12)
Amortization of net transition obligation	2	2	—
SERPs	(17)	(5)	(12)

Other comprehensive loss	$(19,434)	$(5,162)	$(14,272)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(37,854)	$(10,122)	$(27,732)
Less: Amortization of unrealized losses on investment securities transferred to HTM	2,319	620	1,699
Net change in fair value of investment securities	(35,535)	(9,502)	(26,033)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$4,360	$1,166	$3,194
Net change in fair value of derivatives	4,360	1,166	3,194

SERPs:
Amortization of net actuarial loss	20	5	15
Amortization of net transition obligation	5	2	3
SERPs	25	7	18

Other comprehensive loss	$(31,150)	$(8,329)	$(22,821)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(17,675)	$(4,696)	$(12,979)
Less: Reclassification adjustments from AOCI realized in net income	135	36	99
Less: Amortization of unrealized losses on investment securities transferred to HTM	5,670	1,506	4,164
Net change in fair value of investment securities	(11,870)	(3,154)	(8,716)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	4,329	1,139	3,190
Net change in fair value of derivatives	4,329	1,139	3,190

SERPs:
Amortization of net actuarial gain	(58)	(17)	(41)
Amortization of net transition obligation	6	2	4
SERPs	(52)	(15)	(37)

Other comprehensive loss	$(7,593)	$(2,030)	$(5,563)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2022
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(207,930)	$(55,598)	$(152,332)
Less: Amortization of unrealized losses on investment securities transferred to HTM	4,295	1,148	3,147
Net change in fair value of investment securities	(203,635)	(54,450)	(149,185)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$7,240	$1,936	$5,304
Net change in fair value of derivatives	7,240	1,936	5,304

Defined benefit retirement plan and SERPs: [1]
Net actuarial losses arising during the period	(952)	(255)	(697)
Amortization of net actuarial loss	284	76	208
Amortization of net transition obligation	14	4	10
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	4,230	1,642	2,588

Other comprehensive loss	$(192,165)	$(50,872)	$(141,293)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column subsequent to June 30, 2022 relates entirely to the SERPs.

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERPs	AOCI
Three Months Ended September 30, 2023
Balance at beginning of period	$(141,252)	$5,522	$455	$(135,275)

Other comprehensive income (loss) before reclassifications	(18,160)	2,313	—	(15,847)
Reclassification adjustments from AOCI	1,587	—	(12)	1,575
Total other comprehensive income (loss)	(16,573)	2,313	(12)	(14,272)

Balance at end of period	$(157,825)	$7,835	$443	$(149,547)

(dollars in thousands)	Investment Securities	Derivatives	SERPs	AOCI
Three Months Ended September 30, 2022
Balance at beginning of period	$(126,818)	$2,110	$(1,724)	$(126,432)

Other comprehensive income (loss) before reclassifications	(27,732)	3,194	—	(24,538)
Reclassification adjustments from AOCI	1,699	—	18	1,717
Total other comprehensive income (loss)	(26,033)	3,194	18	(22,821)

Balance at end of period	$(152,851)	$5,304	$(1,706)	$(149,253)

(dollars in thousands)	Investment Securities	Derivatives	SERPs	AOCI
Nine Months Ended September 30, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	(12,979)	3,190	—	(9,789)
Reclassification adjustments from AOCI	4,263	—	(37)	4,226
Total other comprehensive income (loss)	(8,716)	3,190	(37)	(5,563)

Balance at end of period	$(157,825)	$7,835	$443	$(149,547)

(dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Retirement Plan and SERPs [1]	AOCI
Nine Months Ended September 30, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive income (loss) before reclassifications	(152,332)	5,304	(697)	(147,725)
Reclassification adjustments from AOCI	3,147	—	3,285	6,432
Total other comprehensive income (loss)	(149,185)	5,304	2,588	(141,293)

Balance at end of period	$(152,851)	$5,304	$(1,706)	$(149,253)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column subsequent to June 30, 2022 relates entirely to the SERPs.

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended September 30,
Details about AOCI Components	2023	2022
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$(135)	$—	Net loss on sale of investment securities
Tax effect	36	—	Income tax benefit
Net of tax	(99)	—

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	(2,026)	(2,319)	Interest and dividends on investment securities
Tax effect	538	620	Income tax benefit
Net of tax	(1,488)	(1,699)

SERPs:
Amortization of net actuarial gain (loss)	19	(20)	Other operating expense - other
Amortization of net transition obligation	(2)	(5)	Other operating expense - other
Total before tax	17	(25)
Tax effect	(5)	7	Income tax (expense) benefit
Net of tax	12	(18)

Total reclassification adjustments from AOCI for the period, net of tax	$(1,575)	$(1,717)

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Nine Months Ended September 30,
Details about AOCI Components	2023	2022
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$(135)	$—	Net loss on sale of investment securities
Tax effect	36	—	Income tax benefit
Net of tax	$(99)	$—

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	(5,670)	(4,295)	Interest and dividends on investment securities
Tax effect	1,506	1,148	Income tax benefit
Net of tax	(4,164)	(3,147)

Defined benefit retirement plan and SERPs: [1]
Amortization of net actuarial gain (loss)	58	(284)	Other operating expense - other
Amortization of net transition obligation	(6)	(14)	Other operating expense - other
Settlement	—	(4,884)	Other operating expense - other
Total before tax	52	(5,182)
Tax effect	(15)	1,897	Income tax (expense) benefit
Net of tax	37	(3,285)

Total reclassification adjustments from AOCI for the period, net of tax	$(4,226)	$(6,432)

[1] During the second quarter of 2022, the Company settled all obligations related to its defined benefit retirement plan. As a result, the AOCI balance in the defined benefit retirement plan and SERPs column subsequent to June 30, 2022 relates entirely to the SERPs.

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income	$13,141	$16,715	$43,803	$53,747

Weighted average common shares outstanding - basic	27,042,762	27,356,614	27,022,141	27,487,237
Dilutive effect of employee stock options and awards	36,722	144,598	59,400	178,960
Weighted average common shares outstanding - diluted	27,079,484	27,501,212	27,081,541	27,666,197

Basic earnings per share	$0.49	$0.61	$1.62	$1.96
Diluted earnings per share	$0.49	$0.61	$1.62	$1.94

Anti-dilutive employee stock options and awards	23,830	8,495	24,281	4,092

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. As of September 30, 2023, the weighted average discount rate used in the valuation of loans was 8.01%. In accordance with ASU 2016-01, the fair value of loans are measured based on the notion of exit price.

Loans Held for Sale

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report the fair values of Hawaii and U.S. Mainland construction and commercial real estate loans, if any, net of estimated selling costs on our consolidated balance sheets.

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. As of September 30, 2023, the weighted average discount rate used in the valuation of time deposits was 5.64%.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. As of September 30, 2023, the weighted average discount rate used in the valuation of long-term debt was 7.68%.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Financial assets:
Cash and due from financial institutions	$108,818	$108,818	$108,818	$—	$—
Interest-bearing deposits in other financial institutions	329,913	329,913	329,913	—	—
Investment securities	1,265,306	1,157,140	—	1,150,106	7,034
Loans, net of ACL	5,444,193	4,977,934	—	—	4,977,934
Accrued interest receivable	21,529	21,529	21,529	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,969,523	1,969,523	1,969,523	—	—
Interest-bearing demand and savings and money market	3,555,393	3,555,393	3,555,393	—	—
Time	1,349,829	1,336,148	—	—	1,336,148
Long-term debt	156,041	138,733	—	—	138,733
Accrued interest payable (included in other liabilities)	16,752	16,752	16,752	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,331,239	$—	$1,299	$—	$1,299	$—
Standby letters of credit and financial guarantees written	3,262	—	49	—	49	—

Derivatives:
Risk participation agreements	36,227	—	—	—	—	—
Back-to-back swap agreements:
Assets	35,262	5,043	5,043	—	—	5,043
Liabilities	(35,262)	(5,043)	(5,043)	—	—	(5,043)
Interest rate swap agreements	115,545	10,135	10,135	—	—	10,135

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and due from financial institutions	$97,150	$97,150	$97,150	$—	$—
Interest-bearing deposits in other financial institutions	14,894	14,894	14,894	—	—
Investment securities	1,336,677	1,268,574	—	1,261,306	7,268
Loans held for sale	1,105	1,105	—	1,105	—
Loans, net of ACL	5,491,728	5,043,436	—	—	5,043,436
Accrued interest receivable	20,345	20,345	20,345	—	—

Financial liabilities:
Deposits:
Noninterest-bearing demand	2,092,823	2,092,823	2,092,823	—	—
Interest-bearing demand and savings and money market	3,652,195	3,652,195	3,652,195	—	—
Time	991,205	975,086	—	—	975,086
Short-term borrowings	5,000	5,000	—	5,000	—
Long-term debt	105,859	93,729	—	—	93,729
Accrued interest payable (included in other liabilities)	4,739	4,739	4,739	—	—

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Off-balance sheet financial instruments:
Commitments to extend credit	$1,328,791	$—	$1,270	$—	$1,270	$—
Standby letters of credit and financial guarantees written	5,367	—	80	—	80	—

Derivatives:
Forward sale commitments	1,110	8	8	—	8	—
Risk participation agreements	36,835	—	—	—	—	—
Back-to-back swap agreements:
Assets	32,335	4,611	4,611	—	—	4,611
Liabilities	(32,335)	(4,611)	(4,611)	—	—	(4,611)
Interest rate swap agreements	115,545	5,986	5,986	—	—	5,986

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$124,977	$—	$118,614	$6,363
Corporate securities	30,020	—	30,020	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	21,492	—	21,492	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	378,872	—	378,872	—
Residential - Non-government agencies	12,079	—	11,408	671
Commercial - U.S. Government-sponsored enterprises	43,048	—	43,048	—
Commercial - Non-government agencies	14,765	—	14,765	—
Total available-for-sale investment securities	625,253	—	618,219	7,034

Derivatives:
Interest rate swap agreements	10,135	—	—	10,135
Total derivatives	10,135	—	—	10,135
Total	$635,388	$—	$618,219	$17,169

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities:
Debt securities:
States and political subdivisions	$135,752	$—	$129,168	$6,584
Corporate securities	30,211	—	30,211	—
U.S. Treasury obligations and direct obligations of U.S. Government agencies	25,715	—	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	423,803	—	423,803	—
Residential - Non-government agencies	8,662	—	7,978	684
Commercial - U.S. Government-sponsored enterprises	46,144	—	46,144	—
Commercial - Non-government agencies	1,507	—	1,507	—
Total available-for-sale investment securities	671,794	—	664,526	7,268

Derivatives:
Interest rate lock commitments	8	—	8	—
Interest rate swap agreements	5,986	—	—	5,986
Total derivatives	5,994	—	8	5,986
Total	$677,788	$—	$664,534	$13,254

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2022	$6,584	$684	$5,986	$13,254
Principal payments received	(172)	(17)	—	(189)
Unrealized net gain (loss) included in other comprehensive income	(49)	4	4,149	4,104
Balance at September 30, 2023	$6,363	$671	$10,135	$17,169

Balance at December 31, 2021	$7,681	$938	$—	$8,619
Principal payments received	(157)	(17)	—	(174)
Unrealized net gain (loss) included in other comprehensive income	(842)	(186)	6,966	5,938
Additions	—	—	(50)	(50)
Balance at September 30, 2022	$6,682	$735	$6,916	$14,333

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu, which had an aggregate fair value of $6.4 million at September 30, 2023, compared to $6.6 million at December 31, 2022.

Within the other MBS non-agency category, the Company held two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million at September 30, 2023 and also remained relatively unchanged from $0.7 million at December 31, 2022.

The Company estimates the aggregate fair value of $17.2 million and $13.3 million as of September 30, 2023 and December 31, 2022, respectively, by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company's City & County of Honolulu mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of September 30, 2023, the weighted average discount rate utilized was 6.77%, compared to 6.41% at December 31, 2022, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

As discussed in Note 7 - Derivatives, during the first quarter of 2022, the Company entered into a forward starting interest rate swap, which was measured at fair value using Level 3 inputs. The significant unobservable input used in the fair value measurement of the Company's forward starting interest rate swap is the weighted-average discount rate. As of September 30, 2023, the weighted average discount rate utilized was 4.12%, compared to 3.31% at December 31, 2022.

There were no financial assets or liabilities measured on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

16. LEGAL PROCEEDINGS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, and net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our Banking-as-a-Service ("BaaS") initiative; and (iv) any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believe," "plan," "anticipate," "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Central Pacific Bank is a full-service community bank with 27 branches and 58 ATMs located throughout the State of Hawaii as of September 30, 2023.

The Bank offers traditional deposit and lending products and services to consumer and business customers such as accepting demand, money market, savings and time deposits, originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans and fiduciary and investment management services.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At September 30, 2023 and December 31, 2022, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the quarterly period ended September 30, 2023, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2022, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2022 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended September 30, 2023 was $13.1 million, or $0.49 per diluted share, compared to net income of $16.7 million, or $0.61 per diluted share for the three months ended September 30, 2022. Net income for the nine months ended September 30, 2023 was $43.8 million, or $1.62 per diluted share, compared to net income of $53.7 million, or $1.94 per diluted share for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2022 included an $8.5 million non-recurring gain on sale of Class B common stock of Visa, Inc., partially offset by a $4.9 million non-recurring, non-cash settlement charge related to the termination and settlement of our defined benefit pension plan.

During the three months ended September 30, 2023, the Company recorded a debit to the provision for credit losses of $4.9 million, compared to a debit to the provision of $0.4 million during the three months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recorded a debit to the provision for credit losses of $11.0 million, compared to a credit to the provision of $1.8 million during the nine months ended September 30, 2022. The increase in the provision for credit losses during the three and nine months ended September 30, 2023, compared to the same year-ago periods, is primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Excluding the provision for credit losses and income tax expense, the Company's pre-provision net revenue ("PPNR") for the three months ended September 30, 2023 was $22.4 million, compared to $23.0 million for the three months ended September 30, 2022. PPNR for the nine months ended September 30, 2023 was $68.7 million, compared to PPNR of $70.0 million for the nine months ended September 30, 2022.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average assets	0.70%	0.91%	0.78%	0.98%
Return on average shareholders’ equity	10.95	14.49	12.33	14.62
Basic earnings per share	$0.49	$0.61	$1.62	$1.96
Diluted earnings per share	0.49	0.61	1.62	1.94

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures in addition to our GAAP results to provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$13,141	$16,715	$43,803	$53,747
Add: Income tax expense	4,349	5,919	13,880	18,141
Pre-tax income	17,490	22,634	57,683	71,888
Add: Provision (credit) for credit losses	4,874	362	11,045	(1,844)
PPNR	$22,364	$22,996	$68,728	$70,044

Efficiency Ratio

The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of the Company's business results and operating efficiency, which is calculated by dividing total other operating expense by total revenue (net interest income and total other operating income).

The following table presents a calculation of our efficiency ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Total other operating expense	$39,611	$41,998	$121,621	$125,552

Net interest income	$51,928	$55,365	$158,858	$159,278
Total other operating income	10,047	9,629	31,491	36,318
Total revenue	$61,975	$64,994	$190,349	$195,596

Efficiency ratio	63.91%	64.62%	63.89%	64.19%

Our efficiency ratio improved slightly to 63.91% in the third quarter of 2023, compared to 64.62% in the year-ago quarter. For the nine months ended September 30, 2023, our efficiency ratio improved slightly to 63.89%, compared to 64.19% in the year-ago period.

The lower efficiency ratio in the third quarter of 2023 was primarily due to higher other operating income, combined with lower other operating expense, partially offset by lower net interest income compared to the year-ago period.

Recent Industry Developments

Beginning in March 2023, the banking industry experienced significant volatility due to recent high-profile regional bank failures, which resulted in industry-wide concerns related to liquidity, deposit outflows, unrealized or unrecognized losses on investment securities and impacting consumer confidence in the banking industry. As a result, the Company took a number of preemptive actions during the first half of 2023, which included pro-active outreach to clients and other liquidity contingency planning actions, such as maximizing funding sources and increasing liquidity monitoring in response to these recent developments.

Despite industry and market volatility, we believe the Company’s balance sheet, asset quality and liquidity position remained solid. The Company's total deposits of $6.87 billion increased by $69.0 million during the three months ended September 30, 2023 and increased by $138.5 million during the nine months ended September 30, 2023. The Company's deposit portfolio is diversified and long-tenured and 65% of total deposits were FDIC-insured or collateralized as of September 30, 2023. The Company had $438.7 million in cash on its balance sheet and approximately $2.47 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities as of September 30, 2023. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 122%.

Finally, the Company’s capital remained strong with the leverage, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 capital ratios of 8.7%, 11.9%, 14.1%, and 11.0%, respectively, as of September 30, 2023, all exceeding "well capitalized" regulatory standards.

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

On August 8, 2023, a series of wildfires broke out on the Island of Maui, in Kula, Upcountry Maui, Kihei, and most devastatingly in the town of Lahaina. The wildfires took the lives of at least 98 people and destroyed over 2,200 structures, of which approximately 86% were residential homes. The disaster area had more than 800 business establishments with about 7,000 employees. Initial unemployment claims jumped from an average of 130 cases per week before the wildfire to 865 cases in the first week after the fire, to 4,449 in the second week, and to 2,705 cases in the third week. A total of 88 transpacific flights to Maui were cancelled in August, representing 23,083 air seats. Visitors to Maui decreased by approximately 58% in August 2023 compared to August 2022. West Maui officially reopened to visitors in early October 2023 and government officials are encouraging travelers to return to Maui, while avoiding the affected area, to support its economic recovery.

The Company did not sustain any damages to its facilities or ATMs on Maui. As of September 30, 2023, the Company had approximately $107 million in loans to borrowers in Maui, of which the Company has estimated $78 million were not impacted by the Maui wildfires. This estimate is based on the information available to the Company at the time of this filing. Additional information, as it becomes available, could change this estimate.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The Company granted 142 loan payment deferrals on loan balances totaling $32.7 million as of September 30, 2023.

While the Maui wildfires will likely lead to sharp and persistent economic losses on the island of Maui, there may be limited adverse effects on the broader Hawaii economy. Although Maui represents a significant share of Hawaii's tourism, and total visitors to Hawaii have fallen, many believe some would-be visitors to Maui will instead travel to the other Hawaiian Islands, such as Oahu, Kauai or Hawaii Island.

Prior to the Maui wildfires, Hawaii’s economy continued its recovery from the COVID-19 pandemic. According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 6.7 million visitors arrived to the Hawaiian Islands year-to-date through August 31, 2023, mainly from the U.S. Mainland. This was an 8.0% increase from the 6.2 million visitors during the same period last year, and represents a recovery of approximately 94% from the 7.1 million visitors during the same period in the pre-pandemic and record year in 2019. Japanese visitor arrivals continue to increase modestly, however, year-to-date through August 31, 2023, are only at around 32% of pre-pandemic levels. According to more recent available data from the Department of Business, Economic Development and Tourism, Japanese visitor arrivals are now at approximately 48% of pre-pandemic levels based on the 7-day moving average as of October 15, 2023 compared to the same 7 days in 2019.

Total spending for visitors arriving in the eight months ended August 31, 2023 was $14.41 billion, up 10.1% from $13.10 billion in the same period last year, and up by 19.6% from $12.06 billion in the eight months ended August 31, 2019.

According to a September 2023 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.4 million in 2023, which is lower than previously projected due to the Maui wildfires, but an increase of approximately 1.9% from 9.2 million last year. Visitor spending is expected to increase approximately 1.7% to $19.57 billion in 2023 which would exceed last year's record year for visitor spending of $19.25 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate improved to 2.8% in the month of September 2023, compared to 3.7% in the month of September 2022 and the national seasonally adjusted unemployment rate of 3.8% in the month of September 2023. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to be approximately 3.7% in 2023.

Real estate is lending one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity and prices, there continues to be strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes and condominiums in the nine months ended September 30, 2023 were down 30.5% and 31.2%, respectively, from the same prior year period. The Oahu single-family home median price in the nine months ended September 30, 2023 fell 5.4% to $1.05 million from $1.11 million in the same prior year period. The Oahu condominium median price in the nine months ended September 30, 2023 fell 1.0% to $505,000 from $510,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 2.9% and real gross state product to grow by 3.4% for 2023.

Banking-as-a-Service Initiative

In January 2022, the Company announced the launch of a new Banking-as-a-Service ("BaaS") initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with fintech companies. In the first quarter of 2022, the Company made a $2.0 million minority equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. During the fourth quarter of 2022, Swell launched a consumer banking application that combined checking, credit and more into one integrated account, and Central Pacific Bank serving as the bank sponsor. As a result of a variety of adverse factors affecting Swell’s business and its strategy, the portfolio of Swell Cash and Credit accounts, which were immaterial, were closed in June 2023 and the Bank is no longer serving as the bank sponsor of Swell. As discussed in Note 5 - Investments in Unconsolidated Entities in the accompanying notes to the consolidated financial statements in this report, the Company entered into a transaction with Swell in the third quarter of 2023 whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The Company cannot provide any assurance that the platform usage fees will be collected.

Due to the current operating environment, the BaaS initiative is not expected to have a material impact on the Company's financial statements in 2023. The Company continues to evaluate potential future BaaS opportunities.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022. A comparison of net interest income on a taxable-equivalent basis for the three and nine months ended September 30, 2023 and 2022 is presented below.

(dollars in thousands)	Three Months Ended September 30,
	2023			2022			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$177,780	5.38%	$2,412	$19,802	2.14%	$107	$157,978	3.24%	$2,305
Investment securities:
Taxable (1)	1,354,039	2.07	7,016	1,445,781	1.92	6,934	(91,742)	0.15	82
Tax-exempt (1)	149,824	2.40	897	158,052	2.57	1,018	(8,228)	(0.17)	(121)
Total investment securities	1,503,863	2.10	7,913	1,603,833	1.98	7,952	(99,970)	0.12	(39)
Loans, including loans held for sale (2)	5,507,248	4.49	62,162	5,355,088	3.84	51,686	152,160	0.65	10,476
FHLB stock	10,975	4.09	113	13,050	4.23	138	(2,075)	(0.14)	(25)
Total interest earning assets	7,199,866	4.01	72,600	6,991,773	3.41	59,883	208,093	0.60	12,717
Noninterest-earning assets	310,671			328,978			(18,307)
Total assets	$7,510,537			$7,320,751			$189,786

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,339,294	0.14%	$460	$1,450,434	0.06%	$217	$(111,140)	0.08%	$243
Savings and money market deposits	2,209,835	1.16	6,464	2,208,037	0.19	1,054	1,798	0.97	5,410
Time deposits up to $250,000	449,844	3.38	3,827	228,707	0.42	245	221,137	2.96	3,582
Time deposits over $250,000	844,842	3.49	7,441	443,178	0.76	847	401,664	2.73	6,594
Total interest-bearing deposits	4,843,815	1.49	18,192	4,330,356	0.22	2,363	513,459	1.27	15,829
FHLB advances and other short-term borrowings	—	—	—	102,777	2.55	660	(102,777)	(2.55)	(660)
Long-term debt	156,005	5.83	2,292	105,760	4.80	1,281	50,245	1.03	1,011
Total interest-bearing liabilities	4,999,820	1.63	20,484	4,538,893	0.38	4,304	460,927	1.25	16,180
Noninterest-bearing deposits	1,894,256			2,204,965			(310,709)
Other liabilities	136,343			115,565			20,778
Total liabilities	7,030,419			6,859,423			170,996
Total equity	480,118			461,328			18,790
Total liabilities and equity	$7,510,537			$7,320,751			$189,786

Net interest income			$52,116			$55,579			$(3,463)

Interest rate spread		2.38%			3.03%			(0.65)%

Net interest margin		2.88%			3.17%			(0.29)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $52.1 million for the third quarter of 2023, representing a decrease of $3.5 million, or 6.2% from $55.6 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to an increase in interest expense of $16.2 million, which was attributable to increases in average balances and average rates paid on interest-bearing deposits and long-term debt. The increases in average balances and average rates paid on interest-bearing deposits reflects the continued shift in the deposit portfolio composition from demand to higher cost savings and money market and time deposits. These increases outpaced the increases in average balances and average yields earned on loans.

Interest Income

Taxable-equivalent interest income was $72.6 million for the third quarter of 2023, representing an increase of $12.7 million, or 21.2%, from $59.9 million in the year-ago quarter. The increase during the third quarter of 2023, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 65 basis points ("bps"), resulting in an increase in interest income of approximately $9.0 million, combined with an increase in average loan balances of $152.2 million, resulting in an increase in interest income of approximately $1.5 million. In addition, increases in the average balances and average yield earned on interest-bearing deposits in other financial institutions resulted in an increase in interest income of approximately $2.3 million.

Interest Expense

Interest expense was $20.5 million for the third quarter of 2023, representing an increase of $16.2 million, or 375.9%, from $4.3 million in the year-ago quarter. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 1.49% increased by 127 bps from the year-ago quarter, resulting in an increase in interest expense of approximately $14.8 million, and average interest-bearing deposit balances increased by $513.5 million from the year-ago quarter, resulting in an increase in interest expense of approximately $1.0 million. Average balances and average rates paid on long-term debt increased by $50.2 million and 103 bps, respectively, resulting in an increase in interest expense of approximately $1.0 million from the year-ago quarter.

Net Interest Margin

Our net interest margin of 2.88% for the third quarter of 2023 decreased by 29 bps from 3.17% in the year-ago quarter. The decrease in net interest margin for the third quarter of 2023 was primarily attributable to increases in average rates paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on loans, interest-bearing deposits in other financial institutions and investment securities.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target was 0.00%-0.25%. Over the last 16 months, the FRB has raised the Federal Funds Rate by more than five percentage points, to the current 5.25-5.50%, a 22-year high.

Federal Reserve officials indicated that they anticipate one more hike before the end of the year and interest rates staying higher for longer with two cuts, or two fewer cuts than previously indicated, next year. The Company anticipates its average loan yield will continue to increase in the rising interest rate environment. Deposit and borrowing costs will also increase. The extent will depend on the competitive market environment and the Company's ability to retain and grow lower cost deposits. Such factors will influence the future direction of the net interest margin. In addition to the impacts from changes in monetary policy, other economic conditions may impact financial results in future periods. Inflationary concerns, labor shortages, changes to the political and regulatory environment, including geopolitical conflicts, supply chain disruptions and the possibility of future bank failures, could adversely impact the economy, which could negatively impact our financial results as well as our customers’ creditworthiness. In light of these potential issues, we continue to monitor our liquidity and capital positions.

(dollars in thousands)	Nine Months Ended September 30,
	2023			2022			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$91,202	5.23%	$3,566	$94,076	0.53%	$370	$(2,874)	4.70%	$3,196
Investment securities:
Taxable investment securities (1)	1,376,294	2.08	21,497	1,473,989	1.90	20,958	(97,695)	0.18	539
Tax-exempt investment securities (1)	151,611	2.48	2,818	160,144	2.56	3,073	(8,533)	(0.08)	(255)
Total investment securities	1,527,905	2.12	24,315	1,634,133	1.96	24,031	(106,228)	0.16	284
Loans, including loans held for sale (2)	5,525,476	4.37	180,886	5,231,098	3.67	143,598	294,378	0.70	37,288
FHLB stock	11,687	4.21	369	10,019	3.53	265	1,668	0.68	104
Total interest earning assets	7,156,270	3.90	209,136	6,969,326	3.22	168,264	186,944	0.68	40,872
Noninterest-earning assets	316,620			354,270			(37,650)
Total assets	$7,472,890			$7,323,596			$149,294

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,373,831	0.12%	$1,234	$1,437,034	0.04%	$473	$(63,203)	0.08%	$761
Savings and money market deposits	2,188,585	0.89	14,520	2,208,449	0.10	1,700	(19,864)	0.79	12,820
Time deposits up to $250,000	394,464	2.92	8,604	223,343	0.33	548	171,121	2.59	8,056
Time deposits over $250,000	775,615	3.08	17,860	461,180	0.44	1,503	314,435	2.64	16,357
Total interest-bearing deposits	4,732,495	1.19	42,218	4,330,006	0.13	4,224	402,489	1.06	37,994
FHLB advances and other short-term borrowings	31,182	4.88	1,139	34,756	2.55	662	(3,574)	2.33	477
Long-term debt	146,513	5.78	6,329	105,699	4.37	3,455	40,814	1.41	2,874
Total interest-bearing liabilities	4,910,190	1.35	49,686	4,470,461	0.25	8,341	439,729	1.10	41,345
Noninterest-bearing deposits	1,957,267			2,250,496			(293,229)
Other liabilities	131,577			112,478			19,099
Total liabilities	6,999,034			6,833,435			165,599
Shareholders’ equity	473,856			490,140			(16,284)
Non-controlling interest	—			21			(21)
Total equity	473,856			490,161			(16,305)
Total liabilities and equity	$7,472,890			$7,323,596			$149,294

Net interest income			$159,450			$159,923			$(473)

Interest rate spread		2.55%			2.97%			(0.42)%

Net interest margin		2.98%			3.06%			(0.08)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $159.5 million for the nine months ended September 30, 2023, representing a decrease of 0.3% from $159.9 million in the nine months ended September 30, 2022. The decrease from the year-ago period was primarily due to higher average balances and average rates paid on interest-bearing deposits and long-term debt, combined with a decrease in average investment securities balances. These negative variances were partially offset by increases in average loan balances, combined with increases in average yields earned on loans, interest-bearing deposits in other financial institutions and investment securities.

Interest Income

Taxable-equivalent interest income was $209.1 million for the nine months ended September 30, 2023, representing an increase of $40.9 million, or 24.3%, from $168.3 million in the year-ago period. The increase was primarily attributable to increases in average yields earned on loans of 70 bps and average loan balances of $294.4 million, resulting in increases in interest income of approximately $29.1 million and $8.1 million, respectively. In addition, the average yields earned on interest-bearing deposits in other financial institutions and investment securities increased by 470 bps and 16 bps, respectively, resulting in an increase in interest income of approximately $3.2 million and $1.8 million, respectively. These increases were partially offset by a decrease in average investment securities balances of $106.2 million during the nine months ended September 30, 2023, compared to the year-ago period, resulting in a decrease in interest income of approximately $1.5 million.

Interest Expense

Interest expense was $49.7 million for the nine months ended September 30, 2023, which increased by $41.3 million, or 495.7%, from $8.3 million in the year-ago period. Due to the rising interest rate environment, average rates paid on interest-bearing deposits of 1.19% increased by 106 bps and average interest-bearing deposit balances increased by $402.5 million from the year-ago period, resulting in increases in interest expense of approximately $36.6 million and $1.4 million, respectively. Increases in average balances and average rates paid on long-term debt of $40.8 million and 141 bps, respectively, resulted in an increase in interest expense of approximately $2.9 million from the year-ago period.

Net Interest Margin

Our net interest margin of 2.98% for the nine months ended September 30, 2023 decreased by 8 bps from 3.06% in the year-ago period. As previously discussed, the decrease in net interest margin for the nine months ended September 30, 2023 compared to the year-ago period was primarily attributable to the aforementioned increases in average rates paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on loans, interest-bearing deposits in other financial institutions and investment securities.

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

	Three Months Ended September 30, 2023 Compared To September 30, 2022			Nine Months Ended September 30, 2023 Compared To September 30, 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$852	$1,453	$2,305	$(11)	$3,207	$3,196
Investment securities:
Taxable investment securities (1)	(434)	516	82	(1,361)	1,900	539
Tax-exempt investment securities (1)	(55)	(66)	(121)	(164)	(91)	(255)
Total investment securities	(489)	450	(39)	(1,525)	1,809	284
Loans, including loans held for sale (2)	1,470	9,006	10,476	8,141	29,147	37,288
FHLB stock	(21)	(4)	(25)	44	60	104
Total interest earning assets	1,812	10,905	12,717	6,649	34,223	40,872

Interest-bearing liabilities:
Interest-bearing demand deposits	(17)	260	243	(20)	781	761
Savings and money market deposits	1	5,409	5,410	(15)	12,835	12,820
Time deposits up to $250,000	233	3,349	3,582	422	7,634	8,056
Time deposits over $250,000	771	5,823	6,594	1,036	15,321	16,357
Total interest-bearing deposits	988	14,841	15,829	1,423	36,571	37,994
FHLB advances and other short-term borrowings	(660)	—	(660)	(68)	545	477
Long-term debt	607	404	1,011	1,332	1,542	2,874
Total interest-bearing liabilities	935	15,245	16,180	2,687	38,658	41,345

Net interest income	$877	$(4,340)	$(3,463)	$3,962	$(4,435)	$(473)

(1) At amortized cost.
(2) Includes nonaccrual loans.

Provision for Credit Losses

During the third quarter of 2023, we recorded a provision for credit losses of $4.9 million, which consisted of a provision for credit losses on loans of $4.5 million and a provision for credit losses on off-balance sheet credit exposures of $0.4 million.

During the nine months ended September 30, 2023, we recorded a provision for credit losses of $11.0 million, which consisted of a provision for credit losses on loans of $10.3 million and a provision for credit losses on off-balance sheet credit exposures of $0.7 million.

During the third quarter of 2022, we recorded a provision for credit losses of $0.4 million, which consisted of a debit to the provision for credit losses on loans of $0.7 million, offset by a credit to the provision for credit losses on off-balance sheet credit exposures of $0.3 million.

During the nine months ended September 30, 2022, we recorded a credit to the provision for credit losses of $1.8 million, which consisted of a credit to the provision for credit losses on loans of $0.7 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $1.1 million.

The increase in the provision for credit losses on loans during the three and nine months ended September 30, 2023, compared to the same year-ago periods, is primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

We did not record a provision for credit losses on investment securities during the three and nine months ended September 30, 2023 and 2022.

We recorded net charge-offs of $3.9 million during the third quarter of 2023, compared to net charge-offs of $1.6 million in the year-ago quarter.

We recorded net charge-offs of $9.5 million during the nine months ended September 30, 2023, compared to net charge-offs of $3.0 million in the year-ago period.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating income:
Mortgage banking income	$765	$831	$(66)	-7.9%
Service charges on deposit accounts	2,193	2,138	55	2.6
Other service charges and fees	5,203	4,955	248	5.0
Income from fiduciary activities	1,234	1,165	69	5.9
Net (loss) gain on sales of investment securities	(135)	—	(135)	N.M.
Income from bank-owned life insurance	379	167	212	126.9
Other:
Equity in earnings of unconsolidated entities	13	57	(44)	-77.2
Income recovered on nonaccrual loans previously charged-off	48	20	28	140.0
Other recoveries	34	19	15	78.9
Unrealized gains (losses) on loans held for sale	4	(66)	70	-106.1
Commissions on sale of checks	77	79	(2)	-2.5
Other	232	264	(32)	-12.1
Total other operating income	$10,047	$9,629	$418	4.3

Not meaningful ("N.M.")

For the third quarter of 2023, total other operating income was $10.0 million, which increased by $0.4 million, or 4.3%, from $9.6 million in the year-ago quarter. The increase was primarily due to higher other service charges and fees of $0.2 million and higher income from bank-owned life insurance ("BOLI") of $0.2 million, compared to the year-ago quarter.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating income:
Mortgage banking income	$1,981	$3,143	$(1,162)	-37.0%
Service charges on deposit accounts	6,441	6,025	416	6.9
Other service charges and fees	15,182	14,053	1,129	8.0
Income from fiduciary activities	3,623	3,507	116	3.3
Net (loss) gain on sales of investment securities	(135)	8,506	(8,641)	-101.6
Income from bank-owned life insurance	2,855	(322)	3,177	-986.6
Other:
Equity in earnings of unconsolidated entities	(12)	173	(185)	-106.9
Income recovered on nonaccrual loans previously charged-off	385	165	220	133.3
Other recoveries	156	76	80	105.3
Unrealized gains (losses) on loans held for sale	3	(67)	70	-104.5
Commissions on sale of checks	237	232	5	2.2
Other	775	827	(52)	-6.3
Total other operating income	$31,491	$36,318	$(4,827)	-13.3

For the nine months ended September 30, 2023, total other operating income was $31.5 million, which decreased by $4.8 million, or 13.3%, from $36.3 million in the year-ago period. The decrease from the year-ago period was primarily due to a non-recurring $8.6 million gain on sale of Class B common stock of Visa, Inc. ("Visa") recorded in the second quarter of 2022. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at a zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. In addition, the Company recorded lower mortgage banking income of $1.2 million during the nine months ended September 30, 2023, compared to the same year-ago period. These decreases were partially offset by higher income from BOLI of $3.2 million during the nine months ended September 30, 2023, compared to the same year-ago period.

The lower mortgage banking income during the three and nine months ended September 30, 2023 was primarily attributable to lower origination activity due to the rising interest rate environment. The higher income from BOLI during the three and nine months ended September 30, 2023 was primarily attributable to volatile equity market returns and their impact on corporate-owned life insurance policies used to hedge deferred compensation expense.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$19,015	$22,778	$(3,763)	-16.5%
Net occupancy	4,725	4,743	(18)	-0.4
Equipment	1,112	1,085	27	2.5
Communication	809	712	97	13.6
Legal and professional services	2,359	2,573	(214)	-8.3
Computer software	4,473	4,138	335	8.1
Advertising	968	1,150	(182)	-15.8
Other:
Pension plan and SERP expense	95	100	(5)	-5.0
Charitable contributions	103	185	(82)	-44.3
FDIC insurance assessment	1,019	518	501	96.7
Miscellaneous loan expenses	354	338	16	4.7
ATM and debit card expenses	874	778	96	12.3
Armored car expenses	569	349	220	63.0
Entertainment and promotions	450	281	169	60.1
Stationery and supplies	204	182	22	12.1
Directors’ fees and expenses	308	389	(81)	-20.8
Directors' deferred compensation plan (credit) expense	113	(83)	196	-236.1
Branch consolidation costs	—	404	(404)	-100.0
(Gain) loss on disposal of fixed assets	(4)	1	(5)	-500.0
Loss on sale of loans	197	—	197	N.M.
Other	1,868	1,377	491	35.7
Total other operating expense	$39,611	$41,998	$(2,387)	-5.7

Not meaningful ("N.M.")

For the third quarter of 2023, total other operating expense was $39.6 million, which decreased by $2.4 million, or 5.7%, from $42.0 million in the year-ago quarter. The decrease was primarily due to lower salaries and employee benefits of $3.8 million compared to the year-ago quarter, partially offset by higher FDIC insurance assessment of $0.5 million and computer software expense of $0.3 million. The decline in salaries and employee benefits is primarily due to lower incentive accruals and deferred compensation expense, as well as management of personnel count.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$61,886	$66,089	$(4,203)	-6.4%
Net occupancy	13,509	12,965	544	4.2
Equipment	2,990	3,242	(252)	-7.8
Communication	2,378	2,262	116	5.1
Legal and professional services	7,714	8,115	(401)	-4.9
Computer software	13,700	10,844	2,856	26.3
Advertising	2,843	3,450	(607)	-17.6
Other:
Pension plan and SERP expense	285	5,413	(5,128)	-94.7
Foreclosed asset expense	—	1	(1)	-100.0
Charitable contributions	394	388	6	1.5
FDIC insurance assessment	3,126	1,725	1,401	81.2
Miscellaneous loan expenses	946	1,127	(181)	-16.1
ATM and debit card expenses	2,520	2,278	242	10.6
Armored car expenses	1,278	854	424	49.6
Entertainment and promotions	1,321	1,039	282	27.1
Stationery and supplies	641	578	63	10.9
Directors’ fees and expenses	978	904	74	8.2
Directors' deferred compensation plan (credit) expense	(279)	(1,083)	804	-74.2
Branch consolidation costs	—	612	(612)	-100.0
(Gain) loss on disposal of fixed assets	(2)	3	(5)	-166.7
Loss on sale of loans	197	—	197	N.M.
Other	5,196	4,746	450	9.5
Total other operating expense	$121,621	$125,552	$(3,931)	-3.1

Not meaningful ("N.M.")

For the nine months ended September 30, 2023, total other operating expense was $121.6 million and decreased by $3.9 million, or 3.1%, from $125.6 million in the same year-ago period. The decrease was primarily due to a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022, combined with lower salaries and employee benefits of $4.2 million, compared to the same year-ago period. These decreases were partially offset by higher computer software expense of $2.9 million and higher FDIC insurance assessment of $1.4 million compared to the same year-ago period.

Income Taxes

The Company recorded income tax expense of $4.3 million for the third quarter of 2023, compared to $5.9 million in the same year-ago period. The effective tax rate for the third quarter of 2023 was 24.87%, compared to 26.15% in the same year-ago period.

The Company recorded income tax expense of $13.9 million for the nine months ended September 30, 2023, compared to $18.1 million in the same year-ago period. The effective tax rate for the nine months ended September 30, 2023 was 24.06%, compared to 25.24% in the same year-ago period. The decrease in the effective tax rate for the three and nine months ended September 30, 2023 was primarily attributable to higher tax-exempt BOLI income compared to the same year-ago periods, combined with lower pre-tax income compared to the same year-ago periods.

The valuation allowance on our net deferred tax assets ("DTA") at September 30, 2023 and December 31, 2022 totaled $3.4 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Net of the valuation allowance, the Company's DTA totaled $39.6 million at September 30, 2023, compared to a DTA of $48.5 million as of December 31, 2022, and is included in other assets on our consolidated balance sheets. The decrease in DTA was primarily due to projected utilization of net operating loss carryforwards, which arose in 2022 due to unrealized losses on investment securities.

Financial Condition

Total assets were $7.64 billion at September 30, 2023 and increased by $205.2 million, or 2.8%, from $7.43 billion at December 31, 2022.

Investment Securities

Investment securities totaled $1.27 billion at September 30, 2023, which decreased by $71.4 million, or 5.3%, from $1.34 billion at December 31, 2022. The decrease in the investment securities portfolio reflects principal runoff of $77.0 million and a market valuation reduction on the AFS portfolio of $11.9 million, partially offset by purchases of investment securities of $19.1 million. The decline in the market valuation was primarily driven by the rising interest rate environment.

To mitigate the potential future impact to capital through AOCI due to the fluctuation in market valuation, during the first half of 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications.

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

Loans

The following table presents outstanding loans by category and geographic location as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Hawaii:
Commercial and industrial:
SBA Paycheck Protection Program ("SBA PPP")	$1,410	$2,555	$(1,145)	(44.8)%
Other	405,023	383,665	21,358	5.6
Real estate:
Construction	174,057	150,208	23,849	15.9
Residential mortgage	1,930,740	1,940,999	(10,259)	(0.5)
Home equity	753,980	739,380	14,600	2.0
Commercial mortgage	1,045,625	1,029,708	15,917	1.5
Consumer	338,248	346,789	(8,541)	(2.5)
Total loans	4,649,083	4,593,304	55,779	1.2
Less: ACL	48,105	45,169	2,936	6.5
Loans, net of ACL	$4,600,978	$4,548,135	$52,843	1.2

U.S. Mainland:
Commercial and industrial:
Other	$157,373	$160,282	$(2,909)	(1.8)
Real estate:
Construction	37,455	16,515	20,940	126.8
Commercial mortgage	319,802	333,367	(13,565)	(4.1)
Consumer	344,997	451,998	(107,001)	(23.7)
Total loans	859,627	962,162	(102,535)	(10.7)
Less: ACL	16,412	18,569	(2,157)	(11.6)
Loans, net of ACL	$843,215	$943,593	$(100,378)	(10.6)

Total:
Commercial and industrial:
SBA PPP	$1,410	$2,555	$(1,145)	(44.8)%
Other	562,396	543,947	18,449	3.4
Real estate:
Construction	211,512	166,723	44,789	26.9
Residential mortgage	1,930,740	1,940,999	(10,259)	(0.5)
Home equity	753,980	739,380	14,600	2.0
Commercial mortgage	1,365,427	1,363,075	2,352	0.2
Consumer	683,245	798,787	(115,542)	(14.5)
Total loans	5,508,710	5,555,466	(46,756)	(0.8)
Less: ACL	64,517	63,738	779	1.2
Loans, net of ACL	$5,444,193	$5,491,728	$(47,535)	(0.9)

Loans, net of deferred costs, totaled $5.51 billion at September 30, 2023, which decreased by $46.8 million, or 0.84%, from $5.56 billion at December 31, 2022. The decrease is primarily due to decreases in consumer of $115.5 million and residential mortgage loans of $10.3 million. These decreases were offset by increases in following loan portfolios: construction of $44.8 million, other commercial loans of $18.4 million and home equity of $14.6 million.

The Hawaii loan portfolio increased by $55.8 million, or 1.2%, from December 31, 2022. The increase reflects increases in the following loan portfolios: construction of $23.8 million, other commercial and industrial loans of $21.4 million, commercial mortgage of $15.9 million and home equity of $14.6 million. These increases were partially offset by decreases in residential mortgage of $10.3 million and consumer of $8.5 million.

The U.S. Mainland loan portfolio decreased by $102.5 million, or 10.7% from December 31, 2022. The decrease was primarily attributable to decreases in consumer loans of $107.0 million, commercial mortgage loans of $13.6 million and other commercial and industrial loans of $2.9 million, partially offset by a net increase in construction loans of $20.9 million. As a prudent measure, we continue to let the U.S. Mainland unsecured consumer loan portfolio run off. Refer to Note 3 - Loans and Credit Quality in the accompanying notes to the consolidated financial statements in this report for information on U.S. Mainland loan portfolio purchases.

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial:
Other	$352	$297	$55	18.5%
Real estate:
Residential mortgage	4,949	3,808	1,141	30.0
Home equity	677	570	107	18.8
Commercial mortgage	77	—	77	—
Consumer	597	576	21	3.6
Total nonaccrual loans	6,652	5,251	1,401	26.7

Other real estate owned ("OREO")	—	—	—	—
Total NPAs	6,652	5,251	1,401	26.7

Accruing Loans 90+ Days Past Due
Commercial and industrial:
SBA PPP	—	13	(13)	(100.0)
Other	—	26	(26)	(100.0)
Real estate:
Residential mortgage	794	559	235	42.0
Consumer	2,120	1,240	880	71.0
Total accruing loans 90+ days past due	2,914	1,838	1,076	58.5

Total NPAs and accruing loans 90+ days past due	$9,566	$7,089	$2,477	34.9

Ratio of nonaccrual loans to total loans	0.12%	0.09%		0.03%
Ratio of NPAs to total loans and OREO	0.12%	0.09%		0.03%
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.17%	0.13%		0.04%
Ratio of classified assets and OREO to tier 1 capital and ACL	4.89%	6.25%		(1.36)%

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2022	$5,251
Additions	11,025
Reductions:
Payments	(6,513)
Return to accrual status	(433)
Net charge-offs, valuation and other adjustments	(2,678)
Total reductions	(9,624)
Net increase	1,401
Balance at September 30, 2023	$6,652

Nonperforming assets, which includes nonaccrual loans and other real estate owned, totaled $6.7 million at September 30, 2023, compared to $5.3 million at December 31, 2022. There were no nonperforming loans classified as held for sale at September 30, 2023 and December 31, 2022. The increase in nonperforming assets from December 31, 2022 was primarily attributable to additions to nonaccrual loans totaling $11.0 million, partially offset by $6.5 million in repayments of nonaccrual loans, $0.4 million in loans returned to accrual status and $2.7 million in net charge-offs, valuation and other adjustments.

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and nine months ended September 30, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty. In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The Company granted 142 loan payment deferrals on loan balances totaling $32.7 million as of September 30, 2023. The loan payment deferrals were not considered more than minor and thus are not reportable as loan modifications to borrowers facing financial difficulty.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at September 30, 2023 consisted of six Hawaii loans with a combined principal balance of $1.0 million. There were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at September 30, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at September 30, 2023 declined by $16.9 million from December 31, 2022 to $60.2 million, or 1.1% of the total loan portfolio. Special mention loans declined by $8.6 million to $24.4 million, or 0.4% of the total loan portfolio. Classified loans declined by $8.4 million to $35.8 million, or 0.6% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 4.89% at September 30, 2023, which decreased from 6.25% at December 31, 2022.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL as of the dates and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Allowance for Credit Losses:
Balance at beginning of period	$63,849	$65,211	$63,738	$68,097

Provision (credit) for credit losses on loans	4,526	731	10,276	(744)

Charge-offs:
Commercial and industrial:
Other	402	550	1,543	1,291
Consumer	4,710	1,912	11,269	4,518
Total charge-offs	5,112	2,462	12,812	5,809

Recoveries:
Commercial and industrial:
Other	261	220	636	785
Real estate:
Construction	1	14	1	76
Residential mortgage	10	14	70	162
Home equity	—	36	15	36
Consumer	982	618	2,593	1,779
Total recoveries	1,254	902	3,315	2,838
Net charge-offs	3,858	1,560	9,497	2,971
Balance at end of period	$64,517	$64,382	$64,517	$64,382

Average loans, net of deferred fees and costs	$5,507,248	$5,355,088	$5,525,476	$5,231,098
Ratio of annualized net charge-offs to average loans	0.28%	0.12%	0.23%	0.08%
Ratio of ACL to total loans	1.17%	1.19%	1.17%	1.19%

Our ACL totaled $64.5 million at September 30, 2023, compared to $63.7 million at December 31, 2022 and $64.4 million at September 30, 2022.

During the third quarter of 2023, we recorded a provision for credit losses on loans of $4.5 million and net charge-offs of $3.9 million. During the nine months ended September 30, 2023, we recorded a provision for credit losses on loans of $10.3 million and net charge-offs of $9.5 million.

The increase in the provision for credit losses on loans during the three and nine months ended September 30, 2023, compared to the same year-ago periods, is primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Our ratio of ACL to total loans was 1.17% at September 30, 2023, compared to 1.15% at December 31, 2022 and 1.19% at September 30, 2022.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Deposits

The Company's deposit portfolio is diversified and long-tenured. The Company's business model is based on long-term customer relationships. Approximately 50% of the Company's customers have been banking with us for more than 10 years.

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing demand deposits	$1,969,523	$2,092,823	$(123,300)	(5.9)%
Interest-bearing demand deposits	1,345,843	1,453,167	(107,324)	(7.4)
Savings and money market deposits	2,209,550	2,199,028	10,522	0.5
Time deposits up to $250,000	465,543	330,148	135,395	41.0
Core deposits	5,990,459	6,075,166	(84,707)	(1.4)
Government time deposits	400,130	290,057	110,073	37.9
Other time deposits greater than $250,000	484,156	371,000	113,156	30.5
Total time deposits greater than $250,000	884,286	661,057	223,229	33.8
Total deposits	$6,874,745	$6,736,223	$138,522	2.1

Our total deposits of $6.87 billion at September 30, 2023 increased by $138.5 million, or 2.1%, from total deposits of $6.74 billion at December 31, 2022. Net increases in time deposits up to $250,000 of $135.4 million, other time deposits greater than $250,000 of $113.2 million, government time deposits of $110.1 million, and savings and money market deposits of $10.5 million, were offset by net decreases in noninterest-bearing demand deposits of $123.3 million and interest-bearing demand deposits of $107.3 million. Due to the rising interest rate environment, we continued to see a shift in the composition of the deposit portfolio from demand deposits to savings and money market and time deposits.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.99 billion at September 30, 2023 and decreased by $84.7 million, from $6.08 billion at December 31, 2022. Core deposits as a percentage of total deposits was 87.1% at September 30, 2023, compared to 90.2% at December 31, 2022. Our average cost of total deposits was 84 bps during the nine months ended September 30, 2023, compared to 9 bps during the year-ago period.

The Company had estimated uninsured deposits of $2.98 billion, or 43% of total deposits as of September 30, 2023, compared to an estimated $2.78 billion, or 41% of total deposits as of December 31, 2022. The Company had fully collateralized deposits of approximately $591.1 million and $438.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.38 billion, or 35% of total deposits as of September 30, 2023, compared to the estimated $2.34 billion, or 35% of total deposits as of December 31, 2022.

The following table presents the estimated amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of September 30, 2023:

(dollars in thousands)	September 30, 2023
Remaining maturity:
Three months or less	$372,912
After three through six months	496,998
After six through twelve months	13,408
After twelve months	968
Total	$884,286

Capital Resources

In order to ensure adequate levels of capital, we perform ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business (including the effects of the COVID-19 pandemic and FRB actions impacting market interest rates and the economy) and the level of risk and regulatory capital requirements. As a part of this assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Equity

Our total shareholders' equity was $468.6 million at September 30, 2023, compared to $452.9 million at December 31, 2022. The change in total shareholders' equity was primarily attributable to net income of $43.8 million and other comprehensive loss of $5.6 million, partially offset by cash dividends declared of $21.1 million and the repurchase of $2.6 million in shares of our common stock under our stock repurchase programs in the nine months ended September 30, 2023.

Our total shareholders' equity to total assets ratio was 6.14% at September 30, 2023, compared to 6.09% at December 31, 2022. Our book value per share was $17.33 and $16.76 at September 30, 2023 and December 31, 2022, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities, and payments on its subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. On a stand-alone basis, CPF had an available cash balance of $21.4 million as of September 30, 2023 in order to meet its ongoing obligations.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $161.5 million as of September 30, 2023. Provisions of federal law also impact the ability of the Bank to pay dividends to CPF and the ability of CPF to pay dividends to our shareholders and repurchase our common stock.

On October 24, 2023, the Company's Board of Directors declared a cash dividend of $0.26 per share on the Company's outstanding common stock, which remained unchanged from $0.26 per share a year-ago. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Company will continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures and subordinated notes.

On January 25, 2022, the Company's Board of Directors approved a new share repurchase authorization of up to $30 million of its common stock (the "2022 Repurchase Plan"), which replaced and superseded the previous share repurchase plan. During 2022, the Company repurchased 868,613 shares of common stock, at an aggregate cost of $20.7 million under the Company's share repurchase program.

On January 24, 2023, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase plan (the "2023 Repurchase Plan"). The 2023 Repurchase Plan replaces and supersedes in its entirety the 2022 Repurchase Plan, which had $10.3 million in remaining share repurchase authority as of December 31, 2022.

Following the regional bank failures occurring in March 2023, the Company has significantly reduced its volume of share repurchases to strengthen capital and liquidity considering the elevated market risks. The Company will continue to monitor the environment and assess risk and return as part of its ongoing capital management decisions on future share repurchases.

During the nine months ended September 30, 2023, the Company repurchased 130,010 shares of common stock, at an aggregate cost of $2.6 million under the Company's share repurchase program (48,760 shares at an aggregate cost of $1.0 million under the 2022 Repurchase Plan and 81,250 shares at an aggregate cost of $1.6 million under the 2023 Repurchase Plan). As of September 30, 2023, $23.4 million remained available for repurchase under the Company's 2023 Repurchase Plan.

Trust Preferred Securities

As of September 30, 2023, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of dividend payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The Company determined that its investments in Trust IV and Trust V did not represent a variable interest and therefore the Company was not the primary beneficiary of each of the trusts. As a result, consolidation of the trusts by the Company were not required.

Subordinated Notes

On October 20, 2020, the Company completed a $55 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 bps. The subordinated notes had a carrying value of $54.5 million, net of unamortized debt issuance costs of $0.5 million, at September 30, 2023.

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

The Company elected to exercise the option to delay for two years the CECL methodology's effect on regulatory capital followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.

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

The following table presents the Company's and the Bank's capital ratios, as well as the minimum capital adequacy requirements applicable to all financial institutions as of the dates presented. The Company's and the Bank's leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios as of September 30, 2023 and December 31, 2022 were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Company
At September 30, 2023:
Leverage capital	$667,614	8.7%	$305,481	4.0%	N/A	N/A
Tier 1 risk-based capital	667,614	11.9	336,417	6.0	N/A	N/A
Total risk-based capital	791,142	14.1	448,555	8.0	N/A	N/A
CET1 risk-based capital	617,614	11.0	252,312	4.5	N/A	N/A

At December 31, 2022:
Leverage capital	$642,302	8.5%	$301,053	4.0%	N/A	N/A
Tier 1 risk-based capital	642,302	11.3	340,151	6.0	N/A	N/A
Total risk-based capital	764,283	13.5	453,535	8.0	N/A	N/A
CET1 risk-based capital	592,302	10.5	255,113	4.5	N/A	N/A

Central Pacific Bank
At September 30, 2023:
Leverage capital	$696,258	9.1%	$304,983	4.0%	$381,229	5.0%
Tier 1 risk-based capital	696,258	12.4	335,701	6.0	447,601	8.0
Total risk-based capital	764,786	13.7	447,601	8.0	559,502	10.0
CET1 risk-based capital	696,258	12.4	251,776	4.5	363,676	6.5

At December 31, 2022:
Leverage capital	$675,331	9.0%	$300,584	4.0%	$375,730	5.0%
Tier 1 risk-based capital	675,331	11.9	339,422	6.0	452,563	8.0
Total risk-based capital	742,312	13.1	452,563	8.0	565,704	10.0
CET1 risk-based capital	675,331	11.9	254,567	4.5	367,708	6.5

[1] Under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer ("CCB"), which is 2.5% above the minimum risk-based capital ratios, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments.

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

The following reflects our net interest income sensitivity analysis as of the dates presented. Net interest income is estimated assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios typically assume rates move up or down 100 bps or 200 bps in either a gradual or an instantaneous, parallel fashion.

	September 30, 2023		December 31, 2022
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+200 bps	0.63%	1.53%	1.73%	2.91%
+100bps	0.27%	0.56%	0.73%	1.06%
-100bps	(0.84)%	(1.68)%	(1.64)%	(3.18)%
-200 bps	(1.92)%	(3.70)%	(3.62)%	(7.76)%

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources such as the Federal Home Loan Bank of Des Moines (the "FHLB"), secured repurchase agreements and the Federal Reserve discount window and Bank Term Funding Program ("BTFP"), available to meet our liquidity needs. While we historically have had access to these other funding sources, access to these sources may not be guaranteed and can be restricted in the future as a result of market conditions or the Company's and Bank's financial position.

As of September 30, 2023, the Company had $438.7 million in cash on its balance sheet and approximately $2.47 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 122%. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

The primary analytical tool we use to measure and manage our interest rate risk is a simulation model that projects changes in net interest income ("NII") as market interest rates change. Our ALCO policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of rate-sensitive assets and liabilities at September 30, 2023 would not result in a fluctuation of NII that would exceed the established policy limits.

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

Recent high-profile bank failures in the first half of 2023, and the resulting media coverage, has caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional and community banks like the Company. Uncertainty and concern may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about these kinds of events or other similar risks, and may have in the past and may in the future lead to market-wide liquidity problems and concerns from the Company's own customer base. These bank failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry and could materially adversely impact the Company's liquidity and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in the banking industry.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On January 24, 2023, the Company's Board of Directors approved a new share repurchase authorization of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase plan (the "2023 Repurchase Plan").

During the three months ended September 30, 2023, the Company repurchased 4,500 shares of common stock, at an aggregate cost of $0.1 million under the Company's share repurchase program.

As of September 30, 2023, $23.4 million in share repurchase authorization remained available for repurchase under the Company's 2023 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2023	4,500	$16.07	4,500	$23,382,807
August 1-31, 2023	970	17.02	—	23,382,807
September 1-30, 2023	—	—	—	23,382,807
Total	5,470	$16.24	4,500	23,382,807

[1] During the three months ended September 30, 2023, 970 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's securities.

Item 6. Exhibits

Exhibit No.	Document

3.1	Central Pacific Financial Corp. Bylaws (as amended and restated) (incorporated herein by reference to the Company's Form 8-K filed with the SEC on September 22, 2023).*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	October 25, 2023	/s/ Arnold D. Martines
Arnold D. Martines
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)