Form 10-K
period 2023-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2024-02-21
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $412,113,000. As of January 31, 2024, the number of shares of common stock of the registrant outstanding was 27,045,033 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance; and (iv) statements of assumptions underlying or relating to any of the foregoing. Words such as "believe," "plan," "anticipate," "seek", "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those in such statements or projections for a variety of reasons. Factors that could cause actual results to differ from those discussed in the forward-looking statements include but are not limited to:

•the effects of inflation and interest rate fluctuations;
•the adverse effects of recent bank failures and the potential impact of such developments on customer confidence and liquidity adequacy of the banking industry,
•the adverse effects of the COVID-19 pandemic virus (and ongoing pandemic variants) and other pandemic viruses on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees as well as the effects of government programs and initiatives in response thereto;
•increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;
•adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality and losses in our loan portfolio;
•the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms and earthquakes) on the Company’s business and operations and on tourism, the military and other major industries operating within the Hawaii market and any other markets in which the Company does business;
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
•the costs and effects of legal and regulatory developments, including legal proceedings or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to, and the effect of any recurring or special FDIC assessments;
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
•securities market and monetary fluctuations;
•negative trends in our market capitalization and adverse changes in the price of the Company’s common stock;
•political instability;
•acts of war or terrorism;
•changes in consumer spending, borrowings and savings habits;
•technological changes and developments;
•cybersecurity and data privacy breaches and the consequences therefrom;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures;
•ability to successfully implement our initiatives to lower our efficiency ratio;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation and benefit plans;
•our ability to successfully implement and achieve the objectives of our Banking-as-a-Service ("BaaS") initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk; and
•our success at managing any of the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see also "Part I, Item 1A. Risk Factors" of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Form 10-K. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. As of December 31, 2023, we had total assets of $7.64 billion, total loans of $5.44 billion, total deposits of $6.85 billion and shareholders' equity of $503.8 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our Bank" or "the Bank."

Through our Bank and its subsidiaries, we offer full-service commercial banking with 27 bank branches and 58 ATMs located throughout the State of Hawaii. Our administrative and main offices are located in Honolulu and we have 19 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and two branches on the island of Kauai.

Central Pacific Bank is a full-service commercial bank offering traditional deposit and lending products and services to consumer and business customers, such as accepting demand, money market, savings and time deposits, originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans and fiduciary and investment management services. Our Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

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
(2)Commercial and Industrial Lending.  Loans in this category consist primarily of term loans and lines of credit to small and middle-market businesses and professionals in the State of Hawaii. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policies and practices generally require additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk and help to reduce credit losses.
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
(4)Construction Lending.  Loans in this category consist of construction, land development, and other land loans for residential and commercial construction projects.
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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state as of December 31, 2023.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our Bank, or in relation to the overall business of the Company. However, approximately 78% of our loan portfolio at December 31, 2023 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2023, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V.

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

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002. Requirements include, but are not limited to: executive certifications of financial presentations, requirements for board audit committees and their members, disclosure of controls and procedures, and establishment and testing of internal controls over financial reporting.

Central Pacific Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and FDIC. The Company is also subject to certain regulations promulgated by the Consumer Financial Protection Bureau ("CFPB"), Federal Trade Commission ("FTC"), and FRB. During periodic examinations, the DFI, FDIC, and FRB assess our financial condition, capital resources, asset quality, management, earnings prospects, liquidity, market sensitivity and other aspects of our operations. These bodies also determine whether our management is effectively managing the Bank and the holding company, and whether we are in compliance with all applicable laws or regulations.

Legislative and Regulatory Developments

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Act, as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. We continue to believe there will be an increased focus on regulatory compliance, supervision and examination in 2024.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies, including the Basel III Capital Rule. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

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

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company's capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

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

In addition to meeting the minimum capital requirements, under the Basel III Capital Rule, the Company and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is now at its fully phased-in level of 2.50%.

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

As of December 31, 2023, the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the Bank’s capital ratios as of December 31, 2023, see Note 22 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data".

As the Company approaches and if it were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements may increase.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, as amended, these standards became effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank. In July 2023, the FRB, OCC and FDIC proposed significant changes to the current Basel III capital rules which replaces the advanced approaches risk weighted assets framework with a new enhanced risk-based framework and requires banking organizations with $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. The impact of any changes to capital requirements and calculations and implementation of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on a bank's capital ratios, the agencies' regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on a bank's activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or under-capitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were also changed as the Basel III Capital Rule ratios became effective. Under the new standards, in order to be considered well-capitalized, the Bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed to be well-capitalized and may therefore be subject to certain restrictions on items such as brokered deposits.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well-capitalized. Institutions that are less than well-capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2023, the Bank did not have any deposit liabilities categorized as brokered deposits.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which may:

•require regular periodic reports and such additional reports of information as the Federal Reserve may require;
•require bank holding companies to meet or exceed minimum capital requirements (see the "Capital Adequacy Requirements" section above and the "Capital Resources" section in the MD&A);
•require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, a subsidiary bank will be required by their federal regulator to take "prompt corrective action" (see the "Prompt Corrective Action Provisions" section above);
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

Other Restrictions on the Company's Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain "financial holding company" status pursuant to the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be "financial in nature" or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well-capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act ("CRA"), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the Federal Reserve to be non-banking and financial in nature or incidental or complementary to activities that are financial in nature.

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
•direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well-capitalized and restrict its ability to accept certain brokered deposits;
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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy”. Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and Office of the Comptroller of the Currency ("OCC") review current practices and adopt a plan for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. We will continue to evaluate the impact of any changes to the regulations related to implementing this executive order and their impact to our financial condition, results of operations, and/or business strategies, which cannot be predicted at this time.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the "DIF") up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Dodd-Frank Act revised the FDIC's DIF management authority by setting requirements for the Designated Reserve Ratio (the "DRR", calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base which is used to calculate banks' quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and its relative risk of default as measured by regulatory capital ratios and other supervisory factors. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. The FDIC has set the DRR at 2.00%. In October 2022, in order to increase the likelihood that the reserve ratio would be restored to at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points. The increase in assessment rates was effective as of January 1, 2023 and was applicable beginning with the first quarterly assessment period of 2023.

In addition, in November 2023, the FDIC finalized a special assessment to recover the loss to the DIF as a result of the closure of Silicon Valley Bank and Signature Bank. The special assessment will be equal to approximately 13.4 basis points annually based on the amount of an institution’s uninsured deposits as of the quarter ended December 31, 2022 after applying a $5 billion deduction. The special assessment would be collected over an anticipated total of eight quarterly assessment periods. The Bank will not incur the additional aggregate assessment as its uninsured deposits as of December 31, 2022 were less than the $5 billion deduction.

If there are additional bank or financial institution failures or if the FDIC otherwise determines or if our asset size or risk of default increases, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Incentive Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. In response to the final rules, the NYSE implemented new clawback listing standards which are applicable to the Company. The Company has adopted an NYSE compliant clawback policy which is included with this Annual Report of Form 10-K as an exhibit.

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

In November 2021, the federal banking agencies adopted a final rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a "computer-security incident" has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. Failure to observe the regulatory guidance could result in various regulatory sanctions, including financial penalties.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede their previously interpretive guidance published in February 2018, also require annual disclosures describing a company's cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See "Risk Factors" under Part I, Item 1A of this report for a further discussion of risks related to cybersecurity and "Cybersecurity" under Part I, Item 1C for a further discussion of our cybersecurity risk management, strategy and governance.

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

On October 24, 2023, the OCC, FDIC, and FRB issued a final rule intended to modernize and strengthen regulations implementing the CRA. For banks with total assets in excess of $2 billion, which includes our Bank, the Bank’s CRA evaluation will be based on four tests: (i) retail lending; (ii) retail services and products (including digital delivery systems for banks with more than $10 billion in assets or banks which request consideration of such systems); (iii) community development (CD) financing; and (iv) CD services. Weighting of each test is applied to those banks (such as the Bank) when regulators are evaluating CRA performance based on multiple tests. Alternatively, banks (including the bank) have the option to be evaluated based on a regulator-approved strategic plan. In addition, banks with total assets in excess of $2 billion are subject to revised and more comprehensive data collection, reporting and maintenance requirements. Regulators will downgrade an institution’s CRA rating in the case of illegal or discriminatory credit practices.

The final CRA rule takes effect on April 1, 2024 but builds in staggered compliance dates, including compliance with the new tests, data collection requirements, and the requirement to define retail lending assessment areas, all of which become applicable on January 1, 2026. We are continuing to evaluate the impact of these changes to bank and holding company regulations and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. The Bank received an "Outstanding" rating in the FDIC's 2022 Community Reinvestment Act Performance Evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s total risk-based capital, or (iv) total CRE loans representing 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2023, the Bank’s construction, land development, and other land loans represented less than 100% of its total risk-based capital. As of December 31, 2023, the Bank's total CRE loans represented less than 300% of its total risk-based capital and has increased by less than 50% from the prior 36 months.

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

Employees and Human Capital

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying rewards to our employees. At December 31, 2023, we employed 737 persons, 696 on a full-time basis and 41 on a part-time basis. We are not a party to any collective bargaining agreement. At December 31, 2023, our workforce was over 90% ethnically diverse (non-Caucasian or two or more races) and 64% female, with 53% of all management staff having a supervisory role being female.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences, and other training events that employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses or degree programs, and fees paid for certifications. A cohort of two to three high potential employees are sent to the Pacific Coast Banking School annually. Our CPB Toastmasters helps participating employees gain public speaking, communication and leadership skills. Our CPB Women's Leadership Program provides opportunities for CPB's top 80 women leaders to develop leadership skills, build a support network and give back to the broader community through service projects.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules including hybrid and remote, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being an exceptional service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering a competitive compensation and benefits package that includes health insurance and retirement savings plans, aids in retention of our top-performing employees. In addition to base salary, our compensation program includes variable pay (e.g., commission, incentive, bonus) for all employees. Our variable pay programs are designed to motivate and reward high levels of individual performance that aligns with our corporate strategy and business plan, and contributes to CPB’s success. At December 31, 2023, the average employee had 9 years of service and 35% of our current staff had been with us for ten years or more.

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

Also posted on our website and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Governance Committee, as well as our Corporate Governance Guidelines and

Code of Conduct and Ethics. Within the time period required by the SEC and NYSE, we will post on our website any amendment to the Code of Conduct and Ethics and any waiver applicable to our senior financial officers, as defined by the SEC, and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

Risk Factors Summary

This summary provides an overview of the risks we face. The following risks have been grouped by categories and are not in order of significance or probability of occurrence.

Risks Related to General Economic Conditions
•Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.
•Difficult economic and market conditions in Hawaii would result in significant adverse effects on us because of the geographic concentration of our business.
•The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.
•Negative developments in the global and U.S. economies could have an adverse effect on us.

Credit Risks
•A large percentage of our loans are collateralized by real estate and deterioration in the real estate market may adversely affect our financial results.
•Our real estate loan operations have a considerable effect on our results of operations.
•Provisions for credit losses and charge-offs of additional loans in the future, could adversely affect our results of operations.
•Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our results of operations. Additional credit losses may occur in the future and may occur at a rate greater than we have experienced to date.
•Our commercial and industrial loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.
•We may incur future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold in the secondary market.
•Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•Banking-as-a-Service ("BaaS") collaboration agreements that we may enter into may expose us to credit risk.

Interest Rate and Liquidity Risks
•Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
•If we are unable to effectively manage the composition and risk of our investment securities portfolio, which we expect will continue to comprise a significant portion of our earning assets, our net interest income and net interest margin could be adversely affected.
•Rising interest rates have decreased the market value of the Company's fixed-rate investment securities and loan portfolios, and the Company would realize losses if we were required to sell such securities or loans to meet liquidity needs.
•Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by uncertainty in the economic environment which may, among other things, impact our ability to satisfy our obligations.
•We rely on the mortgage secondary market for some of our revenue and liquidity.
•We are required to act as a source of financial and managerial strength for our Bank.
•We rely on dividends from our subsidiary for most of our revenue and liquidity.

Risks Related to the Operation of Our Business
•Agreements with BaaS partners that we may enter into may produce limited revenue and may expose us to liability for compliance violations by BaaS partners and may require additional resources to review and monitor performance by our BaaS partners.

•The strategy of offering BaaS has been adopted by other institutions with which we compete.
•Managing reputational risk is important to attracting and maintaining customers, investors and employees.
•Our deposit customers may pursue alternatives to deposits at our Bank or seek higher yielding deposits causing us to incur increased funding costs.
•Failure to manage our growth may adversely affect our performance.
•Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
•Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
•We operate in a highly competitive industry and market area.
•We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.
•Our business could be adversely affected by unfavorable actions from rating agencies.
•Our operational risks include risks associated with third-party vendors and other financial institutions.

Risks Related to Legal, Compliance and Regulatory Matters
•Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.
•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•Regulatory capital standards impose enhanced capital adequacy requirements on us.
•Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws, including limitations on emissions relating to climate change, could adversely affect our financial condition and results of operations.
•We are subject to various legal claims and litigation.

Risks Related to an Investment in the Company's Securities
•The market price of our common stock could decline.
•Anti-takeover provisions in our restated articles of incorporation and bylaws and applicable federal and state law may limit the ability of another party to acquire us or a significant block of common stock, which could cause our stock price to decline.
•Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.
•There is a limited trading market for our common stock and as a result, shareholders may not be able to resell their shares at or above the price they pay for them or at the time they otherwise may desire.
•The soundness of other financial institutions could adversely affect us.
•Our common stock is not insured and shareholders could lose the value of their entire investment.

Risks Related to Technology
•We continually encounter technological change.
•The occurrence of fraudulent activity, data privacy breaches, failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors
•We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
•Natural disasters and other external events (including pandemic viruses or disease) could have a material adverse effect on our financial condition and results of operations.
•Climate change could have a material adverse effect on us and our customers.

Risks Related to General Economic Conditions

Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

High-profile bank failures in the first half of 2023, and the resulting media coverage, caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional and community banks like the Company. Uncertainty and concern may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about these kinds of events or other similar risks, and may have in the past and may in the future lead to market-wide liquidity problems and concerns from the Company's own customer base. These bank failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry and could materially adversely impact the Company's liquidity and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took steps to ensure that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will continue to be successful in restoring customer confidence in the banking industry.

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

Our net interest income and net interest margin may be negatively impacted during periods of rate tightening due to pressure on our funding costs, particularly if we are unable to realize higher rates on our assets at a pace that matches that of the funding. Additionally, during periods of rate easing, our asset yields are expected to decline and the pace at which we are able to reduce our funding costs may be impacted by competitive and liquidity pressures. Changes in the slope of the yield curve, which represents the spread between short-term and long-term interest rates, could also reduce our net interest income and net interest margin. Historically, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. When the yield curve flattens or inverts, our net interest income and net interest margin could decrease as our cost of funds increases relative to the yield we can earn on our assets.

In a high interest rate environment, as we are currently experiencing, there is potential for decreased demand for our loan products, an increase in our cost of funds, and the curtailment of economic recovery.

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

Credit Risks

A large percentage of our loans are collateralized by real estate and deterioration in the real estate market may adversely affect our financial results.

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 78% of our loan portfolio as of December 31, 2023 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

In addition, declines in the market for commercial property could cause some of our borrowers to suffer losses on their projects, which would negatively affect our financial condition, results of operations and prospects. Declines in housing prices and the supply of existing houses for sale could cause residential developers who are our borrowers to suffer losses on their projects and encounter difficulty in repaying their loans. We cannot provide assurance that we will have an adequate allowance for credit losses to cover future losses. If we suffer greater losses than we are projecting, our financial condition and results of operations would be adversely affected.

Provisions for credit losses and charge-offs of additional loans in the future, could adversely affect our results of operations.

For the year ended December 31, 2023, we recorded $15.7 million in provision for credit losses. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As a result of a variety of factors, including a decline in local, national or international economic conditions, it is possible that we may experience material credit losses and in turn, decreases to our allowance for credit losses. If that were to occur, we may have to record additional provisions for credit losses which would have an adverse impact on our net income, financial condition and capital ratios.

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our results of operations. Additional credit losses may occur in the future and may occur at a rate greater than we have experienced to date.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and that the collateral or guarantees securing these loans may be insufficient to assure repayment. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover expected losses, we cannot provide assurance that we will not increase the allowance for credit losses further or that regulators will not require us to increase the allowance for credit losses which could have a material adverse effect on our net income and financial condition.

Management makes various assumptions and judgments about the collectability of our loan portfolio, which are regularly reevaluated and are based in part on:

•current and forecasted economic conditions and their estimated effects on specific borrowers;
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

Our commercial and industrial loan and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.

Our loan portfolio includes commercial and industrial loans and commercial real estate loans, which are secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care and religious dwellings. Commercial and industrial and commercial real estate loans carry more risk as compared to other types of lending, because they typically involve larger loan balances often concentrated with a single borrower or groups of related borrowers.

Accordingly, charge-offs on commercial and industrial and commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. In addition, these loans expose a lender to greater credit risk than loans secured by residential real estate. The payment experience on commercial real estate loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and thus, may subject us to adverse conditions in the real estate market or to the general economy. The collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than residential properties because there are fewer potential purchasers of the collateral.

Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects. Furthermore, such deterioration could require us to raise additional capital.

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

Banking-as-a-Service ("BaaS") collaboration agreements that we may enter into may expose us to credit risk.

Our BaaS collaboration agreements, as they have in the past, may include loan or line of credit arrangements with our partners and may also include various loss sharing agreements. We typically will require guarantees and/or collateral to protect the Bank against credit risk. However, there is a risk that our partners will be unable to meet their obligations under the agreements.

Losses associated with the loans or lines of credit accounts related to BaaS relationships that we may enter into, could have a material adverse effect on our net income, results of operations and financial condition.

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 11.2% of our interest income in the year ended December 31, 2023, as compared to 13.4% of our interest income in the year ended December 31, 2022. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks (including credit, interest rate and liquidity) associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

Rising interest rates have decreased the market value of the Company’s fixed-rate investment securities and loan portfolios, and the Company would realize losses if we were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates initiated by the Federal Reserve over the years, the market values of the Company's fixed-rate investment securities and loan portfolios have declined significantly. While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, there is no guarantee that government programs or the Company's other borrowing facilities will be effective in addressing the Company's liquidity needs as they arise.

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

Our line of credit with the FHLB serves as a primary outside source of liquidity. The Federal Reserve discount window also serves as an additional outside source of liquidity. Borrowings under this arrangement are through the Federal Reserve's primary facility under the borrower-in-custody program. The duration of borrowings from the Federal Reserve discount window are generally for a very short period, usually overnight. In the event that these outside sources of liquidity become unavailable to us, we will need to seek additional sources of liquidity, including selling assets. We cannot provide assurance that we will be able to sell assets at a level to allow us to repay borrowings or meet our liquidity needs.

We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.

We rely on the mortgage secondary market for some of our revenue and liquidity.

We originate and sell residential mortgage loans. We rely on Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and other purchasers to purchase first mortgage loans in order to reduce our credit risk and interest rate risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting, documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on dividends from our subsidiary for most of our revenue and liquidity.

Because we are a holding company with no significant operations other than our Bank, we depend upon dividends from our Bank for a substantial portion of our revenue and our liquidity, including as the source of funds for payment of interest and principal on our holding company debt obligations.

Hawaii law only permits the Bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2023, the Bank had Statutory Retained Earnings of $169.1 million. In addition, regulatory authorities could limit the ability of the Bank to pay dividends to CPF. The inability to receive dividends from the Bank could have a material adverse effect on our financial condition, results of operations and prospects.

Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures and subordinated notes. We cannot provide any assurance that we will continue to pay dividends to our shareholders.

Risks Related to the Operation of Our Business

Agreements with BaaS partners that we may enter into may produce limited revenue and may expose us to liability for compliance violations by BaaS partners and may require additional resources to review and monitor performance by our BaaS partners.

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

Our agreements with our partners will also have varying terms and may be terminated by the parties under certain circumstances. If our BaaS partners are not successful in achieving customer acceptance of their programs or terminate the agreements before the end of their respective terms, our revenue under the various agreements may be limited or may cease altogether. There is a risk that our BaaS partners may change their strategic focus or business model; these changes could impact the Company’s business arrangements that we may enter into with our BaaS partners and may adversely impact the Company's financial projections and financial returns on our BaaS programs. In addition, our regulators may hold us responsible for the activities of our partners with respect to various aspects of the marketing or administration of their programs, which may result in increased operational and compliance costs for us or potentially compliance violations as a result of BaaS partner activities, any of which could have a material adverse effect on our financial condition or results of operations.

The strategy of offering BaaS has been adopted by other institutions with which we compete.

Other banks and institutions have instituted BaaS strategies similar to ours. As a consequence, we anticipate that we will encounter competition in this area currently and in the future. This competition may increase our costs, reduce our revenues or revenue growth or make it difficult for us to compete effectively in obtaining these relationships. Additionally, the BaaS model has faced recent challenges due to macroeconomic conditions, regulatory scrutiny and overall risk exposure.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, negative sentiment about our business, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, litigation, and questionable, unlawful or fraudulent activities of our partners, contract counterparties, employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective to address reputational threats in all circumstances. Negative publicity regarding our business, employees, partners, contracting counterparties, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

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

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth. Continued organic growth and any future acquisitions we may make may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the ordinary course of business, we may foreclose on and take title to properties securing certain loans that we have originated or acquired. We also own several of our branch locations and are building new branch locations in the State of Hawaii. For any real property that we may possess, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage and costs of complying with applicable environmental regulatory requirements. Failure to comply with such requirements can result in penalties. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use, sell or lease the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

Our business could be adversely affected by unfavorable actions from rating agencies.

Ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, or institutions in particular, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits, our ability to access the capital markets on favorable terms and our business relationships.

Our operational risks include risks associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, providing the core processing system that services the Bank, as well as data processing and storage, online and mobile banking interfaces and services, internet connections, telecommunications, and network access. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements, as the vendors may experience service outages, cybersecurity attacks, data breaches, or other events that may impair their ability to provide fully functioning systems or other services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our business, financial condition or results of operations, and/or damage our reputation. Further, third-party vendor risk management continues to be an area of high regulatory focus. Failure to follow applicable regulatory guidance in this area could expose us to regulatory actions.

The ongoing operation of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could adversely affect us. Any of these operational or other risks could materially adversely affect our business, financial condition and results of operations.

Risks Related to Legal, Compliance and Regulatory Matters

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Statutes and regulations affecting our business as well as the interpretation of these statutes and regulations by examining authorities may be subject to change at any time. In addition, regulations may be adopted that increase expenses associated with running our business and adversely affect our earnings.

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and generally affect the banking industry. We are subject to the rules and regulations of the FRB, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our regulators, ultimately require our Bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•capital that must be maintained;
•types of activities that can be engaged in;

•types and amounts of investments that can be made;
•locations of offices;
•insurance of deposits and the premiums that must be paid for this insurance;
•procedures and policies must be paid;
•conditions and restrictions on our executive compensation; and
•how much cash must be set aside as reserves for deposits.

In addition, bank regulatory authorities may bring enforcement actions against banks and bank holding companies, including CPF and the Bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation. Enforcement actions against us, including any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority, could include a federal conservatorship or receivership for the Bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we approach, and if we were to exceed $10 billion in assets, we may be subject to enhanced CFPB examination and our compliance costs would increase.

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

Increased regulatory capital requirements and the associated compliance costs that were adopted by federal banking regulators, impose additional capital requirements on our business. The administration of existing capital adequacy laws as well as the adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase any of our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements as well as our financial condition could require us to raise additional capital, which would dilute our existing shareholders at the time of such capital issuance.

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws, including limitations on emissions relating to climate change, could adversely affect our financial condition and results of operations.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements require us to incur costs for, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our branches and other facilities, among other things. These expenditures and other associated costs associated with compliance have been significant in the past and may increase in the future, which could have an adverse effect on our financial condition and results of operations.

We are subject to various legal claims and litigation.

From time to time, customers, employees and others whom we do business with, or are regulated by, as well as our shareholders, can make claims and take legal action against us. Regardless of whether these claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for our products and services. Any financial liability or reputational damage could have a material adverse effect on our business and in turn, could have a material adverse effect on our financial condition and results of operations. Even if these claims and legal actions do not result in a financial liability or reputational damage, defending these claims and actions have resulted in, and will continue to result in, increased legal and professional services costs, which adds to our noninterest expense and negatively impacts our results of operations.

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

The stock market generally may experience significant volatility. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. Accordingly, the common stock that is purchased by individual shareholders may trade at a price lower than when they were purchased. Volatility in the market price of our common stock may prevent individual shareholders from being able to sell their shares when they want or at prices they find attractive.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. This includes the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone without obtaining shareholder approval among other things. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and super-majority voting provisions in connection with certain transactions. In particular, both federal and state law limit the ownership acquisition for certain percentage thresholds of our common stock without providing prior notice to the regulatory agencies, obtaining prior regulatory approval or non-objection, or being able to rely on an exemption from such acquisition. See the "Supervision and Regulation" section. We are also subject to the provisions of the Hawaii Control Share Acquisitions Act, which prohibits the consummation of a “control share acquisition” (with threshold ranges starting at 10% and set at 10% intervals up to a majority) unless approved by our shareholders or otherwise exempt. Unless approved or otherwise exempt, for a period of one year after acquisition, the shares acquired by a person in a control share acquisition will be (i) denied voting rights, (ii) be nontransferable, and (iii) be subject to redemption at our option. Collectively, these provisions of our restated articles of incorporation and bylaws in addition to applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders, limit the ability of another party to acquire a significant block of our common stock, and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. CPF, the Bank, and our other subsidiaries may incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2023, we had (i) $50.0 million in face amount of trust preferred securities outstanding with accrued and unpaid dividends thereon of $0.2 million, (ii) $55.0 million in principal amount of subordinated notes outstanding with accrued and unpaid interest thereon of $0.4 million and (iii) $50.0 million in FHLB long-term advances outstanding with accrued and unpaid dividends thereon of $6 thousand. Additionally, common stock holders are subject to the prior dividend and liquidation rights of any preferred stock holders that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

There is a limited trading market for our common stock and as a result, shareholders may not be able to resell their shares at or above the price they pay for them or at the time they otherwise may desire.

Although our common stock is listed for trading on the NYSE, the volume of trading in our common shares is lower than many other companies listed on the NYSE. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a result, shareholders may not be able to resell their common stock at or above the price they pay or at the time they otherwise may desire.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry have generally led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Our common stock is not insured and shareholders could lose the value of their entire investment.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners (including by our own employees and consultants), which may result in financial losses or increased costs to us or our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including: check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent data security breaches and cyber-attacks and periodically test our security, we may fail to anticipate or adequately mitigate breaches of security or experience data privacy breaches that could result in loss of business to us and/or our clients, damage to our reputation, incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, including resulting violations of law (whether federal or in one or more states) or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and, results of operations.

More generally, publicized information concerning security and cyber-related problems and other data privacy breaches could inhibit the use or growth of digital or web-based applications or solutions as a means of conducting commercial or retail transactions. Such publicity may also cause damage to our reputation as a financial institution, which could have a material adverse effect on our business, financial condition, and results of operations. See "Cybersecurity" under Part I, Item 1C for a further discussion of cybersecurity risk management, strategy and governance.

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

Natural disasters and other external events (including pandemic viruses or disease) could have a material adverse effect on our financial condition and results of operations.

Our branch offices as well as a substantial majority of our loan portfolio is in the State of Hawaii. As a result, natural disasters and other severe weather occurrences such as tsunamis, volcanic eruptions, hurricanes, wildfires and earthquakes and other adverse external events, including the effects of any pandemic viruses or diseases (such as the COVID-19 pandemic), could have a significant effect on our ability to conduct our business and adversely affect the tourism and visitor industry in the State of Hawaii. Such events could affect the ability of our borrowers to repay their outstanding loans, impair the value of collateral securing our loans, cause significant property damage, result in loss of revenue, adversely impact our deposit base and/or cause us to incur additional expenses. Accordingly, the occurrence of any such natural disasters, severe weather events, or other occurrences over which we have no control could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

Climate change could have a material adverse effect on us and our customers.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on our Bank and our customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.

Hawaii, where our business is located, and where a substantial portion of our customers and loan collateral is located, could be impacted by the effects of climate change, including increased frequency or severity of storms, hurricanes, floods, droughts, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. At this time, we have not experienced material losses from climate change; however, we are aware that its impact may increase in the future. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on our financial condition and results of operations.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we may face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are in the process of creating governance processes around climate change-related risks and integrating climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity remains a top financial services industry risk due to increases in the quantity and sophistication of cyberattacks, which include ransomware, supply chain, and other prevalent attack methods resulting in unauthorized access to systems or sensitive data.

The Company maintains a formal and comprehensive enterprise-wide Information Security and Cybersecurity Program (the "Information Security Program") that protects the confidentiality, integrity, and availability of the Company’s information assets and to manage reasonably foreseeable cybersecurity risks and threats. The Information Security Program includes a threat intelligence program, policies and procedures, multi-layered cybersecurity technical safeguards, third-party security risk assessments, a formal incident response program, mandatory trainings for employees and independent contractors upon hire and regularly thereafter, compliance to banking regulations, annual audits, and reviews of vendors who handle sensitive information.

Governance

As a regulated financial institution, the Company must adhere to the security requirements and expectations of the applicable regulatory agencies, which include requirements related to cybersecurity, data privacy, vendor security risk management, systems availability, and business continuity planning, among others. The regulatory agencies have established responsibility guidelines for the Board of Directors and senior management, which include establishing policy, appointing and training personnel, implementing review and testing functions, and ensuring an appropriate frequency of reporting. The Company is examined annually, and its Information Security Program, policies and standards are designed to meet regulatory requirements and industry standards to implement physical, administrative, and technical controls to comply with the Gramm-Leach-Bliley Act ("GLBA"), Sarbanes-Oxley Act ("SOX") of 2002, and industry frameworks such as the Federal Financial Institutions Examination Council ("FFIEC").

The Board of Directors overall, including the Board Risk Committee more specifically, oversees cybersecurity risk. The Executive Committee overall, and the Chief Legal Officer, Chief Technology Officer, and Information Security Manager more specifically, manages cybersecurity risk and the associated programs at the operational level. Regular updates on cybersecurity are provided to the Management Risk Committee, to the Board Risk Committee and/or the Board of Directors.

Risk Management and Strategy

The Company has complex information systems used for a variety of functions by customers, employees, and vendors. In addition, third parties with which the Company does business or that facilitate business activities (e.g., vendors, exchanges, clearing houses, central depositories and financial intermediaries) could also be sources of cybersecurity risk to the Company, including breakdowns or failures of their systems, misconduct by the employees of such parties, or cyberattacks which could affect their ability to deliver a product or service to the Company.

Our systems are regularly targeted by attacks aimed at disrupting services, misusing or accessing customer data without authorization, seeking financial extortion, or executing fraudulent activities. To date, no such incidents have significantly impacted the Company’s operations or adversely affected our customers, nor have they materially influenced our operational results. Nevertheless, it is important to acknowledge that we cannot guarantee the prevention or detection of sophisticated cyber-attacks. In the event of significant service disruptions, unauthorized access leading to the misuse of customer information, or fraudulent activities affecting our or third-party systems, the Company may face operational, regulatory, legal, and reputational challenges, which could adversely affect our business and financial conditions.

The Company’s Information Security Program includes key program stakeholders who meet regularly to discuss and execute on continually improving the Company’s Information Security Program through ongoing initiatives. The Company’s Information Security Program focuses on the following key areas to mitigate cyber risks:

i.Risk Assessment – At least annually, a risk assessment is conducted that incorporates security assessments and testing conducted throughout the year, ongoing and completed security initiatives, evaluation of the cyber threat landscape, compliance, incidents, etc. The assessment results are presented to executive management and the Board of Directors.

ii.Technical Safeguards – Multi-layered controls, defenses, and continuous monitoring tools are used to protect, detect, and respond to cyber threats and incidents. External independent assessments, regular threat intelligence review, and lessons learned from incident response drive continuous tool and process improvements.
iii.Incident Response and Recovery - The Company's formal Incident Response and Business Continuity Programs establish a clear, consistent, standard, and organized process by which cybersecurity incidents will be promptly responded to by the Company's incident response teams.
iv.Third-Party Risk Management – The Company's formal vendor management program includes security risk assessments requiring the vendor to meet or exceed appropriate security requirements prior to the hosting or sharing of sensitive information by third parties. The Company’s standard contract provisions obligate third-party compliance with industry standard security protections.
v.Education and Awareness - The Company conducts cybersecurity training, both formally through mandatory courses and informally through written communications and other updates. Employees are tested periodically with phishing tests to reinforce training. The Company has held webinars and also sends periodic emails to its customers with tips and suggestions to protect themselves against cybersecurity incidents.

External Assessments

The Company’s Information Technology and Information Security Departments are examined annually by our financial institution regulator, which includes reviewing our risk management activities to ensure we are properly and adequately managing our risks appropriate to the size and complexity of our business and operations. In addition to annual examinations, the Company's Information Security Program, policies and practices, and cyber posture is subject to regular external independent reviews including annual audits, annual penetration tests, and quarterly third-party cyber risk assessments.

ITEM 2.    PROPERTIES

We hold title to the land and building in Honolulu, Hawaii where our Main branch office and headquarters are located, as well as other branch and operations offices throughout the State of Hawaii. In addition, we occupy or hold leases for approximately 30 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to properties we own or lease and the related lease rental expense and commitments as of December 31, 2023, see Note 5 - Premises and Equipment and Note 15 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

Certain claims and lawsuits arising in the ordinary course of business have been filed or are pending against us. In the opinion of management, all such matters are of a nature that, if disposed of unfavorably, would not have a material adverse effect on our consolidated results of operations or financial position. See Note 19 - Contingent Liabilities and Other Commitments to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2018 and ending December 31, 2023. The graph assumes the investment of $100 on December 31, 2018.

Indexed Total Annual Return
(as of December 31, 2023)

Total Return Performance
200
150
100
50
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Central Pacific Financial Corp.
Russell 2000 Index
S&P SmallCap 600 Bank Index

	December 31,
Index	2018	2019	2020	2021	2022	2023
Central Pacific Financial Corp.	$100.00	$125.37	$84.64	$130.15	$97.94	$100.77
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P SmallCap 600 Bank Index	100.00	120.57	106.04	143.94	132.60	130.34

As of January 31, 2024, there were 2,868 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

Dividends are payable at the discretion of the Board of Directors and are subject to the restrictions under the federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our trust preferred securities and subordinated notes. There can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future.

Under the terms of our trust preferred securities and subordinated notes, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities and subordinated notes were not current. Our obligations on our outstanding trust preferred securities and subordinated notes are current as of December 31, 2023.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our Bank. As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2023, the Bank had Statutory Retained Earnings of $169.1 million. In addition, the Bank's regulators could impose limitations or conditions on the Bank's ability to pay dividends to the Company which would adversely impact the ability of the Company to pay dividends to our shareholders.

See "Part I, Item 1. Business — Supervision and Regulation — Regulatory Actions" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

On January 30, 2024, the Company's Board of Directors approved a new share repurchase authorization of up to $20 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase plan (the "2024 Repurchase Plan"). The 2024 Repurchase Plan replaces and supersedes in its entirety the share repurchase program previously approved by the Company’s Board of Directors.

We did not repurchase any shares of our common stock under our publicly announced share repurchase program during the three months ended December 31, 2023. During the year ended December 31, 2023, we repurchased 130,010 shares of common stock, at an aggregate cost of $2.6 million under our 2023 Repurchase Plan.

We cannot provide any assurance as to whether or not we will continue to repurchase common stock under any share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2023	—	$—	—	$23,382,807
November 1-30, 2023	882	17.81	—	23,382,807
December 1-31, 2023	—	—	—	23,382,807
Total	882	17.81	—	23,382,807

[1] During the three months ended December 31, 2023, 882 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•Loans: Our loans consist of commercial and industrial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgage, home equity, and consumer loans to local homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

•Deposits: We offer a full range of deposit products and services including: checking, savings and time deposits, cash management, and digital banking services. We also maintain a broad branch and ATM network in the State of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, investment management, asset custody and general consultation and planning services.

Executive Overview

The year 2023 proved to be a challenging operating environment with the failures of certain significant regional banks in the first half of 2023, stock market volatility caused by fears of a national economic recession, and a significant rise in market interest rates combined with an inverted yield curve. Additionally, the August 2023 wildfires in Maui have had a direct, significant impact on the State of Hawaii.

Despite these challenges, we believe we delivered solid financial performance while managing and mitigating risks that arose in 2023.

•We recorded net income of $58.7 million, or $2.17 per diluted common share in 2023, compared to $73.9 million, or $2.68 per diluted common share in 2022. Net income in 2023 included a provision for credit losses of $15.7 million, compared to a credit to the provision of $1.3 million in 2022.
•We recorded pre-provision net revenue ("PPNR") of $92.5 million, compared to $97.5 million in 2022. (See Table 3 - Pre-Provision Net Revenue for a reconciliation of this non-GAAP financial measure.)
•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 0.78% and 12.38%, respectively, in 2023, compared to ROA and ROE ratios of 1.01% and 15.47%, respectively, in 2022.
•Asset quality remains strong as our nonperforming assets totaled $7.0 million, or 0.09% of total assets at December 31, 2023, compared to $5.3 million, or 0.07% of total assets at December 31, 2022.
•Our loan portfolio declined by $116.5 million, or 2.1% in 2023, primarily due to planned run-off of our U.S. Mainland purchased consumer portfolio, combined with lower origination activity primarily due to the significant rise in market interest rates which began in 2022. Our Hawaii loan portfolio grew by $42.4 million, or 0.9% in 2023.
•We realized deposit growth of $111.4 million, or 1.7% in 2023. Our core deposit portfolio declined by $89.0 million, or 1.5% primarily due to the continued migration from demand deposits to time deposits and off-balance sheet money market accounts.
•Our capital position and consistent profitability allowed us to pay cash dividends of $1.04 per share in 2023. In addition, in 2023 we repurchased an aggregate of 130,010 shares of common stock under our share repurchase program at an aggregate cost of $2.6 million, or an average of $20.24 per share.

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

On August 8, 2023, a series of wildfires broke out on the Island of Maui, in Kula, Upcountry Maui, Kihei, and most devastatingly in the town of Lahaina. The wildfires took the lives of at least 100 people and destroyed over 2,200 structures, of which approximately 86% were residential homes. The disaster area had more than 800 business establishments with about 7,000 employees.

Visitors to Maui decreased by approximately 57% in September 2023 compared to September 2022 and has started to recover as West Maui officially reopened to visitors in early October 2023 and government officials are encouraging travelers to return to Maui, while avoiding the affected area, to support its economic recovery. In December 2023, visitors to Maui were down by approximately 25% compared to December 2022. The unemployment rate for the Island of Maui was 8.4% in September 2023 and has since improved to 5.5% in December 2023.

The Company did not sustain any damages to its facilities on Maui. As of December 31, 2023, the Company had approximately $103 million in loans to borrowers in Lahaina, Maui, of which the Company has estimated $90 million were not impacted by the Maui wildfires and $11 million sustained damage but was covered by insurance and/or land.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The Company granted 146 loan payment deferrals on loan balances totaling $31.6 million as of December 31, 2023.

While the Maui wildfires led to significant near term economic losses on the Island of Maui, there may be limited adverse effects on the broader Hawaii economy. Although Maui represents a significant share of Hawaii's tourism, and total visitors to Hawaii have fallen, some would-be visitors to Maui have shifted their travel to the other Hawaiian Islands, such as Oahu, Kauai or Hawaii Island.

Prior to the Maui wildfires, Hawaii’s economy continued its recovery from the COVID-19 pandemic. According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 9.6 million visitors arrived to the Hawaiian Islands in the year ended December 31, 2023, mainly from the U.S. Mainland. This was a 4.4% increase from the 9.2 million visitors in 2022, and represents a recovery of approximately 93% from the 10.4 million visitors during the pre-pandemic and record year in 2019. Japanese visitor arrivals in the year ended December 31, 2023 continued to increase modestly; however, were only at around 36% of pre-pandemic 2019, or around 49% in the month of December 2023 compared to December 2019.

The HTA also reported that total spending by visitors was $20.78 billion in the year ended December 31, 2023, which increased by approximately 5.5% from the $19.70 billion in the year ended December 31, 2022, and increased by approximately 17.3% from $17.72 billion in pre-pandemic 2019. According to a recent report by the State of Hawaii's Department of Business, Economic Development and Tourism ("DBEDT"), total visitor arrivals are expected to increase to approximately 9.8 million in 2024 and visitor spending is expected to be approximately $21.63 billion in 2024.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.9% in the month of December 2023. The unemployment rate of 2.9% in December 2023 fell below the national seasonally adjusted unemployment rate of 3.7%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 2.8% in 2024.

Hawaii's economy is measured by the growth of real personal income and real gross state product. DBEDT is expected to report real personal income declined by approximately 1.5% but real gross state product grew by approximately 1.9% for 2023. DBEDT projects real personal income to grow by 1.0% and real gross state product to grow by 1.3% for 2024.

Real estate lending is a primary focus for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. According to the Honolulu Board of Realtors, the median resale price for a single-family home on Oahu fell just short of $1 million in December 2023. For the year ended December 31, 2023, the median price for a single-family home on Oahu was $1,050,000, representing a decrease of 5.0% from the median resale price of $1,105,000 for the year ended December 31, 2022. The median resale price for condominiums on Oahu was $508,500 for the year ended December 31, 2023, representing a decrease of 0.3% from the median resale price of $510,000 for the year ended December 31, 2022. Oahu unit sales volume decreased by 26.3% for single-family homes, and decreased by 28.0% for condominiums in 2023 from 2022 due to the significant rise in mortgage interest rates.

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

Changes in monetary policy, including changes in interest rates, could influence: (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities, among other things.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, to the current 5.25% to 5.50%, a 22-year high. In January 2024, the FRB kept the Federal Funds Rate target steady for the fourth consecutive meeting and policymakers indicated that there may be three rate cuts of quarter percentage point increments in 2024, but it will not occur until they are confident that inflation is moving sustainably towards 2%.

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

Recent Industry Developments

Beginning in March 2023, the banking industry experienced significant volatility as a result of high-profile regional bank failures, which resulted in industry-wide concerns related to liquidity, deposit outflows, unrealized or unrecognized losses on investment securities and impacting consumer confidence in the banking industry. As a result, the Company took a number of preemptive actions during the first half of 2023, which included pro-active outreach to clients and other liquidity contingency planning actions, such as maximizing funding sources and increased liquidity monitoring in response to these recent developments.

Despite industry and market volatility, we believe the Company’s balance sheet and liquidity position remained solid. The Company's total deposits of $6.85 billion increased by $111.4 million during the year ended December 31, 2023. The Company's deposit portfolio is diversified and long-tenured and approximately 65% of total deposits were FDIC-insured or collateralized as of December 31, 2023. The Company had $522.4 million in cash on its balance sheet and approximately $2.45 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities as of December 31, 2023. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was approximately 125% as of December 31, 2023.

The Company’s capital remained strong with the leverage, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 capital ratios of 8.8%, 12.4%, 14.6%, and 11.4%, respectively, as of December 31, 2023, all exceeding "well-capitalized" regulatory standards.

Banking-as-a-Service ("BaaS") Initiative

In January 2022, the Company announced the launch of a new BaaS initiative with the goal of expanding the Company both in and beyond Hawaii by investing in or collaborating with fintech companies. In the first quarter of 2022, the Company made a $2.0 million minority equity investment in Swell Financial, Inc. ("Swell"), a new fintech company. During the fourth quarter of 2022, Swell launched a consumer banking application that combined checking, credit and more into one integrated account, and the Bank served as the bank sponsor. As a result of a variety of adverse factors affecting Swell’s business and its strategy, the portfolio of Swell Cash and Credit accounts, which were immaterial, were closed in June 2023 and the Bank is no longer serving as the bank sponsor of Swell. As discussed in Note 6 - Investments in Unconsolidated Entities in the accompanying notes to the consolidated financial statements in this report, the Company entered into a transaction with Swell in the third quarter of 2023 whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The Company cannot provide any assurance that the platform usage fees will be collected.

Due to the current operating environment, the BaaS initiative did not have a material impact on the Company's financial statements in 2023. The Company continues to evaluate potential future BaaS opportunities.

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

Accounting estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and would materially impact our consolidated financial statements as of or for the periods presented. Management has discussed the development and selection of the critical accounting policy and estimate noted below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the accompanying disclosures.

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through December 31, 2023, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

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

Overview of Results of Operations

2023 vs. 2022 Comparison

In 2023, we recognized net income of $58.7 million, or fully diluted earnings per share ("EPS") of $2.17, compared to net income of $73.9 million, or EPS of $2.68, in 2022. Our ROA and ROE for 2023 was 0.78% and 12.38%, respectively, compared to 1.01% and 15.47%, respectively, in 2022.

We recorded a provision for credit losses of $15.7 million in 2023, compared to a credit to the provision of $1.3 million in 2022. The increase in the provision for credit losses reflects higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Net interest income decreased by $5.6 million from 2022 to 2023, primarily driven by higher average balances and average rates paid on interest-bearing deposits and long-term debt, partially offset by higher average balances and average yields earned on loans and interest-bearing deposits in other financial institutions.

Other operating income decreased by $1.3 million from 2022 to 2023. The decrease in other operating income was primarily due to the gain on sale of Visa Class B common stock of $8.5 million recorded in 2022, combined with a loss on sale of investment securities of $2.1 million recorded in 2023 primarily due to an investment securities portfolio repositioning completed in the fourth quarter of 2023, and lower mortgage banking income primarily attributable to lower origination activity due to the significant rise in market interest rates which began in 2022. These negative variances were partially offset by a gain on sale of a real estate office property of $5.1 million completed in the fourth quarter of 2023, higher income from bank-owned life insurance and higher other service charges and fees. The higher income from bank-owned life insurance was primarily attributable to stock market volatility and was partially offset by higher deferred compensation expense included in salaries and employee benefits and other expenses in other operating expense. See Table 6 - Components of Other Operating Income for more information.

Other operating expense decreased by $1.8 million from 2022 to 2023. The decrease was primarily due to lower salaries and employee benefits expense and lower pension plan and Supplemental Executive Retirement Plans ("SERP") expense (included in other) attributable to a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022, partially offset by higher computer software expense, a non-recurring charge of $2.3 million related to the early termination of a lease (included in other), higher FDIC insurance assessment (included in other), higher directors' deferred compensation plan expense (included in other) and higher net occupancy expense. See Table 7 - Components of Other Operating Expense for more information.

2022 vs. 2021 Comparison

In 2022, we recognized net income of $73.9 million, or EPS of $2.68, compared to net income of $79.9 million, or EPS of $2.83, in 2021. Our ROA and ROE for 2022 was 1.01% and 15.47%, respectively, compared to 1.13% and 14.38%, respectively, in 2021.

We recorded a credit to the provision for credit losses of $1.3 million in 2022, compared to a credit of $14.6 million in 2021.

Net interest income increased by $4.5 million from 2021 to 2022, primarily driven by higher average loans and investment securities balances and higher average yields earned on interest-earning assets, partially offset by lower net interest income and fees on the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") loans, combined with higher average interest-bearing deposit and borrowing costs due to the increase in market interest rates which began in 2022.

Other operating income increased by $4.9 million from 2021 to 2022. The increase in other operating income was primarily due to due to the gain on sale of Visa Class B common stock and higher service charges on deposit accounts, partially offset by lower mortgage banking income and lower income from bank-owned life insurance. See Table 6 - Components of Other Operating Income for more information.

Other operating expense increased by $2.9 million from 2021 to 2022. The increase in other operating expense was primarily due to higher pension plan expense (included in other) and higher computer software expense, partially offset by lower directors' deferred compensation plan expense (included in other), lower salaries and employee benefits expense, and lower advertising expense. The higher pension plan expense is primarily attributable to the termination and settlement of the Company's defined benefit retirement plan resulting in a one-time noncash settlement charge of $4.9 million. See Table 7 - Components of Other Operating Expense for more information.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%. Table 2 - Analysis of Changes in Net Interest Income (Taxable-Equivalent) presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2023			2022			2021
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$134,150	5.34%	$7,163	$80,096	0.92%	$740	$191,967	0.14%	$262
Investment securities, excluding valuation allowance:
Taxable (1)	1,365,067	2.11	28,789	1,455,246	1.93	28,062	1,269,900	1.77	22,505
Tax-exempt (1)	150,399	2.45	3,686	159,120	2.55	4,056	101,877	2.45	2,496
Total investment securities	1,515,466	2.14	32,475	1,614,366	1.99	32,118	1,371,777	1.82	25,001
Loans, incl. loans-held-for-sale (2)	5,508,530	4.42	243,315	5,298,573	3.78	200,280	5,071,516	3.82	193,778
Federal Home Loan Bank ("FHLB") stock	11,317	4.23	478	10,197	3.63	370	7,933	3.09	245
Total interest-earning assets	7,169,463	3.95	283,431	7,003,232	3.33	233,508	6,643,193	3.30	219,286
Noninterest-earning assets	309,780			337,029			434,832
Total assets	$7,479,243			$7,340,261			$7,078,025

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,359,240	0.13%	$1,701	$1,438,232	0.06%	$806	$1,300,022	0.03%	$384
Savings and money market deposits	2,195,763	1.00	21,979	2,208,630	0.19	4,188	2,099,388	0.06	1,240
Time deposits up to $250,000	415,541	2.15	8,917	245,599	0.70	1,723	230,705	0.34	795
Time deposits over $250,000	795,917	3.81	30,288	494,943	0.89	4,391	551,831	0.22	1,197
Total interest-bearing deposits	4,766,461	1.32	62,885	4,387,404	0.25	11,108	4,181,946	0.09	3,616
FHLB advances and other short-term borrowings	23,322	4.88	1,139	37,211	2.84	1,055	607	0.30	2
Long-term debt	148,922	5.80	8,633	105,732	4.66	4,930	105,488	3.88	4,097
Total interest-bearing liabilities	4,938,705	1.47	72,657	4,530,347	0.38	17,093	4,288,041	0.18	7,715
Noninterest-bearing deposits	1,933,666			2,216,645			2,117,423
Other liabilities	133,053			115,478			116,936
Total liabilities	7,005,424			6,862,470			6,522,400
Shareholders' equity	473,819			477,775			555,600
Non-controlling interest	—			16			25
Total equity	473,819			477,791			555,625
Total liabilities and equity	$7,479,243			$7,340,261			$7,078,025

Net interest income			$210,774			$216,415			$211,571

Interest rate spread		2.48%			2.95%			3.12%

Net interest margin		2.94%			3.09%			3.18%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$497	$5,926	$6,423	$(155)	$633	$478
Investment securities, excluding valuation allowance:
Taxable	(1,736)	2,463	727	3,251	2,306	5,557
Tax-exempt	(221)	(149)	(370)	1,401	159	1,560
Total investment securities	(1,957)	2,314	357	4,652	2,465	7,117
Loans, incl. loans-held-for-sale	7,907	35,128	43,035	8,631	(2,129)	6,502
FHLB stock	41	67	108	70	55	125
Total interest-earning assets	6,488	43,435	49,923	13,198	1,024	14,222

Interest-bearing liabilities
Interest-bearing demand deposits	(47)	942	895	37	385	422
Savings and money market deposits	(24)	17,815	17,791	66	2,882	2,948
Time deposits up to $250,000	1,187	6,007	7,194	51	877	928
Time deposits over $250,000	2,677	23,220	25,897	(125)	3,319	3,194
Total interest-bearing deposits	3,793	47,984	51,777	29	7,463	7,492
FHLB advances and other short-term borrowings	(393)	477	84	110	943	1,053
Long-term debt	2,009	1,694	3,703	9	824	833
Total interest-bearing liabilities	5,409	50,155	55,564	148	9,230	9,378

Net interest income	$1,079	$(6,720)	$(5,641)	$13,050	$(8,206)	$4,844

The banking and financial services industry in the State of Hawaii is highly competitive. Net interest income is our primary source of earnings and is derived primarily from the difference between the interest income we earn on loans and investment securities, and the interest expense we pay on deposits and borrowings.

Net interest income (expressed on a taxable-equivalent basis) totaled $210.8 million in 2023, which decreased by $5.6 million, or 2.6%, from $216.4 million in 2022, which increased by $4.8 million, or 2.3%, from net interest income of $211.6 million recognized in 2021. The decrease in net interest income for 2023 was primarily due to increases in average balances and average rates paid on interest-bearing deposits and long-term debt, partially offset by increases in average balances and average yields earned on loans and interest-bearing deposits in other financial institutions.

Average yields earned on our interest-earning assets increased by 62 basis points ("bps") in the year ended December 31, 2023, from the year ended December 31, 2022. The increase in average yields earned on interest-earning assets in 2023 was primarily attributable to the 64 bps increase in average yields earned on loans, the 442 bps increase in average yields earned on interest-bearing deposits in other financial institutions, and the 15 bps increase in average yields earned on investment securities.

Average rates paid on our interest-bearing liabilities in the year ended December 31, 2023 increased by 109 bps from the year ended December 31, 2022. The increase in average rates paid on our interest-bearing liabilities in 2023 was primarily due to increases in average rates paid on interest-bearing deposits and long-term debt of 107 bps and 114 bps, respectively, attributable to the significant increase in market interest rates which began in 2022.

In the fourth quarter of 2023, the Company sold $30.0 million in available-for-sale investment securities as part of an investment portfolio restructuring strategy. The Company received $28.1 million in gross proceeds and reinvested the proceeds in $28.3 million in higher yield investment securities with an average yield of 5.68% and a weighted average duration of 2.5 years. The investment securities sold had an average yield of 3.25% and a weighted average duration of 3.4 years. There were no gross realized gains on the sales of the investment securities. Gross realized losses on the sales of the investment securities were $1.9 million. The specific identification method was used as the basis for determining the cost of all securities sold.

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

In 2021, the Company sold $279.4 million in available-for-sale investment securities as part of an investment portfolio rebalancing strategy. The Company received $279.5 million in gross proceeds and reinvested the proceeds in $284.9 million in higher yield investment securities with an average yield of 1.64% and a weighted average life of 6.6 years. The investment securities sold had an average yield of 0.35% and a weighted average life of 2.0 years. Gross realized gains and losses on the sales of the investment securities were $3.4 million and $3.2 million, respectively. The specific identification method was used as the basis for determining the cost of all securities sold.

Interest Income

Our primary sources of interest income include interest on loans, which represented 85.8%, 85.8%, and 88.4% of taxable-equivalent interest income in 2023, 2022 and 2021, respectively, as well as interest earned on investment securities, which represented 11.5%, 13.8% and 11.4% of taxable-equivalent interest income, respectively. Interest income expressed on a taxable-equivalent basis of $283.4 million in 2023 increased by $49.9 million, or 21.4%, from the $233.5 million earned in 2022, which increased by $14.2 million, or 6.5%, from the $219.3 million earned in 2021.

The increase in taxable-equivalent interest income in 2023 from 2022 was primarily due to increases in average yields earned on loans of 64 bps and average loan balances of $210.0 million, resulting in higher interest income of approximately $35.1 million and $7.9 million, respectively. In addition, the average yields earned on interest-bearing deposits in other financial institutions and investment securities increased by 442 bps and 15 bps, respectively, resulting in higher interest income of approximately $5.9 million and $2.3 million, respectively. These increases were partially offset by a decrease in average investment securities balances of $98.9 million, resulting in lower interest income of approximately $2.0 million.

The increase in taxable-equivalent interest income in 2022 from 2021 was primarily due to higher average investment securities balances of $242.6 million, which contributed to an increase in interest income of $4.7 million in 2022, and higher average core loan (or total loans excluding PPP loans) balances of $587.7 million, which contributed to an increase in interest income of $21.2 million. In addition, the average yield earned on investment securities and the average normalized yield on core loans (or total loans excluding PPP) increased by 17 bps and 15 bps, respectively, which increased interest income by approximately $2.5 million and $8.0 million, respectively. These increases were partially offset by the decline in PPP net interest income and loan fees from $26.4 million in 2021 to $3.6 million in 2022.

Interest Expense

In 2023, interest expense was $72.7 million which represented an increase of $55.6 million, or 325.1%, compared to interest expense of $17.1 million in 2022, which was an increase of $9.4 million, or 121.6%, compared to $7.7 million in 2021.

Due to the rising interest rate environment, the average rates paid on interest-bearing deposits of 1.32% in 2023 increased by 107 bps from 2022, resulting in an increase in interest expense of approximately $48.0 million. Average interest-bearing deposit balances increased by $379.1 million, resulting in an increase in interest expense of approximately $3.8 million. Increases in average balances and average rates paid on long-term debt of $43.2 million and 114 bps, respectively, resulted in an total increase in interest expense of approximately $3.7 million.

Average rates paid on interest-bearing deposits, FHLB advances and other short-term borrowings and long-term debt in 2022 increased by 16 bps, 254 bps and 78 bps, respectively, from 2021, which contributed to increases in interest expense of $7.5 million, $0.9 million, and $0.8 million, respectively.

Net Interest Margin

Our net interest margin was 2.94%, 3.09% and 3.18% in 2023, 2022 and 2021, respectively. The decrease in our net interest margin in 2023 from 2022 was primarily due to the increases in average rates paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on loans, interest-bearing deposits in other financial institutions and investment securities.

The decrease in our net interest margin in 2022 from 2021 was primarily due to the lower recognition of net loan fees related to loans originated and forgiven under the PPP, combined with higher rates paid on interest-bearing deposits and borrowings.

Excluding the PPP net interest income and net loan fees of $0.1 million, $3.6 million, and $26.4 million in the years ended December 31, 2023, 2022 and 2021, respectively, our net interest margin was 2.94%, 3.05%, and 2.96% in the years ended December 31, 2023, 2022 and 2021, respectively.

Non-GAAP Financial Measures

The Company also uses non-GAAP financial measures in addition to our GAAP results in order to provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

The Company believes that Pre-Provision Net Revenue ("PPNR"), a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table sets forth a reconciliation of the Company's PPNR for each of the periods presented:

Table 3. Pre-Provision Net Revenue

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$58,669	$73,928	$79,894
Add: Income tax expense	18,153	24,841	25,758
Pre-tax income	76,822	98,769	105,652
Add: Provision (credit) for credit losses	15,698	(1,273)	(14,591)
Pre-provision net revenue	$92,520	$97,496	$91,061

A key measure of operating efficiency tracked by the Company is the efficiency ratio, which is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus other operating income). The Company believes that the efficiency ratio provides useful supplemental information that is important to a proper understanding of its core business results by investors. The Company's efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. The following table sets forth a reconciliation to our efficiency ratio for each of the periods presented:

Table 4. Reconciliation of Efficiency Ratio

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total other operating expenses	$164,143	$165,986	$163,046

Net interest income	210,000	215,563	211,047
Total other operating income	46,663	47,919	43,060
Total revenue	$256,663	$263,482	$254,107

Efficiency ratio	63.95%	63.00%	64.16%

Our efficiency ratio increased to 63.95% in 2023, compared to 63.00% in 2022 and 64.16% in 2021. The increase in our efficiency ratio in 2023 compared to 2022, was primarily driven by the aforementioned decreases in net interest income and other operating income, offset by the decrease in other operating expense.

Table 5. Other Non-GAAP Financial Measures

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net interest income - Excluding PPP loans	$209,918	$211,925	$184,695
Add: Net interest income on PPP loans	82	3,638	26,352
Net interest income - Reported	210,000	215,563	211,047
Add: Tax-exempt adjustment	774	852	524
Net interest income - Taxable-equivalent	$210,774	$216,415	$211,571

Average interest earning assets - Excluding PPP loans	$7,167,746	$6,974,032	$6,253,398
Add: Average PPP loans	1,717	29,200	389,795
Average interest earning assets - Reported	$7,169,463	$7,003,232	$6,643,193

Net interest margin - Excluding PPP loans	2.94%	3.05%	2.96%
Add: Impact of PPP loans on net interest margin	—	0.04	0.22
Net interest margin - Reported	2.94%	3.09%	3.18%

Interest income and fees on loans - Excluding PPP loans	$243,233	$196,642	$167,426
Add: Net interest income and fees on PPP loans	82	3,638	26,352
interest income and fees on loans - Reported	$243,315	$200,280	$193,778

Average core loans - Excluding PPP loans	$5,506,813	$5,269,373	$4,681,721
Add: Average PPP loans	1,717	29,200	389,795
Average total loans - Reported	$5,508,530	$5,298,573	$5,071,516

Average yield on core loans - Excluding PPP loans	4.42%	3.73%	3.58%
Add: Impact of PPP loans on average yield on loans	—	0.05	0.24
Average yield on total loans - Reported	4.42%	3.78%	3.82%

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for each of the periods presented.

Table 6. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2023	2022	2023	2022
(Dollars in thousands)	2023	2022	2021	to 2022	to 2021	to 2022	to 2021
Mortgage banking income:
Net loan servicing fees	$1,931	$2,259	$2,733	$(328)	$(474)	(14.5)%	(17.3)%
Amortization of mortgage servicing rights	(705)	(1,295)	(3,468)	590	2,173	(45.6)	(62.7)
Net gain on sale of residential mortgage loans	721	1,778	6,376	(1,057)	(4,598)	(59.4)	(72.1)
Unrealized gain (loss) on interest rate locks	(42)	8	98	(50)	(90)	(625.0)	(91.8)
Loan placement fees	687	1,060	1,993	(373)	(933)	(35.2)	(46.8)
Total mortgage banking income	2,592	3,810	7,732	(1,218)	(3,922)	(32.0)	(50.7)
Service charges on deposit accounts	8,753	8,197	6,358	556	1,839	6.8	28.9
Other service charges and fees	20,531	19,025	18,367	1,506	658	7.9	3.6
Income from fiduciary activities	4,895	4,565	5,075	330	(510)	7.2	(10.0)
Net (losses) gains on sales of investment securities	(2,074)	8,506	150	(10,580)	8,356	(124.4)	5,570.7
Income from bank-owned life insurance	4,870	1,865	3,493	3,005	(1,628)	161.1	(46.6)
Other:
Equity in earnings of unconsolidated entities	(22)	186	364	(208)	(178)	(111.8)	(48.9)
Income recovered on nonaccrual loans previously charged-off	439	279	261	160	18	57.3	6.9
Other recoveries	180	100	81	80	19	80.0	23.5
Commissions on sale of checks	312	307	307	5	—	1.6	—
Gain on sale of premises and equipment	5,128	—	—	5,128	—	N.M. (*)	N.M. (*)
Other	1,059	1,079	872	(20)	207	(1.9)	23.7
Total other operating income - other	7,096	1,951	1,885	5,145	66	263.7	3.5
Total other operating income	$46,663	$47,919	$43,060	$(1,256)	$4,859	(2.6)	11.3

Ratio of total other operating income to average assets	0.62%	0.65%	0.61%

(*) Not meaningful ("N.M.")

Total other operating income of $46.7 million in 2023 decreased by $1.3 million, or 2.6%, from the $47.9 million earned in 2022, which increased by $4.9 million, or 11.3%, from the $43.1 million earned in 2021.

The decrease in other operating income in 2023 from 2022 was primarily due to a non-recurring $8.5 million gain on sale of Class B common stock of Visa, Inc. ("Visa") recorded in the second quarter of 2022. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. In the fourth quarter of 2023, the Company completed an investment portfolio repositioning resulting in a $1.9 million loss on the sales of investment securities. In addition, the Company recorded lower mortgage banking income of $1.2 million. The lower mortgage banking income was primarily attributable to lower originations and fewer loans sold as a result of the significant increases in market interest rates which began in 2022. The Company's Home Loans Division recorded $266.6 million in loan originations in 2023, down from $568.2 million in loan originations in 2022 and $1.18 billion in loan originations in 2021. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the continued increases in market interest rates. These decreases were partially offset by a $5.1 million gain on sale of real estate office property, higher income from bank-owned life insurance ("BOLI") of $3.0 million and higher other service charges and fees. Significant variances in income from BOLI are primarily attributable to volatility in the equity markets. The Company has certain company-owned life insurance policies used to hedge its deferred compensation plans, which are tied to the equity markets and had gains in 2023 and losses in 2022, therefore, the Company has also recognized offsetting positive and negative deferred compensation expense in other operating expenses in 2023 and 2022, respectively.

The increase in other operating income in 2022 from 2021 was primarily due to the aforementioned $8.5 million gain on sale of Class B common stock of Visa and higher service charges on deposit accounts of $1.8 million. These increases were partially offset by lower mortgage banking income of $3.9 million and lower income from BOLI of $1.6 million. The lower mortgage banking income was primarily attributable to fewer loans sold as a result of the increase in interest rates. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the increase in market interest rates.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for each of the periods presented.

Table 7. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2023	2022	2023	2022
(Dollars in thousands)	2023	2022	2021	to 2022	to 2021	to 2022	to 2021
Salaries and employee benefits	$82,050	$88,781	$90,213	$(6,731)	$(1,432)	(7.6)%	(1.6)%
Net occupancy	18,185	16,963	16,133	1,222	830	7.2	5.1
Equipment	3,958	4,238	4,344	(280)	(106)	(6.6)	(2.4)
Communication	3,010	2,958	3,271	52	(313)	1.8	(9.6)
Legal and professional services	9,959	10,792	10,452	(833)	340	(7.7)	3.3
Computer software	17,726	14,840	13,304	2,886	1,536	19.4	11.5
Advertising	3,888	4,151	5,495	(263)	(1,344)	(6.3)	(24.5)
Other:
Pension plan and SERP	380	5,339	1,254	(4,959)	4,085	(92.9)	325.8
Foreclosed assets	—	1	3	(1)	(2)	(100.0)	(66.7)
Charitable contributions	454	453	179	1	274	0.2	153.1
FDIC insurance assessment	4,133	2,322	2,197	1,811	125	78.0	5.7
Miscellaneous loan expenses	1,291	1,339	1,657	(48)	(318)	(3.6)	(19.2)
ATM and debit card	3,364	3,025	3,149	339	(124)	11.2	(3.9)
Armored car	1,701	1,068	891	633	177	59.3	19.9
Entertainment and promotions	2,015	1,513	1,289	502	224	33.2	17.4
Stationery and supplies	740	722	903	18	(181)	2.5	(20.0)
Directors' fees and expenses	1,287	1,290	876	(3)	414	(0.2)	47.3
Directors' deferred compensation plan	360	(1,029)	1,292	1,389	(2,321)	(135.0)	(179.6)
Branch consolidation costs	—	612	436	(612)	176	(100.0)	40.4
Loss (gain) on disposal of fixed assets	12	5	101	7	(96)	140.0	(95.0)
Loss on sale of loans	197	—	—	197	—	N.M. (*)	N.M. (*)
Early termination of lease	2,274	—	—	2,274	—	N.M. (*)	N.M. (*)
Other	7,159	6,603	5,607	556	996	8.4	17.8
Total other operating expense - other	25,367	23,263	19,834	2,104	3,429	9.0	17.3
Total other operating expense	$164,143	$165,986	$163,046	$(1,843)	$2,940	(1.1)	1.8

Ratio of total other operating expense to average assets	2.19%	2.26%	2.30%

(*) Not meaningful ("N.M.")

Total other operating expense of $164.1 million in 2023 decreased by $1.8 million, or 1.1%, from total operating expense of $166.0 million in 2022, which increased by $2.9 million, or 1.8%, compared to 2021.

The decrease in total other operating expense in 2023, compared to 2022, was primarily due to lower salaries and employee benefits of $6.7 million and a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022. These decreases were partially offset by a non-

recurring charge of $2.3 million related to the early termination of a branch lease, higher computer software expense of $2.9 million, FDIC insurance assessment of $1.8 million, directors' deferred compensation plan expenses of $1.4 million and net occupancy expense of $1.2 million. Significant fluctuations in directors' deferred compensation plan expenses are primarily due to volatility in the equity markets.

The increase in total other operating expense in 2022, compared to 2021, was primarily due to a higher pension plan and SERP expenses of $4.1 million, higher computer software expense of $1.5 million, and higher net occupancy expense of $0.8 million, partially offset by lower directors' deferred compensation plan expenses of $2.3 million, lower salaries and employee benefits of $1.4 million, and lower advertising expense of $1.3 million. The increase in pension plan and SERP expense was primarily attributable to the aforementioned non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan.

Income Taxes

In 2023, the Company recorded income tax expense of $18.2 million, compared to $24.8 million in 2022, and $25.8 million in 2021. Our effective tax rate was 23.6% in 2023 compared to 25.2% in 2022 and 24.4% in 2021.

The decrease in income tax expense in 2023 from 2022 was primarily due to lower pre-tax income. The decrease in the effective tax rate in 2023 from 2022 was primarily attributable to higher tax-exempt income from BOLI as a percentage of pre-tax income.

The decrease in income tax expense in 2022 from 2021 was primarily due to lower pre-tax income. The increase in the effective tax rate in 2022 from 2021 was primarily attributable to lower tax-exempt income from BOLI.

As of December 31, 2023, the valuation allowance on our net deferred tax assets ("DTA") totaled $4.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $29.5 million as of December 31, 2023, compared to a net DTA of $48.5 million as of December 31, 2022, and is included in other assets in the Company's consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded U.S. corporations, among other changes. As of December 31, 2023, the Company determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on income tax expense. As of December 31, 2023, the Company accrued $26 thousand in excise tax on the Company's stock repurchases.

Financial Condition

Total assets of $7.64 billion at December 31, 2023 increased by $210.0 million, or 2.8%, from the $7.43 billion at December 31, 2022, and total liabilities of $7.14 billion at December 31, 2023 increased by $159.1 million, or 2.3%, from the $6.98 billion at December 31, 2022. The increase in total assets and total liabilities in 2023 was primarily due to deposit growth, an increase in long-term debt and lower share repurchases to preserve capital.

Loan Portfolio

Our lending activities are focused on commercial and industrial loans, commercial mortgages, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgages, home equity and consumer loans to local home-buyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers who are responsible for client prospecting and business development.

To manage credit risk (i.e., the ability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers. The general underwriting guidelines require analysis and documentation to include among other things, overall creditworthiness of borrower, guarantor support, use of funds, loan term, minimum equity, loan-to-value standards, repayment terms, sources of repayment, covenants, pricing, collateral, insurance, and documentation standards. All loan requests considered by us should be for a clearly defined legitimate purpose with a determinable primary repayment source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, asset verification, tax returns, title reports, and appraisals (where appropriate).

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

Loans totaled $5.44 billion at December 31, 2023, which decreased by $116.5 million, or 2.1%, from the $5.56 billion at December 31, 2022, which increased by $453.8 million, or 8.9%, from the $5.10 billion held at December 31, 2021. The decrease in our loan portfolio in 2023 was largely due to run-off in our U.S. mainland purchased consumer loans. The decrease in total loans included net decreases in the following loan portfolios: consumer of $168.2 million, or 21.1%, residential mortgage of $13.2 million, or 0.7%, home equity of $2.9 million, or 0.4% and PPP loan portfolio of $1.3 million, or 49.7%. These decreases were offset by net increases in the other commercial, financial, and agricultural of $30.5 million, or 5.6%, commercial mortgage of $19.8 million, or 1.5% and construction of $18.8 million, or 11.3%. In 2023, we did not foreclose on any loans. In addition, we recorded loan charge-offs of $19.2 million.

The following table sets forth information regarding outstanding loans, net of deferred (fees) costs, by category as of the dates indicated.

Table 8. Loans by Categories

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commercial and industrial:
SBA PPP	$1,284	$2,555
Other	574,423	543,947
Real estate:
Construction	185,519	166,723
Residential mortgage	1,927,789	1,940,999
Home equity	736,524	739,380
Commercial mortgage	1,382,902	1,363,075
Consumer	630,541	798,787
Total loans, net of deferred fees and costs	5,438,982	5,555,466
Allowance for credit losses	(63,934)	(63,738)
Net loans	$5,375,048	$5,491,728

The following table sets forth the geographic distribution of our loan portfolio, net of deferred (fees) costs, and related ACL as of the dates indicated.

Table 9. Loans by Geographic Distribution

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
Commercial and industrial:
SBA PPP	$1,284	$—	$1,284	$2,555	$—	$2,555
Other	420,452	153,971	574,423	383,665	160,282	543,947
Real estate:
Construction	163,337	22,182	185,519	150,208	16,515	166,723
Residential mortgage	1,927,789	—	1,927,789	1,940,999	—	1,940,999
Home equity	736,524	—	736,524	739,380	—	739,380
Commercial mortgage	1,063,969	318,933	1,382,902	1,029,708	333,367	1,363,075
Consumer	322,346	308,195	630,541	346,789	451,998	798,787
Total loans, net of deferred fees and costs	4,635,701	803,281	5,438,982	4,593,304	962,162	5,555,466
Allowance for credit losses	(48,189)	(15,745)	(63,934)	(45,169)	(18,569)	(63,738)
Net loans	$4,587,512	$787,536	$5,375,048	$4,548,135	$943,593	$5,491,728

Commercial and Industrial - Small Business Administration Payroll Protection Program

Paycheck Protection Program ("PPP") loans, which were originated in 2020 and early 2021, are loans to qualified small businesses under the PPP administered by the Small Business Administration ("SBA") under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"). Loans covered by the PPP were eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The PPP loans, regardless of any forgiven amount, is guaranteed by the SBA.

Commercial and Industrial - Other

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

In 2023, our commercial and industrial loan portfolio, excluding PPP loans, increased by $30.5 million, which was attributable to a increase in the Hawaii portfolio of $36.8 million, offset by a decline in the U.S. Mainland portfolio of $6.3 million. Our commercial, financial, and agricultural loan portfolio, excluding PPP loans, increased by $13.8 million in 2022.

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

In 2023, our construction loan portfolio increased by $18.8 million. Our construction loan portfolio increased by $43.9 million in 2022. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $100.9 million at December 31, 2023, compared to $68.6 million in the prior year, while remaining interest reserves was $10.2 million, or 10.1% of the outstanding principal balance of loans with interest reserves at December 31, 2023, compared to $10.5 million, or 15.3% of the outstanding principal balance of loans with interest reserves at December 31, 2022.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 10. Mortgage Loan Portfolio Composition

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential:
Closed-end	$1,927,789	47.6%	$1,940,999	48.0%
Home equity line-of-credit ("HELOC")	736,524	18.2	739,380	18.3
Subtotal	2,664,313	65.8	2,680,379	66.3

Commercial:
Owner-occupied nonfarm nonresidential	321,356	7.9	328,159	8.1
Other nonfarm nonresidential	779,819	19.3	734,229	18.2
Multi-family	281,708	7.0	300,645	7.4
Other	19	—	42	—
Subtotal	1,382,902	34.2	1,363,075	33.7
Total mortgage loans	$4,047,215	100.0%	$4,043,454	100.0%

Residential

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed-rate and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan origination size of approximately $0.6 million, marketable collateral and a stable Hawaii residential real estate market, credit losses on residential mortgage loans have historically been minimal. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2023 totaled $1.93 billion, decreasing by $13.2 million, or 0.7%, from the $1.94 billion held at year-end 2022, which increased by $65.0 million, or 3.5%, from the $1.88 billion held at year-end 2021. The decrease in closed-end residential mortgage loan balances in 2023 was primarily due to lower origination activity primarily attributable to the significant increase in market interest rates which began in 2022.

Residential mortgage loans held for sale at December 31, 2023 totaled $1.8 million, an increase of $0.7 million, or 60.9%, from the December 31, 2022 balance of $1.1 million, which decreased by $2.4 million, or 68.7%, from the December 31, 2021 balance of $3.5 million. We did not securitize any residential mortgage loans in 2023, 2022 and 2021.

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

HELOC balances as of December 31, 2023 totaled $736.5 million, decreasing by $2.9 million, or 0.4%, from the $739.4 million held at December 31, 2022, which increased by $102.1 million, or 16.0%, from the $637.2 million held at December 31, 2021.

Commercial Mortgage

Real estate mortgage loans secured by commercial properties represent a sizable portion of our loan portfolio. Our policy with respect to commercial mortgages is that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels.

Commercial mortgage balances as of December 31, 2023 totaled $1.38 billion, increasing by $19.8 million, or 1.5%, from the $1.36 billion held at December 31, 2022, which increased by $142.9 million, or 11.7%, from the $1.22 billion held at December 31, 2021. The increase in commercial mortgage balances in 2023 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 11. Consumer Loan Portfolio Composition

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Automobile	$282,982	44.9%	$368,266	46.1%
Purchased unsecured consumer and home improvement	213,388	33.8	314,925	39.4
Other revolving credit plans	100,257	15.9	80,351	10.1
Student loans	544	0.1	1,064	0.1
Other	33,370	5.3	34,181	4.3
Total consumer	$630,541	100.0%	$798,787	100.0%

For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this category are generally either unsecured or secured by personal assets such as automobiles. The average loan size is generally small and risk is diversified among many borrowers. Our policy is to utilize credit-scoring systems for most of our consumer loans, which offer the ability to manage credit exposure based on our risk tolerance and loss experience. From time to time, we will tactically deploy funds, which are not utilized in our current short-term core lending markets, by purchasing certain consumer loan portfolios.

Consumer loans totaled $630.5 million at December 31, 2023, decreasing by $168.2 million, or 21.1%, from December 31, 2022 of $798.8 million, which increased by $174.9 million, or 28.0%, compared to the $623.9 million held at December 31, 2021.

At December 31, 2023, automobile loans, primarily indirect dealer loans and loans purchased from third-party originators, comprised 44.9% of consumer loans outstanding. Total automobile loans of $283.0 million at December 31, 2023 decreased by $85.3 million, or 23.2%, from December 31, 2022 of $368.3 million, which increased by $69.9 million, or 23.4%, from $298.4 million at December 31, 2021.

In 2023, we purchased $15.7 million in U.S. Mainland automobile loans, which included a $0.6 million premium over the $15.2 million outstanding balance. In 2022, we purchased U.S. Mainland automobile loans totaling $106.2 million, which included a $4.7 million premium over the $101.5 million outstanding balance. In 2021, we purchased U.S. Mainland automobile loans totaling $76.5 million, which included a $5.1 million premium over the $71.4 million outstanding balance.
Purchased unsecured consumer and home improvement loans of $213.4 million at December 31, 2023 decreased by $101.5 million, or 32.2%, from December 31, 2022 of $314.9 million, which increased by $109.3 million, or 53.2%, from $205.6 million at December 31, 2021.

In 2023, we purchased $3.9 million in U.S. Mainland unsecured consumer loans under forward flow purchase agreements at par, with outstanding balances totaling $3.9 million. In 2022, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $229.3 million for $217.2 million, reflecting a net discount of $12.1 million. In 2021, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $199.8 million for $190.2 million, reflecting a net discount of $9.6 million.

Other revolving credit plans loans include extensions of credit to individuals and totaled $100.3 million at December 31, 2023, which increased by $19.9 million, or 24.8%, from December 31, 2022 of $80.4 million, which increased by $1.7 million, or 2.1%, from $78.7 million at December 31, 2021.

Total student loans of $0.5 million at December 31, 2023 decreased by $0.5 million, or 48.9%, from December 31, 2022 of $1.1 million, which decreased by $0.8 million, or 42.9%, from $1.9 million at December 31, 2021.

Other consumer loans of $33.4 million at December 31, 2023 decreased by $0.8 million, or 2.4%, from December 31, 2022 of $34.2 million, which decreased by $5.2 million, or 13.1%, from $39.4 million at December 31, 2021.

Concentrations of Credit Risk

As of December 31, 2023, approximately $4.23 billion, or 77.8% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans. As of December 31, 2022, approximately $4.21 billion, or 75.8% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the State of Hawaii. Consistent with our focus of being a Hawaii-based bank, 85.2% of our loan portfolio was concentrated in the Hawaii market while 14.8% was concentrated in the U.S. Mainland as of December 31, 2023. As of December 31, 2022, 82.7% and 17.3% of our loan portfolio was concentrated in the Hawaii market and U.S. Mainland, respectively.

Our foreign credit exposure as of December 31, 2023 and December 31, 2022 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2023, all PPP loans were fixed-rate. Commercial and industrial loans, excluding PPP loans, were 52.0% fixed-rate and 48.0% variable-rate. Real estate construction loans were 44.2% fixed-rate and 55.8% variable-rate. Residential mortgage loans were 84.1% fixed-rate and 15.9% variable-rate. Home equity lines and loans were 13.5% fixed-rate and 86.5% variable-rate. Commercial mortgage loans were 55.9% fixed-rate and 44.1% variable-rate. Consumer loans were 86.2% fixed-rate and 13.8% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2023. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in the net interest income sensitivity analysis included in Table 22 - Net Interest Income Sensitivity.

Table 12. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
	(Dollars in thousands)
Commercial and industrial - SBA PPP:
With fixed interest rates	$—	$1,313	$—	$—	$1,313	100.0%
Total commercial and industrial - SBA PPP	—	1,313	—	—	1,313	100.0%

Commercial and industrial - Other:
With fixed interest rates	2,786	169,350	126,792	—	298,928	52.0%
With variable interest rates	44,180	171,743	8,161	51,713	275,797	48.0%
Total commercial and industrial - other	46,966	341,093	134,953	51,713	574,725	100.0%

Construction:
With fixed interest rates	2,182	16,833	62,020	1,103	82,138	44.2%
With variable interest rates	29,148	37,783	13,899	23,026	103,856	55.8%
Total construction	31,330	54,616	75,919	24,129	185,994	100.0%

Residential mortgage:
With fixed interest rates	1,932	13,967	217,807	1,387,577	1,621,283	84.1%
With variable interest rates	86	4,028	17,389	284,420	305,923	15.9%
Total residential mortgage	2,018	17,995	235,196	1,671,997	1,927,206	100.0%

Home equity:
With fixed interest rates	2	18,274	39,353	41,307	98,936	13.5%
With variable interest rates	1,705	5,278	15,088	613,493	635,564	86.5%
Total home equity	1,707	23,552	54,441	654,800	734,500	100.0%

Commercial mortgage:
With fixed interest rates	40,360	235,474	497,644	—	773,478	55.9%
With variable interest rates	63,720	325,345	222,036	—	611,101	44.1%
Total commercial mortgage	104,080	560,819	719,680	—	1,384,579	100.0%

Consumer:
With fixed interest rates	19,319	401,341	36,967	86,058	543,685	86.2%
With variable interest rates	3,535	56,024	201	27,453	87,213	13.8%
Total consumer	22,854	457,365	37,168	113,511	630,898	100.0%

All loans:
With fixed interest rates	66,581	856,552	980,583	1,516,045	3,419,761	62.9%
With variable interest rates	142,374	600,201	276,774	1,000,105	2,019,454	37.1%
Gross loans	$208,955	$1,456,753	$1,257,357	$2,516,150	$5,439,215	100.0%

Provision and Allowance for Credit Losses for Loans

As described above under the "Critical Accounting Policies and Use of Estimates" section, the provision for credit losses ("Provision") for loans is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the ACL for loans to cover expected credit losses for loans. Our methodology for determining the adequacy of the ACL and Provision for loans takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, prepayment assumptions, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Company maintains its ACL at an appropriate level as of a given balance sheet date to absorb management's best estimate of expected credit losses in its loan portfolios that will likely be realized over the expected life of our loan portfolio. This is based upon management's comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of the appropriateness of the ACL for loans is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a Board of Directors-approved policy and methodology.

The following table sets forth certain information with respect to the ACL for loans as of the dates or for the periods presented.

Table 13. Allowance for Credit Losses for Loans

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Allowance for Credit Losses ("ACL") for Loans
Balance at beginning of period	$63,738	$68,097	$83,269

Charge-offs:
Commercial and industrial - Other	1,962	1,969	1,723
Consumer	17,245	6,399	4,402
Total	19,207	8,368	6,125

Recoveries:
Commercial and industrial - Other	720	995	1,004
Real estate:
Construction	1	76	1,159
Residential mortgage	77	295	358
Home equity	57	36	9
Commercial mortgage	—	—	73
Consumer	3,313	2,319	2,673
Total	4,168	3,721	5,276
Net loan charge-offs	15,039	4,647	849

Provision (credit) for credit losses for loans (1)	15,235	288	(14,323)

Balance at end of period	$63,934	$63,738	$68,097

Average loans outstanding	$5,508,530	$5,298,573	$5,071,516

Ratios:
ACL to total loans	1.18%	1.15%	1.33%
ACL to nonaccrual loans	912.30%	1,213.83%	1,157.92%
Net loan charge-offs to average loans outstanding	0.27%	0.09%	0.02%

(1) In 2020, the Company recorded a reserve on accrued interest receivable ("AIR") of $0.2 million for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against AIR with the offset to provision for credit losses. This reserve balance of $0.2 million was reversed during the second quarter of 2021 due to the significant decline in loans on active forbearance or deferral and the Company did not have a reserve on accrued interest receivable as of December 31, 2021, 2022 or 2023. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on AIR.

Our ACL for loans at December 31, 2023 totaled $63.9 million, which increased by $0.2 million, or 0.3%, from $63.7 million at December 31, 2022, which decreased by $4.4 million, or 6.4%, from $68.1 million at December 31, 2021. When expressed as a percentage of total loans, our ACL for loans was 1.18%, 1.15%, and 1.33% as of December 31, 2023, 2022 and 2021, respectively.

During 2023, we recognized a Provision of $15.7 million, which included a Provision for off-balance sheet credit exposures of $0.5 million and a Provision for loans of $15.2 million. During 2022, we recognized a credit to the Provision of $1.3 million, which included a credit to the Provision for off-balance sheet credit exposures of $1.6 million, offset by a debit to the Provision for loans of $0.3 million. During 2021, we recognized a credit to the Provision of $14.6 million, which included a credit to the Provision for loans of $14.3 million, a credit to the Provision for off-balance sheet credit exposures of $0.1 million and a credit to the Provision for accrued interest receivable of $0.2 million.

The increase in our ACL for loans as a percentage of total loans from December 31, 2022 to December 31, 2023 and the increase in the Provision in 2023 reflects higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Our ACL for loans as a percentage of our nonaccrual loans decreased to 912% at December 31, 2023 from 1,214% at December 31, 2022, which increased from 1,158% at December 31, 2021.

Overall, the Company maintained strong credit quality as represented by nonperforming assets of $7.0 million, $5.3 million, and $5.9 million at December 31, 2023, 2022 and 2021, respectively. Net charge-offs were $15.0 million, $4.6 million, and $0.8 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

The following table sets forth the allocation of the ACL by loan category as of the dates indicated. Our practice is to make specific allocations on impaired loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 14. Allocation of Allowance for Credit Losses for Loans

	December 31, 2023			December 31, 2022
(Dollars in thousands)	ACL for Loans	ACL % of Loan Category	Loan Category as a % of Total Loans	ACL for Loans	ACL % of Loan Category	Loan Category as a % of Total Loans
Commercial and industrial:
SBA PPP	$—	—%	—%	$2	0.1%	—%
Other	7,181	1.3	10.6	6,822	1.3	9.8
Real estate:
Construction	4,004	2.2	3.4	2,867	1.7	3.0
Residential mortgage	14,626	0.8	35.5	11,804	0.6	35.0
Home equity	3,501	0.5	13.5	4,114	0.6	13.3
Commercial mortgage	17,543	1.3	25.4	17,902	1.3	24.5
Consumer	17,079	2.7	11.6	20,227	2.5	14.4
Total	$63,934	1.2	100.0%	$63,738	1.1	100.0%

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

Table 15. Nonperforming Assets, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual loans (1)
Commercial and industrial:
Other	$432	$297
Real estate:
Residential mortgage	4,962	3,808
Home equity	834	570
Commercial mortgage	77	—
Consumer	703	576
Total nonaccrual loans	7,008	5,251

Other real estate owned ("OREO")
Total other real estate owned ("OREO")	—	—
Total nonperforming assets ("NPAs")	7,008	5,251

Accruing loans delinquent for 90 days or more
Commercial and industrial:
SBA PPP	—	13
Other	—	26
Real estate:
Residential mortgage	—	559
Home equity	229	—
Consumer	1,083	1,240
Total accruing loans delinquent for 90 days or more	1,312	1,838

Total NPAs and accruing loans delinquent for 90 days or more	$8,320	$7,089

(Dollars in thousands)	December 31, 2023	December 31, 2022
Ratios:
Ratio of nonaccrual loans to total loans	0.13%	0.09%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.15	0.13
Ratio of classified assets and OREO to tier 1 capital and ACL	3.41	6.25

Year-to-date changes in NPAs:
Balance at beginning of year	$5,251	$5,881
Additions	12,861	6,774
Reductions:
Payments	(6,781)	(2,410)
Return to accrual status	(570)	(1,677)
Charge-offs, valuation and other adjustments	(3,753)	(3,317)
Total reductions	(11,104)	(7,404)
Balance at end of year	$7,008	$5,251

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, if any, and other real estate owned, totaled $7.0 million, or 0.09% of total assets at December 31, 2023, compared to $5.3 million, or 0.07% of total assets at December 31, 2022. Nonperforming assets at December 31, 2023 were comprised entirely of nonaccrual loans totaling $7.0 million, none of which were loans classified as held for sale.

The increase in nonperforming assets in 2023 was attributable to $12.9 million in gross additions, offset by $6.8 million in repayments, $0.6 million in loans returned to accrual status and $3.8 million in charge-offs, valuation and other adjustments.

Net changes to nonperforming assets by category during 2023 included net increases in residential mortgage loans of $1.2 million, home equity loans of $0.3 million and commercial and industrial, consumer and commercial mortgage loans of $0.1 million each.

Loans delinquent for 90 days or more still accruing interest totaled $1.3 million at December 31, 2023, compared to $1.8 million at December 31, 2022.

Since the adoption of ASU 2022-02 on January 1, 2023 and during the year ended December 31, 2023, the Company has not modified any loans for borrowers experiencing financial difficulty that were determined to be material under management's judgement for further disclosure. In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The Company granted 146 loan payment deferrals on loan balances totaling $31.6 million as of December 31, 2023. The loan payment deferrals were not considered more than minor and thus are not reportable as loan modifications to borrowers facing financial difficulty.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at December 31, 2023 consisted of five Hawaii residential mortgage loans with a combined principal balance of $0.9 million and a Hawaii consumer loan of $15 thousand. At December 31, 2022, loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets consisted of four loans with a principal balance of $1.1 million. There were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at December 31, 2023, none of which were more than 90 days delinquent. At December 31, 2022, there were $2.8 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at December 31, 2023 declined by $27.1 million from December 31, 2022 to $50.0 million, or 0.9% of the total loan portfolio. Special mention loans declined by $8.2 million to $24.8 million, or 0.5% of the total loan portfolio. Classified loans declined by $18.9 million to $25.3 million, or 0.5% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 6.25% at December 31, 2022 to 3.41% at December 31, 2023.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 16. Distribution of Investment Securities

	December 31, 2023		December 31, 2022
(Dollars in thousands)	HTM (Amortized Cost)	AFS (Fair Value)	HTM (Amortized Cost)	AFS (Fair Value)
Debt securities:
States and political subdivisions	$41,959	$126,635	$41,840	$135,752
Corporate securities	—	31,414	—	30,211
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	26,197	—	25,715
Mortgage-backed securities:
Residential - U.S. government-sponsored enterprises ("GSEs")	590,379	378,386	623,043	423,803
Residential - Non-government sponsored enterprises ("Non-GSEs")	—	18,708	—	8,662
Commercial - U.S. GSEs and agencies	—	50,914	—	46,144
Commercial - Non-GSEs	—	14,956	—	1,507
Total	$632,338	$647,210	$664,883	$671,794

Investment securities totaled $1.28 billion at December 31, 2023, which decreased by $57.1 million, or 4.3%, from the $1.34 billion held at December 31, 2022, which decreased by $295.0 million, or 18.1%, from the $1.63 billion at year-end 2021.

The decrease in the investment securities portfolio reflects principal runoff of $99.2 million and the sale of investment securities with a book value of $30.0 million, partially offset by purchases of investment securities of $47.4 million and a market valuation increase on the AFS portfolio of $29.3 million.

In December 2023, the Company executed an investment portfolio restructuring of its AFS investment securities portfolio. The Company sold 17 AFS investment securities with a book value of $30.0 million, weighted average yield of 3.25%, weighted average duration of 3.4 years, and received proceeds of $28.1 million, which resulted in gross realized losses of $1.9 million. No gross gains were realized on the sale. With the proceeds, the Company purchased higher yielding AFS investment securities totaling $28.3 million with a weighted average yield of 5.68% and a weighted average duration of 2.5 years.

The fluctuations in market valuation on the AFS portfolio continues to be driven by changes in market interest rates. To mitigate the potential future impact to capital through AOCI, in 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the dates of transfer, these securities had total net unrealized losses of $89.5 million. There was no impact to net income as a result of the reclassifications.

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted-average yields by investment type and maturity grouping at December 31, 2023.

Table 17. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Debt securities - States and political subdivisions:
After ten years	$41,959	2.26%
Total debt securities - States and political subdivisions	41,959	2.26

Residential mortgage-backed securities - U.S. government-sponsored entities ("GSEs"):
After ten years	590,379	1.92
Total residential mortgage-backed securities - U.S. GSEs	590,379	1.92

Total held-to-maturity portfolio	$632,338	1.95%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$1,600	2.68%
After one but within five years	10,953	4.23
After five but within ten years	17,679	3.85
After ten years	96,403	2.30
Total debt securities - States and political subdivisions	126,635	2.69

Debt securities - Corporate:
After one but within five years	22,115	1.73
After five but within ten years	9,299	1.74
Total debt securities - Corporate	31,414	1.73

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
Within one year	149	6.46
After one but within five years	2,159	5.98
After five but within ten years	13,463	3.07
After ten years	10,426	7.49
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	26,197	5.09

Residential mortgage-backed securities - U.S. GSEs:
After one but within five years	724	2.06
After five but within ten years	10,173	2.36
After ten years	367,489	2.04
Total residential mortgage-backed securities - U.S. GSEs	378,386	2.05

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
After ten years	18,708	4.64
Total residential mortgage-backed securities - Non-GSEs	18,708	4.64

Commercial mortgage-backed securities - U.S. GSEs and agencies:
After one but within five years	20,435	2.85
After ten years	30,479	2.66
Total commercial mortgage-backed securities - U.S. GSEs and agencies	50,914	2.74

Commercial mortgage-backed securities - Non-GSEs:
After ten years	14,956	5.04
Total commercial mortgage-backed securities - Non-GSEs	14,956	5.04

Total available-for-sale portfolio	$647,210	2.48%

Total investment securities	$1,279,548	2.22%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The weighted-average yield of the investment portfolio was 2.22% as of December 31, 2023, which increased by 12 bps from 2.10% as of December 31, 2022.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 18. Deposits by Categories

(Dollars in thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing demand deposits	$1,913,379	$2,092,823
Interest-bearing demand deposits	1,329,189	1,453,167
Savings and money market deposits	2,209,733	2,199,028
Time deposits less than $100,000	261,345	181,547
Other time deposits of $100,000 to $250,000	272,553	148,601
Core deposits	5,986,199	6,075,166
Government time deposits	374,581	290,057
Other time deposits greater than $250,000	486,812	371,000
Total time deposits greater than $250,000	861,393	661,057
Total deposits	$6,847,592	$6,736,223

Total deposits of $6.85 billion at December 31, 2023 increased by $111.4 million, or 1.7%, from total deposits of $6.74 billion at December 31, 2022. Total deposits at December 31, 2022 increased by $97.1 million, or 1.5%, over the year-end 2021 balance of $6.64 billion. The increase in deposits in 2023 reflects net increases in savings and money market deposits of $10.7 million, other time deposits up to $250,000 totaling $203.8 million, government time deposits of $84.5 million, and other time deposits greater than $250,000 (excluding government time deposits) of $115.8 million. The net increases were partially offset by decreases in noninterest-bearing demand deposits of $179.4 million and interest-bearing demand deposits of $124.0 million. The Company did not have any wholesale, brokered or listing service deposits.

Core deposits totaled $5.99 billion at December 31, 2023 and decreased by $88.97 million, or 1.5%, from December 31, 2022, which decreased by $0.08 billion or 1.3% from December 31, 2021. Core deposits as a percentage of total deposits was 87.4% at December 31, 2023, compared to 90.2% at December 31, 2022 and 92.8% at December 31, 2021.

After experiencing large increases in core deposits in 2020 and 2021 primarily due to the deposit of PPP funds and other government stimulus into both new and existing deposit accounts, during 2022 and 2023, the Company experienced moderation of core deposit balances and continues to experience migration from lower cost demand deposits to higher cost time deposits attributable to the rising interest rate environment. Going forward, the Company is focused on expanding deposit relationships with both commercial and retail customers in the State of Hawaii.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Company reported uninsured deposits of $2.91 billion, or approximately 42% of total deposits in its FDIC Call Report as of December 31, 2023, compared to the reported $2.78 billion, or approximately 41% of total deposits as of December 31, 2022. The Company had fully collateralized deposits of approximately $536.3 million and $426.2 million as of December 31, 2023 and December 31, 2022, respectively. The Company's uninsured deposits, excluding fully collateralized deposits, were approximately $2.37 billion, or approximately 35% of total deposits, and $2.35 billion, or approximately 35% of total deposits, as of December 31, 2023 and December 31, 2022, respectively.

The table below sets forth the contractual maturities of our time deposits greater than the FDIC insurance limit of $250,000 as of December 31, 2023.

Table 19. Contractual Maturities of Time Deposits Greater Than $250,000

(Dollars in thousands)
Remaining maturity:
Three months or less	$484,074
Over three months through twelve months	370,004
Over one year through three years	6,347
Over three years	968
Total	$861,393

For additional information regarding the contractual maturities of our time deposits, See Note 9 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the periods presented.

Table 20. Average Balances and Average Rates Paid on Deposits

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$1,933,666	—%	$2,216,645	—%
Interest-bearing demand deposits	1,359,240	0.13	1,438,232	0.06
Savings and money market deposits	2,195,763	1.00	2,208,630	0.19
Time deposits	1,211,458	3.24	740,542	0.83
Interest-bearing deposits	4,766,461	1.32	4,387,404	0.25
Total deposits	$6,700,127	0.94	$6,604,049	0.17

Average balances are computed using daily average balances. The average rate on time deposits, which are most sensitive to changes in market rates, increased by 241 bps in 2023, while savings and money market deposit rates increased by 81 bps. The average rate paid on interest-bearing deposits increased 107 bps to 1.32% in 2023 from 0.25% in 2022, which increased from 0.09% in 2021. The average rate paid on all deposits increased 77 bps to 0.94% in 2023 from 0.17% in 2022, which increased from 0.06% in 2021.

Based on the Federal Open Market Committee's recent statements, the Company anticipates interest rates will begin to decline in 2024. However, the Company expects overall deposit rates to continue to increase slightly in 2024 as time deposits continue to mature and reprice. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth our material contractual obligations (excluding deposit liabilities) as of December 31, 2023.

Table 21. Contractual Obligations

	Payments Due By Period
(Dollars in thousands)	Less Than One Year	Greater Than One Year	Total
Long-term debt	$—	$156,547	$156,547
SERP obligations	574	8,700	9,274
Operating leases	4,284	33,650	37,934
Purchase obligations	14,977	37,856	52,833
Other long-term liabilities	18,401	4,623	23,024
Total	$38,236	$241,376	$279,612

Components of short-term borrowings and long-term debt are discussed in Note 10 - Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." SERP obligations include obligations under our Supplemental Executive Retirement Plans, which are discussed in Note 14 - Retirement Benefits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases represent leases on bank premises as discussed in Note 15 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Purchase obligations represent other contractual obligations to purchase goods or services at specified terms including, but not limited to, software licensing agreements, equipment maintenance contracts and professional service contracts. Other long-term liabilities represent expected payments for unfunded commitments related to our investments in LIHTC partnerships and other unconsolidated entities.

In January 2021, the Board of Directors approved termination of, and authorized Company management to commence taking actions to terminate, the Company's defined benefit retirement plan. Final settlement occurred during the second quarter of 2022. The Company has no further defined benefit retirement plan liability or ongoing pension expense recognition as of December 31, 2023.

Contractual obligations in Table 21 - Contractual Obligations do not include off-balance sheet arrangements. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 20 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

Common and Preferred Equity

Shareholders' equity totaled $503.8 million at December 31, 2023, an increase of $50.9 million, or 11.2%, from the $452.9 million at December 31, 2022, which decreased by $105.3 million, or 18.9%, from December 31, 2021. The increase in shareholders' equity from December 31, 2022 to December 31, 2023 was primarily attributable to net income of $58.7 million and other comprehensive income of $21.4 million, partially offset by cash dividends paid of $28.1 million and the repurchase of 130,010 shares of common stock for a total cost of $2.6 million. During 2023, the Company repurchased approximately 0.5% of its common stock outstanding at December 31, 2022.

The decrease in shareholders' equity from December 31, 2021 to December 31, 2022 was primarily attributable to other comprehensive loss of $136.0 million, cash dividends paid of $28.5 million, and the repurchase of 868,613 shares of our common stock for a total cost of $20.7 million, under our stock repurchase program, partially offset by net income of $73.9 million. During 2022, the Company repurchased approximately 3.1% of its common stock outstanding at December 31, 2021.

When expressed as a percentage of total assets, shareholders' equity was 6.6% at December 31, 2023, compared to 6.1% at December 31, 2022 and 7.5% at December 31, 2021. The increase in the ratio of shareholders' equity to total assets from 2022 to 2023 was primarily attributable to lower unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive income as of December 31, 2023 compared to December 31, 2022, and lower repurchases of common stock under the stock repurchase program during the year ended December 31, 2023. The decline in our ratio of shareholders' equity to total assets from 2021 to 2022 was primarily attributable to unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive loss during the year ended December 31, 2022 due to market volatility and the rising interest rate environment.

Book value per share was $18.63, $16.76, and $20.14 at year-end 2023, 2022 and 2021, respectively. The increase in book value per share from 2022 was primarily attributable to the increase in shareholders' equity from December 31, 2022 to December 31, 2023, as described above.

Trust Preferred Securities

As of December 31, 2023, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities.

On July 3, 2023, after the cessation of the LIBOR benchmark rate on June 30, 2023, the Company amended its Trust IV and Trust V debt agreements to replace the LIBOR-based reference rate with an adjusted CME Term Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment. Accounting Standards Codification ("ASC") 848 allows us to account for the modification as a continuation of the existing contract without additional analysis. The $30.0 million in floating rate trust preferred securities of Trust IV bear an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 2.45% and the $20.0 million in floating rate trust preferred securities of Trust V bear an interest rate of three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 1.87%.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The notes are redeemable at our option on any interest payment date on or after November 1, 2025. The subordinated notes totaled $54.6 million as of December 31, 2023, and includes $0.4 million in debt issuance costs, which are being amortized over the expected life.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to it to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of approximately $22.1 million as of December 31, 2023.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $169.1 million and $145.7 million, as of December 31, 2023 and 2022, respectively.

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

In January 2022, the Company’s Board of Directors approved an authorization to repurchase up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2022 Repurchase Plan").

In 2022, 868,613 shares of common stock, at a cost of $20.7 million, were repurchased under the Company's share repurchase programs. A total of $10.3 million remained available for repurchase under the 2022 Repurchase Plan at December 31, 2022.

In January 2023, the Company’s Board of Directors approved a new authorization to repurchase of up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2023 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2023 Repurchase Plan replaced and superseded in its entirety the 2022 Repurchase Plan.

Following the regional bank failures occurring in March 2023, the Company has significantly reduced its volume of share repurchases to strengthen capital and liquidity considering the elevated market risks. In 2023, 130,010 shares of common stock, at a cost of $2.6 million, were repurchased under the Company's 2022 and 2023 Repurchase Plans. A total of $23.4 million remained available for repurchase under the 2023 Repurchase Plan at December 31, 2023. The Company will continue to monitor the environment and assess risk and return as part of its ongoing capital management decisions on future share repurchases.

In January 2024, the Company’s Board of Directors approved a new authorization to repurchase of up to $20 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2024 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2024 Repurchase Plan replaces and supersedes in its entirety the 2023 Repurchase Plan. Our ability to repurchase shares is subject to the capital needs of the Company, and there can be no assurance that the Board of Directors will approve the repurchase of shares of our common stock in the future.

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

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. Our Asset/Liability Management Committee ("ALCO") utilizes detailed and dynamic earnings and capital simulations that analyzes various interest rate scenarios and balance sheet forecasts. Earnings are typically measured by estimated changes in net interest income under different rate scenarios. Capital impact is measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off- balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represent the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The ALCO simulation model used to measure and manage interest rate risk exposures includes both dynamic and static balance sheet and rate scenarios. The dynamic model scenarios provide an enhanced view that enables management and the Board of Directors to have a realistic view of the expected impact to earnings and capital from forecasted non-parallel movements in interest rates as well as balance sheet changes. On the other hand, static rate scenarios are a measurement of embedded interest rate risk in the balance sheet as of a point in time and incorporate various hypothetical interest rate scenarios that may include gradual or immediate parallel rate changes. The static scenarios have the benefit of comparability against other financial institutions but are not intended to represent management’s forecast. Both dynamic and static model simulations include the use of a number of key modeling assumptions including prepayment speeds, pricing spreads of assets and liabilities, deposit decay rates and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates. The assumptions are typically based on analyses of institution specific actual historical data and trends. Market information is also incorporated where relevant and appropriate. Assumptions are periodically reviewed and updated by ALCO. During periods of increased market volatility, assumptions will be reviewed more frequently. While management believes the assumptions are reasonable, actual behaviors and results may likely differ.

The following table reflects our static net interest income sensitivity analysis as of December 31, 2023. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios assume rates move up or down 100 and 200 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion. The net interest income sensitivity table shows that the Company’s balance sheet is relatively well-matched against movements in interest rates and within our ALCO Policy risk limits that have been approved by the Board of Directors.

Table 22. Net Interest Income Sensitivity

	Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous
+200 bps	1.00%	1.61%
+100 bps	0.39%	0.68%
-100 bps	(1.26)%	(1.73)%
-200 bps	(2.53)%	(3.59)%

Liquidity Risk and Borrowing Arrangements

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

The high profile regional bank failures in the first half of 2023 drove several precautionary actions to ensure adequate liquidity including carrying higher levels of on-balance sheet liquidity, limited portfolio reinvestments, and efficient allocation of collateral to maximize funding sources. The higher level of on balance sheet liquidity was carried through the remainder of

2023 and is seen in the financial results. Additionally, the Company performs regular liquidity stress testing under a variety of scenarios to ensure that liquidity is adequate under certain potential liquidity stress events. Further, forecasts of Company cashflows are updated and analyzed periodically and more frequently during periods of elevated liquidity risk.

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. A significant portion of our deposits are granular, long-tenured, and relationship-based. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs such as the FHLB, secured repurchase agreements and the Federal Reserve discount window, and the Bank Term Funding Program ("BTFP") which is scheduled to cease making new loans on March 11, 2024.

Our loan-to-deposit ratio at December 31, 2023 was 79.4% compared to 82.5% at December 31, 2022. The Company had cash on its balance sheet of $522.4 million and total other liquidity sources, including available borrowing capacity and unpledged investment securities of approximately $2.45 billion as of December 31, 2023. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was approximately 125%. Refer to Note 10 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into off-balance sheet arrangements to meet the financing needs of our banking customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts, interest rate swaps and options, and risk participation agreements. These instruments and the related off-balance sheet exposures are discussed in detail in Note 20 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." In the unlikely event that we must satisfy a significant amount of outstanding commitments to extend credit, liquidity may be adversely impacted, as may credit risk. The remaining components of off-balance sheet arrangements, primarily interest rate options and forward interest rate contracts related to our mortgage banking activities, are not expected to have a material impact on our consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk is set forth under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Interest Rate Risk" and in Note 21 - Fair Value of Financial Assets and Financial Liabilities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans –Development and Application of Reasonable and Supportable Forecasts - Refer to Notes 1 and 4 to the Financial Statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans was $63,934,000 as of December 31, 2023. During 2023, the Bank implemented a change in their allowance for credit losses methodology, specifically, management changed from the Probability of Default/Loss Given Default (PD/LGD) or Loss-Rate Migration methods to the Discounted Cash Flow (DCF) method.

The allowance for credit losses on loans under the current expected credit loss methodology required by ASC 326, Financial Instruments – Credit Losses, is based on relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The economic forecast used in the current expected credit loss methodology includes Hawaii specific economic indicators. As part of the change in methodology, the Company performed a new loss driver analysis to determine relevant economic indicators with a strong correlation to the historical loss experience used as the basis for the expected credit loss estimate. Significant management judgements are required in the development and application of reasonable and supportable forecasts.

We identified the development and application of the reasonable and supportable forecasts used in the allowance for credit losses on loans as a critical audit matter because of the significant auditor judgment and audit effort needed to evaluate the judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

a.Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
i.The conceptual design of the reasonable and supportable forecast methodology,
ii.Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
iii.The application of the reasonable and supportable forecasts,
iv.The relevance and reliability of the underlying data.

a.Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:
i.Evaluation of the conceptual design of the reasonable and supportable forecast methodology,
ii.Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
iii.Testing the application of the reasonable and supportable forecasts,
iv.The relevance and reliability of the underlying data.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 21, 2024

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$116,181	$97,150
Interest-bearing deposits in other financial institutions	406,256	14,894
Investment securities:
Debt securities available-for-sale, at fair value	647,210	671,794
Held-to-maturity debt securities, fair value of: $565,178 at December 31, 2023 and $596,780 at December 31, 2022	632,338	664,883
Total investment securities	1,279,548	1,336,677
Loans held for sale	1,778	1,105
Loans	5,438,982	5,555,466
Allowance for credit losses	(63,934)	(63,738)
Loans, net of allowance for credit losses	5,375,048	5,491,728
Premises and equipment, net	96,184	91,634
Accrued interest receivable	21,511	20,345
Investment in unconsolidated entities	41,546	46,641
Mortgage servicing rights, net	8,696	9,074
Bank-owned life insurance	170,706	167,967
Federal Home Loan Bank of Des Moines ("FHLB") stock	6,793	9,146
Right-of-use lease asset	29,720	34,985
Other assets	88,829	111,417
Total assets	$7,642,796	$7,432,763
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,913,379	$2,092,823
Interest-bearing demand	1,329,189	1,453,167
Savings and money market	2,209,733	2,199,028
Time	1,395,291	991,205
Total deposits	6,847,592	6,736,223
FHLB advances and other short-term borrowings	—	5,000
Long-term debt, net of unamortized debt issuance costs of $445 at December 31, 2023 and $688 at December 31, 2022	156,102	105,859
Lease liability	30,634	35,889
Accrued interest payable	18,948	4,739
Other liabilities	85,705	92,182
Total liabilities	7,138,981	6,979,892
Contingent liabilities and other commitments (see Note 19)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at: December 31, 2023, and December 31, 2022	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,045,033 at December 31, 2023 and 27,025,070 at December 31, 2022	405,439	408,071
Additional paid-in capital	102,982	101,346
Retained earnings	117,990	87,438
Accumulated other comprehensive loss	(122,596)	(143,984)
Total equity	503,815	452,871
Total liabilities and equity	$7,642,796	$7,432,763

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$243,315	$200,280	$193,778
Interest and dividends on investment securities:
Taxable investment securities	28,789	28,041	22,430
Tax-exempt investment securities	2,912	3,204	1,972
Dividend income on investment securities	—	21	75
Interest on deposits in other financial institutions	7,163	740	262
Dividend income on FHLB stock	478	370	245
Total interest income	282,657	232,656	218,762
Interest expense:
Interest on deposits:
Demand	1,701	806	384
Savings and money market	21,979	4,188	1,240
Time	39,205	6,114	1,992
Interest on short-term borrowings	1,139	1,055	2
Interest on long-term debt	8,633	4,930	4,097
Total interest expense	72,657	17,093	7,715
Net interest income	210,000	215,563	211,047
Provision (credit) for credit losses	15,698	(1,273)	(14,591)
Net interest income after provision for credit losses	194,302	216,836	225,638
Other operating income:
Mortgage banking income	2,592	3,810	7,732
Service charges on deposit accounts	8,753	8,197	6,358
Other service charges and fees	20,531	19,025	18,367
Income from fiduciary activities	4,895	4,565	5,075
Income from bank-owned life insurance	4,870	1,865	3,493
Net (losses) gains on sales of investment securities	(2,074)	8,506	150
Other	7,096	1,951	1,885
Total other operating income	46,663	47,919	43,060
Other operating expense:
Salaries and employee benefits	82,050	88,781	90,213
Net occupancy	18,185	16,963	16,133
Equipment	3,958	4,238	4,344
Communication	3,010	2,958	3,271
Legal and professional services	9,959	10,792	10,452
Computer software	17,726	14,840	13,304
Advertising	3,888	4,151	5,495
Other	25,367	23,263	19,834
Total other operating expense	164,143	165,986	163,046
Income before income taxes	76,822	98,769	105,652
Income tax expense	18,153	24,841	25,758
Net income	$58,669	$73,928	$79,894

Per common share data:
Basic earnings per share	$2.17	$2.70	$2.85
Diluted earnings per share	2.17	2.68	2.83
Cash dividends declared	1.04	1.04	0.96

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$58,669	$73,928	$79,894

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investment securities	15,852	(150,141)	(30,317)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	5,335	4,698	—
Net change in unrealized gain on derivatives	384	4,645	—
Defined benefit plans	(183)	4,774	2,229
Total other comprehensive income (loss), net of tax	21,388	(136,024)	(28,088)

Comprehensive income (loss)	$80,057	$(62,096)	$51,806

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2020	28,183,340	$—	$442,635	$94,842	$(10,920)	$20,128	$48	$546,733
Net income	—	—	—	—	79,894	$—	—	79,894
Other comprehensive loss	—	—	—	—	—	(28,088)	—	(28,088)
Cash dividends declared ($0.96 per share)	—	—	—	—	(26,959)	—	—	(26,959)
(31,748) net shares of common stock purchased by the directors' deferred compensation plan	—	—	889	—	—	—	—	889
696,894 shares of common stock repurchased and other related costs	(696,894)	—	(18,669)	—	—	—	—	(18,669)
Share-based compensation expense	227,625	—	1,236	3,231	—	—	—	4,467
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	73,928	—	—	73,928
Other comprehensive loss	—	—	—	—	—	(136,024)	—	(136,024)
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,505)	—	—	(28,505)
78,670 net shares of common stock sold by the directors' deferred compensation plan	—	—	2,041	—	—	—	—	2,041
868,613 shares of common stock repurchased and other related costs	(868,613)	—	(20,740)	—	—	—	—	(20,740)
Share-based compensation expense	179,612	—	679	3,273	—	—	—	3,952
Non-controlling interest	—	—	—	—	—	—	(48)	(48)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871
Net income	—	—	—	—	58,669	—	—	58,669
Other comprehensive income	—	—	—	—	—	21,388	—	21,388
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,117)	—	—	(28,117)
130,010 shares of common stock repurchased and other related costs	(130,010)	—	(2,632)	—	—	—	—	(2,632)
Share-based compensation expense	149,973	—	—	1,636	—	—	—	1,636
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$—	$503,815

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$58,669	$73,928	$79,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	15,698	(1,273)	(14,591)
Depreciation and amortization of premises and equipment	6,943	6,865	6,984
Net gain (loss) on sales and disposals of premises and equipment	(5,059)	295	101
Non-cash lease (income) expense	13	(401)	2,262
Cash flows for operating leases	(5,095)	(5,896)	(6,533)
Amortization of mortgage servicing rights	705	1,295	3,468
Net amortization and accretion of premium/discount on investment securities	3,049	4,395	9,176
Share-based compensation expense	1,636	3,273	3,231
Net loss (gain) on sales of investment securities	2,074	(8,506)	(150)
Net gain on sales of residential mortgage loans	(721)	(1,778)	(6,376)
Proceeds from sales of loans held for sale	39,950	80,237	166,144
Origination of loans held for sale	(39,902)	(76,033)	(146,612)
Equity in earnings of unconsolidated entities	22	(184)	(365)
Distributions from unconsolidated entities	51	237	480
Net increase in cash surrender value of bank-owned life insurance	(5,366)	(10)	(5,043)
Deferred income tax expense	11,211	25,810	10,828
Net tax benefit from share-based compensation	154	146	200
Net change in other assets and liabilities	21,080	11,721	7,390
Net cash provided by operating activities	105,112	114,121	110,488
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(47,393)	(89,058)	(1,071,360)
Proceeds from maturities, prepayments and calls of available-for-sale investment securities	60,101	168,224	291,734
Proceeds from sales of available-for-sale and equity investment securities	29,476	8,506	281,191
Purchases of held-to-maturity investment securities	—	(20,041)	—
Proceeds from maturities, prepayments and calls of held-to-maturity investment securities	39,099	33,469	—
Loan payments (originations), net	111,012	(133,501)	128,595
Purchases of loan portfolios	(19,659)	(323,402)	(266,712)
Proceeds from sales of loans originated for investment	9,629	—	—
Purchases of bank-owned life insurance	—	(1,300)	(3,550)
Proceeds from bank-owned life insurance death benefits	2,627	2,491	2,606
Net purchases of premises and equipment	(12,650)	(18,440)	(22,161)
Proceeds from sales of premises and equipment	6,216	—	—
Net return of capital from unconsolidated entities	495	—	—
Contributions to unconsolidated entities	(1,645)	(10,249)	(2,912)
Net proceeds from redemption (purchases of) FHLB stock	2,353	(1,182)	273
Net cash provided by (used in) investing activities	179,661	(384,483)	(662,296)
Cash flows from financing activities:
Net increase in deposits	111,369	97,065	843,040
Net (decrease) increase in FHLB advances and other short-term borrowings	(5,000)	5,000	(22,000)
Proceeds from long-term debt	50,000	—	—
Cash dividends paid on common stock	(28,117)	(28,505)	(26,959)
Repurchases of common stock	(2,632)	(20,740)	(18,669)
Net proceeds from issuance of common stock and stock option exercises	—	679	1,236
Net cash provided by financing activities	125,620	53,499	776,648
Net increase (decrease) in cash and cash equivalents	410,393	(216,863)	224,840
Cash and cash equivalents at beginning of year	112,044	328,907	104,067
Cash and cash equivalents at end of year	$522,437	$112,044	$328,907

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$58,448	$13,476	$8,320
Income taxes	7,313	5,581	22,672
Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$—	$(2,041)	$(889)
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	—	675,177	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	7,440	4,295	—
Other intangible assets and services provided in exchange for Swell common stock	—	1,500	—
Other intangible assets received in exchange for Swell common stock	1,500	—	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 27 branches and 58 ATMs located throughout the State of Hawaii. The Bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The Bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, full-service ATMs, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, investment management, asset custody and general consultation and planning services.

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

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"), which included $1.5 million in other intangible assets and services provided in exchange for Swell non-voting common stock and $0.5 million in cash in exchange for Swell preferred stock. The Company did not have the ability to exercise significant influence over Swell and the investment did not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment was included in investments in unconsolidated entities in the Company's consolidated balance sheet at December 31, 2022.

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

Due to the aforementioned events, the Company performed an impairment analysis and concluded the intellectual property rights and the platform usage fee agreement received in exchange for the Company's investment in Swell were not impaired as of December 31, 2023. These intangible assets totaling $1.5 million are included in other assets in the Company's consolidated balance sheet at December 31, 2023.

The Company also has other non-controlling equity investments in affiliates that are accounted for under the cost method and are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $37.8 million and $3.6 million, respectively, at December 31, 2023 and $0.1 million, $40.9 million and $5.6 million, respectively, at December 31, 2022.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2023 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2023.

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

As of December 31, 2023, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on AFS and HTM debt securities is reported together with accrued interest receivable on loans in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.2 million and $3.1 million as of December 31, 2023 and 2022, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on HTM debt securities totaled $1.2 million and $1.3 million as of December 31, 2023 and 2022, respectively.

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

We sell residential mortgage loans under industry standard contractual provisions that include certain representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, and other similar matters. We may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. Our repurchase risk generally relates to early payment defaults and borrower fraud. We establish residential mortgage repurchase reserves to reflect this risk based on our estimate of losses after considering a combination of factors, including our estimate of future repurchase activity and our projection of estimated credit losses resulting from repurchased loans.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost . Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to yield and are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.1 million and $16.0 million at December 31, 2023 and 2022, respectively, and is reported together with accrued interest on investment securities on the consolidated balance sheets. Upon adoption of Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

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

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures", under the prospective transition method. Details of the adoption of ASU 2022-02 are discussed later in this note.

Effective as of the adoption date, loan modifications or restructurings for borrowers experiencing financial difficulty are evaluated to determine whether they result in a new loan or a continuation of an existing loan. Loan restructurings for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan as the terms of the restructured loans are typically not at market rates.

When a loan is restructured under ASU 2022-02, the loan is measured for impairment using the discounted cash flow method that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the previous TDR accounting model, the discount rate that was in effect prior to the restructuring to measure impairment was used. Using the interest rate that was in effect prior to the restructuring resulted in the recognition of the economic concession that was granted to borrowers as part of the loan restructuring in the ACL for loans. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the ACL for loans.

As we have elected a prospective transition, the economic concession on a loan that was previously restructured and accounted for as a TDR under previous guidance will continue to be measured in our ACL for loans using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as the cash flow assumptions related to the expected life of the loan are updated. Further, the component of the ACL for loans representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the mortgage loan and as the loan is sold, liquidated, or subsequently restructured.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, a loan was accounted for and reported as a troubled debt restructuring ("TDR") when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) the Company granted a concession to the borrower experiencing financial difficulty that it would not have otherwise considered for a borrower or transaction with similar credit risk characteristics. A restructuring that resulted in only an insignificant delay in payment was not considered a concession. A delay may have been considered insignificant if the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period was insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

TDRs that were performing and on accrual status as of the date of the modification remained on accrual status. TDRs that were nonperforming as of the date of modification generally remained as nonaccrual until the prospect of future payments in accordance with the modified loan agreement was reasonably assured, generally demonstrated when the borrower maintained compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remained designated as a TDR regardless of the accrual or performance status until the loan was paid off.

Expected credit losses were estimated on a collective (pool) basis when they shared similar risk characteristics. If a TDR financial asset shared similar risk characteristics with other financial assets, it was evaluated with those other financial assets on a collective basis. If it did not share similar risk characteristics with other financial assets, it was evaluated individually. The Company’s ACL reflected all effects of a TDR when an individual asset was specifically identified as a reasonably expected TDR. The Company had determined that a TDR was reasonably expected no later than the point when the lender concluded that modification was the best course of action and it was at least reasonably possible that the troubled borrower would accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed TDRs were evaluated to determine the required ACL using the same method as all other loans held for investment, except when the value of a concession could not be measured using a method other than the discounted cash flow method. When the value of a concession was measured using the discounted cash flow method, the ACL was determined by discounting the expected future cash flows at the original interest rate of the loan. Based on the underlying risk characteristics, TDRs performing in accordance with their modified contractual terms may have been collectively evaluated.

Allowance for Credit Losses for Loans

The ACL for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans. The Company's policy is to charge off a loan against the ACL during the period in which the loan is deemed to be uncollectible and all interest previously accrued but uncollected, is reversed against current period interest income. A loan is deemed to be uncollectible when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. Subsequent receipts, if any, are credited first to the remaining principal, then to the ACL for loans as recoveries, and finally to interest income. The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company's loan portfolio as of a given balance sheet date. Management estimates the ACL balance using relevant available information from both internal and external sources, regarding the collectability of cash flows impacted by past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

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

The Company uses Moody’s Analytics ("Moody’s"), a firm widely recognized and used for its research, analysis, and economic forecasts, for its economic forecast assumptions. The Company generally uses Moody’s most recent Baseline forecast, which is updated at least monthly with a variety of upside and downside economic scenarios and includes both National and Hawaii-specific economic indicators. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision.

The ACL for loans is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by the loans categories in the Federal Financial Institutions Examination Council ("FFIEC") Call Report. The following is a description and the risk characteristics of each segment:

Commercial and industrial loans - SBA Paycheck Protection Program

Paycheck Protection Program ("PPP") loans are considered lower risk as they are guaranteed by the Small Business Administration ("SBA") and may be forgivable in whole or in part in accordance with the requirements of the PPP.

Commercial and industrial loans - Others

Commercial and industrial loans consist primarily of term loans and lines of credit to small- and middle-market businesses and professionals. The predominant risk characteristics of this segment are the cash flows of the business we lend to, global cash flows including guarantor liquidity, as well as economic and market conditions. Although our underwriting policy and practice generally requires secondary sources of support or collateral to mitigate risk, cash flow generated from the borrower’s business is typically regarded as the principal source of repayment.

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

Residential mortgage loans

Residential mortgage loans primarily include fixed-rate or adjustable-rate loans secured by single-family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates, Hawaii home prices and other market factors impact the level of credit risk inherent in the portfolio.

Home equity lines of credit

Home equity lines of credit include fixed or floating interest rate loans and are also primarily secured by single-family owner-occupied primary residences in Hawaii. They are underwritten based on a minimum FICO score, maximum debt-to-income ratio, and maximum combined loan-to-value ratio. Home equity lines of credit are monitored based on credit score, delinquency, end of draw period and maturity.

Consumer loans - Other revolving

Other revolving consumer loans consist of unsecured consumer lines of credit. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

Consumer loans - Non-revolving
Non-revolving consumer loans consist of non-revolving (term) consumer loans, including automobile dealer loans. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

Purchased consumer loans

Purchased consumer loans consist of dealer and unsecured consumer loans. Credit risk for purchased consumer loans is managed on a pooled basis. The predominant risk characteristics of this segment include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

The following table presents the Company's loan portfolio segments and the methodology used to measure expected credit losses. As of December 31, 2023, the historical look-back period is 2008 to present, economic forecast length is one year and the reversion method is one year (on a straight-line basis) for all segments.

Expected Credit Loss Methodology
Loan Segment	December 31, 2023	June 30, 2023 and prior	Historical Look-Back Period	Economic Forecast Length	Reversion Method
Commercial and industrial - SBA PPP	Zero loss	PD/LGD	2008 to present	One year	One year (straight-line basis)
Commercial and industrial - All others	DCF	PD/LGD
Construction	DCF	PD/LGD
Commercial real estate - Multi-family	DCF	PD/LGD
Commercial real estate - All others	DCF	PD/LGD
Residential mortgage	DCF	Loss-Rate Migration
Home equity	DCF	Loss-Rate Migration
Consumer - Other revolving	DCF	Loss-Rate Migration
Consumer - Non-revolving	DCF	Loss-Rate Migration
Consumer - Purchased portfolios	WARM	WARM

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

The following is a description of the methodologies utilized to measure expected credit losses from the third quarter of 2023 to present:

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

The following is a description of the methodologies utilized to measure expected credit losses as of June 30, 2023 and prior:

Probability of Default/Loss Given Default

The PD/LGD calculation is based on a cohort methodology whereby loans in the same cohort are tracked over time to identify defaults and corresponding losses. PD/LGD analysis requires a portfolio segmented into pools, and we elected to then further sub-segment by risk characteristics such as Risk Rating, loans modified for borrowers experiencing financial difficulty, TDRs prior to the adoption of ASU 2022-02 and nonaccrual status to measure losses accurately. PD measures the count or dollar amount of loans that defaulted in a given cohort. LGD measures the losses related to the loans that defaulted. Total loss rate is calculated using the formula, 'PD times LGD'.

Loss-Rate Migration

Loss-rate migration analysis is a cohort-based approach that measures cumulative net charge-offs over a defined time-horizon to calculate a loss rate that will be applied to the loan pool. Loss-rate migration analysis requires the portfolio to be segmented into pools then further sub-segmented by risk characteristics such as days past due, delinquency counters, loans modified for borrowers experiencing financial difficulty, TDRs prior to the adoption of ASU 2022-02 and nonaccrual status to measure loss rates accurately. The key inputs to run a loss-rate migration analysis are the length and frequency of the migration period, the dates for the migration periods to start and the number of migration periods used for the analysis. For each migration period, the analysis will determine the outstanding balance in each segment and/or sub-segment at the start of each period. These loans will then be followed for the length of the migration period to identify the amount of associated charge-offs and recoveries. A loss rate for each migration period is calculated using the formula: net charge-offs over the period divided by beginning loan balance.

Other

If a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as discounted cash flow methodology. Loans evaluated individually are not included in the collective evaluation.

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

Other Real Estate Owned

Other real estate owned is composed of properties acquired through deed-in-lieu or foreclosure proceedings and is initially recorded at fair value less estimated costs to sell the property, thereby establishing the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the ACL. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. Increases or decreases in the valuation allowance are included in other operating expense. Net gains or losses recognized on the sale of these properties are included in other operating income.

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

As of December 31, 2023 and 2022, the Company determined its mortgage servicing rights were not impaired.

Federal Home Loan Bank of Des Moines Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and is required to obtain and hold a specific number of shares of capital stock of the FHLB equal to the sum of a membership investment requirement and an activity-based investment requirement. The securities are reported at cost and are presented separately in the consolidated balance sheets.

Non-Controlling Interest

Non-controlling interest is comprised of capital and undistributed profits of the member of Oahu HomeLoans, LLC, other than the Bank. In March 2022, Oahu HomeLoans, LLC was terminated. As a result, the Company did not hold any non-controlling interest on its consolidated balance sheet at December 31, 2023 and 2022.

Share-Based Compensation

Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award. We use the Black-Scholes option-pricing expense model to determine the fair-value of stock options, and the market price of the Company's common stock at the grant date for restricted stock awards. Share-based compensation is recognized as expense over the employee's requisite service period, generally defined as the vesting period. For awards with graded vesting, we recognize compensation expense on a straight-line basis over their respective vesting period. The Company's accounting policy is to recognize forfeitures as they occur. See Note 13 - Share-Based Compensation for additional information.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A valuation allowance may be required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years, the extent that carrybacks are permitted under current tax laws, as well as estimates of future taxable income and tax planning strategies that could be implemented to accelerate taxable income, if necessary. If our estimates of future taxable income were materially overstated or if our assumptions regarding the tax consequences of tax planning strategies were inaccurate, some or all of our deferred tax assets may not be realized, which would result in a charge to earnings. Net deferred tax assets (liabilities) are included in other assets (liabilities) in the Company's consolidated balance sheets. We recognize interest and penalties related to income tax matters in other expense.

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

Derivatives and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the fair value of an identified asset or liability ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an identified asset or liability ("cash flow hedge") or (3) a transaction not qualifying for hedge accounting ("free standing derivative"). For a fair value hedge, changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability, attributable to the hedged risk, are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative, to the extent that it is effective, is recorded in other comprehensive income (loss) ("OCI"). These changes in fair value are subsequently reclassified to net income in the same periods that the hedged transaction affects net income in the same financial statement category as the hedged item. For free standing derivatives, changes in fair values are reported in current period other operating income.

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

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326 to eliminate the TDR accounting guidance by creditors in Subtopic 310-40, "Receivables—Troubled Debt Restructurings by Creditors", while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Instead of applying the recognition and measurement guidance for TDRs, an entity would apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2022-02 requires prospective transition for disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of current-period gross write-offs by year of origination while removing the presentation of current-period recoveries and net write-off from the vintage disclosure for charge-offs. The guidance related to the recognition and measurement of existing TDRs and new loan modifications or restructurings may be adopted on a prospective or modified retrospective transition method. The Company adopted ASU 2022-02 effective January 1, 2023 using the prospective transition method. The adoption of this guidance had no material impact on our financial statements.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". ASU 2022-03, (1) clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amends a related illustrative example, and (3) introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2022-03 to have a material impact on its consolidated financial statements as the Company does not own any equity securities in its investment portfolio.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis. The Company does not expect ASU 2023-09 to have a material impact on its consolidated financial statements. The Company is currently evaluating the impact on its disclosures.

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related allowance for credit losses on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2023
Available-for-Sale:
Debt securities:
States and political subdivisions	$156,432	$13	$(29,810)	$126,635	$—
Corporate securities	35,731	—	(4,317)	31,414	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	28,105	33	(1,941)	26,197	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	441,898	95	(63,607)	378,386	—
Residential - Non-government agencies	19,322	366	(980)	18,708	—
Commercial - U.S. Government-sponsored enterprises	58,318	—	(7,404)	50,914	—
Commercial - Non-government agencies	15,144	—	(188)	14,956	—
Total available-for-sale investment securities	$754,950	$507	$(108,247)	$647,210	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2023
Held-to-Maturity:
Debt securities:
States and political subdivisions	$41,959	$—	$(6,706)	$35,253	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	590,379	61	(60,515)	529,925	—
Total held-to-maturity investment securities	$632,338	$61	$(67,221)	$565,178	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2022
Available-for-Sale:
Debt securities:
States and political subdivisions	$172,427	$6	$(36,681)	$135,752	$—
Corporate securities	36,206	—	(5,995)	30,211	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	28,032	—	(2,317)	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	498,989	—	(75,186)	423,803	—
Residential - Non-government agencies	9,829	—	(1,167)	8,662	—
Commercial - U.S. Government-sponsored enterprises	54,346	—	(8,202)	46,144	—
Commercial - Non-government agencies	1,541	—	(34)	1,507	—
Total available-for-sale investment securities	$801,370	$6	$(129,582)	$671,794	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2022
Held-to-Maturity:
Debt securities:
States and political subdivisions	$41,840	$—	$(4,727)	$37,113	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	623,043	—	(63,376)	559,667	—
Total held-to-maturity investment securities	$664,883	$—	$(68,103)	$596,780	$—

In 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications.

During the years ended December 31, 2023 and 2022, the Company recorded a total of $7.4 million and $6.2 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

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

The amortized cost, estimated fair value and weighted average yield of our investment securities at December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-Sale:
Debt securities:
Due in one year or less	$1,759	$1,749	3.00%
Due after one year through five years	38,487	35,227	2.77
Due after five years through ten years	44,078	40,442	3.10
Due after ten years	135,944	106,828	2.81
Mortgage-backed securities
Residential - U.S. Government-sponsored enterprises	441,898	378,386	2.05
Residential - Non-government agencies	19,322	18,708	4.64
Commercial - U.S. Government-sponsored enterprises	58,318	50,914	2.74
Commercial - Non-government agencies	15,144	14,956	5.04
Total available-for-sale investment securities	$754,950	$647,210	2.48%

Held-to-Maturity:
Debt securities:
Due after ten years	$41,959	$35,253	2.26%
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	590,379	529,925	1.92
Total held-to-maturity investment securities	$632,338	$565,178	1.95%

Total investment securities	$1,387,288	$1,212,388	2.22%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

In September 2023, the Company sold two AFS commercial mortgage-backed securities issued by non-government agencies and received proceeds of $1.4 million. The investment securities had a cost basis of $1.5 million and were sold at a loss of $0.1 million.

In December 2023, the Company executed an investment portfolio restructuring of its AFS investment securities portfolio. The Company sold 17 AFS investment securities with a book value of $30.0 million and received proceeds of $28.1 million, which resulted in gross realized losses of $1.9 million. No gross gains were realized on the sale. With the proceeds, the Company purchased higher yielding and shorter duration AFS investment securities totaling $28.3 million.

In 2022, the Company did not sell any investment securities except for its Class B common stock of Visa which is discussed later in this footnote.

In 2021, proceeds from the sale of AFS investment securities were $279.5 million and resulted in a net realized gain of $0.2 million. Gross realized gains and losses on the sale of AFS investment securities totaled $3.4 million and $3.2 million, respectively. In 2021, proceeds from the sale of equity investment securities were $1.7 million.

Investment securities of $990.4 million and $607.7 million at December 31, 2023 and 2022, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of December 31, 2023 and 2022.

There were a total of 208 and 243 AFS securities in an unrealized loss position at December 31, 2023 and 2022, respectively. There were a total of 82 and 83 HTM securities in an unrecognized loss position at December 31, 2023 and 2022, respectively.

The following table summarizes AFS and HTM securities which were in an unrealized or unrecognized loss position at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2023
Available-for-Sale:
Debt securities:
States and political subdivisions	$534	$(1)	$114,601	$(29,809)	$115,135	$(29,810)
Corporate securities	—	—	31,414	(4,317)	31,414	(4,317)
U.S. Treasury obligations and direct obligations of U.S Government agencies	2,893	(87)	16,286	(1,854)	19,179	(1,941)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	—	—	367,887	(63,607)	367,887	(63,607)
Residential - Non-government agencies	—	—	8,169	(980)	8,169	(980)
Commercial - U.S. Government-sponsored enterprises	6,467	(1)	44,447	(7,403)	50,914	(7,404)
Commercial - Non-government agencies	9,663	(130)	5,293	(58)	14,956	(188)
Total	$19,557	$(219)	$588,097	$(108,028)	$607,654	$(108,247)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(Dollars in thousands)
December 31, 2023
Held-to-Maturity:
Debt securities:
States and political subdivisions	$—	$—	$35,253	$(6,706)	$35,253	$(6,706)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	8,853	(33)	512,378	(60,482)	521,231	(60,515)
Total	$8,853	$(33)	$547,631	$(67,188)	$556,484	$(67,221)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
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

The Company has evaluated its HTM and AFS investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrecognized or unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income as of December 31, 2023.

Visa Class B Common Stock

In 2022, the Company sold all of its 34,631 shares of Class B common stock of Visa, Inc. ("Visa") and received net proceeds of $8.5 million. The Company no longer holds any shares of Class B common stock of Visa.

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

Due to the transfer restriction and the uncertainty of the outcome of the Visa litigation, the Company determined that the Visa Class B common stock did not have a readily determinable fair value and chose to carry the shares on the Company's consolidated balance sheets at zero cost basis. As a result, the entire net proceeds of $8.5 million were recognized as a pre-tax gain and included in net gain on sales of investment securities in the Company's consolidated statements of income.

3. LOANS AND CREDIT QUALITY

Loans, net of deferred fees and costs as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Commercial and industrial:
Small Business Administration Paycheck Protection Program ("SBA PPP")	$1,313	$2,654
Other	574,725	544,495
Real estate:
Construction	185,994	167,366
Residential mortgage	1,927,206	1,940,456
Home equity	734,500	737,386
Commercial mortgage	1,384,579	1,364,998
Consumer	630,898	798,957
Gross loans	5,439,215	5,556,312
Net deferred fees and costs	(233)	(846)
Loans, net of deferred fees and costs	$5,438,982	$5,555,466

There are different types of risk characteristics for the loans in each portfolio segment. The construction and real estate segment's predominant risk characteristics are the collateral and the geographic location of the property collateralizing the loan, as well as the operating cash flow for the commercial real estate properties. The commercial and industrial segment's predominant risk characteristics are the cash flows of the business we lend to, the global cash flows and liquidity of the guarantors, as well as economic and market conditions. The consumer segment's predominant risk characteristics are employment and income levels as they relate to the consumer.

In 2023, the Company transferred one loan to the loans held for sale category. The loan did not have any credit concerns at the time of transfer and thus was transferred to loans held for sale at its amortized cost of $9.8 million. The loan was sold in 2023 for $9.6 million, or a loss of $0.2 million, which was recorded in other operating expense. The Company did not transfer any other loans to the held-for-sale category during the years ended December 31, 2023 and 2022.

The Company has purchased loan portfolios, none of which were credit deteriorated at the time of purchase.

The following table presents loan purchases by class for the periods presented:

(Dollars in thousands)	Consumer - Unsecured	Consumer - Automobile	Total
Year Ended December 31, 2023
Purchases:
Outstanding balance	$3,932	$15,159	$19,091
Purchase premium	—	568	568
Purchase price	$3,932	$15,727	$19,659

Year Ended December 31, 2022
Purchases:
Outstanding balance	$229,283	$101,500	$330,783
Purchase (discount) premium	(12,119)	4,738	(7,381)
Purchase price	$217,164	$106,238	$323,402

In the normal course of business, the Bank makes loans to certain directors, executive officers and their affiliates. Related party loan balances were $33.7 million and $37.4 million as of December 31, 2023 and 2022, respectively.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2023 and 2022:

	December 31, 2023
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
Real estate:
Residential mortgage	$6,450	$—	$6,450	$47
Home equity	834	—	834	—
Commercial mortgage	—	77	77	—
Total	$7,284	$77	$7,361	$47

	December 31, 2022
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
Real estate:
Residential mortgage	$5,653	$—	$5,653	$—
Home equity	570	—	570	—
Total	$6,223	$—	$6,223	$—

Foreclosure Proceedings

Residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $2.3 million and $0.1 million as of December 31, 2023 and 2022, respectively. The residential mortgage loans that were in the process of foreclosure are well-collateralized with low loan-to-value ratios and no losses are expected upon foreclosure of the loans.

The Company did not foreclose on any loans during the years ended December 31, 2023 and 2022. The Company did not sell any foreclosed properties during the years ended December 31, 2023 and 2022.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2023 and 2022. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates indicated:

	December 31, 2023
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial:
SBA PPP	$—	$—	$—	$—	$—	$1,284	$1,284	$—
Other	513	169	—	432	1,114	573,309	574,423	—
Real estate:
Construction	—	—	—	—	—	185,519	185,519	—
Residential mortgage	3,082	2,140	—	4,962	10,184	1,917,605	1,927,789	4,855
Home equity	804	400	229	834	2,267	734,257	736,524	834
Commercial mortgage	—	—	—	77	77	1,382,825	1,382,902	77
Consumer	5,677	2,329	1,083	703	9,792	620,749	630,541	—
Total	$10,076	$5,038	$1,312	$7,008	$23,434	$5,415,548	$5,438,982	$5,766

	December 31, 2022
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial:
SBA PPP	$471	$37	$13	$—	$521	$2,034	$2,555	$—
Other	546	131	26	297	1,000	542,947	543,947	—
Real estate:
Construction	—	—	—	—	—	166,723	166,723	—
Residential mortgage	303	—	559	3,808	4,670	1,936,329	1,940,999	3,808
Home equity	1,540	—	—	570	2,110	737,270	739,380	570
Commercial mortgage	160	—	—	—	160	1,362,915	1,363,075	—
Consumer	5,173	1,921	1,240	576	8,910	789,877	798,787	—
Total	$8,193	$2,089	$1,838	$5,251	$17,371	$5,538,095	$5,555,466	$4,378

Interest income totaling $0.1 million, $1.6 million, and $0.8 million was recognized on nonaccrual loans, including loans held for sale, in 2023, 2022 and 2021, respectively. Additional interest income of $0.3 million, $0.2 million, and $0.3 million would have been recognized in 2023, 2022 and 2021, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income recoveries of $0.4 million, $0.3 million, and $0.3 million was collected on charged-off loans and recognized in other operating income in 2023, 2022 and 2021, respectively.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the year ended December 31, 2023, the Company has not modified any material loans for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

There were $2.1 million and $2.8 million of TDRs still accruing interest at December 31, 2023 and 2022, respectively, none of which were more than 90 days delinquent. There were $0.9 million and $1.1 million of TDRs included in nonperforming assets at December 31, 2023 and 2022, respectively.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and industrial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk rating of loans:

Pass. Loans classified as pass are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.

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

The following tables present the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator and origination year as of December 31, 2023 and 2022. Revolving loans converted to term as of and during the year ended December 31, 2023 and 2022 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2023
Commercial and industrial - SBA PPP:
Risk Rating
Pass	$—	$—	$1,284	$—	$—	$—	$—	$1,284
Subtotal	—	—	1,284	—	—	—	—	1,284
Commercial and industrial - Other:
Risk Rating
Pass	83,333	82,649	76,267	32,831	42,162	152,940	90,177	560,359
Special Mention	—	—	2,916	—	—	944	93	3,953
Substandard	37	1,189	576	662	571	7,026	50	10,111
Subtotal	83,370	83,838	79,759	33,493	42,733	160,910	90,320	574,423
Construction:
Risk Rating
Pass	8,434	52,596	69,203	18,878	2,136	31,090	2,778	185,115
Special Mention	—	—	404	—	—	—	—	404
Subtotal	8,434	52,596	69,607	18,878	2,136	31,090	2,778	185,519
Residential mortgage:
Risk Rating
Pass	101,473	266,314	609,648	414,430	144,312	385,452	—	1,921,629
Special Mention	—	—	—	—	—	268	—	268
Substandard	—	1,057	299	931	818	2,787	—	5,892
Subtotal	101,473	267,371	609,947	415,361	145,130	388,507	—	1,927,789
Home equity:
Risk Rating
Pass	12,229	32,208	19,589	8,766	6,372	17,379	638,917	735,460
Substandard	—	—	—	—	66	998	—	1,064
Subtotal	12,229	32,208	19,589	8,766	6,438	18,377	638,917	736,524
Commercial mortgage:
Risk Rating
Pass	96,479	256,660	202,933	115,055	112,578	566,325	6,311	1,356,341
Special Mention	—	—	—	—	10,513	9,638	—	20,151
Substandard	—	—	2,587	—	1,654	2,169	—	6,410
Subtotal	96,479	256,660	205,520	115,055	124,745	578,132	6,311	1,382,902
Consumer:
Risk Rating
Pass	88,593	261,752	144,341	36,431	27,970	10,538	59,130	628,755
Substandard	58	231	205	87	83	1,084	10	1,758
Loss	—	—	—	—	—	28	—	28
Subtotal	88,651	261,983	144,546	36,518	28,053	11,650	59,140	630,541
Total loans, net of deferred fees and costs	$390,636	$954,656	$1,130,252	$628,071	$349,235	$1,188,666	$797,466	$5,438,982

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2022
Commercial and industrial - SBA PPP:
Risk Rating
Pass	$—	$2,546	$9	$—	$—	$—	$—	$2,555
Subtotal	—	2,546	9	—	—	—	—	2,555
Commercial and industrial - Other:
Risk Rating
Pass	77,550	101,595	41,358	53,241	39,106	141,950	76,466	531,266
Special Mention	2,206	350	172	1,011	29	—	99	3,867
Substandard	188	176	833	256	116	7,215	30	8,814
Subtotal	79,944	102,121	42,363	54,508	39,251	149,165	76,595	543,947
Construction:
Risk Rating
Pass	25,663	61,027	23,384	2,387	14,309	18,048	15,044	159,862
Special Mention	—	417	—	—	898	—	—	1,315
Substandard	—	4,850	—	696	—	—	—	5,546
Subtotal	25,663	66,294	23,384	3,083	15,207	18,048	15,044	166,723
Residential mortgage:
Risk Rating
Pass	279,146	636,756	434,928	154,906	58,431	371,517	—	1,935,684
Substandard	—	—	948	—	503	3,864	—	5,315
Subtotal	279,146	636,756	435,876	154,906	58,934	375,381	—	1,940,999
Home equity:
Risk Rating
Pass	34,973	23,772	10,520	7,463	6,880	11,727	643,277	738,612
Special Mention	—	—	—	—	—	—	198	198
Substandard	—	—	—	—	78	453	39	570
Subtotal	34,973	23,772	10,520	7,463	6,958	12,180	643,514	739,380
Commercial mortgage:
Risk Rating
Pass	226,137	208,230	119,531	129,950	145,932	472,267	11,473	1,313,520
Special Mention	—	—	—	11,388	—	16,082	—	27,470
Substandard	—	10,149	—	1,700	2,133	8,103	—	22,085
Subtotal	226,137	218,379	119,531	143,038	148,065	496,452	11,473	1,363,075
Consumer:
Risk Rating
Pass	358,609	242,942	59,352	50,899	20,065	10,958	54,038	796,863
Special Mention	—	—	—	113	—	—	—	113
Substandard	1	261	91	126	42	790	—	1,311
Loss	—	—	—	—	—	500	—	500
Subtotal	358,610	243,203	59,443	51,138	20,107	12,248	54,038	798,787
Total loans, net of deferred fees and costs	$1,004,473	$1,293,071	$691,126	$414,136	$288,522	$1,063,474	$800,664	$5,555,466

The following table includes gross charge-offs of loans by origination year during the year ended December 31, 2023.

	Gross Charge-offs by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost of Revolving Loans	Total
Commercial and industrial:
Other	$211	$314	$204	$—	$276	$957	$—	$1,962
Consumer	111	8,282	5,997	1,148	833	874	—	17,245
Total gross charge-offs	$322	$8,596	$6,201	$1,148	$1,109	$1,831	$—	$19,207

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present the activity in the ACL for loans by class for the years ended December 31, 2023, 2022 and 2021:

	Commercial and Industrial		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2023
Beginning balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	(2)	1,601	1,136	2,745	(670)	(359)	10,784	15,235
Subtotal	—	8,423	4,003	14,549	3,444	17,543	31,011	78,973
Charge-offs	—	1,962	—	—	—	—	17,245	19,207
Recoveries	—	720	1	77	57	—	3,313	4,168
Net charge-offs (recoveries)	—	1,242	(1)	(77)	(57)	—	13,932	15,039
Ending balance	$—	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934

	Commercial and Industrial		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2022
Beginning balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(75)	(2,518)	(1,117)	(954)	(431)	(509)	5,892	288
Subtotal	2	7,796	2,791	11,509	4,078	17,902	24,307	68,385
Charge-offs	—	1,969	—	—	—	—	6,399	8,368
Recoveries	—	995	76	295	36	—	2,319	3,721
Net charge-offs (recoveries)	—	974	(76)	(295)	(36)	—	4,080	4,647
Ending balance	$2	$6,822	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738

	Commercial and Industrial		Real Estate
(Dollars in thousands)	SBA PPP	Other	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2021
Beginning balance	$304	$18,717	$4,277	$16,484	$5,449	$22,163	$15,875	$83,269
Provision (credit) for credit losses on loans [1]	(227)	(7,684)	(1,528)	(4,379)	(949)	(3,825)	4,269	(14,323)
Subtotal	77	11,033	2,749	12,105	4,500	18,338	20,144	68,946
Charge-offs	—	1,723	—	—	—	—	4,402	6,125
Recoveries	—	1,004	1,159	358	9	73	2,673	5,276
Net charge-offs	—	719	(1,159)	(358)	(9)	(73)	1,729	849
Ending balance	$77	$10,314	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097

[1] In 2020, the Company recorded a reserve on accrued interest receivable for loans on active payment forbearance or deferral, which were granted to borrowers impacted by the COVID-19 pandemic. This reserve was recorded as a contra-asset against accrued interest receivable with the offset to provision for credit losses. Due to the significant decline in loans on active forbearance or deferral, the Company reversed the $0.2 million reserve during the second quarter of 2021 and no longer has a reserve on accrued interest receivable as of December 31, 2023, 2022 and 2021. The provision for credit losses presented in this table excludes the provision (credit) for credit losses on accrued interest receivable of $0.2 million.

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Balance, beginning of year	$3,243	$4,804	$4,884
Provision (credit) for off-balance sheet credit exposures	463	(1,561)	(80)
Balance, end of year	$3,706	$3,243	$4,804

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

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Land	$22,564	$23,150
Office buildings and improvements	148,362	145,793
Furniture, fixtures and equipment	38,867	37,194
Gross premises and equipment	209,793	206,137
Accumulated depreciation and amortization	(113,609)	(114,503)
Net premises and equipment	$96,184	$91,634

Depreciation and amortization of premises and equipment were charged to the following operating expenses during the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net occupancy	$4,813	$4,720	$4,570
Equipment	2,130	2,145	2,414
Total	$6,943	$6,865	$6,984

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consisted of the following components as of December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Investments in low income housing tax credit partnerships	$37,838	$40,939
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	111	110
Other	2,050	4,045
Total	$41,546	$46,641

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2023 and 2022, the Company had $22.0 million and $23.6 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is included in other liabilities in the Company's consolidated balance sheets.

The expected payments for the unfunded commitments related to the Company's investments in unconsolidated entities as of December 31, 2023 are as follows:

(Dollars in thousands)	LIHTC	Other
Year Ending December 31:	Partnerships	Partnerships	Total
2024	$17,418	$983	$18,401
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
Thereafter	303	—	303
Total commitments	$22,041	$983	$23,024

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Proportional amortization method:
Amortization expense recognized in income tax expense	$3,101	$2,566	$2,174
Federal and state tax credits recognized in income tax expense	3,400	2,938	2,373

In 2021, the Company committed $2.0 million in the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investment in unconsolidated entities in the Company's consolidated balance sheets. As of December 31, 2023, the Company had an unfunded commitment of $1.0 million related to the investment, which is expected to be paid in 2024. The unfunded commitment is included in other liabilities in the Company's consolidated balance sheets.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"). The Company did not have the ability to exercise significant influence over Swell and the investment did not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment was included in investments in unconsolidated entities in the Company's consolidated balance sheet at December 31, 2022.

During the third quarter of 2023, the Company entered into a transaction with Swell whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash and certain intangible assets. The intangible assets totaling $1.5 million are included in other assets in the Company's consolidated balance sheet at December 31, 2023.

7. MORTGAGE SERVICING RIGHTS

Loans serviced for others totaled $1.22 billion and $1.28 billion as of December 31, 2023 and 2022, respectively.

The following table presents changes in our mortgage servicing rights for the periods presented:

(Dollars in thousands)	Mortgage Servicing Rights
Balance as of December 31, 2021	$9,738
Additions	631
Amortization	(1,295)
Balance as of December 31, 2022	9,074
Additions	327
Amortization	(705)
Balance as of December 31, 2023	$8,696

The gross carrying value, accumulated amortization, and net carrying value related to our mortgage servicing rights as of December 31, 2023 and 2022 are presented below:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,740	$(61,044)	$8,696	$69,413	$(60,339)	$9,074

Based on our mortgage servicing rights held as of December 31, 2023, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2024	$857
2025	829
2026	747
2027	671
2028	596
Thereafter	4,996
Total	$8,696

The Company utilizes the amortization method to measure our mortgage servicing rights. Under the amortization method, mortgage servicing rights are amortized in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $0.3 million, $0.6 million, and $1.3 million in 2023, 2022 and 2021, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in the Company's consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained, and are classified and pooled into buckets of homogeneous characteristics.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Fair market value, beginning of period	$12,061	$10,504
Fair market value, end of period	12,185	12,061
Weighted-average discount rate	9.5%	9.5%
Weighted-average prepayment speed assumption	11.2%	10.4%

8. DERIVATIVES

The Company utilizes various designated and undesignated derivative financial instruments to reduce our exposure to movements in interest rates. All derivatives are measured at fair value on the Company's consolidated balance sheet. In each reporting period, we record the derivative instruments in other assets or other liabilities depending on whether the derivatives are in an asset or liability position. For derivative instruments that are designated as hedging instruments, the effective portion of the changes in the fair value of the derivative are reported in AOCI, net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. The portion of the gain or loss in the fair value of the derivative that represents hedge ineffectiveness is immediately recognized in current period earnings. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Derivative financial instruments are subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle transactions in accordance with the underlying contractual terms. Credit and counterparty risks associated with derivative financial instruments are similar to those relating to traditional financial instruments. The Company manages derivative credit and counterparty risk by evaluating the creditworthiness of each borrower or counterparty and requiring collateral where appropriate.

Interest Rate Lock and Forward Sale Commitments

The Company enters into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, the Company also enters into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2023, the Company was not party to any forward sale commitments on mortgage loans. At December 31, 2022, the Company was party to forward sale commitments on $1.1 million of mortgage loans. As of December 31, 2023, the Company had $1.8 million in interest rate lock commitments on mortgage loans. As of December 31, 2022, the Company did not have any outstanding interest rate lock commitments on mortgage loans.

Risk Participation Agreements

From time to time, the Company may enter into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which the Company participates. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

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

As of December 31, 2023 and 2022, the Company has entered into swaps agreements with its borrowers with a total notional amount of $51.1 million and $32.3 million, respectively, offset by swap agreements with third-party financial institutions with a total notional amount of $51.1 million and $32.3 million, respectively. As of December 31, 2023 and 2022, the Company pledged $9.6 million and $10.0 million, respectively, in cash as collateral for the back-to-back swap agreements.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the Company's consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
		(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$10	$34	$2
Back-to-back swap agreements	Other assets / other liabilities	3,547	4,611	3,547	4,611

		Asset Derivatives		Liability Derivatives
Derivatives Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
(Dollars in thousands)
Interest rate swap	Other assets / other liabilities	$6,440	$5,986	$—	$—

The following table presents the impact of derivative instruments and their location within the Company's consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	$(42)
Loans held for sale	Other income	3
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	71

Year ended December 31, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	8
Loans held for sale	Other income	(3)
Risk participation agreements	Other service charges and fees	16
Back-to-back swap agreements	Other service charges and fees	—

Year ended December 31, 2021
Interest rate lock and forward sale commitments	Mortgage banking income	98
Loans held for sale	Other income	—
Risk participation agreements	Other service charges and fees	32
Back-to-back swap agreements	Other service charges and fees	600

Derivatives in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2023
Interest rate swap	Interest income	$(37)
Year ended December 31, 2022
Interest rate swap	Interest income	$(340)
Year ended December 31, 2021
Interest rate swap	Interest income	$—

9. DEPOSITS

The Company had $1.40 billion and $991.2 million of total time deposits as of December 31, 2023 and 2022, respectively. Contractual maturities of total time deposits as of December 31, 2023 were as follows:

(Dollars in thousands)
Year Ending December 31:
2024	$1,355,914
2025	22,615
2026	8,425
2027	4,718
2028	3,280
Thereafter	339
Total	$1,395,291

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $899.3 million and $678.6 million at December 31, 2023 and 2022, respectively. This includes $374.6 million and $290.1 million in government time deposits at December 31, 2023 and 2022, respectively, which are fully collateralized.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2023 were as follows:

(Dollars in thousands)
Three months or less	$497,324
Over three months through six months	223,732
Over six months through twelve months	170,687
2025	4,518
2026	2,079
2027	640
2028	328
Thereafter	—
Total	$899,308

Overdrawn deposit accounts totaling $0.7 million and $0.7 million have been reclassified as loans on the Company's consolidated balance sheets as of December 31, 2023 and 2022, respectively.

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank is a member of the FHLB and maintained a $1.93 billion line of credit, of which $1.81 billion remained available as of December 31, 2023. The FHLB advances available of $1.81 billion at December 31, 2023 was secured by certain real estate loans with a carrying value of $3.16 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. There were no short-term borrowings outstanding under this arrangement at December 31, 2023. There were $5.0 million in short-term borrowings outstanding under this arrangement at December 31, 2022.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $72.0 million and $36.0 million as of December 31, 2023 and 2022, respectively.

The Bank had additional unused borrowings available at the Federal Reserve discount window of $285.8 million and $75.9 million as of December 31, 2023 and 2022, respectively. Certain commercial real estate and commercial loans with carrying values totaling $135.1 million and $125.0 million were pledged as collateral on our line of credit with the Federal Reserve discount window as of December 31, 2023 and 2022, respectively. In addition, investment securities with a par value of $196.7 million as of December 31, 2023, were pledged to the Federal Reserve in support of the line of credit. No investment securities were pledged to the Federal Reserve in support of the line of credit as of December 31, 2022. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

Interest expense on short-term borrowings totaled $1.1 million, $1.1 million and $2 thousand in 2023, 2022 and 2021, respectively.

A summary of the Bank's short-term borrowings as of December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Amount outstanding at December 31,	$—	$5,000	$—
Average amount outstanding during year	23,322	37,211	607
Highest month-end balance during year	100,000	140,000	6,500
Weighted-average interest rate on balances outstanding at December 31,	—%	4.60%	—%
Weighted-average interest rate during year	4.88%	2.84%	0.30%

Long-term debt, which is based on original maturity, consisted of FHLB advances, subordinated notes and debentures totaling $156.1 million and $105.9 million at December 31, 2023 and 2022, respectively.

	December 31,
(Dollars in thousands)	2023	2022
FHLB advances	$50,000	$—
Subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs of $445 and $688	54,555	54,312
Total	$156,102	$105,859

At December 31, 2023, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(Dollars in thousands)
Year Ending December 31:
2024	$—
2025	25,000
2026	—
2027	—
2028	25,000
Thereafter	106,547
Total	$156,547

FHLB Advances

The Bank had $50.0 million in FHLB long-term advances outstanding as of December 31, 2023. The Bank had no FHLB long-term advances outstanding as of December 31, 2022. Interest expense on FHLB long-term advances was $1.9 million in 2023. The Bank did not incur any interest expense on FHLB long-term advances in 2022 and 2021.

Subordinated Debentures

As of December 31, 2023 and 2022, the Company had the following junior subordinated debentures outstanding:

(Dollars in thousands)	December 31, 2023 and 2022	December 31, 2023	December 31, 2022
Name of Trust	Subordinated Debentures	Interest Rate	Interest Rate
Trust IV	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%	Three month LIBOR + 2.45%
Trust V	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%	Three month LIBOR + 1.87%
Total	$51,547

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

The Company is not considered the primary beneficiary of Trusts IV and V and the trusts are not consolidated in the Company's financial statements. The subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investment in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

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

Subordinated Notes

As of December 31, 2023 and 2022, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	December 31, 2023 and 2022
Name	Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The Notes, which have been used to support regulatory capital ratios and for general corporate purposes, bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.6 million, net of unamortized debt issuance costs of $0.4 million, at December 31, 2023.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2023 and 2022, the Bank had Statutory Retained Earnings of $169.1 million and $145.7 million, respectively.

Dividends are payable at the discretion of the Board of Directors and are subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures. There can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future.

We repurchase shares of our common stock when we believe such repurchases are in the best interests of the Company.

In January 2021, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a share repurchase program (the "2021 Repurchase Plan"). The 2021 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $26.6 million in remaining repurchase authority.

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a share repurchase program (the "2022 Repurchase Plan"). The 2022 Repurchase Plan replaced and superseded in its entirety the 2021 Repurchase Plan, which had $5.3 million in remaining repurchase authority. The Company's 2022 Repurchase Plan was subject to a one year expiration.

In January 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2023 Repurchase Plan"). The 2023 Repurchase Plan replaced and superseded in its entirety the 2022 Repurchase Plan, which had $9.3 million in remaining repurchase authority. The Company's 2023 Repurchase Plan is subject to a one-year expiration.

In the year ended December 31, 2023, a total of 130,010 shares of common stock, at a cost of $2.6 million, were repurchased under the Company's 2022 and 2023 Repurchase Plans. A total of $23.4 million remained available for repurchase under the Company's 2023 Repurchase Plan at December 31, 2023.

In the year ended December 31, 2022, 868,613 shares of common stock, at a cost of $20.7 million, were repurchased under the Company's share repurchase programs.

12. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

ASC 606, "Revenue from Contracts with Customers", establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts to provide goods or services to its customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services. Revenue is recognized as performance obligations are satisfied.

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

(Dollars in thousands)
Year Ended December 31:
2023	In-Scope	Out-of-Scope	Total
Other operating income:
In-scope of ASC 606
Mortgage banking income	$687	$1,905	$2,592
Service charges on deposit accounts	8,753	—	8,753
Other service charges and fees	18,605	1,926	20,531
Income on fiduciary activities	4,895	—	4,895
Other	—	9,892	9,892
Total other operating income	$32,940	$13,723	$46,663

(Dollars in thousands)
Year Ended December 31:
2022	In-Scope	Out-of-Scope	Total
Other operating income:
In-scope of ASC 606
Mortgage banking income	$1,060	$2,750	$3,810
Service charges on deposit accounts	8,197	—	8,197
Other service charges and fees	16,581	2,444	19,025
Income on fiduciary activities	4,565	—	4,565
Other	—	12,322	12,322
Total other operating income	30,403	17,516	47,919

(Dollars in thousands)
Year Ended December 31:
2021	In-Scope	Out-of-Scope	Total
Other operating income:
In-scope of ASC 606
Mortgage banking income	$1,993	$5,739	$7,732
Service charges on deposit accounts	6,358	—	6,358
Other service charges and fees	15,281	3,086	18,367
Income on fiduciary activities	5,075	—	5,075
Other	—	5,528	5,528
Total other operating income	$28,707	$14,353	$43,060

13. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Salaries and employee benefits	$2,641	$4,567	$4,580
Directors stock awards	399	350	91
Income tax benefit	(957)	(1,461)	(1,449)
Net share-based compensation effect	$2,083	$3,456	$3,222

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. The Company recognizes all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. The Company recorded income tax benefit of $0.2 million, $0.1 million, and $0.2 million in 2023, 2022, and 2021, respectively, as a result of restricted stock units vesting during the respective years.

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

In January 2023, the Company adopted and shareholders approved the 2023 Stock Compensation Plan ("2023 Plan") making available 1,140,000 shares for grants to employees and directors. Upon adoption of the 2023 Plan, all unissued shares from the previous plan were frozen and no new grants were granted under the previous plan. Shares may continue to be settled under the previous plan pursuant to previously outstanding awards. New shares are issued from the 2023 Plan.

A total of 1,108,639 shares were available for future grants under our 2023 Plan as of December 31, 2023, and 747,332 and 843,469 shares were previously available for future grants under our previous stock compensation plan as of December 31, 2022 and 2021, respectively.

Stock Options

There were no stock options that were granted or vested in 2023, 2022 and 2021. As of December 31, 2023, all shares have been vested and exercised.

There were no options exercised during the year ended December 31, 2023 and 2021. There were 47,440 options exercised during the year ended December 31, 2022. The aggregate intrinsic value of options exercised in 2022 under our stock compensation plans determined as of the date of exercise was $0.7 million.

As of December 31, 2023, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

Restricted and Performance Stock Units

Under the 2023 Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to non-officer directors and certain senior management personnel. The awards typically vest over a two, three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

As of December 31, 2023, there was $2.8 million of total unrecognized compensation cost related to RSUs and PSUs that is expected to be recognized over a weighted-average period of 1.8 years.

The table below presents the activity of RSUs and PSUs for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During The Year (in thousands)
Unvested as of December 31, 2020	532,374	$22.49

Changes during the year:
Granted	221,774	21.93
Forfeited	(75,850)	21.95
Vested	(192,959)	23.42	$5,077
Unvested as of December 31, 2021	485,339	21.95

Changes during the year:
Granted	99,887	28.99
Forfeited	(53,980)	25.66
Vested	(178,781)	21.91	4,787
Unvested as of December 31, 2022	352,465	23.40

Changes during the year:
Granted	115,992	22.76
Forfeited	(53,041)	25.09
Vested	(190,837)	20.93	3,942
Unvested as of December 31, 2023	224,579	24.76

14. RETIREMENT BENEFITS

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

With the termination of the defined benefit retirement plan in the second quarter of 2022, there were no plan assets, further defined benefit retirement plan liability or ongoing pension expense recognition remaining as of December 31, 2022 and no activity in 2023.

The following tables set forth information pertaining to the defined benefit retirement plan for the periods presented:

Year Ended
(Dollars in thousands)	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$20,420
Interest cost	212
Actuarial gains	(1,766)
Benefits paid	(5,398)
Annuity purchase	(13,468)
Benefit obligation at end of the year	—

Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	20,785
Actual return on plan assets	(1,969)
Employer contributions	50
Benefits paid	(5,398)
Annuity purchase	(13,468)
Fair value of plan assets at end of year	—

Funded status at end of year	$—

Amounts recognized in AOCI:
Net actuarial losses	$—

Benefit obligation actuarial assumptions:
Weighted-average discount rate	N/A

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Components of net periodic benefit cost:
Interest cost	$212	$485
Expected return on plan assets	(207)	(549)
Amortization of net actuarial losses	225	701
Settlement	4,884	—
Net periodic benefit cost	$5,114	$637

Net periodic cost actuarial assumptions:
Weighted-average discount rate	2.4%	2.3%
Expected long-term rate of return on plan assets	2.3%	2.7%

For the years ended December 31, 2022 and 2021, the long-term rate of return on plan assets reflected the weighted-average long-term rates of return for the various categories of investments held in the plan.

Supplemental Executive Retirement Plans

In 1995, 2001, 2004 and 2006, our Bank established Supplemental Executive Retirement Plans ("SERP") that provide certain current and former officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the September 2004 merger with CB Bancshares, Inc. ("CBBI"), we assumed CBBI's SERP obligation. The SERP holds no plan assets other than employer contributions that are paid as benefits during the year.

The following tables set forth information pertaining to the SERP for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$9,220	$12,297
Interest cost	448	301
Actuarial losses (gains)	181	(2,960)
Benefits paid	(575)	(418)
Benefit obligation at end of year	9,274	9,220

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	575	418
Benefits paid	(575)	(418)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(9,274)	$(9,220)

Amounts recognized in AOCI
Net transition obligation	$—	$(7)
Net actuarial losses	106	701
Total amounts recognized in AOCI	$106	$694

Benefit obligation actuarial assumptions
Weighted-average discount rate	4.8%	5.0%

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Components of net periodic benefit cost
Interest cost	$448	$301	$264
Amortization of net actuarial (gains) losses	(74)	79	335
Amortization of net transition obligation	7	18	18
Net periodic benefit cost	$381	$398	$617

Net periodic cost actuarial assumptions
Weighted-average discount rate	5.1%	2.7%	2.1%

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2024	$574
2025	570
2026	564
2027	559
2028	950
Thereafter	6,057
Total	$9,274

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan ("Retirement Savings Plan"), a defined contribution plan, that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer discretionary contributions.

The Company has the option of making regular matching contributions on employee's elective deferrals. The Company has sole discretion in determining the percentage to be matched, subject to limitations of the Internal Revenue Code.

From July 1, 2020 through June 30, 2021, matching contributions were suspended due to economic uncertainty in the wake of the COVID-19 pandemic. Effective July 1, 2021 through December 31, 2021, the Company matched 100% of an employees effective deferrals, up to 2% of the employee's pay each pay period. Effective January 1, 2022 through December 31, 2023, the Company matched 100% of an employees effective deferrals, up to 4% of the employee's pay each pay period.

The Company also has the option of making discretionary contributions into the Retirement Savings Plan and has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. The Company did not make any discretionary contributions in 2023, 2022 and 2021.

Total contributions to the Retirement Savings Plan totaled $2.4 million, $2.4 million and $0.5 million in 2023, 2022 and 2021, respectively.

15. OPERATING LEASES

The Company leases certain property and equipment with lease terms expiring through 2045. In some instances, a lease may contain renewal options for periods ranging from five to fifteen years. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and any short-term leases are not included in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liability.

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate is summarized below for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Lease cost:
Operating lease cost	$5,108	$5,495
Variable lease cost	3,751	3,278
Less: sublease income	(34)	(48)
Total lease cost	$8,825	8,725

Other information:
Operating cash flows from operating leases	$(5,095)	$(5,896)
Weighted-average remaining lease term - operating leases	10.64 years	11.22 years
Weighted-average discount rate - operating leases	3.96%	3.95%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2024	$4,284	$1,144	$3,140
2025	3,998	1,023	2,975
2026	3,935	908	3,027
2027	3,926	789	3,137
2028	3,326	677	2,649
Thereafter	18,465	2,759	15,706
Total	$37,934	$7,300	$30,634

In addition, the Company leases certain properties that it owns as lessor. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Total rental income recognized	$2,132	2,228

Based on the Company's leases as lessor as of December 31, 2023, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2024	$1,257
2025	1,143
2026	998
2027	943
2028	591
Thereafter	1,846
Total	$6,778

16. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current expense (benefit):
Federal	$5,538	$996	$11,304
State	1,404	(1,965)	3,626
Total current	6,942	(969)	14,930
Deferred expense:
Federal	9,300	18,854	8,654
State	1,911	6,956	2,174
Total deferred	11,211	25,810	10,828
Provision for income taxes	$18,153	$24,841	$25,758

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, to income before income taxes) for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Computed "expected" tax expense	$16,133	$20,741	$22,187
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(702)	(692)	(526)
Other tax-exempt income	(1,023)	(392)	(734)
Low-income housing tax credits	(508)	(530)	(365)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	3,827	4,982	5,377
Change in the valuation allowance for deferred tax assets allocated to income tax expense	1,048	39	(39)
Other, net	(622)	693	(142)
Total	$18,153	$24,841	$25,758

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets
Lease liability	$8,162	$9,598
Allowance for credit losses	13,643	13,534
Accrued expenses	1,804	3,737
Employee retirement benefits	1,926	1,941
Federal and state tax credit carryforwards	2,208	—
Federal net operating loss carryforwards	1,644	16,363
State net operating loss carryforwards	4,503	7,583
Deferred compensation	3,976	2,930
Premises and equipment	4,161	4,717
Other	5,679	6,962
Total deferred tax assets	47,706	67,365

Deferred tax liabilities
Right-of-use lease asset	7,918	9,356
Intangible assets	2,317	2,427
Other	3,489	3,647
Total deferred tax liabilities	13,724	15,430

Less: Deferred tax valuation allowance	4,446	3,398

Net deferred tax assets	$29,536	$48,537

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

As of December 31, 2023, the valuation allowance on our net DTA totaled $4.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the Company does not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was an increase of $1.0 million in 2023, compared to an increase of $39 thousand in 2022.

Net of this valuation allowance, the Company's net DTA totaled $29.5 million as of December 31, 2023, compared to a net DTA of $48.5 million as of December 31, 2022, and is included in other assets in the Company's consolidated balance sheets.

At December 31, 2023, the Company had NOL carryforwards for U.S. Federal income tax purposes of $7.8 million and state income tax purposes of $83.5 million, which are available to offset future taxable income. The U.S. Federal NOL carryforwards can be carried forward indefinitely to offset future federal taxable income. The Hawaii NOL carryforwards can also be carried forward indefinitely, while the other state NOL carryforwards will begin to expire if not utilized beginning in 2028. In addition, the Company has low-income housing tax credit carryforwards of approximately $0.7 million and $1.9 million for U.S. Federal and Hawaii state income tax purposes, respectively. If not utilized, the U.S. Federal tax credit carryforwards will begin to expire in 2042. The Hawaii state credit can be carried forward indefinitely.

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

At December 31, 2023, the Company did not have any material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2023, the Company’s federal tax returns for 2016 and earlier, as well as 2019, were no longer subject to examination by the taxing authorities. The state tax returns for 2019 and earlier were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021, by component:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2023
Net change in fair value of investment securities:
Net unrealized gains on investment securities arising during the period	$19,762	$5,437	$14,325
Less: Reclassification adjustment for losses realized in net income	2,074	547	1,527
Less: Amortization of unrealized losses on investment securities transferred to HTM	7,440	2,105	5,335
Net change in fair value of investment securities	29,276	8,089	21,187

Net change in fair value of derivative:
Net unrealized gains arising during the period	491	107	384
Net change in fair value of derivative	491	107	384

SERPs:
Net actuarial losses arising during the period	(182)	(48)	(134)
Amortization of net actuarial gains	(74)	(20)	(54)
Amortization of net transition obligation	7	2	5
SERPs	(249)	(66)	(183)
Other comprehensive income	$29,518	$8,130	$21,388

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2022
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(204,250)	$(54,109)	$(150,141)
Less: Amortization of unrealized losses on investment securities transferred to HTM	6,218	1,520	4,698
Net change in fair value of investment securities	(198,032)	(52,589)	(145,443)

Net change in fair value of derivative:
Net unrealized gains arising during the period	6,326	1,681	4,645
Net change in fair value of derivative	6,326	1,681	4,645

Defined benefit retirement plan and SERPs:
Net actuarial gains arising during the period	2,007	537	1,470
Amortization of net actuarial losses	304	81	223
Amortization of net transition obligation	18	4	14
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	7,213	2,439	4,774
Other comprehensive loss	$(184,493)	$(48,469)	$(136,024)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2021
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(41,237)	$(11,030)	$(30,207)
Less: Reclassification adjustment for gains realized in net income	(150)	(40)	(110)
Net change in fair value of investment securities	(41,387)	(11,070)	(30,317)

Defined benefit retirement plan and SERPs:
Net actuarial gains arising during the period	2,014	544	1,470
Amortization of net actuarial losses	1,036	291	745
Amortization of net transition obligation	18	4	14
Defined benefit retirement plan and SERPs	3,068	839	2,229
Other comprehensive loss	$(38,319)	$(10,231)	$(28,088)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2023, 2022 and 2021:

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	14,325	384	(134)	14,575
Amounts reclassified from AOCI	6,862	—	(49)	6,813
Net other comprehensive income (loss)	21,187	384	(183)	21,388
Balance at end of period	$(127,922)	$5,029	$297	$(122,596)

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive (loss) income before reclassifications	(150,141)	4,645	1,470	(144,026)
Amounts reclassified from AOCI	4,698	—	3,304	8,002
Net other comprehensive (loss) income	(145,443)	4,645	4,774	(136,024)
Balance at end of period	$(149,109)	$4,645	$480	$(143,984)

(Dollars in thousands)	Investment Securities	Defined Benefit Plans	AOCI
Year ended December 31, 2021
Balance at beginning of period	$26,651	$(6,523)	$20,128

Other comprehensive (loss) income before reclassifications	(30,207)	1,470	(28,737)
Amounts reclassified from AOCI	(110)	759	649
Net other comprehensive (loss) income	(30,317)	2,229	(28,088)
Balance at end of period	$(3,666)	$(4,294)	$(7,960)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2023, 2022 and 2021:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2023	2022	2021	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized (losses) gains on available-for-sale investment securities	$(2,074)	$—	$150	Net gains (losses) on sales of investment securities
Tax effect	547	—	(40)	Income tax benefit (expense)
Net of tax	$(1,527)	$—	$110

Amortization of unrealized losses on investment securities transferred to HTM	$(7,440)	$(6,218)	$—	Interest and dividends on investment securities
Tax effect	2,105	1,520	—	Income tax benefit
Net of tax	$(5,335)	$(4,698)	$—

Defined benefit plan items:
Amortization of net actuarial gains (losses)	$74	$(304)	$(1,036)	Other operating expense - other (1)
Amortization of net transition obligation	(7)	(18)	(18)	Other operating expense - other (1)
Settlement	—	(4,884)	—	Other operating expense - other (1)
Total before tax	67	(5,206)	(1,054)
Tax effect	(18)	1,902	295	Income tax (expense) benefit
Net of tax	$49	$(3,304)	$(759)

Total reclassifications, net of tax	$(6,813)	$(8,002)	$(649)

(1)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 - Retirement Benefits for additional details).

18. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net income	$58,669	$73,928	$79,894

Weighted-average shares outstanding for basic earnings per share	27,027,681	27,398,445	28,003,744
Add: Dilutive effect of employee stock options and awards	52,837	169,335	253,579
Weighted-average shares outstanding for diluted earnings per share	27,080,518	27,567,780	28,257,323

Basic earnings per share	$2.17	$2.70	$2.85
Diluted earnings per share	$2.17	$2.68	$2.83

Anti-dilutive employee stock options and awards	19,030	—	—

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2023 and 2022, the Company did not have any forward foreign exchange contracts.

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company will pay the counterparty a fixed rate of 2.095% and will receive a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

At December 31, 2023 and 2022, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2023	2022
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Fixed rate	$30,660	$78,382
Variable rate	1,244,671	1,250,409
Total	$1,275,331	$1,328,791

Standby letters of credit and financial guarantees written	$3,301	$5,367

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Back-to-back swap agreements:
Assets	$51,059	$32,335
Liabilities	51,059	32,335
Interest rate lock commitments	1,807	—
Forward interest rate contracts	—	1,110
Risk participation agreements	36,022	36,835
Interest rate swap agreements	115,545	115,545

21. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. The weighted-average discount rate used in the valuation of loans was 6.86% and 7.44% as of December 31, 2023 and 2022, respectively. In accordance with ASU 2016-01, the fair value of loans are based on the notion of exit price as of December 31, 2023 and 2022.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted-average discount rate used in the valuation of time deposits was 5.48% and 4.96% as of December 31, 2023 and 2022, respectively.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted-average discount rate used in the valuation of long-term debt was 6.83% and 7.28% as of December 31, 2023 and 2022, respectively.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and due from financial institutions	$116,181	$116,181	$116,181	$—	$—
Interest-bearing deposits in other financial institutions	406,256	406,256	406,256	—	—
Investment securities	1,279,548	1,212,388	—	1,205,238	7,150
Loans held for sale	1,778	1,778	—	1,778	—
Loans, net of ACL	5,375,048	5,089,292	—	—	5,089,292
Accrued interest receivable	21,511	21,511	342	4,043	17,126

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,913,379	1,913,379	1,913,379	—	—
Interest-bearing demand and savings deposits	3,538,922	3,538,922	3,538,922	—	—
Time deposits	1,395,291	1,385,473	—	—	1,385,473
Long-term debt	156,102	153,073	—	—	153,073
Accrued interest payable	18,948	18,948	85	—	18,863

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,275,331	$—	$1,210	$—	$1,210	$—
Standby letters of credit and financial guarantees written	3,301	—	50	—	50	—

Derivatives:
Back-to-back swap agreements:
Assets	51,059	3,547	3,547	—	—	3,547
Liabilities	(51,059)	(3,547)	(3,547)	—	—	(3,547)
Interest rate lock commitments	1,807	(34)	(34)	—	(34)	—
Risk participation agreements	36,022	—	—	—	—	—
Interest rate swap agreements	115,545	6,440	6,440	—	—	6,440

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and due from financial institutions	$97,150	$97,150	$97,150	$—	$—
Interest-bearing deposits in other financial institutions	14,894	14,894	14,894	—	—
Investment securities	1,336,677	1,268,574	—	1,261,306	7,268
Loans held for sale	1,105	1,105	—	1,105	—
Loans, net of ACL	5,491,728	5,043,436	—	—	5,043,436
Accrued interest receivable	20,345	20,345	20,345	—	—

Financial liabilities:
Deposits:
Noninterest-bearing deposits	2,092,823	2,092,823	2,092,823	—	—
Interest-bearing demand and savings deposits	3,652,195	3,652,195	3,652,195	—	—
Time deposits	991,205	975,086	—	—	975,086
FHLB advances and other short-term borrowings	5,000	5,000	—	5,000	—
Long-term debt	105,859	93,729	—	—	93,729
Accrued interest payable	4,739	4,739	4,739	—	—

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Off-balance sheet financial instruments:
Commitments to extend credit	$1,328,791	$—	$1,270	$—	$1,270	$—
Standby letters of credit and financial guarantees written	5,367	—	80	—	80	—

Derivatives:
Back-to-back swap agreements:
Assets	32,335	4,611	4,611	—	—	4,611
Liabilities	(32,335)	(4,611)	(4,611)	—	—	(4,611)
Forward sale commitments	1,110	8	8	—	8	—
Risk participation agreements	36,835	—	—	—	—	—
Interest rate swap agreements	115,545	5,986	5,986	—	—	5,986

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

Fair value measurements are used to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, collateral dependent loans and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

There were no transfers of financials assets and liabilities into and out of Level 3 of the fair value hierarchy during the year ended December 31, 2023.

The following table below presents the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$126,635	$—	$120,199	$6,436
Corporate securities	31,414	—	31,414	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	26,197	—	26,197	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	378,386	—	378,386	—
Residential - Non-government agencies	18,708	—	17,994	714
Commercial - U.S. Government-sponsored enterprises	50,914	—	50,914	—
Commercial - Non-government agencies	14,956	—	14,956	—
Total investment securities	647,210	—	640,060	7,150

Derivatives:
Interest rate lock commitments	(34)	—	(34)	—
Interest rate swap agreements	6,440	—	—	6,440
Total derivatives	6,406	—	(34)	6,440
Total	$653,616	$—	$640,026	$13,590

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$135,752	$—	$129,168	$6,584
Corporate securities	30,211	—	30,211	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	25,715	—	25,715	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	423,803	—	423,803	—
Residential - Non-government agencies	8,662	—	7,978	684
Commercial - U.S. Government-sponsored enterprises	46,144	—	46,144	—
Commercial - Non-government agencies	1,507	—	1,507	—
Total investment securities	671,794	—	664,526	7,268

Derivatives:
Forward sale commitments	8	—	8	—
Interest rate swap agreements	5,986	—	—	5,986
Total derivatives	5,994	—	8	5,986
Total	$677,788	$—	$664,534	$13,254

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2021	$7,681	$938	$8,619
Principal payments received	(212)	(23)	(235)
Unrealized net loss included in other comprehensive loss	(885)	(231)	(1,116)
Balance as of December 31, 2022	6,584	684	7,268
Principal payments received	(232)	(23)	(255)
Unrealized net gain included in other comprehensive loss	84	53	137
Balance as of December 31, 2023	$6,436	$714	$7,150

Within the state and political subdivisions debt securities category, the Company holds two mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $6.4 million and $6.6 million at December 31, 2023 and 2022, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million and $0.7 million at December 31, 2023 and 2022, respectively. The Company estimates the aggregate fair value of $7.2 million by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The significant unobservable input used in the fair value measurement of the Company’s mortgage revenue bonds and Habitat for Humanity mortgage backed bonds is the weighted-average discount rate. As of December 31, 2023 and 2022, the weighted-average discount rate utilized was 6.12% and 6.41%, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

22. PARENT COMPANY AND REGULATORY RESTRICTIONS

The retained earnings of the parent company, Central Pacific Financial Corp., included $316.0 million and $339.4 million of equity in undistributed losses of Central Pacific Bank as of December 31, 2023 and 2022.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Bank was categorized as "well-capitalized" and maintained the required capital conservation buffer under the regulatory framework for prompt corrective action as of December 31, 2023 and 2022. There are no conditions or events since then that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
As of December 31, 2023
Tier 1 capital to avg. assets (leverage ratio)	$676,536	8.8%	$305,843	4.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	676,536	12.4	328,609	6.0	N/A	N/A
Total capital to risk-weighted assets	799,175	14.6	438,146	8.0	N/A	N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	626,536	11.4	246,457	4.5	N/A	N/A

As of December 31, 2022
Tier 1 capital to avg. assets (leverage ratio)	642,302	8.5	301,053	4.0	N/A	N/A
Tier 1 capital to risk-weighted assets	642,302	12.2	340,151	6.0	N/A	N/A
Total capital to risk-weighted assets	764,283	14.5	453,535	8.0	N/A	N/A
CET1 capital to risk-weighted assets	592,302	11.2	255,113	4.5	N/A	N/A

Central Pacific Bank
As of December 31, 2023
Tier 1 capital to avg. assets (leverage ratio)	$704,512	9.2%	$305,375	4.0%	$381,719	5.0%
Tier 1 capital to risk-weighted assets	704,512	12.9	327,902	6.0	437,203	8.0
Total capital to risk-weighted assets	772,151	14.1	437,203	8.0	546,503	10.0
CET1 capital to risk-weighted assets	704,512	12.9	245,926	4.5	355,227	6.5

As of December 31, 2022
Tier 1 capital to avg. assets (leverage ratio)	675,331	8.9	300,584	4.0	375,730	5.0
Tier 1 capital to risk-weighted assets	675,331	12.8	339,422	6.0	452,563	8.0
Total capital to risk-weighted assets	742,312	14.0	452,563	8.0	565,704	10.0
CET1 capital to risk-weighted assets	675,331	12.8	254,567	4.5	367,708	6.5

(1) Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios.

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash and due from financial institutions	$22,059	$16,915
Investment in subsidiary bank	579,601	534,817
Other assets	14,805	14,442
Total assets	$616,465	$566,174

Liabilities and Equity
Long-term debt	$106,102	$105,859
Other liabilities	6,548	7,444
Total liabilities	112,650	113,303

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding none at December 31, 2023 and 2022	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding 27,045,033 and 27,025,070 shares at December 31, 2023 and 2022, respectively	405,439	408,071
Additional paid-in capital	102,982	101,346
Retained earnings	117,990	87,438
Accumulated other comprehensive loss	(122,596)	(143,984)
Total equity	503,815	452,871

Total liabilities and equity	$616,465	$566,174

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Dividends from subsidiary bank	$42,540	$47,427	$54,016
Interest income:
Interest income from subsidiary bank	3	3	3
Other income	122	64	43
Total income	42,665	47,494	54,062

Expense:
Interest expense on long-term debt	6,762	4,930	4,097
Other expenses	3,250	2,317	3,504
Total expenses	10,012	7,247	7,601

Income before income taxes and equity in undistributed income of subsidiaries	32,653	40,247	46,461
Income tax benefit	(2,620)	(1,917)	(1,968)
Income before equity in undistributed income of subsidiaries	35,273	42,164	48,429

Equity in undistributed income of subsidiary bank	23,396	31,764	31,465
Net income	$58,669	$73,928	$79,894

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$58,669	$73,928	$79,894
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	32	(26)	70
Equity in undistributed income of subsidiary bank	(23,396)	(31,764)	(31,465)
Share-based compensation expense	1,636	3,273	3,231
Net change in other assets and liabilities	(1,543)	(20)	(85)
Net cash provided by operating activities	35,398	45,391	51,645

Cash flows from investing activities:
Proceeds from sale of investment securities	—	—	1,653
Distributions from unconsolidated entities	495	—	—
Net cash provided by investing activities	495	—	1,653

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	—	679	1,236
Repurchases of common stock	(2,632)	(20,740)	(18,669)
Cash dividends paid on common stock	(28,117)	(28,505)	(26,959)
Net cash used in financing activities	(30,749)	(48,566)	(44,392)

Net increase (decrease) in cash and cash equivalents	5,144	(3,175)	8,906

Cash and cash equivalents at beginning of year	16,915	20,090	11,184
Cash and cash equivalents at end of year	$22,059	$16,915	$20,090

23. SUBSEQUENT EVENTS

In January 2024, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2023 Repurchase Plan.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2023 in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders ("2024 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

The following table provides information as of December 31, 2023 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2023.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2) (3)	(b) Weighted- average exercise price of outstanding options, warrants and rights (4)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plan(s) approved by security holders (1)	224,579	$—	1,108,639
Equity compensation plan(s) not approved by security holders	—	—	—
Total	224,579	—	1,108,639

(1) These plans are the Company’s 2013 and 2023 Stock Compensation Plans ("2013 Plan" and "2023 Plan").
(2) Represents an aggregate of 224,579 restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") under the 2013 and 2023 Plans.
(3) Represents shares available for issuance under the 2023 Plan. Assumes shares issued upon vesting of PSUs vest at 100% of target number of units. Actual number of shares issued on vesting of PSUs could be between zero to 200% of the target number of units.

(4) Represents the weighted average exercise price of outstanding stock options; excludes RSUs and PSUs. No stock options were outstanding at December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2024 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended and restated through September 21, 2023 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (3)

4.2	Form of Registrant's Common Stock Certificate (4)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	The Registrant's 2023 Annual Executive Incentive Plan (†) (5)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (†) (6)

10.3	Supplemental Executive Retirement Agreement for Blenn A. Fujimoto, effective July 1, 2005 (†) (7)

10.4	Amendment No. 1 to the Supplemental Executive Retirement Plan between the Registrant and Blenn A. Fujimoto, effective December 31, 2008 (†) (8)

10.5	The Registrant’s 2013 Stock Compensation Plan (†) (9)

10.6	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (10)

10.7	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (11)

10.8	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (†) (12)

10.9	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (13)

10.10	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (14)

10.11	Employment Agreement with Paul Yonamine, dated September 25, 2018 (†) (15)

10.12	The Registrant’s 2023 Stock Compensation Plan (†) (16)

10.13	Form of Stock Option Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (17)

10.14	Form of Key Employee Restricted Stock Unit Agreement for the Registrant's 2023 Stock Compensation Plan (†) (18)

10.15	Form of Restricted Stock Unit Agreement for the Registrant's 2023 Stock Compensation Plan (†) (19)

10.16	Form of Key Employee Performance-Based Restricted Stock Unit Award Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (20)

10.17	Form of Notice of Performance-Based Restricted Stock Unit Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (21)

14.1	The Registrant's Code of Conduct & Ethics (22)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (23)

21	Subsidiaries of the Registrant (*)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe) (*)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

97.1	Compensation Recovery Policy (*)

Exhibit Number	Description

101.INS	XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Denotes management contract or compensation plan or arrangement.

All of the references to Form 8-K, Form 10-K, Form 10-Q, Form DEF 14A and Form S-1/A identified in the exhibit index have Securities and Exchange Commission file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2023.
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.
(4)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.
(6)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.
(7)	Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2006.
(8)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.
(9)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.
(10)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(11)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(12)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(13)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(14)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(15)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 26, 2018.
(16)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(17)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(18)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(19)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(20)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(21)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(22)	Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
(23)	Incorporated herein by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

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

Dated:	February 21, 2024
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)
/s/ Arnold D. Martines
Arnold D. Martines
Director,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold D. Martines	Director, President and Chief Executive Officer	February 21, 2024
Arnold D. Martines	(Principal Executive Officer)

/s/ David S. Morimoto	Senior Executive Vice President and Chief Financial Officer	February 21, 2024
David S. Morimoto	(Principal Financial and Accounting Officer)

/s/ Paul K. Yonamine	Director	February 21, 2024
Paul K. Yonamine

/s/ A. Catherine Ngo	Director	February 21, 2024
A. Catherine Ngo

/s/ Christine H. H. Camp	Director	February 21, 2024
Christine H. H. Camp

/s/ Earl E. Fry	Director	February 21, 2024
Earl E. Fry

/s/ Jason R. Fujimoto	Director	February 21, 2024
Jason R. Fujimoto

/s/ Jonathan B. Kindred	Director	February 21, 2024
Jonathan B. Kindred

/s/ Paul J. Kosasa	Director	February 21, 2024
Paul J. Kosasa

/s/ Duane K. Kurisu	Director	February 21, 2024
Duane K. Kurisu

/s/ Christopher T. Lutes	Director	February 21, 2024
Christopher T. Lutes

/s/ Robert K.W.H. Nobriga	Director	February 21, 2024
Robert K.W.H. Nobriga

/s/ Saedene K. Ota	Director	February 21, 2024
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 21, 2024
Crystal K. Rose