Form 10-Q
period 2024-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2024-04-24
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 12, 2024 was 27,042,326 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and due from financial institutions	$98,410	$116,181
Interest-bearing deposits in other financial institutions	214,472	406,256
Investment securities:
Available-for-sale debt securities, at fair value	660,833	647,210
Held-to-maturity debt securities, at amortized cost; fair value of: $541,685 at March 31, 2024 and $565,178 at December 31, 2023	624,948	632,338
Total investment securities	1,285,781	1,279,548
Loans held for sale	755	1,778
Loans	5,401,417	5,438,982
Less: allowance for credit losses	(63,532)	(63,934)
Loans, net of allowance for credit losses	5,337,885	5,375,048
Premises and equipment, net	97,688	96,184
Accrued interest receivable	21,957	21,511
Investment in unconsolidated entities	40,780	41,546
Mortgage servicing rights, net	8,599	8,696
Bank-owned life insurance	172,228	170,706
Federal Home Loan Bank of Des Moines ("FHLB") stock	6,921	6,793
Right-of-use lease assets	32,079	29,720
Other assets	92,444	88,829
Total assets	$7,409,999	$7,642,796
Liabilities
Deposits:
Noninterest-bearing demand	$1,848,554	$1,913,379
Interest-bearing demand	1,290,321	1,329,189
Savings and money market	2,211,966	2,209,733
Time	1,268,013	1,395,291
Total deposits	6,618,854	6,847,592
Long-term debt, net of unamortized debt issuance costs of $384 at March 31, 2024 and $445 at December 31, 2023	156,163	156,102
Lease liabilities	33,169	30,634
Accrued interest payable	16,654	18,948
Other liabilities	77,956	85,705
Total liabilities	6,902,796	7,138,981
Contingent liabilities and other commitments (see Note 16)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,042,326 at March 31, 2024 and 27,045,033 at December 31, 2023	404,494	405,439
Additional paid-in capital	103,130	102,982
Retained earnings	123,902	117,990
Accumulated other comprehensive loss	(124,323)	(122,596)
Total equity	507,203	503,815
Total liabilities and equity	$7,409,999	$7,642,796

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Interest income:
Interest and fees on loans	$62,819	$58,269
Interest and dividends on investment securities:
Taxable investment securities	7,211	7,336
Tax-exempt investment securities	655	790
Interest on deposits in other financial institutions	3,611	277
Dividend income on FHLB stock	106	136
Total interest income	74,402	66,808
Interest expense:
Interest on deposits:
Demand	499	363
Savings and money market	8,443	3,386
Time	12,990	6,264
Interest on short-term borrowings	—	761
Interest on long-term debt	2,283	1,838
Total interest expense	24,215	12,612
Net interest income	50,187	54,196
Provision for credit losses	3,936	1,852
Net interest income after provision for credit losses	46,251	52,344
Other operating income:
Mortgage banking income	613	526
Service charges on deposit accounts	2,103	2,111
Other service charges and fees	5,261	4,985
Income from fiduciary activities	1,435	1,321
Income from bank-owned life insurance	1,522	1,291
Other	310	775
Total other operating income	11,244	11,009
Other operating expense:
Salaries and employee benefits	20,735	22,023
Net occupancy	4,600	4,474
Computer software	4,287	4,606
Legal and professional services	2,320	2,886
Equipment	1,010	946
Advertising	914	933
Communication	837	778
Other	5,873	5,461
Total other operating expense	40,576	42,107
Income before income taxes	16,919	21,246
Income tax expense	3,974	5,059
Net income	$12,945	$16,187
Per common share data:
Basic earnings per share	$0.48	$0.60
Diluted earnings per share	$0.48	$0.60
Basic weighted average shares outstanding	27,046,525	26,999,138
Diluted weighted average shares outstanding	27,099,101	27,122,012

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income	$12,945	$16,187
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	(5,180)	11,206
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,206	1,225
Net change in fair value of derivatives	2,247	(1,163)
Supplemental Executive Retirement Plans	—	(12)
Total other comprehensive income (loss), net of tax	(1,727)	11,256
Comprehensive income	$11,218	$27,443

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$452,871
Net income	—	—	—	—	16,187	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	470,926

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,945	$16,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,936	1,852
Depreciation and amortization of premises and equipment	1,746	1,628
Loss on disposal of premises and equipment	3	2
Cash flows from operating leases	(1,257)	(1,390)
Amortization of mortgage servicing rights	178	189
Net amortization and accretion of premium/discounts on investment securities	561	803
Share-based compensation	148	(158)
Net gain on sales of residential mortgage loans	(217)	(128)
Proceeds from sales of loans held for sale	10,759	5,999
Originations of loans held for sale	(9,736)	(4,766)
Equity in losses (earnings) of unconsolidated entities	80	(28)
Distributions from unconsolidated entities	—	31
Net increase in cash surrender value of bank-owned life insurance	(1,522)	(1,304)
Deferred income tax expense	2,652	8,388
Net tax expense (benefit) from share-based compensation	60	(7)
Net change in other assets and liabilities	(3,340)	(9,030)
Net cash provided by operating activities	16,996	18,268
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	11,606	14,170
Purchases of investment securities available-for-sale	(32,624)	(14,913)
Proceeds from maturities of and calls on held-to-maturity investment securities	8,827	7,759
Net repayments of loans	33,444	15,085
Purchases of loan portfolios	—	(19,507)
Proceeds from bank-owned life insurance death benefits	—	1,027
Net purchases of premises, equipment and land	(3,253)	(3,822)
Contributions to unconsolidated entities	(7,707)	(30)
Net purchases of FHLB stock	(128)	(2,814)
Net cash provided by (used in) investing activities	10,165	(3,045)
Cash flows from financing activities:
Net (decrease) increase in deposits	(228,738)	10,745
Net increase in FHLB advances and other short-term borrowings	—	20,000
Proceeds from long-term debt	—	50,000
Cash dividends paid on common stock	(7,033)	(7,025)
Repurchases of common stock and other related costs	(945)	(2,205)
Net cash (used in) provided by financing activities	(236,716)	71,515
Net (decrease) increase in cash and cash equivalents	(209,555)	86,738
Cash and cash equivalents at beginning of period	522,437	112,044
Cash and cash equivalents at end of period	$312,882	$198,782

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,509	$9,664
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	3,333	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	1,638	1,668

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

The Company uses Moody’s Analytics ("Moody's"), a firm widely recognized and used for its research, analysis, and economic forecasts, for its economic forecast assumptions. The Company generally uses Moody’s most recent Baseline forecast, which is updated at least monthly with a variety of upside and downside economic scenarios and includes both national and Hawaii-specific economic indicators. During times of economic and market volatility or instability, the Company may include a qualitative factor for forecast imprecision.

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

Residential mortgage loans

Residential mortgage loans primarily includes fixed-rate or adjustable-rate loans secured by single-family owner-occupied primary residences in Hawaii. Economic conditions such as unemployment levels, future changes in interest rates, Hawaii home prices and other market factors impact the level of credit risk inherent in the portfolio.

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

	Expected Credit Loss Methodology		Historical Look-Back Period	Economic Forecast Length	Reversion Method
Loan Segment	After June 30, 2023	June 30, 2023 and Prior
Commercial and industrial - SBA PPP	Zero Loss	PD/LGD	2008 to present	One year	One year (straight-line basis)
Commercial and industrial - All others	DCF	PD/LGD
Construction	DCF	PD/LGD
Commercial real estate - Multi-family	DCF	PD/LGD
Commercial real estate - All others	DCF	PD/LGD
Residential mortgage	DCF	Loss-Rate Migration
Home equity	DCF	Loss-Rate Migration
Consumer - Other revolving	DCF	Loss-Rate Migration
Consumer - Non-revolving	DCF	Loss-Rate Migration
Consumer - Purchased portfolios	WARM	WARM

During the third quarter of 2023, the Company updated its methodology to measure expected credit losses from the Probability of Default/Loss Given Default ("PD/LGD") or Loss-Rate Migration methods to the Discounted Cash Flow ("DCF") method for all segments except the SBA PPP and purchased consumer loan segments. The Company believes that the DCF methodology has better alignment with the Current Expected Credit Losses ("CECL") standard for forward looking forecasting, while also factoring in more detailed assumptions. At the time of the methodology update, the Company ran the ACL model under both the current and previous methodologies and noted that the changes to the ACL model and the differences in methodologies did not result in a material impact to the Company's financial statements and as a percentage of the ACL. The Company is utilizing an industry leading software platform to perform the DCF analysis using a historical look back period of 2008 to present.

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

Other

Under both the previous and current methodologies utilized to measure expected credit losses, if a loan ceases to share similar risk characteristics with other loans in its segment, it will be moved to a different pool sharing similar risk characteristics. Loans that do not share risk characteristics are evaluated on an individual basis based on the fair value of the collateral or other approaches such as the discounted cash flows methodology. Individually evaluated loans are not included in the collective evaluation.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis. The Company does not expect ASU 2023-09 to have a material impact on its consolidated financial statements.

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities at March 31, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$152,393	$8	$(29,378)	$123,023	$—
Corporate securities	35,611	—	(4,213)	31,398	—
U.S. Treasury and other government-sponsored entities and agencies	41,849	147	(2,090)	39,906	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	412,443	7	(62,813)	349,637	—
Residential - Non-government agencies	18,893	129	(1,081)	17,941	—
Commercial - U.S. government-sponsored entities and agencies	99,213	—	(15,334)	83,879	—
Commercial - Non-government agencies	15,206	—	(157)	15,049	—
Total available-for-sale investment securities	$775,608	$291	$(115,066)	$660,833	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,984	$—	$(7,324)	$34,660	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	582,964	—	(75,939)	507,025	—
Total held-to-maturity investment securities	$624,948	$—	$(83,263)	$541,685	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$156,432	$13	$(29,810)	$126,635	$—
Corporate securities	35,731	—	(4,317)	31,414	—
U.S. Treasury and other government-sponsored entities and agencies	28,105	33	(1,941)	26,197	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	441,898	95	(63,607)	378,386	—
Residential - Non-government agencies	19,322	366	(980)	18,708	—
Commercial - U.S. government-sponsored entities and agencies	58,318	—	(7,404)	50,914	—
Commercial - Non-government agencies	15,144	—	(188)	14,956	—
Total available-for-sale investment securities	$754,950	$507	$(108,247)	$647,210	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,959	$—	$(6,706)	$35,253	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	590,379	61	(60,515)	529,925	—
Total held-to-maturity investment securities	$632,338	$61	$(67,221)	$565,178	$—

In 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications. The Company did not transfer any investment securities that were classified as AFS to HTM during 2023 and in the three months ended March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded a total of $1.6 million and $1.7 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities and report accrued interest receivable on AFS debt securities together with accrued interest receivable on HTM securities and loans in the consolidated balance sheets. The Company also elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

Accrued interest receivable on AFS debt securities totaled $2.9 million and $3.2 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on HTM debt securities totaled $1.2 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively.

The amortized cost, estimated fair value and weighted average yield of our AFS and HTM debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-sale:
Debt securities:
Due in one year or less	$1,715	$1,707	2.86%
Due after one year through five years	44,426	40,450	2.61
Due after five years through ten years	57,777	54,822	3.78
Due after ten years	125,935	97,348	2.49
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	412,443	349,637	2.12
Residential - Non-government agencies	18,893	17,941	4.58
Commercial - U.S. government-sponsored entities and agencies	99,213	83,879	2.77
Commercial - Non-government agencies	15,206	15,049	4.98
Total available-for-sale securities	$775,608	$660,833	2.56%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due after ten years	$41,984	$34,660	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	582,964	507,025	1.92
Total held-to-maturity securities	$624,948	$541,685	1.95%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

The Company did not sell any investment securities during the three months ended March 31, 2024 and 2023.

Investment securities with carrying values totaling $966.2 million and $990.4 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity at March 31, 2024 and December 31, 2023.

The following tables summarize AFS and HTM investment securities, which were in a loss position as of the dates presented, aggregated by major security type and length of time in a continuous loss position. There were a total of 220 and 208 AFS investment securities which were in an unrealized loss position, without an ACL, at March 31, 2024 and December 31, 2023, respectively. There were a total of 83 and 82 HTM investment securities which were in an unrecognized loss position, without an ACL, at March 31, 2024 and December 31, 2023, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$5,888	$(46)	$111,345	$(29,332)	$117,233	$(29,378)
Corporate securities	—	—	31,398	(4,213)	31,398	(4,213)
U.S. Treasury and other government-sponsored entities and agencies	6,813	(57)	16,134	(2,033)	22,947	(2,090)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	9,802	(56)	334,758	(62,757)	344,560	(62,813)
Residential - Non-government agencies	5,709	(82)	8,020	(999)	13,729	(1,081)
Commercial - U.S. government-sponsored entities and agencies	20,122	(274)	63,757	(15,060)	83,879	(15,334)
Commercial - Non-government agencies	—	—	15,049	(157)	15,049	(157)
Total	$48,334	$(515)	$580,461	$(114,551)	$628,795	$(115,066)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,660	$(7,324)	$34,660	$(7,324)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	16,324	(112)	490,701	(75,827)	507,025	(75,939)
Total	$16,324	$(112)	$525,361	$(83,151)	$541,685	$(83,263)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$534	$(1)	$114,601	$(29,809)	$115,135	$(29,810)
Corporate securities	—	—	31,414	(4,317)	31,414	(4,317)
U.S. Treasury and other government-sponsored entities and agencies	2,893	(87)	16,286	(1,854)	19,179	(1,941)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	367,887	(63,607)	367,887	(63,607)
Residential - Non-government agencies	—	—	8,169	(980)	8,169	(980)
Commercial - U.S. government-sponsored entities and agencies	6,467	(1)	44,447	(7,403)	50,914	(7,404)
Commercial - Non-government agencies	9,663	(130)	5,293	(58)	14,956	(188)
Total	$19,557	$(219)	$588,097	$(108,028)	$607,654	$(108,247)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$35,253	$(6,706)	$35,253	$(6,706)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	8,853	(33)	512,378	(60,482)	521,231	(60,515)
Total	$8,853	$(33)	$547,631	$(67,188)	$556,484	$(67,221)

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

The Company has evaluated its AFS and HTM investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. The Company does not intend to sell the AFS and HTM securities that were in an unrecognized or unrealized loss position as of March 31, 2024 and December 31, 2023, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity. Therefore, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$576,088	$576,038
Real estate:
Construction	168,989	185,994
Residential mortgage	1,924,403	1,927,206
Home equity	727,218	734,500
Commercial mortgage	1,424,305	1,384,579
Consumer	580,741	630,898
Gross loans	5,401,744	5,439,215
Net deferred fees and costs	(327)	(233)
Total loans, net of deferred fees and costs	$5,401,417	$5,438,982

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.6 million and $17.1 million at March 31, 2024 and December 31, 2023, respectively, and was reported together with accrued interest receivable on HTM and AFS debt securities on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

The Company did not transfer any loans to the held for sale category during the three months ended March 31, 2024 and 2023 and did not sell any other loans originally held for investment during the three months ended March 31, 2024 and 2023.

There were no loans categorized as purchased credit deteriorated ("PCD") as of March 31, 2024 and December 31, 2023.

The following tables present loans purchased by class for the periods presented. No loan portfolios were purchased during the three months ended March 31, 2024.

	Three Months Ended March 31, 2023
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$3,780	$15,159	$18,939
Premium	—	568	568
Purchase price	$3,780	$15,727	$19,507

Foreclosure Proceedings

The Company did not own any foreclosed properties as of March 31, 2024 and December 31, 2023. The Company had $1.6 million and $2.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at March 31, 2024 and December 31, 2023, respectively. The Company had $0.1 million in commercial real estate loans in the process of foreclosure at March 31, 2024 and December 31, 2023.

The Company did not sell any foreclosed properties during the three months ended March 31, 2024 and 2023.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
March 31, 2024
Commercial and industrial	$1,368	$370	$—	$357	$2,095	$574,001	$576,096	$—
Real estate:
Construction	—	—	588	—	588	167,981	168,569	—
Residential mortgage	2,775	1,274	386	7,979	12,414	1,912,475	1,924,889	6,948
Home equity	707	—	560	929	2,196	727,014	729,210	929
Commercial mortgage	—	—	—	77	77	1,422,185	1,422,262	77
Consumer	4,241	1,691	924	790	7,646	572,745	580,391	—
Total	$9,091	$3,335	$2,458	$10,132	$25,016	$5,376,401	$5,401,417	$7,954

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2023
Commercial and industrial	$513	$169	$—	$432	$1,114	$574,593	$575,707	$—
Real estate:
Construction	—	—	—	—	—	185,519	185,519	—
Residential mortgage	3,082	2,140	—	4,962	10,184	1,917,605	1,927,789	4,855
Home equity	804	400	229	834	2,267	734,257	736,524	834
Commercial mortgage	—	—	—	77	77	1,382,825	1,382,902	77
Consumer	5,677	2,329	1,083	703	9,792	620,749	630,541	—
Total	$10,076	$5,038	$1,312	$7,008	$23,434	$5,415,548	$5,438,982	$5,766

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

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
March 31, 2024
Real estate:
Residential mortgage	$9,438	$—	$9,438	$291
Home equity	929	—	929	—
Commercial mortgage	—	77	77	—
Total	$10,367	$77	$10,444	$291

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
December 31, 2023
Real estate:
Residential mortgage	$6,450	$—	$6,450	$47
Home equity	834	—	834	—
Commercial mortgage	—	77	77	—
Total	$7,284	$77	$7,361	$47

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three months ended March 31, 2024, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

There were $0.9 million of TDRs included in nonperforming assets at March 31, 2024, which remained unchanged from December 31, 2023. There were $2.1 million of TDRs that were still accruing interest at March 31, 2024, which remained unchanged from December 31, 2023. None of the TDRs still accruing interest at March 31, 2024 and December 31, 2023 were more than 90 days delinquent.

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

The following tables present the amortized cost basis, net of deferred (fees) costs, of the Company's loans by class, credit quality indicator and origination year as of the dates presented. Revolving loans converted to term as of and during the periods presented were not material to the total loan portfolio. In addition, the following tables present gross charge-offs of loans by origination year during the periods presented.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
March 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$37,614	$78,658	$83,837	$74,088	$30,721	$172,917	$91,170	$569,005
Special Mention	—	222	—	2,723	—	806	—	3,751
Substandard	—	70	1,058	688	604	920	—	3,340
Subtotal	37,614	78,950	84,895	77,499	31,325	174,643	91,170	576,096
Construction:
Risk Rating
Pass	—	10,345	49,193	60,077	13,794	31,918	2,654	167,981
Substandard	—	—	588	—	—	—	—	588
Subtotal	—	10,345	49,781	60,077	13,794	31,918	2,654	168,569
Residential mortgage:
Risk Rating
Pass	7,707	100,136	267,558	610,289	410,346	519,315	—	1,915,351
Special Mention	—	—	—	—	—	257	—	257
Substandard	—	—	1,773	658	1,881	4,969	—	9,281
Subtotal	7,707	100,136	269,331	610,947	412,227	524,541	—	1,924,889
Home equity:
Risk Rating
Pass	336	12,084	32,543	18,765	8,074	24,762	631,158	727,722
Substandard	—	—	—	—	—	928	560	1,488
Subtotal	336	12,084	32,543	18,765	8,074	25,690	631,718	729,210
Commercial mortgage:
Risk Rating
Pass	47,725	96,160	258,505	201,934	113,839	687,403	6,661	1,412,227
Special Mention	—	625	—	—	—	1,391	—	2,016
Substandard	—	—	—	2,567	—	5,452	—	8,019
Subtotal	47,725	96,785	258,505	204,501	113,839	694,246	6,661	1,422,262
Consumer:
Risk Rating
Pass	6,987	84,938	235,559	129,145	32,035	31,016	58,997	578,677
Substandard	—	38	301	237	37	1,070	5	1,688
Loss	—	—	—	—	—	26	—	26
Subtotal	6,987	84,976	235,860	129,382	32,072	32,112	59,002	580,391
Total	$100,369	$383,276	$930,915	$1,101,171	$611,331	$1,483,150	$791,205	$5,401,417

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$—	$9	$171	$78	$13	$411	$682
Consumer	—	182	2,743	1,216	165	532	4,838
Gross charge-offs	$—	$191	$2,914	$1,294	$178	$943	$5,520

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$83,333	$82,649	$77,551	$32,831	$42,162	$152,940	$90,177	$561,643
Special Mention	—	—	2,916	—	—	944	93	3,953
Substandard	37	1,189	576	662	571	7,026	50	10,111
Subtotal	83,370	83,838	81,043	33,493	42,733	160,910	90,320	575,707
Construction:
Risk Rating
Pass	8,434	52,596	69,203	18,878	2,136	31,090	2,778	185,115
Special Mention	—	—	404	—	—	—	—	404
Subtotal	8,434	52,596	69,607	18,878	2,136	31,090	2,778	185,519
Residential mortgage:
Risk Rating
Pass	101,473	266,314	609,648	414,430	144,312	385,452	—	1,921,629
Special Mention	—	—	—	—	—	268	—	268
Substandard	—	1,057	299	931	818	2,787	—	5,892
Subtotal	101,473	267,371	609,947	415,361	145,130	388,507	—	1,927,789
Home equity:
Risk Rating
Pass	12,229	32,208	19,589	8,766	6,372	17,379	638,917	735,460
Substandard	—	—	—	—	66	998	—	1,064
Subtotal	12,229	32,208	19,589	8,766	6,438	18,377	638,917	736,524
Commercial mortgage:
Risk Rating
Pass	96,479	256,660	202,933	115,055	112,578	566,325	6,311	1,356,341
Special Mention	—	—	—	—	10,513	9,638	—	20,151
Substandard	—	—	2,587	—	1,654	2,169	—	6,410
Subtotal	96,479	256,660	205,520	115,055	124,745	578,132	6,311	1,382,902
Consumer:
Risk Rating
Pass	88,593	261,752	144,341	36,431	27,970	10,538	59,130	628,755
Substandard	58	231	205	87	83	1,084	10	1,758
Loss	—	—	—	—	—	28	—	28
Subtotal	88,651	261,983	144,546	36,518	28,053	11,650	59,140	630,541
Total	$390,636	$954,656	$1,130,252	$628,071	$349,235	$1,188,666	$797,466	$5,438,982

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$—	$144	$32	$—	$191	$412	$779
Consumer	—	904	1,186	200	180	216	2,686
Gross charge-offs	$—	$1,048	$1,218	$200	$371	$628	$3,465

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL for loans during the periods presented:

(dollars in thousands)		Real Estate
Three Months Ended March 31, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	419	(385)	1,392	226	(539)	3,008	4,121
Subtotal	7,600	3,619	16,018	3,727	17,004	20,087	68,055
Charge-offs	(682)	—	—	—	—	(4,838)	(5,520)
Recoveries	90	—	8	6	—	893	997
Net (charge-offs) recoveries	(592)	—	8	6	—	(3,945)	(4,523)
Ending balance	$7,008	$3,619	$16,026	$3,733	$17,004	$16,142	$63,532

(dollars in thousands)		Real Estate
Three Months Ended March 31, 2023	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	836	220	(44)	(77)	(430)	1,110	1,615
Subtotal	7,660	3,087	11,760	4,037	17,472	21,337	65,353
Charge-offs	(779)	—	—	—	—	(2,686)	(3,465)
Recoveries	250	—	53	—	—	908	1,211
Net (charge-offs) recoveries	(529)	—	53	—	—	(1,778)	(2,254)
Ending balance	$7,131	$3,087	$11,813	$4,037	$17,472	$19,559	$63,099

In the three months ended March 31, 2024, we recorded a provision for credit losses of $3.9 million, which consisted of a provision for credit losses on loans of $4.1 million and a credit to the provision for credit losses on off-balance sheet credit exposures of $0.2 million.

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

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities, during the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Beginning balance	$3,706	$3,243
(Credit) provision for off-balance sheet credit exposures	(185)	237
Ending balance	$3,521	$3,480

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Investments in low-income housing tax credit partnerships, net of amortization	$37,151	$37,838
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	32	111
Other	2,050	2,050
Total	$40,780	$41,546

The Company invests in low-income housing tax credit ("LIHTC") and other partnerships. The Company had commitments to fund LIHTC partnerships totaling $47.8 million as of March 31, 2024 and December 31, 2023. Unfunded commitments related to LIHTC partnerships totaled $14.3 million and $22.0 million at March 31, 2024 and December 31, 2023, respectively, and are included in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of March 31, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2024 (remainder)	$9,696	$903	$10,599
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
2029	27	—	27
Thereafter	286	—	286
Total unfunded commitments	$14,329	$903	$15,232

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Proportional amortization method:
Amortization expense recognized in income tax expense	$686	$714
Tax credits recognized in income tax expense	800	892

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The Company had $0.9 million and $1.0 million in unfunded commitments related to the investment as of March 31, 2024 and December 31, 2023, respectively, which was recorded in other liabilities.

During the first quarter of 2022, the Company invested $2.0 million in Swell Financial, Inc. ("Swell"). The Company did not have the ability to exercise significant influence over Swell and the investment did not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate.

During the third quarter of 2023, the Company entered into a transaction with Swell whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash and certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value).

Due to the aforementioned events, the Company performed an impairment analysis and concluded the intellectual property rights and the platform usage fee agreement received in exchange for the Company's investment in Swell were not impaired as of March 31, 2024 and December 31, 2023. The intangible assets, net of accumulated amortization, totaling $1.4 million and $1.5 million are included in other assets on the Company's consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

6. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at December 31, 2023	$8,696
Additions	81
Amortization	(178)
Balance at March 31, 2024	$8,599

Balance at December 31, 2022	$9,074
Additions	58
Amortization	(189)
Balance at March 31, 2023	$8,943

Income generated as the result of new MSR is reported as gains on sales of loans and totaled $0.1 million for the three months ended March 31, 2024 and March 31, 2023.

Amortization of MSR totaled $0.2 million for the three months ended March 31, 2024 and March 31, 2023.

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Fair market value, beginning of year	$12,185	$12,061
Fair market value, end of period	12,134	12,185
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	11.3	11.2

The following table presents carrying values and accumulated amortization related to MSR as of the dates presented:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$69,821	$(61,222)	$8,599	$69,740	$(61,044)	$8,696

The following table presents the estimated amortization expense for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter, based on MSR held as of March 31, 2024:

(dollars in thousands)
Year Ending December 31,
2024 (remainder)	$617
2025	829
2026	748
2027	674
2028	603
2029	531
Thereafter	4,597
Total	$8,599

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

Interest Rate Lock and Forward Sale Commitments

The Company enters into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, the Company also enters into forward loan sale commitments on the loans that are intended to be sold. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets and other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce the Company's exposure to movements in interest rates.

The Company was party to interest rate lock commitments on $0.8 million and $1.8 million of mortgage loans at March 31, 2024 and December 31, 2023, respectively. The Company was not a party to any forward sale commitments on mortgage loans at March 31, 2024 and December 31, 2023.

Risk Participation Agreements

The Company enters into credit risk participation agreements ("RPA") with financial institution counterparties for interest rate swaps related to loans in which it participates. The RPAs entered into by us and a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions. The RPAs are accounted for as undesignated derivatives and are recorded at fair value, with changes in fair value recorded in current period earnings.

The Company was party to RPAs with total notional amounts of $35.8 million and $36.0 million at March 31, 2024 and December 31, 2023, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements at March 31, 2024 and December 31, 2023.

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

The Company was party to swap agreements with its borrowers with total notional amounts of $50.9 million and $51.1 million at March 31, 2024 and December 31, 2023, respectively, offset by swap agreements with third party financial institutions with the same total notional amounts. The Company received $13.8 million and $9.6 million in counter-party cash collateral related to the back-to-back swap agreements at March 31, 2024 and December 31, 2023, respectively.

Interest Rate Swaps

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount of $115.5 million and was designated as a fair value hedge of certain municipal debt securities. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029.

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

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate lock and forward sale commitments	Other assets / other liabilities	$3	$—	$2	$34
Back-to-back swap agreements	Other assets / other liabilities	4,220	3,547	4,220	3,547

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate swap	Other assets / other liabilities	$9,375	$6,440	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$35
Back-to-back swap agreements	Other service charges and fees	80

Three Months Ended March 31, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	(8)
Loans held for sale	Other income	3

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2024
Interest rate swap	Interest income	$(108)

Three Months Ended March 31, 2023
Interest rate swap	Interest income	57

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(dollars in thousands)	March 31, 2024	March 31, 2024
Investment securities, available-for-sale	$90,419	$(485)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.93 billion line of credit as of March 31, 2024, which remained unchanged from December 31, 2023. At March 31, 2024, $1.80 billion was undrawn under this arrangement, compared to $1.81 billion at December 31, 2023. There were no short-term borrowings under this arrangement at March 31, 2024 and December 31, 2023. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% at March 31, 2024 and December 31, 2023.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. Standby letters of credit under this arrangement that are used to collateralize certain government deposits totaled $75.0 million as of March 31, 2024, compared to $72.0 million as of December 31, 2023.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the FHLB advances and standby letters of credit available at March 31, 2024 and December 31, 2023 were secured by certain real estate loans with a carrying value of approximately $3.16 billion.

The Bank had additional unused borrowings available at the Federal Reserve Discount Window of $241.0 million and $285.8 million at March 31, 2024 and December 31, 2023, respectively. Certain commercial and commercial real estate loans with a par value totaling $133.4 million and $135.1 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a par value of $194.0 million and $196.7 million as of March 31, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank had an unused and unsecured credit line available at Pacific Coast Bankers' Bank ("PCBB") of $50.0 million at March 31, 2024 and December 31, 2023.

The Bank had an additional unused unsecured credit line available at Wells Fargo of $25.0 million at March 31, 2024 and December 31, 2023.

Subordinated Debentures

The following table present's the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	March 31, 2024	December 31, 2023	Interest Rate
Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

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

The Company is not considered the primary beneficiary of Trusts IV and V. Therefore, the trusts are not considered a variable interest entity and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as a liability on the Company's consolidated balance sheets. The Company's investments in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

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

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	March 31, 2024	December 31, 2023	Interest Rate
October 2020 Private Placement	$55,000	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.6 million, net of unamortized debt issuance costs of $0.4 million, at March 31, 2024.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$72	$541	$613	$151	$375	$526
Service charges on deposit accounts	2,103	—	2,103	2,111	—	2,111
Other service charges and fees	4,670	591	5,261	4,379	606	4,985
Income from fiduciary activities	1,435	—	1,435	1,321	—	1,321
Income from bank-owned life insurance	—	1,522	1,522	—	1,291	1,291
Other	—	310	310	—	775	775
Total other operating income	$8,280	$2,964	$11,244	$7,962	$3,047	$11,009

10. SHARE-BASED COMPENSATION

Restricted and Performance Stock Units

Under the Company's 2023 Stock Compensation Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to certain non-officer directors and senior management personnel. The awards typically vest over a two-, three- or five-year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The following table presents the activities of RSUs and PSUs for the three months ended March 31, 2024:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	224,579	$24.76
Changes during the period:
Granted	137,911	19.41
Forfeited	(1,648)	20.59
Vested	(70,816)	23.95	$1,369
Non-vested RSUs and PSUs, end of period	290,026	22.44

11. SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

In 1995, 2001, 2004 and 2006, the Bank established Supplemental Executive Retirement Plans ("SERP"), which provide certain (current and former) officers of the Company with supplemental retirement benefits. On December 31, 2002, the 1995 and 2001 SERP were curtailed. In conjunction with the September 2004 merger with CB Bancshares, Inc. ("CBBI"), the Company assumed CBBI's SERP obligation.

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.2 million at March 31, 2024, which remained relatively unchanged from $9.3 million at December 31, 2023.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Interest cost	$108	$112
Amortization of net actuarial (gain) loss	—	(19)
Amortization of net transition obligation	—	2
Net periodic benefit cost	$108	$95

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Lease cost:
Operating lease cost	$1,303	$1,325
Variable lease cost	935	888
Less: Sublease income	—	(17)
Total lease cost	$2,238	$2,196

Other information:
Operating cash flows from operating leases	$(1,257)	$(1,390)
Weighted-average remaining lease term - operating leases	11.15 years	11.22 years
Weighted-average discount rate - operating leases	4.08%	3.96%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of March 31, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2024 (remainder)	$3,568	$940	$2,628
2025	4,195	1,141	3,054
2026	4,135	1,022	3,113
2027	4,128	899	3,229
2028	3,579	784	2,795
2029	3,113	679	2,434
Thereafter	18,712	2,796	15,916
Total	$41,430	$8,261	$33,169

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Total rental income recognized	$509	$562

The following table presents estimated lease payments, based on the Company's leases as lessor as of March 31, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2024 (remainder)	$956
2025	1,157
2026	1,015
2027	960
2028	608
2029	553
Thereafter	1,293
Total	$6,542

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(7,035)	$(1,855)	$(5,180)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,638	432	1,206
Net change in fair value of investment securities	(5,397)	(1,423)	(3,974)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	3,053	806	2,247
Net change in fair value of derivatives	3,053	806	2,247

Other comprehensive loss	$(2,344)	$(617)	$(1,727)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2023
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$15,258	$4,052	$11,206
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,668	443	1,225
Net change in fair value of investment securities	16,926	4,495	12,431

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(1,599)	(436)	(1,163)
Net change in fair value of derivatives	(1,599)	(436)	(1,163)

SERP:
Amortization of net actuarial gain	(19)	(5)	(14)
Amortization of net transition obligation	2	—	2
SERP	(17)	(5)	(12)

Other comprehensive income	$15,310	$4,054	$11,256

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive income (loss) before reclassifications	(5,180)	2,247	—	(2,933)
Reclassification adjustments from AOCI	1,206	—	—	1,206
Total other comprehensive income (loss)	(3,974)	2,247	—	(1,727)

Balance at end of period	$(131,896)	$7,276	$297	$(124,323)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	11,206	(1,163)	—	10,043
Reclassification adjustments from AOCI	1,225	—	(12)	1,213
Total other comprehensive income (loss)	12,431	(1,163)	(12)	11,256

Balance at end of period	$(136,678)	$3,482	$468	$(132,728)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended March 31,
Details about AOCI Components	2024	2023
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$(1,638)	$(1,668)	Interest and dividends on investment securities
Tax effect	432	443	Income tax benefit
Net of tax	(1,206)	(1,225)

SERP:
Amortization of net actuarial gain	—	19	Other operating expense - other
Amortization of net transition obligation	—	(2)	Other operating expense - other
Total before tax	—	17
Tax effect	—	(5)	Income tax expense
Net of tax	—	12

Total reclassification adjustments from AOCI for the period, net of tax	$(1,206)	$(1,213)

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Net income	$12,945	$16,187

Weighted average common shares outstanding - basic	27,046,525	26,999,138
Dilutive effect of employee stock options and awards	52,576	122,874
Weighted average common shares outstanding - diluted	27,099,101	27,122,012

Basic earnings per share	$0.48	$0.60
Diluted earnings per share	$0.48	$0.60

Anti-dilutive employee stock options and awards	1,443	8,348

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The weighted average discount rate used in the valuation of loans was 7.01% and 6.86% as of March 31, 2024 and December 31, 2023, respectively. In accordance with ASU 2016-01, the fair values of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 5.46% and 5.48% as of March 31, 2024 and December 31, 2023, respectively.

Long-Term Debt

The fair values of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 7.17% and 6.83% as of March 31, 2024 and December 31, 2023, respectively.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Financial assets:
Cash and due from financial institutions	$98,410	$98,410	$98,410	$—	$—
Interest-bearing deposits in other financial institutions	214,472	214,472	214,472	—	—
Investment securities	1,285,781	1,202,518	15,238	1,180,253	7,027
Loans held for sale	755	755	—	755	—
Loans	5,401,417	5,023,822	—	—	5,023,822
Accrued interest receivable	21,957	21,957	402	3,964	17,591

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,848,554	1,848,554	1,848,554	—	—
Interest-bearing demand and savings and money market	3,502,287	3,502,287	3,502,287	—	—
Time	1,268,013	1,257,777	—	—	1,257,777
Long-term debt	156,163	147,900	—	—	147,900
Accrued interest payable	16,654	16,654	74	—	16,580

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,269,856	$—	$1,246	$—	$1,246	$—
Standby letters of credit and financial guarantees written	3,503	—	53	—	53	—

Derivatives:
Interest rate lock commitments	759	1	1	—	1	—
Risk participation agreements	35,815	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,854	4,220	4,220	—	—	4,220
Liabilities	(50,854)	(4,220)	(4,220)	—	—	(4,220)
Interest rate swap agreements	115,545	9,375	9,375	—	—	9,375

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and due from financial institutions	$116,181	$116,181	$116,181	$—	$—
Interest-bearing deposits in other financial institutions	406,256	406,256	406,256	—	—
Investment securities	1,279,548	1,212,388	—	1,205,238	7,150
Loans held for sale	1,778	1,778	—	1,778	—
Loans	5,438,982	5,089,292	—	—	5,089,292
Accrued interest receivable	21,511	21,511	342	4,043	17,126

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,913,379	1,913,379	1,913,379	—	—
Interest-bearing demand and savings and money market	3,538,922	3,538,922	3,538,922	—	—
Time	1,395,291	1,385,473	—	—	1,385,473
Long-term debt	156,102	153,073	—	—	153,073
Accrued interest payable	18,948	18,948	85	—	18,863

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,275,331	$—	$1,210	$—	$1,210	$—
Standby letters of credit and financial guarantees written	3,301	—	50	—	50	—

Derivatives:
Interest rate lock commitments	1,807	(34)	(34)	—	(34)	—
Risk participation agreements	36,022	—	—	—	—	—
Back-to-back swap agreements:
Assets	51,059	3,547	3,547	—	—	3,547
Liabilities	(51,059)	(3,547)	(3,547)	—	—	(3,547)
Interest rate swap agreements	115,545	6,440	6,440	—	—	6,440

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

We use fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. Periodically, we may be required to record other financial assets at fair value on a nonrecurring basis such as loans held for sale, individually evaluated loans, mortgage servicing rights, and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Available-for-sale securities:
Debt securities:
States and political subdivisions	$123,023	$—	$116,700	$6,323
Corporate securities	31,398	—	31,398	—
U.S. Treasury and other government-sponsored entities and agencies	39,906	15,238	24,668	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	349,637	—	349,637	—
Residential - Non-government agencies	17,941	—	17,237	704
Commercial - U.S. government-sponsored entities and agencies	83,879	—	83,879	—
Commercial - Non-government agencies	15,049	—	15,049	—
Total available-for-sale investment securities	660,833	15,238	638,568	7,027

Derivatives:
Interest rate lock commitments	1	—	1	—
Interest rate swap agreements	9,375	—	—	9,375
Total derivatives	9,376	—	1	9,375
Total	$670,209	$15,238	$638,569	$16,402

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$126,635	$—	$120,199	$6,436
Corporate securities	31,414	—	31,414	—
U.S. Treasury and other government-sponsored entities and agencies	26,197	—	26,197	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	378,386	—	378,386	—
Residential - Non-government agencies	18,708	—	17,994	714
Commercial - U.S. government-sponsored entities and agencies	50,914	—	50,914	—
Commercial - Non-government agencies	14,956	—	14,956	—
Total available-for-sale investment securities	647,210	—	640,060	7,150

Derivatives:
Interest rate lock commitments	—	—	—	—
Interest rate swap agreements	6,440	—	—	6,440
Total derivatives	6,440	—	—	6,440
Total	$653,650	$—	$640,060	$13,590

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(58)	(6)	—	(64)
Unrealized net gain (loss) included in other comprehensive income	(55)	(4)	2,935	2,876
Balance at March 31, 2024	$6,323	$704	$9,375	$16,402

Balance at December 31, 2022	$6,584	$684	$5,986	$13,254
Principal payments received	(56)	(6)	—	(62)
Unrealized net gain (loss) included in other comprehensive income	66	33	(1,542)	(1,443)
Balance at March 31, 2023	$6,594	$711	$4,444	$11,749

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $16.4 million and $13.6 million as of March 31, 2024 and December 31, 2023, respectively.

Within the states and political subdivisions available-for-sale debt securities category, the Company held two mortgage revenue bonds issued by the City & County of Honolulu, which had an aggregate fair value of $6.3 million at March 31, 2024, compared to $6.4 million at December 31, 2023.

Within the residential non-government agency MBS category, the Company held two mortgage-backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million at March 31, 2024 and also remained relatively unchanged from $0.7 million at December 31, 2023.

The significant unobservable input used in the fair value measurement of the Company's two mortgage revenue bonds issued by the City & County of Honolulu and the two mortgage-backed bonds issued by Habitat for Humanity is the weighted-average discount rate. The weighted average discount rate utilized was 6.43% and 6.12% as of March 31, 2024 and December 31, 2023, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company's forward starting interest rate swap is the weighted-average discount rate. The weighted average discount rate utilized was 3.91% and 3.34% as of March 31, 2024 and December 31, 2023, respectively.

There were no financial assets or liabilities measured on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, capital position, credit losses, and net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our business initiatives; and (iv) any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believe," "plan," "anticipate," "seek," "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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
•the adverse effects of the COVID-19 pandemic virus (and its variants) and other pandemic viruses on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees, as well as the effects of government programs and initiatives in response thereto;
•supply chain disruptions;
•the increase in inventory or adverse conditions in the real estate market and deterioration in the construction industry;
•adverse changes in the financial performance and/or condition of our borrowers and, as a result, increased loan delinquency rates, deterioration in asset quality, and losses in our loan portfolio;
•the impact of local, national, and international economies and events (including natural disasters such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, and earthquakes) on the Company's business and operations and on tourism, the military, and other major industries operating within the Hawaii market and any other markets in which the Company does business;
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
•securities market and monetary fluctuations, including the impact resulting from the elimination of the London Interbank Offered Rate Index;
•negative trends in our market capitalization and adverse changes in the price of the Company's common stock;
•the effects of any acquisitions or dispositions we may make;
•political instability;
•acts of war or terrorism;
•changes in consumer spending, borrowings and savings habits;
•technological changes and developments;
•cybersecurity and data privacy breaches and the consequence therefrom;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•our ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures;
•changes in the competitive environment among financial holding companies and other financial service providers;
•our ability to successfully implement our initiatives to lower our efficiency ratio;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation and benefit plans;
•our ability to successfully implement and achieve the objectives of our Banking-as-a-Service ("BaaS") initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk; and
•our success at managing the risks involved in the foregoing items.

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

Central Pacific Bank is a full-service community bank with 27 branches and 55 ATMs located throughout the State of Hawaii as of March 31, 2024.

The Bank offers traditional deposit and lending products and services to consumer and business customers such as accepting demand, money market, savings and time deposits, originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans and fiduciary and investment management services.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 21, 2024, including the “Risk Factors” set forth therein.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At March 31, 2024 and December 31, 2023, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2023 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended March 31, 2024 was $12.9 million, or $0.48 per diluted share, compared to net income of $16.2 million, or $0.60 per diluted share for the three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company recorded a provision for credit losses of $3.9 million, compared to a provision of $1.9 million during the three months ended March 31, 2023. The increase was primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure which excludes the provision for credit losses and income tax expense, for the three months ended March 31, 2024 was $20.9 million, compared to $23.1 million for the three months ended March 31, 2023. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2024	2023
Return on average assets	0.70%	0.87%
Return on average shareholders’ equity	10.33	13.97
Basic earnings per share	$0.48	$0.60
Diluted earnings per share	0.48	0.60

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

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income	$12,945	$16,187
Add: Income tax expense	3,974	5,059
Pre-tax income	16,919	21,246
Add: Provision (credit) for credit losses	3,936	1,852
PPNR	$20,855	$23,098

The lower PPNR in first quarter of 2024 was primarily due to lower net interest income of $4.0 million compared to the year-ago period. The lower net interest income was primarily due to higher average balances and rates paid on interest-bearing deposits.

Efficiency Ratio

The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of the Company's business results and operating efficiency, which is calculated by dividing total other operating expense by total revenue (net interest income and total other operating income).

The following table presents a calculation of our efficiency ratio for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Total other operating expense	$40,576	$42,107

Net interest income	$50,187	$54,196
Total other operating income	11,244	11,009
Total revenue	$61,431	$65,205

Efficiency ratio	66.05%	64.58%

Our efficiency ratio increased slightly to 66.05% in the first quarter of 2024, compared to 64.58% in the year-ago quarter.

The higher efficiency ratio in the first quarter of 2024 was primarily due to lower net interest income, partially offset by lower other operating expense combined with higher other operating income, compared to the year-ago period.

Material Trends

The majority of our operations are concentrated in the State of Hawaii. As a result, our performance is significantly influenced by the strength of the real estate markets, economic environment and environmental conditions in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income, while an unfavorable business environment is characterized by the reverse.

On August 8, 2023, a series of wildfires broke out on the Island of Maui, in Kula, Upcountry Maui, Kihei, and most devastatingly in the town of Lahaina. The wildfires took the lives of at least 100 people and destroyed over 2,200 structures, of which approximately 86% were residential homes. The disaster area had more than 800 business establishments with about 7,000 employees. The Company did not sustain any damages to its facilities on Maui.

Visitors to Maui decreased by approximately 57% in September 2023 compared to September 2022 but has started to recover as West Maui officially reopened to visitors in early October 2023 and government officials are encouraging travelers to return to Maui, while avoiding the affected area, to support its economic recovery. In February 2024, average daily visitors to Maui were down by approximately 22% compared to February 2023. The unemployment rate for the Island of Maui was 8.4% in September 2023 and has since improved to 5.8% in February 2024.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. As of March 31, 2024, nearly all of the loan deferrals the Company provided to customers who were impacted by the wildfires have returned to current payment status with just two loans with a total principal balance of $1.3 million remaining on deferral.

Despite the Maui wildfires, Hawaii’s economy continued its recovery from the COVID-19 pandemic. According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 1.5 million visitors arrived to the Hawaiian Islands during the two months ended February 29, 2024, mainly from the U.S. Mainland. For better comparability due to the leap day, statewide average daily visitors were down approximately 5% during the first two months of 2024 compared to the same prior year period and down approximately 6% from the pre-pandemic and record year in 2019. Japanese visitor arrivals continue to increase modestly, as average daily visitors were up approximately 77% during the two months ended February 29, 2024 compared to the same prior year period, but remained approximately 48% of pre-pandemic levels.

Total spending for visitors arriving in the two months ended February 29, 2024 was $3.47 billion, down 1.9% from $3.53 billion in the same period last year, and up by 15.3% from $3.00 billion in the two months ended February 28, 2019.

According to a February 2024 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.8 million in 2024, which was an increase of approximately 2.0% from 9.6 million last year. Visitor spending is expected to decline approximately 1.9% to $20.31 billion in 2024 from last year's record year for visitor spending of $20.71 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 3.1% in the month of March 2024, compared to 2.9% in the month of March 2023 and the national seasonally adjusted unemployment rate of 3.8% in the month of March 2024. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to remain low at approximately 2.7% in 2024.

Real estate lending remains one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity and prices, there continues to be strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes in the three months ended March 31, 2024 were up 6.1%, while sales of Oahu condominiums were down 7.1% from the same prior year period. The Oahu single-family home median price in the three months ended March 31, 2024 rose by 4.4% to $1.07 million from $1.03 million in the same prior year period. The Oahu condominium median price in the three months ended March 31, 2024 rose by 1.0% to $505,000 from $500,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 1.6% and real gross state product to grow by 1.5% in 2024.

Results of Operations

Net Interest Income

Net interest income, when annualized and expressed as a percentage of average interest earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21% for the three months ended March 31, 2024 and 2023. A comparison of net interest income on a taxable-equivalent basis for the three months ended March 31, 2024 and 2023 is presented below.

(dollars in thousands)	Three Months Ended March 31,
	2024			2023			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$265,418	5.47%	$3,611	$24,957	4.51%	$277	$240,461	0.96%	$3,334
Investment securities:
Taxable (1)	1,324,657	2.18	7,211	1,395,985	2.10	7,336	(71,328)	0.08	(125)
Tax-exempt (1)	142,830	2.32	829	153,067	2.61	1,000	(10,237)	(0.29)	(171)
Total investment securities	1,467,487	2.19	8,040	1,549,052	2.15	8,336	(81,565)	0.04	(296)
Loans, including loans held for sale (2)	5,400,558	4.67	62,819	5,525,988	4.26	58,269	(125,430)	0.41	4,550
FHLB stock	6,801	6.24	106	12,380	4.40	136	(5,579)	1.84	(30)
Total interest earning assets	7,140,264	4.19	74,576	7,112,377	3.80	67,018	27,887	0.39	7,558
Noninterest-earning assets	309,397			331,390			(21,993)
Total assets	$7,449,661			$7,443,767			$5,894

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,296,865	0.15%	$499	$1,415,155	0.10%	$363	$(118,290)	0.05%	$136
Savings and money market deposits	2,218,250	1.53	8,443	2,182,942	0.63	3,386	35,308	0.90	5,057
Time deposits up to $250,000	544,279	3.21	4,339	341,396	1.35	1,137	202,883	1.86	3,202
Time deposits over $250,000	794,019	4.38	8,651	689,432	3.02	5,127	104,587	1.36	3,524
Total interest-bearing deposits	4,853,413	1.82	21,932	4,628,925	0.88	10,013	224,488	0.94	11,919
FHLB advances and other short-term borrowings	—	—	—	64,462	4.79	761	(64,462)	(4.79)	(761)
Long-term debt	156,129	5.88	2,283	127,273	5.86	1,838	28,856	0.02	445
Total interest-bearing liabilities	5,009,542	1.94	24,215	4,820,660	1.06	12,612	188,882	0.88	11,603
Noninterest-bearing deposits	1,806,399			2,026,735			(220,336)
Other liabilities	132,600			132,816			(216)
Total liabilities	6,948,541			6,980,211			(31,670)
Total equity	501,120			463,556			37,564
Total liabilities and equity	$7,449,661			$7,443,767			$5,894

Net interest income			$50,361			$54,406			$(4,045)

Interest rate spread		2.25%			2.74%			(0.49)%

Net interest margin		2.83%			3.08%			(0.25)%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $50.4 million for the first quarter of 2024, representing a decrease of $4.0 million, or 7.4% from $54.4 million in the year-ago quarter. The decrease from the year-ago quarter was primarily due to an increase in interest expense of $11.6 million, which was attributable to increases in average balances and average rates paid on interest-bearing deposits, combined with decreases in average investment securities and loans balances. These negative variances were partially offset by increases in average balances and yields earned on interest-bearing deposits in other financial institutions, combined with increases in average yields earned on investment securities and loans. The increases in average balances and average rates paid on interest-bearing deposits reflected the continued shift in the deposit portfolio composition from demand to higher cost savings and money market and time deposits.

Interest Income

Taxable-equivalent interest income was $74.6 million for the first quarter of 2024, representing an increase of $7.6 million, or 11.3%, from $67.0 million in the year-ago quarter. The increase during the first quarter of 2024, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 41 basis points ("bps"), resulting in an increase in interest income of approximately $5.8 million, combined with increases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in an increase in interest income of approximately $3.3 million. These were partially offset by decreases in average loan and investment securities balances of $125.4 million and $81.6 million, resulting in decreases in interest income of approximately $1.3 million and $0.5 million, respectively.

Interest Expense

Interest expense was $24.2 million for the first quarter of 2024, representing an increase of $11.6 million, or 92.0%, from $12.6 million in the year-ago quarter. Due to the high interest rate environment, average rates paid on interest-bearing deposits of 1.82% increased by 94 bps from the year-ago quarter, resulting in an increase in interest expense of approximately $10.4 million. Average interest-bearing deposit balances increased by $224.5 million from the year-ago quarter, resulting in an increase in interest expense of approximately $1.5 million.

Net Interest Margin

Our net interest margin of 2.83% for the first quarter of 2024 decreased by 25 bps from 3.08% in the year-ago quarter. The decrease in net interest margin for the first quarter of 2024 was primarily attributable to an increase in average rates paid on interest-bearing deposits, which outpaced the increases in average yields earned on interest-bearing deposits in other financial institutions, investment securities and loans.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, to the current 5.25% to 5.50%, a 22-year high. In January and March 2024, the FRB kept the Federal Funds Rate target steady for the fourth and fifth consecutive meetings. Policymakers still indicate that there may be three rate cuts of quarter percentage point increments in 2024, however it likely will not occur until they are confident that inflation is moving sustainably towards 2%.

In addition to the impacts from changes in monetary policy, other economic conditions may impact the Company's financial results in future periods. Loan demand, deposit growth, provision for credit losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. Inflationary concerns, labor shortages, changes to the political and regulatory environment, including geopolitical conflicts, supply chain disruptions and the possibility of future bank failures, could impact the banking industry and/or the broader economy, which could impact our financial results as well as our customers’ creditworthiness.

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

	Three Months Ended March 31, 2024 Compared To March 31, 2023
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$2,700	$634	$3,334
Investment securities:
Taxable investment securities (1)	(383)	258	(125)
Tax-exempt investment securities (1)	(67)	(104)	(171)
Total investment securities	(450)	154	(296)
Loans, including loans held for sale (2)	(1,268)	5,818	4,550
FHLB stock	(61)	31	(30)
Total interest earning assets	921	6,637	7,558

Interest-bearing liabilities:
Interest-bearing demand deposits	(29)	165	136
Savings and money market deposits	56	5,001	5,057
Time deposits up to $250,000	682	2,520	3,202
Time deposits over $250,000	798	2,726	3,524
Total interest-bearing deposits	1,507	10,412	11,919
FHLB advances and other short-term borrowings	(761)	—	(761)
Long-term debt	437	8	445
Total interest-bearing liabilities	1,183	10,420	11,603

Net interest income	$(262)	$(3,783)	$(4,045)

(1) At amortized cost.
(2) Includes nonaccrual loans.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating income:
Mortgage banking income	$613	$526	$87	16.5%
Service charges on deposit accounts	2,103	2,111	(8)	-0.4
Other service charges and fees	5,261	4,985	276	5.5
Income from fiduciary activities	1,435	1,321	114	8.6
Income from bank-owned life insurance	1,522	1,291	231	17.9
Other:
Equity in earnings of unconsolidated entities	(80)	28	(108)	-385.7
Income recovered on previously charged-off loans	52	288	(236)	-81.9
Other recoveries	24	98	(74)	-75.5
Unrealized gains (losses) on loans held for sale	—	3	(3)	-100.0
Commissions on sale of checks	78	80	(2)	-2.5
Other	236	278	(42)	-15.1
Total other operating income	$11,244	$11,009	$235	2.1

For the first quarter of 2024, total other operating income was $11.2 million, which increased by $0.2 million, or 2.1%, from $11.0 million in the year-ago quarter. The increase was primarily due to higher other service charges and fees of $0.3 million and higher income from bank-owned life insurance ("BOLI") of $0.2 million, compared to the year-ago quarter, partially offset by lower income recovered on previously charged-off loans of $0.2 million.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$20,735	$22,023	$(1,288)	-5.8%
Net occupancy	4,600	4,474	126	2.8
Computer software	4,287	4,606	(319)	-6.9
Legal and professional services	2,320	2,886	(566)	-19.6
Equipment	1,010	946	64	6.8
Advertising	914	933	(19)	-2.0
Communication	837	778	59	7.6
Other:
SERP expense	108	95	13	13.7
Charitable contributions	199	198	1	0.5
FDIC insurance assessment	959	1,086	(127)	-11.7
Miscellaneous loan expenses	275	282	(7)	-2.5
ATM and debit card expenses	924	787	137	17.4
Armored car expenses	483	348	135	38.8
Entertainment and promotions	406	542	(136)	-25.1
Stationery and supplies	172	293	(121)	-41.3
Directors’ fees and expenses	338	355	(17)	-4.8
Directors' deferred compensation plan expense (credit)	138	(220)	358	-162.7
Loss on disposal of fixed assets	3	2	1	50.0
Other	1,868	1,693	175	10.3
Total other operating expense	$40,576	$42,107	$(1,531)	-3.6

For the first quarter of 2024, total other operating expense was $40.6 million, which decreased by $1.5 million, or 3.6%, from $42.1 million in the year-ago quarter. The decrease was primarily due to lower salaries and employee benefits of $1.3 million, lower legal and professional services of $0.6 million, and lower computer software of $0.3 million compared to the year-ago quarter, partially offset by higher directors' deferred compensation plan expense of $0.4 million. The decline in salaries and employee benefits was primarily due to lower incentive accruals, as well as tighter management of personnel count.

Income Taxes

The Company recorded income tax expense of $4.0 million for the first quarter of 2024, compared to $5.1 million in the same year-ago period. The effective tax rate for the first quarter of 2024 was 23.49%, compared to 23.81% in the same year-ago period.

The decrease in the effective tax rate for the three months ended March 31, 2024 was primarily attributable to higher tax-exempt BOLI income compared to the same year-ago period, combined with lower pre-tax income compared to the same year-ago period.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $26.9 million and $29.5 million at March 31, 2024 and December 31, 2023, respectively, and was included in other assets on our consolidated balance sheets. The decrease in DTA was primarily due to projected utilization of net operating loss carryforwards, which arose in 2022 due to unrealized losses on investment securities.

The valuation allowance on our net deferred tax assets ("DTA") at March 31, 2024 and December 31, 2023 totaled $5.6 million and $4.4 million, respectively, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Financial Condition

Total assets were $7.41 billion at March 31, 2024 and decreased by $232.8 million, or 3.0%, from $7.64 billion at December 31, 2023, as excess liquidity was used to pay off high-cost government time deposits that matured during the quarter.

Investment Securities

Investment securities totaled $1.29 billion at March 31, 2024, which increased by $6.2 million, or 0.5%, from $1.28 billion at December 31, 2023. The increase in the investment securities portfolio reflected purchases of $32.6 million, partially offset by principal runoff of $21.0 million and a market valuation reduction on the AFS portfolio of $5.4 million. The decline in the market valuation was primarily driven by the high interest rate environment.

Loans

The following table presents outstanding loans by category and geographic location as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Hawaii:
Commercial and industrial	$420,009	$421,736	$(1,727)	(0.4)%
Real estate:
Construction	145,213	163,337	(18,124)	(11.1)
Residential mortgage	1,924,889	1,927,789	(2,900)	(0.2)
Home equity	729,210	736,524	(7,314)	(1.0)
Commercial mortgage	1,103,174	1,063,969	39,205	3.7
Consumer	306,563	322,346	(15,783)	(4.9)
Total loans	4,629,058	4,635,701	(6,643)	(0.1)
Less: ACL	(48,739)	(48,189)	(550)	1.1
Loans, net of ACL	$4,580,319	$4,587,512	$(7,193)	(0.2)

U.S. Mainland:
Commercial and industrial	$156,087	$153,971	$2,116	1.4
Real estate:
Construction	23,356	22,182	1,174	5.3
Commercial mortgage	319,088	318,933	155	—
Consumer	273,828	308,195	(34,367)	(11.2)
Total loans	772,359	803,281	(30,922)	(3.8)
Less: ACL	(14,793)	(15,745)	952	(6.0)
Loans, net of ACL	$757,566	$787,536	$(29,970)	(3.8)

Total:
Commercial and industrial	$576,096	$575,707	$389	0.1
Real estate:
Construction	168,569	185,519	(16,950)	(9.1)
Residential mortgage	1,924,889	1,927,789	(2,900)	(0.2)
Home equity	729,210	736,524	(7,314)	(1.0)
Commercial mortgage	1,422,262	1,382,902	39,360	2.8
Consumer	580,391	630,541	(50,150)	(8.0)
Total loans	5,401,417	5,438,982	(37,565)	(0.7)
Less: ACL	(63,532)	(63,934)	402	(0.6)
Loans, net of ACL	$5,337,885	$5,375,048	$(37,163)	(0.7)

Loans, net of deferred costs, totaled $5.40 billion at March 31, 2024, which decreased by $37.6 million, or 0.69%, from $5.44 billion at December 31, 2023. The decrease was primarily due to decreases in consumer of $50.2 million, construction of $17.0 million, home equity of $7.3 million and residential mortgage loans of $2.9 million. These decreases were partially offset by an increase in commercial mortgage of $39.4 million.

The Hawaii loan portfolio decreased by $6.6 million, or 0.1%, from December 31, 2023. The decrease reflected decreases in construction of $18.1 million, consumer of $15.8 million, home equity of $7.3 million, residential mortgage of $2.9 million and commercial and industrial of $1.7 million. These decreases were partially offset by an increase in commercial mortgage of $39.2 million.

The U.S. Mainland loan portfolio decreased by $30.9 million, or 3.8% from December 31, 2023. The decrease was primarily attributable to a decrease in consumer loans of $34.4 million, as the Company continued its strategy to let the US. Mainland unsecured consumer loan portfolio to runoff without new purchases in the current quarter. The decrease was partially offset by net increases in commercial and industrial of $2.1 million and construction loans of $1.2 million.

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$357	$432	$(75)	(17.4)%
Real estate:
Residential mortgage	7,979	4,962	3,017	60.8
Home equity	929	834	95	11.4
Commercial mortgage	77	77	—	—
Consumer	790	703	87	12.4
Total nonaccrual loans	10,132	7,008	3,124	44.6

Other real estate owned ("OREO")	—	—	—	—
Total NPAs	10,132	7,008	3,124	44.6

Accruing Loans 90+ Days Past Due
Real estate:
Construction	588	—	588	—
Residential mortgage	386	—	386	—
Home equity	560	229	331	144.5
Consumer	924	1,083	(159)	(14.7)
Total accruing loans 90+ days past due	2,458	1,312	1,146	87.3

Total NPAs and accruing loans 90+ days past due	$12,590	$8,320	$4,270	51.3

Ratio of nonaccrual loans to total loans	0.19%	0.13%		0.06%
Ratio of NPAs to total assets	0.14	0.09		0.05
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.23	0.15		0.08
Ratio of classified assets and OREO to tier 1 capital and ACL	3.28	3.41		(0.13)

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2023	$7,008
Additions	4,792
Reductions:
Payments	(263)
Return to accrual status	(198)
Net charge-offs, valuation and other adjustments	(1,207)
Total reductions	(1,668)
Net increase	3,124
Balance at March 31, 2024	$10,132

Nonperforming assets, which includes nonaccrual loans, nonaccrual loans classified as held for sale (if any), and other real estate owned (if any), totaled $10.1 million, or 0.14% of total assets at March 31, 2024, compared to $7.0 million, or 0.09% of total assets at December 31, 2023. There were no nonperforming loans classified as held for sale at March 31, 2024 and

December 31, 2023. The increase in nonperforming assets from December 31, 2023 was primarily attributable to additions to nonaccrual loans totaling $4.8 million, partially offset by $0.3 million in repayments of nonaccrual loans, $0.2 million in loans returned to accrual status and $1.2 million in net charge-offs, valuation and other adjustments. The additions to nonaccrual loans were primarily in the residential mortgage category which are well-collateralized.

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three months ended March 31, 2024, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The loan payment deferrals were not considered more than minor and thus were not reportable as loan modifications to borrowers facing financial difficulty. As of March 31, 2024, nearly all of the loan deferrals have returned to payment status with just two loans with a total principal balance of $1.3 million remaining on deferral.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at March 31, 2024 consisted of five Hawaii loans with a combined principal balance of $0.9 million. There were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at March 31, 2024, none of which were more than 90 days delinquent. At December 31, 2023, there were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at March 31, 2024 declined by $19.6 million from December 31, 2023 to $30.5 million, or 0.6% of the total loan portfolio. Special mention loans declined by $18.8 million to $6.0 million, or 0.1% of the total loan portfolio. Classified loans declined by $0.8 million to $24.4 million, or 0.5% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 3.28% at March 31, 2024, which decreased from 3.41% at December 31, 2023.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL as of the dates and for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Allowance for Credit Losses:
Balance at beginning of period	$63,934	$63,738

Provision (credit) for credit losses on loans	4,121	1,615

Charge-offs:
Commercial and industrial	(682)	(779)
Consumer	(4,838)	(2,686)
Total charge-offs	(5,520)	(3,465)

Recoveries:
Commercial and industrial	90	250
Real estate:
Residential mortgage	8	53
Home equity	6	—
Consumer	893	908
Total recoveries	997	1,211
Net charge-offs	(4,523)	(2,254)
Balance at end of period	$63,532	$63,099

Average loans, net of deferred fees and costs	$5,400,558	$5,525,988
Ratio of annualized net charge-offs to average loans	0.34%	0.16%
Ratio of ACL to total loans	1.18%	1.14%

Our ACL totaled $63.5 million at March 31, 2024, compared to $63.9 million at December 31, 2023 and $63.1 million at March 31, 2023.

During the first quarter of 2024, we recorded a provision for credit losses on loans of $4.1 million and net charge-offs of $4.5 million.

The increase in the provision for credit losses on loans during the three months ended March 31, 2024, compared to the same year-ago period, was primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Our ratio of ACL to total loans was 1.18% at March 31, 2024, compared to 1.18% at December 31, 2023 and 1.14% at March 31, 2023.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Deposits

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand deposits	$1,848,554	$1,913,379	$(64,825)	(3.4)%
Interest-bearing demand deposits	1,290,321	1,329,189	(38,868)	(2.9)
Savings and money market deposits	2,211,966	2,209,733	2,233	0.1
Time deposits up to $250,000	544,600	533,898	10,702	2.0
Core deposits	5,895,441	5,986,199	(90,758)	(1.5)
Government time deposits	235,463	374,581	(139,118)	(37.1)
Other time deposits greater than $250,000	487,950	486,812	1,138	0.2
Total time deposits greater than $250,000	723,413	861,393	(137,980)	(16.0)
Total deposits	$6,618,854	$6,847,592	$(228,738)	(3.3)

The Company's deposit portfolio is diversified and long-tenured as it is built upon a business model based on long-term customer relationships. Approximately 50% of deposit customers have been banking with us for more than 10 years.

Our total deposits of $6.62 billion at March 31, 2024 decreased by $228.7 million, or 3.3%, from total deposits of $6.85 billion at December 31, 2023. The decreases in government time deposits of $139.1 million, noninterest-bearing demand deposits of $64.8 million and interest-bearing demand deposits of $38.9 million were partially offset by increases in time deposits up to $250,000 of $10.7 million, savings and money market deposits of $2.2 million, and other time deposits greater than $250,000 of $1.1 million. Due to the high interest rate environment, we continued to see a shift in the composition of the deposit portfolio from demand deposits to savings and money market and time deposits. The decline in government time deposits was largely due to planned runoff of high-cost government time deposits that matured during the quarter.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.90 billion at March 31, 2024 and decreased by $90.8 million, from $5.99 billion at December 31, 2023. Core deposits as a percentage of total deposits was 89.1% at March 31, 2024, compared to 87.4% at December 31, 2023. Our average cost of total deposits was 132 bps during the three months ended March 31, 2024, compared to 60 bps during the year-ago period.

The Company had estimated uninsured deposits of $2.70 billion, or 41% of total deposits as of March 31, 2024, compared to an estimated $2.91 billion, or 42% of total deposits as of December 31, 2023. The Company had fully collateralized deposits of approximately $388.5 million and $536.3 million as of March 31, 2024 and December 31, 2023, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.31 billion, or 35% of total deposits as of March 31, 2024, compared to the estimated $2.37 billion, or 35% of total deposits as of December 31, 2023.

The following table presents the amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of March 31, 2024:

(dollars in thousands)	March 31, 2024
Remaining maturity:
Three months or less	$336,961
Over three through twelve months	380,348
Over one year through three years	6,104
Over three years	—
Total	$723,413

Capital Resources

In order to ensure adequate levels of capital, we perform ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business, changes in monetary and fiscal policies, and the level of risk and regulatory capital requirements. As a part of this assessment, the Board of

Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Equity

Our total shareholders' equity was $507.2 million at March 31, 2024, compared to $503.8 million at December 31, 2023. The change in total shareholders' equity was primarily attributable to net income of $12.9 million, partially offset by cash dividends declared of $7.0 million, other comprehensive loss of $1.7 million, and the repurchase of $0.9 million in shares of our common stock under our stock repurchase programs in the three months ended March 31, 2024.

Our total shareholders' equity to total assets ratio was 6.84% at March 31, 2024, compared to 6.59% at December 31, 2023. Our book value per share was $18.76 and $18.63 at March 31, 2024 and December 31, 2023, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of $25.0 million and $22.1 million as of March 31, 2024 and December 31, 2023, respectively.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $172.4 million and $169.1 million as of March 31, 2024 and December 31, 2023, respectively.

Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will allow the Company to continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our subordinated debentures and subordinated notes.

Share Repurchases

In January 2024, the Company’s Board of Directors approved a new authorization to repurchase of up to $20.0 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2024 Repurchase Plan"), pursuant to a newly authorized share repurchase plan. The 2024 Repurchase Plan replaces and supersedes in its entirety the 2023 Repurchase Plan.

During the three months ended March 31, 2024, the Company repurchased 49,960 shares of common stock, at an aggregate cost of $0.9 million under the Company's share repurchase program. As of March 31, 2024, $19.1 million remained available for repurchase under the Company's 2024 Repurchase Plan.

Trust Preferred Securities

As of March 31, 2024, the Company has two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 456 bps. The subordinated notes had a carrying value of $54.6 million at March 31, 2024, which was net of unamortized debt issuance costs of $0.4 million that is being amortized over the expected life.

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

Federal banking agencies previously issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies subsequently issued a final rule that made certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elected the CECL transition relief provided under the rule. The Company elected this option and the transition period ends for the Company on December 31, 2024.

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of capital requirements for the Company and the Bank and the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2023 Form 10-K.

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. The leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for the Company and the Bank as of March 31, 2024 and December 31, 2023, were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
March 31, 2024
Leverage capital	$681,094	9.0%	$302,735	4.0%	N/A	N/A
Tier 1 risk-based capital	681,094	12.6	325,055	6.0	N/A	N/A
Total risk-based capital	803,146	14.8	433,407	8.0	N/A	N/A
CET1 risk-based capital	631,094	11.6	243,792	4.5	N/A	N/A

December 31, 2023
Leverage capital	$676,536	8.8%	$305,843	4.0%	N/A	N/A
Tier 1 risk-based capital	676,536	12.4	328,609	6.0	N/A	N/A
Total risk-based capital	799,175	14.6	438,146	8.0	N/A	N/A
CET1 risk-based capital	626,536	11.4	246,457	4.5	N/A	N/A

Central Pacific Bank
March 31, 2024
Leverage capital	$706,490	9.4%	$302,238	4.0%	$377,798	5.0%
Tier 1 risk-based capital	706,490	13.1	324,309	6.0	432,411	8.0
Total risk-based capital	773,542	14.3	432,411	8.0	540,514	10.0
CET1 risk-based capital	706,490	13.1	243,231	4.5	351,334	6.5

December 31, 2023
Leverage capital	$704,512	9.2%	$305,375	4.0%	$381,719	5.0%
Tier 1 risk-based capital	704,512	12.9	327,902	6.0	437,203	8.0
Total risk-based capital	772,151	14.1	437,203	8.0	546,503	10.0
CET1 risk-based capital	704,512	12.9	245,926	4.5	355,227	6.5

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

Asset/Liability Management and Interest Rate Risk

The Company is subject to interest rate risk in the normal course of business through the activities of making loans and taking deposits, as well as from our investment securities portfolio and other interest-bearing funding sources. Our earnings and capital are sensitive to risk of interest rate fluctuations. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives. Potentially adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The Asset/Liability Management Committee ("ALCO") manages interest rate risk utilizing a detailed and dynamic simulation model to analyze earnings and capital in various interest rate scenarios and balance sheet forecasts. Earnings are typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital impact is measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off- balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability.

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

The following table reflects our static net interest income sensitivity analysis as of the dates presented. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios assume rates move up or down 100 bps or 200 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion.

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. The ALCO Policy requires that simulated changes in NII should be within certain specified ranges, or steps must be taken to reduce interest rate risk. The net interest income sensitivity table shows that the Company’s balance sheet is relatively well-matched against movements in interest rates and within our ALCO Policy risk limits that have been approved by the Board of Directors.

	March 31, 2024		December 31, 2023
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+200 bps	0.38%	0.62%	1.00%	1.61%
+100bps	0.10%	0.33%	0.39%	0.68%
-100bps	(1.03)%	(1.93)%	(1.26)%	(1.73)%
-200 bps	(2.33)%	(4.28)%	(2.53)%	(3.59)%

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

The high profile regional bank failures in the first half of 2023 drove several precautionary actions to ensure adequate liquidity including carrying higher levels of on-balance sheet liquidity, limited portfolio reinvestments, and efficient allocation of collateral to maximize funding sources. The higher level of on-balance sheet liquidity was carried through the remainder of 2023 and is seen in the financial results. Additionally, the Company performs regular liquidity stress testing under a variety of scenarios to ensure that liquidity is adequate under certain potential liquidity stress events. Further, forecasts of Company cash flows are updated and analyzed periodically and more frequently during periods of elevated liquidity risk.

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. A significant portion of our deposits are granular, long-tenured, and relationship-based. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs, such as the Federal Home Loan Bank of Des Moines (the "FHLB"), secured repurchase agreements and the Federal Reserve discount window. On March 11, 2024, the FRB ceased making new loans under the Bank Term Funding Program ("BTFP").

As of March 31, 2024, the Company had $312.9 million in cash on its balance sheet and approximately $2.42 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 118%. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

Information regarding our material contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our cash requirements from known contractual and other obligations since December 31, 2023. We believe we will be able to meet our contractual obligations as they come due through the maintenance of adequate liquidity levels. We expect to maintain adequate liquidity levels through profitability, loan repayments and payoffs, securities repayments and maturities and continued deposit gathering activities. We also have various borrowing mechanisms in place for both short-term and long-term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks, refer to "Market Risk" and "Asset/Liability Management and Interest Rate Risk" of Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On January 24, 2024, the Company's Board of Directors approved a new share repurchase authorization of up to $20.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase plan (the "2024 Repurchase Plan").

During the three months ended March 31, 2024, the Company repurchased 49,960 shares of common stock, at an aggregate cost of $0.9 million under the Company's share repurchase program.

As of March 31, 2024, $19.1 million in share repurchase authorization remained available for repurchase under the Company's 2024 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2024	—	$—	—	$20,000,000
February 1-29, 2024	67,299	19.11	42,660	19,190,275
March 1-31, 2024	7,300	18.54	7,300	19,054,953
Total	74,599	$19.05	49,960	19,054,953

[1] During the three months ended March 31, 2024, 24,639 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

Item 6. Exhibits

Exhibit No.	Document

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”) *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	April 24, 2024	/s/ Arnold D. Martines
Arnold D. Martines
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)