Form 10-Q
period 2024-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2024-07-31
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 22, 2024 was 27,063,644 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and due from financial institutions	$103,829	$116,181
Interest-bearing deposits in other financial institutions	195,062	406,256
Investment securities:
Available-for-sale debt securities, at fair value	676,719	647,210
Held-to-maturity debt securities, at amortized cost; fair value of: $528,088 at June 30, 2024 and $565,178 at December 31, 2023	615,867	632,338
Total investment securities	1,292,586	1,279,548
Loans held for sale	3,950	1,778
Loans	5,383,644	5,438,982
Less: allowance for credit losses	(62,225)	(63,934)
Loans, net of allowance for credit losses	5,321,419	5,375,048
Premises and equipment, net	100,646	96,184
Accrued interest receivable	23,184	21,511
Investment in unconsolidated entities	40,155	41,546
Mortgage servicing rights, net	8,636	8,696
Bank-owned life insurance	173,716	170,706
Federal Home Loan Bank of Des Moines ("FHLB") stock	6,925	6,793
Right-of-use lease assets	32,081	29,720
Other assets	84,763	88,829
Total assets	$7,386,952	$7,642,796
Liabilities
Deposits:
Noninterest-bearing demand	$1,847,173	$1,913,379
Interest-bearing demand	1,283,669	1,329,189
Savings and money market	2,234,111	2,209,733
Time	1,217,502	1,395,291
Total deposits	6,582,455	6,847,592
Long-term debt, net of unamortized debt issuance costs of $324 at June 30, 2024 and $445 at December 31, 2023	156,223	156,102
Lease liabilities	33,422	30,634
Accrued interest payable	14,998	18,948
Other liabilities	81,207	85,705
Total liabilities	6,868,305	7,138,981
Contingent liabilities and other commitments (see Note 16)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,063,644 at June 30, 2024 and 27,045,033 at December 31, 2023	404,494	405,439
Additional paid-in capital	104,161	102,982
Retained earnings	132,683	117,990
Accumulated other comprehensive loss	(122,691)	(122,596)
Total equity	518,647	503,815
Total liabilities and equity	$7,386,952	$7,642,796

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$64,422	$60,455	$127,241	$118,724
Interest and dividends on investment securities:
Taxable investment securities	8,466	7,145	15,677	14,481
Tax-exempt investment securities	598	727	1,253	1,517
Interest on deposits in other financial institutions	2,203	877	5,814	1,154
Dividend income on FHLB stock	151	120	257	256
Total interest income	75,840	69,324	150,242	136,132
Interest expense:
Interest on deposits:
Demand	490	411	989	774
Savings and money market	8,977	4,670	17,420	8,056
Time	12,173	8,932	25,163	15,196
Interest on short-term borrowings	1	378	1	1,139
Interest on long-term debt	2,278	2,199	4,561	4,037
Total interest expense	23,919	16,590	48,134	29,202
Net interest income	51,921	52,734	102,108	106,930
Provision for credit losses	2,239	4,319	6,175	6,171
Net interest income after provision for credit losses	49,682	48,415	95,933	100,759
Other operating income:
Mortgage banking income	1,040	690	1,653	1,216
Service charges on deposit accounts	2,135	2,137	4,238	4,248
Other service charges and fees	5,869	4,994	11,130	9,979
Income from fiduciary activities	1,449	1,068	2,884	2,389
Income from bank-owned life insurance	1,234	1,185	2,756	2,476
Other	394	361	704	1,136
Total other operating income	12,121	10,435	23,365	21,444
Other operating expense:
Salaries and employee benefits	21,246	20,848	41,981	42,871
Net occupancy	4,597	4,310	9,197	8,784
Computer software	4,381	4,621	8,668	9,227
Legal and professional services	2,506	2,469	4,826	5,355
Equipment	995	932	2,005	1,878
Advertising	901	942	1,815	1,875
Communication	657	791	1,494	1,569
Other	5,868	4,990	11,741	10,451
Total other operating expense	41,151	39,903	81,727	82,010
Income before income taxes	20,652	18,947	37,571	40,193
Income tax expense	4,835	4,472	8,809	9,531
Net income	$15,817	$14,475	$28,762	$30,662
Per common share data:
Basic earnings per share	$0.58	$0.54	$1.06	$1.14
Diluted earnings per share	$0.58	$0.53	$1.06	$1.13
Basic weighted average shares outstanding	27,053,549	27,024,043	27,050,037	27,011,659
Diluted weighted average shares outstanding	27,116,349	27,071,478	27,106,267	27,090,258

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$15,817	$14,475	$28,762	$30,662
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	274	(6,025)	(4,906)	5,181
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,374	1,451	2,580	2,676
Net change in fair value of derivatives	(16)	2,040	2,231	877
Supplemental Executive Retirement Plans	—	(13)	—	(25)
Total other comprehensive income (loss), net of tax	1,632	(2,547)	(95)	8,709
Comprehensive income	$17,449	$11,928	$28,667	$39,371

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203
Net income	—	—	—	—	15,817	—	15,817
Other comprehensive income	—	—	—	—	—	1,632	1,632
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,036)	—	(7,036)
Share-based compensation	21,318	—	—	1,031	—	—	1,031
Balance at June 30, 2024	27,063,644	$—	$404,494	$104,161	$132,683	$(122,691)	$518,647

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$452,871
Net income	—	—	—	—	16,187	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	470,926
Net income	—	—	—	—	14,475	—	14,475
Other comprehensive loss	—	—	—	—	—	(2,547)	(2,547)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,029)	—	(7,029)
Common stock repurchased and retired and other related costs	(23,750)	—	(355)	—	—	—	(355)
Share-based compensation	63,997	—	—	809	—	—	809
Balance at June 30, 2023	27,045,792	$—	$405,511	$101,997	$104,046	$(135,275)	$476,279

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$28,762	$30,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,175	6,171
Depreciation and amortization of premises and equipment	3,454	3,376
Loss on disposal of premises and equipment	16	9
Cash flows from operating leases	(2,682)	(2,692)
Amortization of mortgage servicing rights	370	356
Net amortization and accretion of premium/discounts on investment securities	1,099	1,602
Share-based compensation	1,179	651
Net gain on sales of residential mortgage loans	(748)	(296)
Proceeds from sales of loans held for sale	36,620	14,486
Originations of loans held for sale	(38,044)	(15,678)
Equity in losses of unconsolidated entities	31	25
Distributions from unconsolidated entities	—	44
Net increase in cash surrender value of bank-owned life insurance	(2,756)	(2,622)
Deferred income tax expense	1,165	11,225
Net tax expense (benefit) from share-based compensation	128	(15)
Net change in other assets and liabilities	8,177	963
Net cash provided by operating activities	42,946	48,267
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	25,495	28,515
Purchases of investment securities available-for-sale	(62,336)	(14,907)
Proceeds from maturities of and calls on held-to-maturity investment securities	19,545	18,148
Net repayments of loans	59,444	48,382
Purchases of loan portfolios	(12,384)	(19,659)
Purchases of bank-owned life insurance	(2,502)	—
Proceeds from bank-owned life insurance death benefits	2,248	2,453
Net purchases of premises, equipment and land	(7,932)	(8,270)
Contributions to unconsolidated entities	(7,787)	(75)
Net purchases of FHLB stock	(132)	(1,814)
Net cash provided by investing activities	13,659	52,773
Cash flows from financing activities:
Net (decrease) increase in deposits	(265,137)	69,514
Net decrease in FHLB advances and other short-term borrowings	—	(5,000)
Proceeds from long-term debt	—	50,000
Cash dividends paid on common stock	(14,069)	(14,054)
Repurchases of common stock and other related costs	(945)	(2,560)
Net cash (used in) provided by financing activities	(280,151)	97,900
Net (decrease) increase in cash and cash equivalents	(223,546)	198,940
Cash and cash equivalents at beginning of period	522,437	112,044
Cash and cash equivalents at end of period	$298,891	$310,984

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,084	$22,540
Income taxes	—	3,806
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	5,029	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	3,505	3,644

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

The Company uses Moody’s Analytics ("Moody's"), a firm widely recognized and used for its research, analysis, and economic forecasts, for its economic forecast assumptions. The Company generally uses Moody’s most recent Baseline forecast, which is updated at least monthly with a variety of upside and downside economic scenarios and includes both national and Hawaii-specific economic indicators. In addition, the Company uses a qualitative factor for forecast imprecision to account for economic and market volatility or instability.

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

	Expected Credit Loss Methodology		Historical Look-Back Period	Economic Forecast Length	Reversion Method
Loan Segment	After June 30, 2023	June 30, 2023 and Prior
Commercial and industrial - SBA PPP	Zero Loss	Zero Loss	2008 to present	One year	One year (straight-line basis)
Commercial and industrial - All others	DCF	PD/LGD
Construction	DCF	PD/LGD
Commercial real estate - Multi-family	DCF	PD/LGD
Commercial real estate - All others	DCF	PD/LGD
Residential mortgage	DCF	Loss-Rate Migration
Home equity	DCF	Loss-Rate Migration
Consumer - Other revolving	DCF	Loss-Rate Migration
Consumer - Non-revolving	DCF	Loss-Rate Migration
Consumer - Purchased portfolios	WARM	WARM

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

Remaining Life or Weighted Average Remaining Maturity

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

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities at June 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$151,771	$3	$(30,299)	$121,475	$—
Corporate securities	35,492	—	(4,029)	31,463	—
U.S. Treasury and other government-sponsored entities and agencies	55,662	147	(2,078)	53,731	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	416,128	50	(62,224)	353,954	—
Residential - Non-government agencies	18,454	135	(1,141)	17,448	—
Commercial - U.S. government-sponsored entities and agencies	98,346	—	(14,834)	83,512	—
Commercial - Non-government agencies	15,269	—	(133)	15,136	—
Total available-for-sale investment securities	$791,122	$335	$(114,738)	$676,719	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$42,002	$—	$(8,138)	$33,864	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	573,865	—	(79,641)	494,224	—
Total held-to-maturity investment securities	$615,867	$—	$(87,779)	$528,088	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with a notional amount of $115.5 million, that was designated as a fair value hedge of certain municipal debt securities. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge became effective on March 31, 2024 and has a maturity date of March 31, 2029.

During the three and six months ended June 30, 2024, the Company recorded income from the interest rate swap of $0.9 million and $0.8 million, respectively, in interest income on taxable investment securities on the Company's consolidated statements of income.

During the three and six months ended June 30, 2024, the Company recorded a total of $1.9 million and $3.5 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM. During the three and six months ended June 30, 2023, the Company recorded a total of $2.0 million and $3.6 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

The Company elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets.

Accrued interest receivable on investment securities totaled $4.3 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively.

The amortized cost, estimated fair value and weighted average yield of our AFS and HTM debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-sale:
Debt securities:
Due in one year or less	$1,361	$1,357	2.67%
Due after one year through five years	53,764	49,405	2.74
Due after five years through ten years	63,131	60,566	4.00
Due after ten years	124,669	95,341	2.44
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	416,128	353,954	2.21
Residential - Non-government agencies	18,454	17,448	4.56
Commercial - U.S. government-sponsored entities and agencies	98,346	83,512	2.75
Commercial - Non-government agencies	15,269	15,136	5.07
Total available-for-sale securities	$791,122	$676,719	2.63%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due after ten years	$42,002	$33,864	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	573,865	494,224	1.92
Total held-to-maturity securities	$615,867	$528,088	1.94%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

The Company did not sell any investment securities during the three and six months ended June 30, 2024 and 2023.

Investment securities with carrying values totaling $758.9 million and $990.4 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity at June 30, 2024 and December 31, 2023.

The following tables summarize AFS and HTM investment securities, which were in a loss position as of the dates presented, aggregated by major security type and length of time in a continuous loss position. There were a total of 229 and 208 AFS investment securities which were in an unrealized loss position, without an ACL, at June 30, 2024 and December 31, 2023, respectively. There were a total of 83 and 82 HTM investment securities which were in an unrecognized loss position, without an ACL, at June 30, 2024 and December 31, 2023, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$8,438	$(109)	$110,179	$(30,190)	$118,617	$(30,299)
Corporate securities	—	—	31,463	(4,029)	31,463	(4,029)
U.S. Treasury and other government-sponsored entities and agencies	26,659	(195)	15,239	(1,883)	41,898	(2,078)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	19,271	(181)	325,104	(62,043)	344,375	(62,224)
Residential - Non-government agencies	5,437	(101)	7,826	(1,040)	13,263	(1,141)
Commercial - U.S. government-sponsored entities and agencies	22,917	(1,234)	60,595	(13,600)	83,512	(14,834)
Commercial - Non-government agencies	—	—	15,136	(133)	15,136	(133)
Total	$82,722	$(1,820)	$565,542	$(112,918)	$648,264	$(114,738)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,864	$(8,138)	$33,864	$(8,138)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	8,048	(76)	486,176	(79,565)	494,224	(79,641)
Total	$8,048	$(76)	$520,040	$(87,703)	$528,088	$(87,779)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$534	$(1)	$114,601	$(29,809)	$115,135	$(29,810)
Corporate securities	—	—	31,414	(4,317)	31,414	(4,317)
U.S. Treasury and other government-sponsored entities and agencies	2,893	(87)	16,286	(1,854)	19,179	(1,941)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	367,887	(63,607)	367,887	(63,607)
Residential - Non-government agencies	—	—	8,169	(980)	8,169	(980)
Commercial - U.S. government-sponsored entities and agencies	6,467	(1)	44,447	(7,403)	50,914	(7,404)
Commercial - Non-government agencies	9,663	(130)	5,293	(58)	14,956	(188)
Total	$19,557	$(219)	$588,097	$(108,028)	$607,654	$(108,247)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$35,253	$(6,706)	$35,253	$(6,706)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	8,853	(33)	512,378	(60,482)	521,231	(60,515)
Total	$8,853	$(33)	$547,631	$(67,188)	$556,484	$(67,221)

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

The Company has evaluated its AFS and HTM investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. The Company does not intend to sell the AFS and HTM securities that were in an unrecognized or unrealized loss position as of June 30, 2024 and December 31, 2023, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity. Therefore, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$585,048	$576,038
Real estate:
Construction	171,918	185,994
Residential mortgage	1,912,753	1,927,206
Home equity	704,836	734,500
Commercial mortgage	1,467,273	1,384,579
Consumer	542,241	630,898
Gross loans	5,384,069	5,439,215
Deferred fees and costs, net	(425)	(233)
Total loans, net of deferred fees and costs	$5,383,644	$5,438,982

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.7 million and $17.1 million at June 30, 2024 and December 31, 2023, respectively, and was reported together with accrued interest receivable on investment securities and other assets on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

The Company did not transfer any loans to the held for sale category during the three and six months ended June 30, 2024 and 2023 and did not sell any other loans originally held for investment during the three and six months ended June 30, 2024 and 2023.

The following tables present loans purchased by class for the periods presented. None of these loan purchases were categorized as purchased credit deteriorated ("PCD") and there were no loans categorized as PCD during the periods presented.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$—	$12,384	$12,384	$152	$—	$152
Premium	—	247	247	—	—	—
Purchase price	$—	$12,631	$12,631	$152	$—	$152

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$—	$12,384	$12,384	$3,932	$15,159	$19,091
Premium	—	247	247	—	568	568
Purchase price	$—	$12,631	$12,631	$3,932	$15,727	$19,659

Foreclosure Proceedings

The Company did not own any foreclosed properties as of June 30, 2024 and December 31, 2023. The Company had $3.9 million and $2.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at June 30, 2024 and December 31, 2023, respectively. The Company had $0.1 million in commercial real estate loans in the process of foreclosure at June 30, 2024 and December 31, 2023.

The Company did not sell any foreclosed properties during the three and six months ended June 30, 2024 and 2023.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
June 30, 2024
Commercial and industrial	$597	$183	$—	$355	$1,135	$583,721	$584,856	$—
Real estate:
Construction	—	—	—	—	—	171,522	171,522	—
Residential mortgage	626	1,352	1,273	7,991	11,242	1,901,935	1,913,177	7,991
Home equity	2,001	—	135	1,247	3,383	703,428	706,811	1,247
Commercial mortgage	—	—	—	77	77	1,465,293	1,465,370	77
Consumer	4,891	1,525	896	587	7,899	534,009	541,908	—
Total	$8,115	$3,060	$2,304	$10,257	$23,736	$5,359,908	$5,383,644	$9,315

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2023
Commercial and industrial	$513	$169	$—	$432	$1,114	$574,593	$575,707	$—
Real estate:
Construction	—	—	—	—	—	185,519	185,519	—
Residential mortgage	3,082	2,140	—	4,962	10,184	1,917,605	1,927,789	4,855
Home equity	804	400	229	834	2,267	734,257	736,524	834
Commercial mortgage	—	—	—	77	77	1,382,825	1,382,902	77
Consumer	5,677	2,329	1,083	703	9,792	620,749	630,541	—
Total	$10,076	$5,038	$1,312	$7,008	$23,434	$5,415,548	$5,438,982	$5,766

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, which are individually evaluated to determine expected credit losses. The following tables present the amortized cost basis of collateral-dependent loans by class and the related ACL allocated to these loans as of the dates presented:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
June 30, 2024
Real estate:
Residential mortgage	$9,435	$—	$9,435	$—
Home equity	1,247	—	1,247	—
Commercial mortgage	—	77	77	—
Total	$10,682	$77	$10,759	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
December 31, 2023
Real estate:
Residential mortgage	$6,450	$—	$6,450	$47
Home equity	834	—	834	—
Commercial mortgage	—	77	77	—
Total	$7,284	$77	$7,361	$47

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and six months ended June 30, 2024, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

There were $0.8 million of TDRs included in nonperforming assets at June 30, 2024, compared to $0.9 million at December 31, 2023. There were $2.0 million of TDRs that were still accruing interest at June 30, 2024, compared to $2.1 million at December 31, 2023. None of the TDRs still accruing interest at June 30, 2024 and December 31, 2023 were more than 90 days delinquent.

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

The following tables present the amortized cost basis, net of deferred fees and costs, of the Company's loans by class, credit quality indicator and origination year as of the dates presented. Revolving loans converted to term as of and during the periods presented were not material to the total loan portfolio. In addition, the following tables present gross charge-offs of loans by origination year during the periods presented.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
June 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$82,768	$66,377	$80,033	$74,516	$28,777	$152,988	$91,260	$576,719
Special Mention	—	33	3,775	2,910	—	—	—	6,718
Substandard	—	93	37	141	557	591	—	1,419
Subtotal	82,768	66,503	83,845	77,567	29,334	153,579	91,260	584,856
Construction:
Risk Rating
Pass	791	13,053	52,375	60,724	13,376	31,203	—	171,522
Subtotal	791	13,053	52,375	60,724	13,376	31,203	—	171,522
Residential mortgage:
Risk Rating
Pass	37,641	95,295	264,381	602,347	404,839	498,253	—	1,902,756
Special Mention	—	—	—	—	—	247	—	247
Substandard	—	—	1,697	646	1,868	5,963	—	10,174
Subtotal	37,641	95,295	266,078	602,993	406,707	504,463	—	1,913,177
Home equity:
Risk Rating
Pass	661	11,619	30,352	18,589	7,880	25,505	610,823	705,429
Substandard	—	—	—	—	—	1,247	135	1,382
Subtotal	661	11,619	30,352	18,589	7,880	26,752	610,958	706,811
Commercial mortgage:
Risk Rating
Pass	106,586	95,806	238,556	200,970	113,069	689,968	6,561	1,451,516
Special Mention	—	624	—	1,450	—	5,254	—	7,328
Substandard	—	—	—	1,097	—	5,429	—	6,526
Subtotal	106,586	96,430	238,556	203,517	113,069	700,651	6,561	1,465,370
Consumer:
Risk Rating
Pass	16,203	91,475	212,509	115,566	27,775	24,351	52,545	540,424
Substandard	—	48	160	205	15	1,056	—	1,484
Subtotal	16,203	91,523	212,669	115,771	27,790	25,407	52,545	541,908
Total	$244,650	$374,423	$883,875	$1,079,161	$598,156	$1,442,055	$761,324	$5,383,644

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$19	$74	$204	$184	$13	$707	$1,201
Real estate:
Residential mortgage	—	—	76	—	—	208	284
Consumer	5	392	5,460	2,318	283	725	9,183
Gross charge-offs	$24	$466	$5,740	$2,502	$296	$1,640	$10,668

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$83,333	$82,649	$77,551	$32,831	$42,162	$152,940	$90,177	$561,643
Special Mention	—	—	2,916	—	—	944	93	3,953
Substandard	37	1,189	576	662	571	7,026	50	10,111
Subtotal	83,370	83,838	81,043	33,493	42,733	160,910	90,320	575,707
Construction:
Risk Rating
Pass	8,434	52,596	69,203	18,878	2,136	31,090	2,778	185,115
Special Mention	—	—	404	—	—	—	—	404
Subtotal	8,434	52,596	69,607	18,878	2,136	31,090	2,778	185,519
Residential mortgage:
Risk Rating
Pass	101,473	266,314	609,648	414,430	144,312	385,452	—	1,921,629
Special Mention	—	—	—	—	—	268	—	268
Substandard	—	1,057	299	931	818	2,787	—	5,892
Subtotal	101,473	267,371	609,947	415,361	145,130	388,507	—	1,927,789
Home equity:
Risk Rating
Pass	12,229	32,208	19,589	8,766	6,372	17,379	638,917	735,460
Substandard	—	—	—	—	66	998	—	1,064
Subtotal	12,229	32,208	19,589	8,766	6,438	18,377	638,917	736,524
Commercial mortgage:
Risk Rating
Pass	96,479	256,660	202,933	115,055	112,578	566,325	6,311	1,356,341
Special Mention	—	—	—	—	10,513	9,638	—	20,151
Substandard	—	—	2,587	—	1,654	2,169	—	6,410
Subtotal	96,479	256,660	205,520	115,055	124,745	578,132	6,311	1,382,902
Consumer:
Risk Rating
Pass	88,593	261,752	144,341	36,431	27,970	10,538	59,130	628,755
Substandard	58	231	205	87	83	1,084	10	1,758
Loss	—	—	—	—	—	28	—	28
Subtotal	88,651	261,983	144,546	36,518	28,053	11,650	59,140	630,541
Total	$390,636	$954,656	$1,130,252	$628,071	$349,235	$1,188,666	$797,466	$5,438,982

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$—	$212	$88	$—	$207	$634	$1,141
Consumer	—	2,745	2,730	345	409	330	6,559
Gross charge-offs	$—	$2,957	$2,818	$345	$616	$964	$7,700

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL for loans during the periods presented:

(dollars in thousands)		Real Estate
Three Months Ended June 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,008	$3,619	$16,026	$3,733	$17,004	$16,142	$63,532
Provision (credit) for credit losses on loans	452	179	(362)	96	333	1,750	2,448
Subtotal	7,460	3,798	15,664	3,829	17,337	17,892	65,980
Charge-offs	(519)	—	(284)	—	—	(4,345)	(5,148)
Recoveries	130	—	9	—	—	1,254	1,393
Net (charge-offs) recoveries	(389)	—	(275)	—	—	(3,091)	(3,755)
Ending balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225

(dollars in thousands)		Real Estate
Three Months Ended June 30, 2023	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,131	$3,087	$11,813	$4,037	$17,472	$19,559	$63,099
Provision (credit) for credit losses on loans	52	567	413	(87)	(107)	3,297	4,135
Subtotal	7,183	3,654	12,226	3,950	17,365	22,856	67,234
Charge-offs	(362)	—	—	—	—	(3,873)	(4,235)
Recoveries	125	—	7	15	—	703	850
Net (charge-offs) recoveries	(237)	—	7	15	—	(3,170)	(3,385)
Ending balance	$6,946	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849

(dollars in thousands)		Real Estate
Six Months Ended June 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	871	(206)	1,030	322	(206)	4,758	6,569
Subtotal	8,052	3,798	15,656	3,823	17,337	21,837	70,503
Charge-offs	(1,201)	—	(284)	—	—	(9,183)	(10,668)
Recoveries	220	—	17	6	—	2,147	2,390
Net (charge-offs) recoveries	(981)	—	(267)	6	—	(7,036)	(8,278)
Ending balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225

(dollars in thousands)		Real Estate
Six Months Ended June 30, 2023	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	888	787	369	(164)	(537)	4,407	5,750
Subtotal	7,712	3,654	12,173	3,950	17,365	24,634	69,488
Charge-offs	(1,141)	—	—	—	—	(6,559)	(7,700)
Recoveries	375	—	60	15	—	1,611	2,061
Net (charge-offs) recoveries	(766)	—	60	15	—	(4,948)	(5,639)
Ending balance	$6,946	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities, during the periods presented. The (credit) provision for off-balance sheet credit exposures is included in the provision for credit losses on the Company's income statement during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$3,521	$3,480	$3,706	$3,243
(Credit) provision for off-balance sheet credit exposures	(209)	184	(394)	421
Ending balance	$3,312	$3,664	$3,312	$3,664

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Investments in low-income housing tax credit partnerships, net of amortization	$36,478	$37,838
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	80	111
Other	2,050	2,050
Total	$40,155	$41,546

The Company had commitments to fund low-income housing tax credit ("LIHTC") partnerships totaling $47.8 million as of June 30, 2024 and December 31, 2023. Unfunded commitments related to LIHTC partnerships totaled $14.3 million and $22.0 million at June 30, 2024 and December 31, 2023, respectively, and are included in other liabilities in the Company's consolidated balance sheets. The investments are accounted for under the proportional amortization method and are included in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of June 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2024 (remainder)	$9,696	$903	$10,599
2025	4,248	—	4,248
2026	26	—	26
2027	26	—	26
2028	20	—	20
2029	27	—	27
Thereafter	286	—	286
Total unfunded commitments	$14,329	$903	$15,232

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Proportional amortization method:
Amortization expense recognized in income tax expense	$674	$714	$1,360	$1,428
Tax credits recognized in income tax expense	801	892	1,601	1,784

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The Company had $0.9 million and $1.0 million in unfunded commitments related to the investment as of June 30, 2024 and December 31, 2023, respectively, which was recorded in other liabilities.

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

Due to the aforementioned events, the Company performed an impairment analysis and concluded the intellectual property rights and the platform usage fee agreement received in exchange for the Company's investment in Swell were not impaired as of June 30, 2024 and December 31, 2023. The intangible assets, net of accumulated amortization, totaling $1.4 million and $1.5 million are included in other assets on the Company's consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

6. MORTGAGE SERVICING RIGHTS

The following table presents changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at December 31, 2023	$8,696
Additions	310
Amortization	(370)
Balance at June 30, 2024	$8,636

Balance at December 31, 2022	$9,074
Additions	125
Amortization	(356)
Balance at June 30, 2023	$8,843

Income generated as the result of new MSR is reported as gains on sales of loans and totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.

Amortization of mortgage servicing rights totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Fair market value, beginning of year	$12,185	$12,061
Fair market value, end of period	12,151	12,185
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	11.0	11.2

The following table presents carrying values and accumulated amortization related to MSR as of the dates presented:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$70,050	$(61,414)	$8,636	$69,740	$(61,044)	$8,696

The following table presents the estimated amortization expense for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter, based on MSR held as of June 30, 2024:

(dollars in thousands)
Year Ending December 31,
2024 (remainder)	$418
2025	893
2026	803
2027	719
2028	642
2029	563
Thereafter	4,598
Total	$8,636

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR at June 30, 2024.

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

The Company was party to interest rate lock commitments on $2.8 million and $1.8 million of mortgage loans at June 30, 2024 and December 31, 2023, respectively. The Company was not a party to any forward sale commitments on mortgage loans at June 30, 2024 and December 31, 2023.

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

The Company was party to RPAs with total notional amounts of $35.6 million and $36.0 million at June 30, 2024 and December 31, 2023, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements at June 30, 2024 and December 31, 2023.

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

The Company was party to swap agreements with its borrowers with total notional amounts of $50.6 million and $51.1 million at June 30, 2024 and December 31, 2023, respectively, offset by swap agreements with third party financial institutions with the same total notional amounts. The Company received $14.4 million and $9.6 million in counter-party cash collateral related to the back-to-back swap agreements at June 30, 2024 and December 31, 2023, respectively.

Interest Rate Swap

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

The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item. At June 30, 2024, the hedge was determined to be effective and the Company expects the hedge to remain effective during the remaining term.

During the three and six months ended June 30, 2024, the Company recorded income from the interest rate swap of $0.9 million and $0.8 million, respectively.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate lock and forward sale commitments	Other assets / other liabilities	$1	$—	$4	$34
Back-to-back swap agreements	Other assets / other liabilities	4,237	3,547	4,237	3,547

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate swap	Other assets / other liabilities	$9,304	$6,440	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$(4)
Back-to-back swap agreements	Other service charges and fees	—

Three Months Ended June 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	16
Loans held for sale	Other income	(4)
Back-to-back swap agreements	Other service charges and fees	35

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$31
Loans held for sale	Other income	(17)
Back-to-back swap agreements	Other service charges and fees	80

Six Months Ended June 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	8
Loans held for sale	Other income	(1)
Back-to-back swap agreements	Other service charges and fees	35

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2024
Interest rate swap	Interest income	$884

Three Months Ended June 30, 2023
Interest rate swap	Interest income	(116)

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2024
Interest rate swap	Interest income	$776

Six Months Ended June 30, 2023
Interest rate swap	Interest income	(59)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	June 30, 2024	December 31, 2023
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$89,600	$90,636
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(9,848)	(6,817)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.87 billion line of credit as of June 30, 2024, compared to $1.93 billion at December 31, 2023. At June 30, 2024, $1.74 billion was undrawn under this arrangement, compared to $1.81 billion at December 31, 2023. There were no short-term borrowings outstanding under this arrangement at June 30, 2024 and December 31, 2023. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% at June 30, 2024 and December 31, 2023.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. Standby letters of credit under this arrangement that are used to collateralize certain government deposits totaled $79.0 million as of June 30, 2024, compared to $72.0 million as of December 31, 2023. The letters of credit are counted against the total line of credit, the same as the current outstanding debt, to determine the undrawn or total available line of credit.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the FHLB advances and standby letters of credit available at June 30, 2024 and December 31, 2023 were secured by certain real estate loans with a carrying value of approximately $3.14 billion and $3.16 billion, respectively.

The Bank had additional unused borrowings available at the Federal Reserve Discount Window of $238.3 million and $285.8 million at June 30, 2024 and December 31, 2023, respectively. Certain commercial and commercial real estate loans with a par value totaling $131.8 million and $135.1 million at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a par value of $190.6 million and $196.7 million as of June 30, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank had additional unused and unsecured credit lines available totaling $75.0 million at June 30, 2024 and December 31, 2023.

Subordinated Debentures

The following table present's the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	June 30, 2024	December 31, 2023	Interest Rate
Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

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

The Company is not considered the primary beneficiary of Trusts IV and V. Therefore, the trusts are not considered variable interest entities and are not consolidated in the Company's financial statements. Rather the subordinated debentures are shown as liabilities on the Company's consolidated balance sheets. The Company's investments in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

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

The subordinated debentures are included in Tier 1 capital, with certain limitations applicable, under regulatory guidelines and interpretations.

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	June 30, 2024	December 31, 2023	Interest Rate
October 2020 Private Placement	$55,000	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes are included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.7 million, net of unamortized debt issuance costs of $0.3 million, at June 30, 2024.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$202	$838	$1,040	$174	$516	$690
Service charges on deposit accounts	2,135	—	2,135	2,137	—	2,137
Other service charges and fees	5,348	521	5,869	4,402	592	4,994
Income from fiduciary activities	1,449	—	1,449	1,068	—	1,068
Income from bank-owned life insurance	—	1,234	1,234	—	1,185	1,185
Other	—	394	394	—	361	361
Total other operating income	$9,134	$2,987	$12,121	$7,781	$2,654	$10,435

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$274	$1,379	$1,653	$325	$891	$1,216
Service charges on deposit accounts	4,238	—	4,238	4,248	—	4,248
Other service charges and fees	10,018	1,112	11,130	8,781	1,198	9,979
Income from fiduciary activities	2,884	—	2,884	2,389	—	2,389
Income from bank-owned life insurance	—	2,756	2,756	—	2,476	2,476
Other	—	704	704	—	1,136	1,136
Total other operating income	$17,414	$5,951	$23,365	$15,743	$5,701	$21,444

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

The following table presents the activities of RSUs and PSUs for the six months ended June 30, 2024:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	224,579	$24.76
Changes during the period:
Granted	137,911	19.41
Forfeited	(1,648)	20.59
Vested	(73,841)	23.75	$1,433
Non-vested RSUs and PSUs, end of period	287,001	22.48

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

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.3 million at June 30, 2024 and December 31, 2023.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest cost	$108	$112	$216	$224
Amortization of net actuarial gain	—	(19)	—	(38)
Amortization of net transition obligation	—	2	—	4
Net periodic benefit cost	$108	$95	$216	$190

All components of net periodic benefit cost are included in other operating expenses in the Company's consolidated statements of income.

12. OPERATING LEASES

The Company leases certain land and buildings for its bank branches and ATMs. In some instances, a lease may contain renewal options to extend the term of the lease. Renewal options that are likely to be exercised have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases and we do not include any short-term leases in the calculation of the right-of-use assets and lease liabilities. The most significant assumption related to the Company’s application of ASC 842 was the discount rate assumption. As most of the Company’s lease agreements do not provide for an implicit interest rate, the Company uses the collateralized interest rate that the Company would have to pay to borrow over a similar term to estimate the Company’s lease liabilities.

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease cost	$1,437	$1,327	$2,740	$2,652
Variable lease cost	927	934	1,862	1,822
Less: Sublease income	—	(17)	—	(34)
Total lease cost	$2,364	$2,244	$4,602	$4,440

Other information:
Operating cash flows from operating leases	$(1,425)	$(1,302)	$(2,682)	$(2,692)
Weighted-average remaining lease term - operating leases	10.87 years	10.98 years	10.87 years	10.98 years
Weighted-average discount rate - operating leases	4.09%	3.96%	4.09%	3.96%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of June 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2024 (remainder)	$2,443	$644	$1,799
2025	4,499	1,179	3,320
2026	4,441	1,050	3,391
2027	4,428	915	3,513
2028	3,611	794	2,817
2029	3,144	688	2,456
Thereafter	18,965	2,839	16,126
Total	$41,531	$8,109	$33,422

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Total rental income recognized	$511	$563	$1,020	$1,125

The following table presents estimated lease payments, based on the Company's leases as lessor as of June 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2024 (remainder)	$644
2025	1,157
2026	1,015
2027	960
2028	608
2029	553
Thereafter	1,293
Total	$6,230

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$370	$96	$274
Amortization of unrealized losses on investment securities transferred to HTM	1,867	493	1,374
Net change in fair value of investment securities	2,237	589	1,648

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(22)	(6)	(16)
Net change in fair value of derivatives	(22)	(6)	(16)

Other comprehensive income	$2,215	$583	$1,632

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(8,204)	$(2,179)	$(6,025)
Amortization of unrealized losses on investment securities transferred to HTM	1,976	525	1,451
Net change in fair value of investment securities	(6,228)	(1,654)	(4,574)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	2,777	737	2,040
Net change in fair value of derivatives	2,777	737	2,040

SERP:
Amortization of net actuarial gain	(20)	(5)	(15)
Amortization of net transition obligation	2	—	2
SERP	(18)	(5)	(13)

Other comprehensive loss	$(3,469)	$(922)	$(2,547)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2024
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(6,665)	$(1,759)	$(4,906)
Amortization of unrealized losses on investment securities transferred to HTM	3,505	925	2,580
Net change in fair value of investment securities	(3,160)	(834)	(2,326)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	3,031	800	2,231
Net change in fair value of derivatives	3,031	800	2,231

Other comprehensive loss	$(129)	$(34)	$(95)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2023
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$7,054	$1,873	$5,181
Amortization of unrealized losses on investment securities transferred to HTM	3,644	968	2,676
Net change in fair value of investment securities	10,698	2,841	7,857

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$1,178	$301	$877
Net change in fair value of derivatives	1,178	301	877

SERP:
Amortization of net actuarial gain	(39)	(10)	(29)
Amortization of net transition obligation	4	—	4
SERP	(35)	(10)	(25)

Other comprehensive income	$11,841	$3,132	$8,709

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2024
Balance at beginning of period	$(131,896)	$7,276	$297	$(124,323)

Other comprehensive income (loss) before reclassifications	274	(16)	—	258
Reclassification adjustments from AOCI	1,374	—	—	1,374
Total other comprehensive income (loss)	1,648	(16)	—	1,632

Balance at end of period	$(130,248)	$7,260	$297	$(122,691)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2023
Balance at beginning of period	$(136,678)	$3,482	$468	$(132,728)

Other comprehensive income (loss) before reclassifications	(6,025)	2,040	—	(3,985)
Reclassification adjustments from AOCI	1,451	—	(13)	1,438
Total other comprehensive income (loss)	(4,574)	2,040	(13)	(2,547)

Balance at end of period	$(141,252)	$5,522	$455	$(135,275)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive income (loss) before reclassifications	(4,906)	2,231	—	(2,675)
Reclassification adjustments from AOCI	2,580	—	—	2,580
Total other comprehensive income (loss)	(2,326)	2,231	—	(95)

Balance at end of period	$(130,248)	$7,260	$297	$(122,691)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	5,181	877	—	6,058
Reclassification adjustments from AOCI	2,676	—	(25)	2,651
Total other comprehensive income (loss)	7,857	877	(25)	8,709

Balance at end of period	$(141,252)	$5,522	$455	$(135,275)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended June 30,
Details about AOCI Components	2024	2023
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,867	$1,976	Interest and dividends on investment securities
Tax effect	(493)	(525)	Income tax benefit
Net of tax	1,374	1,451

SERP:
Amortization of net actuarial gain	—	(20)	Other operating expense - other
Amortization of net transition obligation	—	2	Other operating expense - other
Total before tax	—	(18)
Tax effect	—	5	Income tax expense
Net of tax	—	(13)

Total reclassification adjustments from AOCI for the period, net of tax	$1,374	$1,438

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Six Months Ended June 30,
Details about AOCI Components	2024	2023
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$3,505	$3,644	Interest and dividends on investment securities
Tax effect	(925)	(968)	Income tax benefit
Net of tax	2,580	2,676

SERP:
Amortization of net actuarial gain	—	(39)	Other operating expense - other
Amortization of net transition obligation	—	4	Other operating expense - other
Total before tax	—	(35)
Tax effect	—	10	Income tax expense
Net of tax	—	(25)

Total reclassification adjustments from AOCI for the period, net of tax	$2,580	$2,651

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$15,817	$14,475	$28,762	$30,662

Weighted average common shares outstanding - basic	27,053,549	27,024,043	27,050,037	27,011,659
Dilutive effect of employee stock options and awards	62,800	47,435	56,230	78,599
Weighted average common shares outstanding - diluted	27,116,349	27,071,478	27,106,267	27,090,258

Basic earnings per share	$0.58	$0.54	$1.06	$1.14
Diluted earnings per share	$0.58	$0.53	$1.06	$1.13

Anti-dilutive employee stock options and awards	2,917	60,627	1,890	25,671

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The weighted average discount rate used in the valuation of loans was 7.14% and 6.86% as of June 30, 2024 and December 31, 2023, respectively. In accordance with ASU 2016-01, the fair values of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 5.47% and 5.48% as of June 30, 2024 and December 31, 2023, respectively.

Long-Term Debt

The fair values of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.82% and 6.83% as of June 30, 2024 and December 31, 2023, respectively.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Financial assets:
Cash and due from financial institutions	$103,829	$103,829	$103,829	$—	$—
Interest-bearing deposits in other financial institutions	195,062	195,062	195,062	—	—
Investment securities	1,292,586	1,204,807	30,117	1,167,742	6,948
Loans held for sale	3,950	3,950	—	3,950	—
Loans	5,383,644	4,943,289	—	—	4,943,289
Accrued interest receivable	23,184	23,184	341	4,130	18,713

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,847,173	1,847,173	1,847,173	—	—
Interest-bearing demand and savings and money market	3,517,780	3,517,780	3,517,780	—	—
Time	1,217,502	1,207,020	—	—	1,207,020
Long-term debt	156,223	150,309	—	—	150,309
Accrued interest payable	14,998	14,998	109	—	14,889

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,227,966	$—	$1,164	$—	$1,164	$—
Standby letters of credit and financial guarantees written	3,514	—	53	—	53	—

Derivatives:
Interest rate lock commitments	2,753	(3)	(3)	—	(3)	—
Risk participation agreements	35,605	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,645	4,237	4,237	—	—	4,237
Liabilities	(50,645)	(4,237)	(4,237)	—	—	(4,237)
Interest rate swap agreements	115,545	9,304	9,304	—	—	9,304

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and due from financial institutions	$116,181	$116,181	$116,181	$—	$—
Interest-bearing deposits in other financial institutions	406,256	406,256	406,256	—	—
Investment securities	1,279,548	1,212,388	—	1,205,238	7,150
Loans held for sale	1,778	1,778	—	1,778	—
Loans	5,438,982	5,089,292	—	—	5,089,292
Accrued interest receivable	21,511	21,511	342	4,043	17,126

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,913,379	1,913,379	1,913,379	—	—
Interest-bearing demand and savings and money market	3,538,922	3,538,922	3,538,922	—	—
Time	1,395,291	1,385,473	—	—	1,385,473
Long-term debt	156,102	153,073	—	—	153,073
Accrued interest payable	18,948	18,948	85	—	18,863

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,275,331	$—	$1,210	$—	$1,210	$—
Standby letters of credit and financial guarantees written	3,301	—	50	—	50	—

Derivatives:
Interest rate lock commitments	1,807	(34)	(34)	—	(34)	—
Risk participation agreements	36,022	—	—	—	—	—
Back-to-back swap agreements:
Assets	51,059	3,547	3,547	—	—	3,547
Liabilities	(51,059)	(3,547)	(3,547)	—	—	(3,547)
Interest rate swap agreements	115,545	6,440	6,440	—	—	6,440

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Available-for-sale securities:
Debt securities:
States and political subdivisions	$121,475	$—	$115,221	$6,254
Corporate securities	31,463	—	31,463	—
U.S. Treasury and other government-sponsored entities and agencies	53,731	30,117	23,614	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	353,954	—	353,954	—
Residential - Non-government agencies	17,448	—	16,754	694
Commercial - U.S. government-sponsored entities and agencies	83,512	—	83,512	—
Commercial - Non-government agencies	15,136	—	15,136	—
Total available-for-sale investment securities	676,719	30,117	639,654	6,948

Derivatives:
Interest rate lock commitments	(3)	—	(3)	—
Interest rate swap agreements	9,304	—	—	9,304
Total derivatives	9,301	—	(3)	9,304
Total	$686,020	$30,117	$639,651	$16,252

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$126,635	$—	$120,199	$6,436
Corporate securities	31,414	—	31,414	—
U.S. Treasury and other government-sponsored entities and agencies	26,197	—	26,197	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	378,386	—	378,386	—
Residential - Non-government agencies	18,708	—	17,994	714
Commercial - U.S. government-sponsored entities and agencies	50,914	—	50,914	—
Commercial - Non-government agencies	14,956	—	14,956	—
Total available-for-sale investment securities	647,210	—	640,060	7,150

Derivatives:
Interest rate lock commitments	(34)	—	(34)	—
Interest rate swap agreements	6,440	—	—	6,440
Total derivatives	6,406	—	(34)	6,440
Total	$653,616	$—	$640,026	$13,590

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(120)	(12)	—	(132)
Unrealized net gain (loss) included in other comprehensive income	(62)	(8)	2,864	2,794
Balance at June 30, 2024	$6,254	$694	$9,304	$16,252

Balance at December 31, 2022	$6,584	$684	$5,986	$13,254
Principal payments received	(114)	(11)	—	(125)
Unrealized net gain included in other comprehensive income	1,129	41	1,119	2,289
Balance at June 30, 2023	$7,599	$714	$7,105	$15,418

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $16.3 million and $13.6 million as of June 30, 2024 and December 31, 2023, respectively.

The weighted-average discount rate was used as the significant unobservable input in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 6.54% and 6.12% as of June 30, 2024 and December 31, 2023, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company's interest rate swap is the weighted-average discount rate. The weighted average discount rate utilized was 4.07% and 3.34% as of June 30, 2024 and December 31, 2023, respectively.

There were no financial assets or liabilities measured on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

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

Central Pacific Bank is a full-service community bank with 27 branches and 55 ATMs located throughout the State of Hawaii as of June 30, 2024.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At June 30, 2024 and December 31, 2023, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2023 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended June 30, 2024 was $15.8 million, or $0.58 per diluted share, compared to net income of $14.5 million, or $0.53 per diluted share for the three months ended June 30, 2023.

Net income for the six months ended June 30, 2024 was $28.8 million, or $1.06 per diluted share, compared to net income of $30.7 million, or $1.13 per diluted share for the six months ended June 30, 2023.

During the three months ended June 30, 2024, the Company recorded a provision for credit losses of $2.2 million, compared to a provision of $4.3 million during the three months ended June 30, 2023. The decrease was primarily due to a decrease in loan balances outstanding and improvements in the Hawaii economic forecast assumptions used in the Company's estimate of the ACL in the current quarter.

During the six months ended June 30, 2024, the Company recorded a provision for credit losses of $6.2 million, compared to a provision of $6.2 million during the six months ended June 30, 2023.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure which excludes the provision for credit losses and income tax expense, for the three months ended June 30, 2024 was $22.9 million, compared to $23.3 million for the three months ended June 30, 2023.

The Company's PPNR for the six months ended June 30, 2024 was $43.7 million, compared to $46.4 million for the six months ended June 30, 2023. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Return on average assets	0.86%	0.78%	0.78%	0.82%
Return on average shareholders’ equity	12.42	12.12	11.38	13.03
Basic earnings per share	$0.58	$0.54	$1.06	$1.14
Diluted earnings per share	0.58	0.53	1.06	1.13

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

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$15,817	$14,475	$28,762	$30,662
Add: Income tax expense	4,835	4,472	8,809	9,531
Pre-tax income	20,652	18,947	37,571	40,193
Add: Provision (credit) for credit losses	2,239	4,319	6,175	6,171
PPNR	$22,891	$23,266	$43,746	$46,364

The lower PPNR in the three and six months ended June 30, 2024 was primarily due to lower net interest income of $0.8 million and $4.8 million, respectively, compared to the year-ago periods. The lower net interest income was primarily due to higher average balances and rates paid on interest-bearing deposits, which outpaced the higher average yields earned on loans and investment securities.

Efficiency Ratio

The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of the Company's business results and operating efficiency, which is calculated by dividing total other operating expense by total revenue (net interest income and total other operating income).

The following table presents a calculation of our efficiency ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Total other operating expense	$41,151	$39,903	$81,727	$82,010

Net interest income	$51,921	$52,734	$102,108	$106,930
Total other operating income	12,121	10,435	23,365	21,444
Total revenue	$64,042	$63,169	$125,473	$128,374

Efficiency ratio	64.26%	63.17%	65.14%	63.88%

Our efficiency ratio increased to 64.26% in the second quarter of 2024, compared to 63.17% in the year-ago quarter.
For the six months ended June 30, 2024, our efficiency ratio increased to 65.14%, compared to 63.88% in the year-ago period.

The higher efficiency ratio in the second quarter of 2024, compared to the same year-ago period, was due to lower net interest income and higher other operating expense, partially offset by higher other operating income.

The higher efficiency ratio in the six months ended June 30, 2024, compared to the same year-ago period, was due to lower net interest income, partially offset by higher other operating income and lower other operating expense.

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

Visitors to Maui decreased by approximately 57% in September 2023 compared to September 2022 but has started to recover at a slow but steady pace as West Maui officially reopened to visitors in early October 2023 and government officials are encouraging travelers to return to Maui, while avoiding the affected area, to support its economic recovery. In June 2024, average daily visitors to Maui were down by approximately 22% compared to June 2023. The unemployment rate for the Island of Maui was 8.4% in September 2023 and has since improved to 3.1% in June 2024.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis, which have all ended and returned to current payment status as of June 30, 2024.

Despite the Maui wildfires, Hawaii’s economy continued its recovery from the COVID-19 pandemic. According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 4.8 million visitors arrived to the Hawaiian Islands during the six months ended June 30, 2024, mainly from the U.S. Mainland, compared to 5.0 million in the same prior year period and 5.2 million from the same period in the pre-pandemic and record year in 2019. Average daily visitors from Japan were up approximately 59% during the five months ended May 31, 2024 compared to the same prior year period, but were down by approximately 56% from the same period in 2019.

Total spending for visitors arriving in the six months ended June 30, 2024 was $10.26 billion, down 4.8% from $10.78 billion in the same period last year, and up by 15.9% from $8.86 billion in the six months ended June 30, 2019.

According to a May 2024 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.8 million in 2024, which is an increase of approximately 1.9% from 9.6 million last year. Visitor spending is expected to decline approximately 4.2% to $19.84 billion in 2024 from last year's record year for visitor spending of $20.71 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.9% in the month of June 2024, compared to 2.8% in the month of June 2023 and the national seasonally adjusted unemployment rate of 4.1% in the month of June 2024. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to remain low at approximately 3.1% in 2024.

Real estate lending is one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity and prices, there continues to be strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes in the six months ended June 30, 2024 were up 6.7%, while sales of Oahu condominiums were down 5.8% from the same prior year period. The Oahu single-family home median price in the six months ended June 30, 2024 rose by 3.3% to $1.09 million from $1.05 million in the same prior year period. The Oahu condominium median price in the six months ended June 30, 2024 rose by 2.0% to $510,000 from $500,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 0.9% and real gross state product to grow by 1.5% in 2024.

Results of Operations

Net Interest Income

Net interest margin is defined as annualized net interest income, on a taxable-equivalent basis using a federal statutory tax rate of 21%, as a percentage of average interest earning assets. A comparison of net interest income on a taxable-equivalent basis for the three and six months ended June 30, 2024 and 2023 is presented below.

(dollars in thousands)	Three Months Ended June 30,
	2024			2023			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$162,393	5.46%	$2,203	$69,189	5.08%	$877	$93,204	0.38%	$1,326
Investment securities:
Taxable (1)	1,335,100	2.54	8,466	1,379,319	2.07	7,145	(44,219)	0.47	1,321
Tax-exempt (1)	142,268	2.13	757	151,979	2.42	920	(9,711)	(0.29)	(163)
Total investment securities	1,477,368	2.50	9,223	1,531,298	2.11	8,065	(53,930)	0.39	1,158
Loans, including loans held for sale	5,385,829	4.80	64,422	5,543,398	4.37	60,455	(157,569)	0.43	3,967
FHLB stock	6,925	8.71	151	11,721	4.10	120	(4,796)	4.61	31
Total interest earning assets	7,032,515	4.34	75,999	7,155,606	3.89	69,517	(123,091)	0.45	6,482
Noninterest-earning assets	306,199			308,023			(1,824)
Total assets	$7,338,714			$7,463,629			$(124,915)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,273,901	0.15%	$490	$1,367,878	0.12%	$411	$(93,977)	0.03%	$79
Savings and money market deposits	2,221,754	1.63	8,977	2,172,680	0.86	4,670	49,074	0.77	4,307
Time deposits up to $250,000	555,809	3.29	4,548	390,961	1.82	1,770	164,848	1.47	2,778
Time deposits over $250,000	703,280	4.36	7,625	790,864	3.63	7,162	(87,584)	0.73	463
Total interest-bearing deposits	4,754,744	1.83	21,640	4,722,383	1.19	14,013	32,361	0.64	7,627
FHLB advances and other short-term borrowings	66	5.60	1	29,791	5.09	378	(29,725)	0.51	(377)
Long-term debt	156,188	5.86	2,278	155,946	5.65	2,199	242	0.21	79
Total interest-bearing liabilities	4,910,998	1.96	23,919	4,908,120	1.36	16,590	2,878	0.60	7,329
Noninterest-bearing deposits	1,788,023			1,952,267			(164,244)
Other liabilities	130,186			125,531			4,655
Total liabilities	6,829,207			6,985,918			(156,711)
Total equity	509,507			477,711			31,796
Total liabilities and equity	$7,338,714			$7,463,629			$(124,915)

Net interest income			$52,080			$52,927			$(847)

Interest rate spread		2.38%			2.53%			(0.15)%

Net interest margin		2.97%			2.96%			0.01%

(1) At amortized cost.

Net interest income (expressed on a taxable-equivalent basis) was $52.1 million for the second quarter of 2024, representing a decrease of $0.8 million, or 1.6% from $52.9 million in the year-ago quarter. The decrease in net interest income from the year-ago quarter was primarily due to an increase in interest expense of $7.3 million, which was attributable to increases in average balances and average rates paid on interest-bearing deposits, combined with decreases in average investment securities and loans balances. The increases in average balances and average rates paid on interest-bearing deposits reflected the shift in the deposit portfolio composition from demand to higher cost savings and money market and time deposits. These negative variances were partially offset by increases in average balances and yields earned on interest-bearing deposits in other financial institutions, combined with increases in average yields earned on investment securities and loans.

Interest Income

Taxable-equivalent interest income was $76.0 million for the second quarter of 2024, representing an increase of $6.5 million, or 9.3%, from $69.5 million in the year-ago quarter. The increase during the second quarter of 2024, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 43 basis points ("bp" or "bps"), resulting in an increase in interest income of approximately $5.7 million and an increase in average yield earned on investment securities of 39 bps, resulting in an increase in interest income of approximately $1.4 million, combined with increases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in an increase in interest income of approximately $1.3 million. These increases were partially offset by decreases in average loans and investment securities balances of $157.6 million and $53.9 million, respectively, resulting in decreases in interest income of approximately $1.7 million and $0.3 million, respectively.

Interest Expense

Interest expense was $23.9 million for the second quarter of 2024, representing an increase of $7.3 million, or 44.2%, from $16.6 million in the year-ago quarter. Due to the high interest rate environment, average rates paid on interest-bearing deposits of 1.83% increased by 64 bps from the year-ago quarter, resulting in an increase in interest expense of approximately $7.6 million.
Net Interest Margin

Our net interest margin of 2.97% for the second quarter of 2024 increased by 1 bp from 2.96% in the year-ago quarter. The increase in net interest margin for the second quarter of 2024 was primarily attributable to increases in average yields earned on interest-bearing deposits in other financial institutions, investment securities and loans, which outpaced the increase in average rates paid on interest-bearing deposits.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, to the current 5.25% to 5.50%, a 22-year high. The FRB kept the Federal Funds Rate target steady during the most recent meeting in June 2024, as well as the prior meetings in 2024. Policymakers signaled that rates could begin to decline in the future, however it likely will not occur until they are confident that inflation is moving sustainably towards 2%.

(dollars in thousands)	Six Months Ended June 30,
	2024			2023			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$213,905	5.47%	$5,814	$47,195	4.93%	$1,154	$166,710	0.54%	$4,660
Investment securities:
Taxable investment securities (1)	1,329,879	2.36	15,677	1,387,606	2.09	14,481	(57,727)	0.27	1,196
Tax-exempt investment securities (1)	142,549	2.23	1,586	152,520	2.52	1,920	(9,971)	(0.29)	(334)
Total investment securities	1,472,428	2.34	17,263	1,540,126	2.13	16,401	(67,698)	0.21	862
Loans, including loans held for sale	5,393,193	4.74	127,241	5,534,741	4.32	118,724	(141,548)	0.42	8,517
FHLB stock	6,863	7.49	257	12,049	4.26	256	(5,186)	3.23	1
Total interest earning assets	7,086,389	4.26	150,575	7,134,111	3.85	136,535	(47,722)	0.41	14,040
Noninterest-earning assets	307,799			319,642			(11,843)
Total assets	$7,394,188			$7,453,753			$(59,565)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,285,383	0.15%	$989	$1,391,386	0.11%	$774	$(106,003)	0.04%	$215
Savings and money market deposits	2,220,002	1.58	17,420	2,177,783	0.75	8,056	42,219	0.83	9,364
Time deposits up to $250,000	550,044	3.25	8,887	366,316	1.60	2,907	183,728	1.65	5,980
Time deposits over $250,000	748,649	4.37	16,276	740,428	3.35	12,289	8,221	1.02	3,987
Total interest-bearing deposits	4,804,078	1.82	43,572	4,675,913	1.04	24,026	128,165	0.78	19,546
FHLB advances and other short-term borrowings	33	5.60	1	47,031	4.88	1,139	(46,998)	0.72	(1,138)
Long-term debt	156,159	5.87	4,561	141,689	5.75	4,037	14,470	0.12	524
Total interest-bearing liabilities	4,960,270	1.95	48,134	4,864,633	1.21	29,202	95,637	0.74	18,932
Noninterest-bearing deposits	1,797,212			1,989,295			(192,083)
Other liabilities	131,392			129,152			2,240
Total liabilities	6,888,874			6,983,080			(94,206)
Total equity	505,314			470,673			34,641
Total liabilities and equity	$7,394,188			$7,453,753			$(59,565)

Net interest income			$102,441			$107,333			$(4,892)

Interest rate spread		2.31%			2.64%			(0.33)%

Net interest margin		2.90%			3.02%			(0.12)%

(1) At amortized cost.

Net interest income (expressed on a taxable-equivalent basis) was $102.4 million for the six months ended June 30, 2024, representing a decrease of 4.6% from $107.3 million in the six months ended June 30, 2023. The decrease from the year-ago period was primarily due to higher average balances and average rates paid on interest-bearing deposits and long-term debt, combined with a decrease in average loans and investment securities balances. These negative variances were partially offset by increases in average yields earned on interest-bearing deposits in other financial institutions, loans and investment securities.

Interest Income

Taxable-equivalent interest income was $150.6 million for the six months ended June 30, 2024, representing an increase of $14.0 million, or 10.3%, from $136.5 million in the year-ago period. The increase was primarily attributable to increases in average yields earned on loans of 42 bps, resulting in an increase in interest income of approximately $11.5 million. In addition, the increase in average balance and yield earned on interest-bearing deposits in other financial institutions of $166.7 million and 54 bps, respectively, resulted in an increase in interest income of approximately $4.7 million. These increases were partially offset by a decrease in average loan balances of $141.5 million during the six months ended June 30, 2024, compared to the year-ago period, resulting in a decrease in interest income of approximately $3.0 million.

Interest Expense

Interest expense was $48.1 million for the six months ended June 30, 2024, which increased by $18.9 million, or 64.8%, from $29.2 million in the year-ago period. Due to the high interest rate environment, average rates paid on interest-bearing deposits of 1.82% increased by 78 bps and average interest-bearing deposit balances increased by $128.2 million from the year-ago period, resulting in increases in interest expense of approximately $17.8 million and $1.7 million, respectively.

Net Interest Margin

Our net interest margin of 2.90% for the six months ended June 30, 2024 decreased by 12 bps from 3.02% in the year-ago period. As previously discussed, the decrease in net interest margin for the six months ended June 30, 2024 compared to the year-ago period was primarily attributable to the aforementioned increases in average rates paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on interest-bearing deposits in other financial institutions, loans and investment securities.

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

	Three Months Ended June 30, 2024 Compared To June 30, 2023			Six Months Ended June 30, 2024 Compared To June 30, 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$1,173	$153	$1,326	$4,085	$575	$4,660
Investment securities:
Taxable investment securities (1)	(231)	1,552	1,321	(602)	1,798	1,196
Tax-exempt investment securities (1)	(59)	(104)	(163)	(126)	(208)	(334)
Total investment securities	(290)	1,448	1,158	(728)	1,590	862
Loans, including loans held for sale	(1,744)	5,711	3,967	(3,004)	11,521	8,517
FHLB stock	(49)	80	31	(110)	111	1
Total interest earning assets	(910)	7,392	6,482	243	13,797	14,040

Interest-bearing liabilities:
Interest-bearing demand deposits	(26)	105	79	(55)	270	215
Savings and money market deposits	104	4,203	4,307	158	9,206	9,364
Time deposits up to $250,000	746	2,032	2,778	1,463	4,517	5,980
Time deposits over $250,000	(805)	1,268	463	139	3,848	3,987
Total interest-bearing deposits	19	7,608	7,627	1,705	17,841	19,546
FHLB advances and other short-term borrowings	(377)	—	(377)	(1,138)	—	(1,138)
Long-term debt	3	76	79	427	97	524
Total interest-bearing liabilities	(355)	7,684	7,329	994	17,938	18,932

Net interest income	$(555)	$(292)	$(847)	$(751)	$(4,141)	$(4,892)

(1) At amortized cost.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating income:
Mortgage banking income	$1,040	$690	$350	50.7%
Service charges on deposit accounts	2,135	2,137	(2)	-0.1
Other service charges and fees	5,869	4,994	875	17.5
Income from fiduciary activities	1,449	1,068	381	35.7
Income from bank-owned life insurance	1,234	1,185	49	4.1
Other:
Equity in earnings of unconsolidated entities	49	(53)	102	-192.5
Income recovered on previously charged-off loans	43	49	(6)	-12.2
Other recoveries	20	24	(4)	-16.7
Unrealized gains (losses) on loans held for sale	(17)	(4)	(13)	325.0
Commissions on sale of checks	69	80	(11)	-13.8
Other	230	265	(35)	-13.2
Total other operating income	$12,121	$10,435	$1,686	16.2

For the second quarter of 2024, total other operating income was $12.1 million, which increased by $1.7 million, or 16.2%, from $10.4 million in the year-ago quarter. The increase was primarily due to higher other service charges and fees of $0.9 million, mortgage banking income of $0.4 million and income from fiduciary activities of $0.4 million.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating income:
Mortgage banking income	$1,653	$1,216	$437	35.9%
Service charges on deposit accounts	4,238	4,248	(10)	-0.2
Other service charges and fees	11,130	9,979	1,151	11.5
Income from fiduciary activities	2,884	2,389	495	20.7
Income from bank-owned life insurance	2,756	2,476	280	11.3
Other:
Equity in earnings of unconsolidated entities	(31)	(25)	(6)	24.0
Income recovered on previously charged-off loans	95	337	(242)	-71.8
Other recoveries	44	122	(78)	-63.9
Unrealized gains (losses) on loans held for sale	(17)	(1)	(16)	1,600.0
Commissions on sale of checks	147	160	(13)	-8.1
Other	466	543	(77)	-14.2
Total other operating income	$23,365	$21,444	$1,921	9.0

For the six months ended June 30, 2024, total other operating income was $23.4 million, which increased by $1.9 million, or 9.0%, from $21.4 million in the year-ago period. The increase from the same year-ago period was primarily due to higher other service charges and fees of $1.2 million, income from fiduciary activities of $0.5 million, mortgage banking income of $0.4 million and income from bank-owned life insurance of $0.3 million. The higher other service charges and fees was attributable to higher investment services fees, ATM and debit card fees and fees on foreign exchange. The higher income from BOLI during the six months ended June 30, 2024 was primarily attributable to volatile equity market returns and their impact on corporate-owned life insurance policies used to hedge deferred compensation expense.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$21,246	$20,848	$398	1.9%
Net occupancy	4,597	4,310	287	6.7
Computer software	4,381	4,621	(240)	-5.2
Legal and professional services	2,506	2,469	37	1.5
Equipment	995	932	63	6.8
Advertising	901	942	(41)	-4.4
Communication	657	791	(134)	-16.9
Other:
SERP expense	108	95	13	13.7
Charitable contributions	129	93	36	38.7
FDIC insurance assessment	922	1,021	(99)	-9.7
Miscellaneous loan expenses	434	310	124	40.0
ATM and debit card expenses	847	859	(12)	-1.4
Armored car expenses	458	361	97	26.9
Entertainment and promotions	428	329	99	30.1
Stationery and supplies	210	144	66	45.8
Directors’ fees and expenses	263	315	(52)	-16.5
Directors' deferred compensation plan expense (credit)	204	(172)	376	-218.6
Loss on disposal of fixed assets	13	—	13	N.M.
Other	1,852	1,635	217	13.3
Total other operating expense	$41,151	$39,903	$1,248	3.1

Not meaningful ("N.M.")

For the second quarter of 2024, total other operating expense was $41.2 million, which increased by $1.2 million, or 3.1%, from $39.9 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $0.4 million, directors' deferred compensation plan expense of $0.4 million and net occupancy of $0.3 million.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$41,981	$42,871	$(890)	-2.1%
Net occupancy	9,197	8,784	413	4.7
Computer software	8,668	9,227	(559)	-6.1
Legal and professional services	4,826	5,355	(529)	-9.9
Equipment	2,005	1,878	127	6.8
Advertising	1,815	1,875	(60)	-3.2
Communication	1,494	1,569	(75)	-4.8
Other:
SERP expense	216	190	26	13.7
Charitable contributions	328	291	37	12.7
FDIC insurance assessment	1,881	2,107	(226)	-10.7
Miscellaneous loan expenses	709	592	117	19.8
ATM and debit card expenses	1,771	1,646	125	7.6
Armored car expenses	941	709	232	32.7
Entertainment and promotions	834	871	(37)	-4.2
Stationery and supplies	382	437	(55)	-12.6
Directors’ fees and expenses	601	670	(69)	-10.3
Directors' deferred compensation plan expense (credit)	342	(392)	734	-187.2
Loss on disposal of fixed assets	16	2	14	700.0
Other	3,720	3,328	392	11.8
Total other operating expense	$81,727	$82,010	$(283)	-0.3

For the six months ended June 30, 2024, total other operating expense was $81.7 million and decreased by $0.3 million, or 0.3%, from $82.0 million in the same year-ago period. The decrease was primarily due to lower salaries and employee benefits of $0.9 million, computer software expense of $0.6 million and legal and professional services of $0.5 million, partially offset by higher directors' deferred compensation plan expense of $0.7 million compared to the same year-ago period. The lower salaries and employee benefits was primarily attributable to tighter management of personnel count.

Income Taxes

The Company recorded income tax expense of $4.8 million for the second quarter of 2024, compared to $4.5 million in the same year-ago period. The effective tax rate for the second quarter of 2024 was 23.41%, compared to 23.60% in the same year-ago period.

The Company recorded income tax expense of $8.8 million for the six months ended June 30, 2024, compared to $9.5 million in the same year-ago period. The effective tax rate for the six months ended June 30, 2024 was 23.45%, compared to 23.71% in the same year-ago period.

The decrease in the effective tax rate for the three and six months ended June 30, 2024 was primarily attributable to higher tax-exempt BOLI income compared to the same year-ago period, and lower pre-tax income compared to the same year-ago period.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $28.2 million and $29.5 million at June 30, 2024 and December 31, 2023, respectively, and was included in other assets on our consolidated balance sheets. The decrease in DTA was primarily due to projected utilization of net operating loss carryforwards, which rose in 2022 due to unrealized losses on investment securities.

The valuation allowance on our net deferred tax assets ("DTA") at June 30, 2024 and December 31, 2023 totaled $4.4 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Financial Condition

Total assets were $7.39 billion at June 30, 2024 and decreased by $255.8 million, or 3.3%, from $7.64 billion at December 31, 2023, as excess liquidity was used to pay off high-cost government time deposits that matured during the six months ended June 30, 2024.

Investment Securities

Investment securities totaled $1.29 billion at June 30, 2024, which increased by $13.0 million, or 1.0%, from $1.28 billion at December 31, 2023. The increase in the investment securities portfolio reflected purchases of $62.3 million, partially offset by principal runoff of $46.1 million and a market valuation reduction on the AFS portfolio of $3.2 million.

Loans

The following table presents outstanding loans by category and geographic location as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Hawaii:
Commercial and industrial	$415,538	$421,736	$(6,198)	(1.5)%
Real estate:
Construction	147,657	163,337	(15,680)	(9.6)
Residential mortgage	1,913,177	1,927,789	(14,612)	(0.8)
Home equity	706,811	736,524	(29,713)	(4.0)
Commercial mortgage	1,150,703	1,063,969	86,734	8.2
Consumer	287,295	322,346	(35,051)	(10.9)
Total loans	4,621,181	4,635,701	(14,520)	(0.3)
Less: ACL	(47,902)	(48,189)	287	(0.6)
Loans, net of ACL	$4,573,279	$4,587,512	$(14,233)	(0.3)

U.S. Mainland:
Commercial and industrial	$169,318	$153,971	$15,347	10.0
Real estate:
Construction	23,865	22,182	1,683	7.6
Commercial mortgage	314,667	318,933	(4,266)	(1.3)
Consumer	254,613	308,195	(53,582)	(17.4)
Total loans	762,463	803,281	(40,818)	(5.1)
Less: ACL	(14,323)	(15,745)	1,422	(9.0)
Loans, net of ACL	$748,140	$787,536	$(39,396)	(5.0)

Total:
Commercial and industrial	$584,856	$575,707	$9,149	1.6
Real estate:
Construction	171,522	185,519	(13,997)	(7.5)
Residential mortgage	1,913,177	1,927,789	(14,612)	(0.8)
Home equity	706,811	736,524	(29,713)	(4.0)
Commercial mortgage	1,465,370	1,382,902	82,468	6.0
Consumer	541,908	630,541	(88,633)	(14.1)
Total loans	5,383,644	5,438,982	(55,338)	(1.0)
Less: ACL	(62,225)	(63,934)	1,709	(2.7)
Loans, net of ACL	$5,321,419	$5,375,048	$(53,629)	(1.0)

Loans, net of deferred costs, totaled $5.38 billion at June 30, 2024, which decreased by $55.3 million, or 1.02%, from $5.44 billion at December 31, 2023. The decrease was primarily due to decreases in consumer of $88.6 million, home equity of

$29.7 million, residential mortgage loans of $14.6 million, and construction of $14.0 million. These decreases were partially offset by increases in commercial mortgage of $82.5 million and commercial and industrial of $9.1 million.

The Hawaii loan portfolio decreased by $14.5 million, or 0.3%, from December 31, 2023. The decrease reflected decreases in consumer of $35.1 million, home equity of $29.7 million, construction of $15.7 million, residential mortgage of $14.6 million and commercial and industrial of $6.2 million. These decreases were partially offset by an increase in commercial mortgage of $86.7 million.

The U.S. Mainland loan portfolio decreased by $40.8 million, or 5.1% from December 31, 2023. The decrease was primarily attributable to a decrease in consumer loans of $53.6 million, as the Company continued its strategy to let the US. Mainland consumer loan portfolio to runoff with minimal purchases in the current quarter. The decrease was partially offset by an increase in commercial and industrial loans of $15.3 million.

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$355	$432	$(77)	(17.8)%
Real estate:
Residential mortgage	7,991	4,962	3,029	61.0
Home equity	1,247	834	413	49.5
Commercial mortgage	77	77	—	—
Consumer	587	703	(116)	(16.5)
Total nonaccrual loans	10,257	7,008	3,249	46.4
Other real estate owned ("OREO")	—	—	—	N.M.
Total NPAs	10,257	7,008	3,249	46.4

Accruing Loans 90+ Days Past Due
Real estate:
Residential mortgage	1,273	—	1,273	N.M.
Home equity	135	229	(94)	(41.0)
Consumer	896	1,083	(187)	(17.3)
Total accruing loans 90+ days past due	2,304	1,312	992	75.6

Total NPAs and accruing loans 90+ days past due	$12,561	$8,320	$4,241	51.0

Ratio of nonaccrual loans to total loans	0.19%	0.13%		0.06%
Ratio of NPAs to total assets	0.14	0.09		0.05
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.23	0.15		0.08
Ratio of classified assets and OREO to tier 1 capital and ACL	2.78	3.41		(0.63)

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2023	$7,008
Additions	6,712
Reductions:
Payments	(626)
Return to accrual status	(225)
Charge-offs, valuation and other adjustments	(2,612)
Total reductions	(3,463)
Net increase	3,249
Balance at June 30, 2024	$10,257

Nonperforming assets totaled $10.3 million, or 0.14% of total assets at June 30, 2024, compared to $7.0 million, or 0.09% of total assets at December 31, 2023. The increase in nonperforming assets from December 31, 2023 was primarily attributable to additions to nonaccrual loans totaling $6.7 million, partially offset by $0.6 million in repayments of nonaccrual loans, $0.2 million in loans returned to accrual status and $2.6 million in net charge-offs, valuation and other adjustments. The additional nonaccrual loans in the residential mortgage category are well-collateralized.

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and six months ended June 30, 2024, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

In response to the Maui wildfires in August 2023, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis. The loan payment deferrals were not considered more than minor and thus were not reportable as loan modifications to borrowers facing financial difficulty. As of June 30, 2024, all of the loan deferrals have returned to payment status.

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

Loans identified as TDRs prior to our adoption of ASU 2022-02 included in nonperforming assets at June 30, 2024 and December 31, 2023 consisted of five Hawaii loans with a combined principal balance of $0.8 million and $0.9 million, respectively. There were $2.0 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest at June 30, 2024, none of which were more than 90 days delinquent. At December 31, 2023, there were $2.1 million of loans identified as TDRs prior to our adoption of ASU 2022-02 still accruing interest, none of which were more than 90 days delinquent.

Criticized loans at June 30, 2024 declined by $14.8 million from December 31, 2023 to $35.3 million, or 0.7% of the total loan portfolio. Special mention loans declined by $10.5 million to $14.3 million, or 0.3% of the total loan portfolio. Classified loans declined by $4.3 million to $21.0 million, or 0.4% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 2.78% at June 30, 2024, which decreased from 3.41% at December 31, 2023.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL as of the dates and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for Credit Losses:
Balance at beginning of period	$63,532	$63,099	$63,934	$63,738

Provision (credit) for credit losses on loans	2,448	4,135	6,569	5,750

Charge-offs:
Commercial and industrial	(519)	(362)	(1,201)	(1,141)
Real estate:
Residential mortgage	(284)	—	(284)	—
Consumer	(4,345)	(3,873)	(9,183)	(6,559)
Total charge-offs	(5,148)	(4,235)	(10,668)	(7,700)

Recoveries:
Commercial and industrial	130	125	220	375
Real estate:
Residential mortgage	9	7	17	60
Home equity	—	15	6	15
Consumer	1,254	703	2,147	1,611
Total recoveries	1,393	850	2,390	2,061
Net charge-offs	(3,755)	(3,385)	(8,278)	(5,639)
Balance at end of period	$62,225	$63,849	$62,225	$63,849

Average loans, net of deferred fees and costs	$5,385,829	$5,543,398	$5,393,193	$5,534,741
Ratio of annualized net charge-offs to average loans	0.28%	0.24%	0.31%	0.20%
Ratio of ACL to total loans	1.16%	1.16%	1.16%	1.16%
Ratio of ACL to nonaccrual loans	607%	577%	607%	577%

Our ACL totaled $62.2 million at June 30, 2024, compared to $63.9 million at December 31, 2023 and $63.8 million at June 30, 2023.

During the second quarter of 2024, we recorded a provision for credit losses on loans of $2.4 million and net charge-offs of $3.8 million. During the six months ended June 30, 2024, we recorded a provision for credit losses on loans of $6.6 million and net charge-offs of $8.3 million.

The decrease in the provision for credit losses on loans during the second quarter of 2024, compared to the same year-ago period, was primarily due to a decrease in loan balances outstanding and improvements in the Hawaii economic forecast assumptions used in the Company's estimate of the ACL in the current quarter. The increase in the provision for credit losses on loans during the six months ended June 30, 2024, compared to the same year-ago period, was primarily due to higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio.

Our ratio of ACL to total loans was 1.16% at June 30, 2024, compared to 1.18% at December 31, 2023 and 1.16% at June 30, 2023.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Deposits

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand deposits	$1,847,173	$1,913,379	$(66,206)	(3.5)%
Interest-bearing demand deposits	1,283,669	1,329,189	(45,520)	(3.4)
Savings and money market deposits	2,234,111	2,209,733	24,378	1.1
Time deposits up to $250,000	547,212	533,898	13,314	2.5
Core deposits	5,912,165	5,986,199	(74,034)	(1.2)
Government time deposits	193,833	374,581	(180,748)	(48.3)
Other time deposits greater than $250,000	476,457	486,812	(10,355)	(2.1)
Total time deposits greater than $250,000	670,290	861,393	(191,103)	(22.2)
Total deposits	$6,582,455	$6,847,592	$(265,137)	(3.9)

The Company's deposit portfolio is diversified and long-tenured as it is built upon a business model based on long-term customer relationships. Approximately 50% of deposit customers have been banking with us for more than 10 years.

Our total deposits of $6.58 billion at June 30, 2024 decreased by $265.1 million, or 3.9%, from total deposits of $6.85 billion at December 31, 2023. The decreases in government time deposits of $180.7 million, noninterest-bearing demand deposits of $66.2 million, interest-bearing demand deposits of $45.5 million and other time deposits greater than $250,000 of $10.4 million were partially offset by increases in savings and money market deposits of $24.4 million, and time deposits up to $250,000 of $13.3 million. Due to the high interest rate environment, we continued to see a shift in the composition of the deposit portfolio from demand deposits to savings and money market and time deposits. The decline in government time deposits was largely due to planned runoff of high-cost government time deposits that matured during the six months ended June 30, 2024.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.91 billion at June 30, 2024 and decreased by $74.0 million, from $5.99 billion at December 31, 2023. Core deposits as a percentage of total deposits was 89.8% at June 30, 2024, compared to 87.4% at December 31, 2023. Our average cost of total deposits was 132 bps during the six months ended June 30, 2024, compared to 72 bps during the same year-ago period.

The Company had estimated uninsured deposits of $2.72 billion, or 41% of total deposits as of June 30, 2024, compared to an estimated $2.91 billion, or 42% of total deposits as of December 31, 2023. The Company had fully collateralized deposits of approximately $352.7 million and $536.3 million as of June 30, 2024 and December 31, 2023, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.37 billion, or 36% of total deposits as of June 30, 2024, compared to the estimated $2.37 billion, or 35% of total deposits as of December 31, 2023.

The following table presents the amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of June 30, 2024:

(dollars in thousands)	June 30, 2024
Remaining maturity:
Three months or less	$399,181
Over three through twelve months	265,394
Over one year through three years	5,215
Over three years	500
Total	$670,290

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

Common Equity

Our total shareholders' equity was $518.6 million at June 30, 2024, compared to $503.8 million at December 31, 2023. The change in total shareholders' equity was primarily attributable to net income of $28.8 million, partially offset by cash dividends declared of $14.1 million, the repurchase of $0.9 million in shares of our common stock under our stock repurchase programs, and other comprehensive loss of $0.1 million in the six months ended June 30, 2024.

Our total shareholders' equity to total assets ratio was 7.02% at June 30, 2024, compared to 6.59% at December 31, 2023. Our book value per share was $19.16 and $18.63 at June 30, 2024 and December 31, 2023, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of $24.8 million and $22.1 million as of June 30, 2024 and December 31, 2023, respectively.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $180.7 million and $169.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, the Company repurchased 49,960 shares of common stock, at an aggregate cost of $0.9 million under the Company's share repurchase program. As of June 30, 2024, $19.1 million remained available for repurchase under the Company's 2024 Repurchase Plan.

Trust Preferred Securities

As of June 30, 2024, the Company has two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 456 bps. The subordinated notes had a carrying value of $54.7 million at June 30, 2024, which was net of unamortized debt issuance costs of $0.3 million that is being amortized over the expected life.

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

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. The leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for the Company and the Bank as of June 30, 2024 and December 31, 2023, were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
June 30, 2024
Leverage capital	$691,278	9.3%	$298,529	4.0%	N/A	N/A
Tier 1 risk-based capital	691,278	12.8	323,154	6.0	N/A	N/A
Total risk-based capital	811,814	15.1	430,873	8.0	N/A	N/A
CET1 risk-based capital	641,278	11.9	242,366	4.5	N/A	N/A

December 31, 2023
Leverage capital	$676,536	8.8%	$305,843	4.0%	N/A	N/A
Tier 1 risk-based capital	676,536	12.4	328,609	6.0	N/A	N/A
Total risk-based capital	799,175	14.6	438,146	8.0	N/A	N/A
CET1 risk-based capital	626,536	11.4	246,457	4.5	N/A	N/A

Central Pacific Bank
June 30, 2024
Leverage capital	$715,128	9.6%	$298,017	4.0%	$372,521	5.0%
Tier 1 risk-based capital	715,128	13.3	322,360	6.0	429,813	8.0
Total risk-based capital	780,664	14.5	429,813	8.0	537,266	10.0
CET1 risk-based capital	715,128	13.3	241,770	4.5	349,223	6.5

December 31, 2023
Leverage capital	$704,512	9.2%	$305,375	4.0%	$381,719	5.0%
Tier 1 risk-based capital	704,512	12.9	327,902	6.0	437,203	8.0
Total risk-based capital	772,151	14.1	437,203	8.0	546,503	10.0
CET1 risk-based capital	704,512	12.9	245,926	4.5	355,227	6.5

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

	June 30, 2024		December 31, 2023
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	0.05%	(0.88)%	1.69%	2.51%
+200 bps	(0.14)%	(0.57)%	1.00%	1.61%
+100bps	(0.19)%	(0.28)%	0.39%	0.68%
-100bps	0.69%	(1.14)%	(1.26)%	(1.73)%
-200 bps	(1.66)%	(2.60)%	(2.53)%	(3.59)%
-300 bps	(2.69)%	(4.25)%	(3.86)%	(5.65)%

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

As of June 30, 2024, the Company had $298.9 million in cash on its balance sheet and approximately $2.56 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 121%. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

During the three months ended June 30, 2024, the Company did not repurchase any shares of common stock under the Company's share repurchase program.

As of June 30, 2024, $19.1 million in share repurchase authorization remained available for repurchase under the Company's 2024 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2024	—	$—	—	$19,054,953
May 1-31, 2024	1,031	21.29	—	19,054,953
June 1-30, 2024	—	—	—	19,054,953
Total	1,031	$21.29	—	19,054,953

[1] During the three months ended June 30, 2024, 1,031 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

Date:	July 31, 2024	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)