Form 10-Q
period 2024-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2024-10-30
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 18, 2024 was 27,064,501 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and due from financial institutions	$100,064	$116,181
Interest-bearing deposits in other financial institutions	226,505	406,256
Investment securities:
Available-for-sale debt securities, at fair value	723,453	647,210
Held-to-maturity debt securities, at amortized cost; fair value of: $546,990 at September 30, 2024 and $565,178 at December 31, 2023	606,117	632,338
Total investment securities	1,329,570	1,279,548
Loans held for sale	1,609	1,778
Loans	5,342,609	5,438,982
Less: allowance for credit losses	(61,647)	(63,934)
Loans, net of allowance for credit losses	5,280,962	5,375,048
Premises and equipment, net	104,575	96,184
Accrued interest receivable	23,942	21,511
Investment in unconsolidated entities	54,836	41,546
Mortgage servicing rights, net	8,513	8,696
Bank-owned life insurance	175,914	170,706
Federal Home Loan Bank of Des Moines ("FHLB") stock	6,929	6,793
Right-of-use lease assets	32,192	29,720
Other assets	69,819	88,829
Total assets	$7,415,430	$7,642,796
Liabilities
Deposits:
Noninterest-bearing demand	$1,838,009	$1,913,379
Interest-bearing demand	1,255,382	1,329,189
Savings and money market	2,336,323	2,209,733
Time	1,153,299	1,395,291
Total deposits	6,583,013	6,847,592
Long-term debt, net of unamortized debt issuance costs of $263 at September 30, 2024 and $445 at December 31, 2023	156,284	156,102
Lease liabilities	33,807	30,634
Accrued interest payable	12,980	18,948
Other liabilities	85,621	85,705
Total liabilities	6,871,705	7,138,981
Contingent liabilities and other commitments (see Note 16)
Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,064,501 at September 30, 2024 and 27,045,033 at December 31, 2023	404,494	405,439
Additional paid-in capital	104,794	102,982
Retained earnings	138,951	117,990
Accumulated other comprehensive loss	(104,514)	(122,596)
Total equity	543,725	503,815
Total liabilities and equity	$7,415,430	$7,642,796

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$65,469	$62,162	$192,710	$180,886
Interest and dividends on investment securities:
Taxable investment securities	8,975	7,016	24,652	21,497
Tax-exempt investment securities	551	709	1,804	2,226
Interest on deposits in other financial institutions	2,775	2,412	8,589	3,566
Dividend income on FHLB stock	127	113	384	369
Total interest income	77,897	72,412	228,139	208,544
Interest expense:
Interest on deposits:
Demand	484	460	1,473	1,234
Savings and money market	10,235	6,464	27,655	14,520
Time	11,040	11,268	36,203	26,464
Interest on short-term borrowings	—	—	1	1,139
Interest on long-term debt	2,287	2,292	6,848	6,329
Total interest expense	24,046	20,484	72,180	49,686
Net interest income	53,851	51,928	155,959	158,858
Provision for credit losses	2,833	4,874	9,008	11,045
Net interest income after provision for credit losses	51,018	47,054	146,951	147,813
Other operating income:
Mortgage banking income	822	765	2,475	1,981
Service charges on deposit accounts	2,167	2,193	6,405	6,441
Other service charges and fees	5,947	5,203	17,077	15,182
Income from fiduciary activities	1,447	1,234	4,331	3,623
Income from bank-owned life insurance	1,897	379	4,653	2,855
Net loss on sales of investment securities	—	(135)	—	(135)
Other	454	408	1,158	1,544
Total other operating income	12,734	10,047	36,099	31,491
Other operating expense:
Salaries and employee benefits	22,299	19,015	64,280	61,886
Net occupancy	4,612	4,725	13,809	13,509
Computer software	4,590	4,473	13,258	13,700
Legal and professional services	2,460	2,359	7,286	7,714
Equipment	972	1,112	2,977	2,990
Advertising	889	968	2,704	2,843
Communication	740	809	2,234	2,378
Other	10,125	6,150	21,866	16,601
Total other operating expense	46,687	39,611	128,414	121,621
Income before income taxes	17,065	17,490	54,636	57,683
Income tax expense	3,760	4,349	12,569	13,880
Net income	$13,305	$13,141	$42,067	$43,803
Per common share data:
Basic earnings per share	$0.49	$0.49	$1.55	$1.62
Diluted earnings per share	$0.49	$0.49	$1.55	$1.62
Basic weighted average shares outstanding	27,064,035	27,042,762	27,054,737	27,022,141
Diluted weighted average shares outstanding	27,194,625	27,079,484	27,137,985	27,081,541

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$13,305	$13,141	$42,067	$43,803
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	19,942	(18,061)	15,036	(12,880)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,413	1,488	3,993	4,164
Net change in fair value of derivatives	(3,177)	2,313	(946)	3,190
Supplemental Executive Retirement Plans	(1)	(12)	(1)	(37)
Total other comprehensive income (loss), net of tax	18,177	(14,272)	18,082	(5,563)
Comprehensive income (loss)	$31,482	$(1,131)	$60,149	$38,240

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203
Net income	—	—	—	—	15,817	—	15,817
Other comprehensive income	—	—	—	—	—	1,632	1,632
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,036)	—	(7,036)
Share-based compensation	21,318	—	—	1,031	—	—	1,031
Balance at June 30, 2024	27,063,644	$—	$404,494	$104,161	$132,683	$(122,691)	$518,647
Net income	—	—	—	—	13,305	—	13,305
Other comprehensive income	—	—	—	—	—	18,177	18,177
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,037)	—	(7,037)
Share-based compensation	857	—	—	633	—	—	633
Balance at September 30, 2024	27,064,501	$—	$404,494	$104,794	$138,951	$(104,514)	$543,725

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$452,871
Net income	—	—	—	—	16,187	—	16,187
Other comprehensive income	—	—	—	—	—	11,256	11,256
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,025)	—	(7,025)
Common stock repurchased and retired and other related costs	(101,760)	—	(2,205)	—	—	—	(2,205)
Share-based compensation	82,235	—	—	(158)	—	—	(158)
Balance at March 31, 2023	27,005,545	—	405,866	101,188	96,600	(132,728)	470,926
Net income	—	—	—	—	14,475	—	14,475
Other comprehensive loss	—	—	—	—	—	(2,547)	(2,547)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,029)	—	(7,029)
Common stock repurchased and retired and other related costs	(23,750)	—	(355)	—	—	—	(355)
Share-based compensation	63,997	—	—	809	—	—	809
Balance at June 30, 2023	27,045,792	$—	$405,511	$101,997	$104,046	$(135,275)	$476,279
Net income	—	—	—	—	13,141	—	13,141
Other comprehensive loss	—	—	—	—	—	(14,272)	(14,272)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,031)	—	(7,031)
Common stock repurchased and retired and other related costs	(4,500)	—	(72)	—	—	—	(72)
Share-based compensation	1,877	—	—	553	—	—	553
Balance at September 30, 2023	27,043,169	$—	$405,439	$102,550	$110,156	$(149,547)	$468,598

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$42,067	$43,803
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,008	11,045
Depreciation and amortization of premises and equipment	5,133	5,204
Loss on disposal of premises and equipment	55	9
Cash flows from operating leases	(4,246)	(3,950)
Amortization of mortgage servicing rights	583	538
Net amortization and accretion of premium/discounts on investment securities	1,558	2,385
Share-based compensation	1,812	1,204
Net loss (gain) on sales of investment securities	—	135
Net gain on sales of residential mortgage loans	(923)	(565)
Proceeds from sales of loans held for sale	47,771	30,143
Originations of loans held for sale	(46,679)	(28,473)
Equity in losses of and distributions from unconsolidated entities	24	56
Net increase in cash surrender value of bank-owned life insurance	(4,653)	(3,203)
Deferred income tax expense	13,369	8,955
Net tax expense (benefit) from share-based compensation	191	(20)
Net change in other assets and liabilities	(858)	16,234
Net cash provided by operating activities	64,212	83,500
Cash flows from investing activities:
Proceeds from maturities of and calls on available-for-sale investment securities	38,819	44,812
Purchases of investment securities available-for-sale	(95,533)	(19,057)
Proceeds from sale of investment securities	—	1,405
Proceeds from maturities of and calls on held-to-maturity investment securities	30,987	29,823
Net repayments of loans	111,592	46,520
Purchases of loan portfolios	(27,115)	(19,659)
Proceeds from sales of loans originated for investment	—	9,629
Purchases of bank-owned life insurance	(2,803)	—
Proceeds from bank-owned life insurance death benefits	2,248	2,627
Net purchases of premises, equipment and land	(13,579)	(10,969)
Net return of capital from unconsolidated entities	—	495
Contributions to unconsolidated entities	(17,930)	(395)
Net sales of FHLB stock	(136)	(1,849)
Net cash provided by investing activities	26,550	83,382
Cash flows from financing activities:
Net (decrease) increase in deposits	(264,579)	138,522
Net decrease in FHLB advances and other short-term borrowings	—	(5,000)
Proceeds from long-term debt	—	50,000
Cash dividends paid on common stock	(21,106)	(21,085)
Repurchases of common stock and other related costs	(945)	(2,632)
Net cash (used in) provided by financing activities	(286,630)	159,805
Net (decrease) increase in cash and cash equivalents	(195,868)	326,687
Cash and cash equivalents at beginning of period	522,437	112,044
Cash and cash equivalents at end of period	$326,569	$438,731

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78,148	$37,673
Income taxes	—	7,316
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	6,187	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	5,425	3,644

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

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

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities at September 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$147,833	$18	$(24,670)	$123,181	$—
Corporate securities	35,373	—	(2,819)	32,554	—
U.S. Treasury and other government-sponsored entities and agencies	59,632	1,323	(1,725)	59,230	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	433,493	857	(48,054)	386,296	—
Residential - Non-government agencies	18,085	471	(722)	17,834	—
Commercial - U.S. government-sponsored entities and agencies	101,018	425	(12,414)	89,029	—
Commercial - Non-government agencies	15,331	5	(7)	15,329	—
Total available-for-sale investment securities	$810,765	$3,099	$(90,411)	$723,453	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$42,013	$—	$(7,283)	$34,730	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	564,104	63	(51,907)	512,260	—
Total held-to-maturity investment securities	$606,117	$63	$(59,190)	$546,990	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

During the three and nine months ended September 30, 2024, the Company recorded income from the interest rate swap of $1.1 million and $1.9 million, respectively, in interest income on taxable investment securities on the Company's consolidated statements of income.

During the three and nine months ended September 30, 2024, the Company recorded a total of $1.9 million and $5.4 million, respectively, in amortization of unrecognized losses on investment securities transferred from AFS to HTM. During the three and nine months ended September 30, 2023, the Company recorded a total of $2.0 million and $5.7 million, respectively, in amortization of unrecognized losses on investment securities transferred from AFS to HTM.

The Company elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets.

Accrued interest receivable on investment securities totaled $4.2 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively.

The amortized cost, estimated fair value and weighted average yield of our AFS and HTM debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-sale:
Debt securities:
Due in one year or less	$4,287	$4,300	5.88%
Due after one year through five years	58,844	56,071	2.78
Due after five years through ten years	58,523	57,627	3.92
Due after ten years	121,184	96,967	2.43
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	433,493	386,296	2.27
Residential - Non-government agencies	18,085	17,834	5.59
Commercial - U.S. government-sponsored entities and agencies	101,018	89,029	2.73
Commercial - Non-government agencies	15,331	15,329	4.55
Total available-for-sale securities	$810,765	$723,453	2.67%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due after ten years	$42,013	$34,730	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	564,104	512,260	1.90
Total held-to-maturity securities	$606,117	$546,990	1.92%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%

The Company did not sell any investment securities during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company sold two AFS commercial mortgage-backed securities issued by non-government agencies. The investment securities had a cost basis of $1.5 million and were sold at a loss of $0.1 million.

Investment securities with carrying values totaling $796.8 million and $990.4 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity at September 30, 2024 and December 31, 2023.

The following tables summarize AFS and HTM investment securities, which were in a loss position as of the dates presented, aggregated by major security type and length of time in a continuous loss position. There were a total of 212 and 208 AFS investment securities which were in an unrealized loss position, without an ACL, at September 30, 2024 and December 31, 2023, respectively. There were a total of 82 HTM investment securities which were in an unrecognized loss position, without an ACL, at September 30, 2024 and December 31, 2023.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$4,600	$(33)	$111,552	$(24,637)	$116,152	$(24,670)
Corporate securities	—	—	32,554	(2,819)	32,554	(2,819)
U.S. Treasury and other government-sponsored entities and agencies	1,308	(26)	14,498	(1,699)	15,806	(1,725)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	23,295	(183)	329,454	(47,871)	352,749	(48,054)
Residential - Non-government agencies	—	—	7,992	(722)	7,992	(722)
Commercial - U.S. government-sponsored entities and agencies	1,275	(107)	68,444	(12,307)	69,719	(12,414)
Commercial - Non-government agencies	—	—	5,425	(7)	5,425	(7)
Total	$30,478	$(349)	$569,919	$(90,062)	$600,397	$(90,411)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,730	$(7,283)	$34,730	$(7,283)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	504,405	(51,907)	504,405	(51,907)
Total	$—	$—	$539,135	$(59,190)	$539,135	$(59,190)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale:
Debt securities:
States and political subdivisions	$534	$(1)	$114,601	$(29,809)	$115,135	$(29,810)
Corporate securities	—	—	31,414	(4,317)	31,414	(4,317)
U.S. Treasury and other government-sponsored entities and agencies	2,893	(87)	16,286	(1,854)	19,179	(1,941)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	367,887	(63,607)	367,887	(63,607)
Residential - Non-government agencies	—	—	8,169	(980)	8,169	(980)
Commercial - U.S. government-sponsored entities and agencies	6,467	(1)	44,447	(7,403)	50,914	(7,404)
Commercial - Non-government agencies	9,663	(130)	5,293	(58)	14,956	(188)
Total	$19,557	$(219)	$588,097	$(108,028)	$607,654	$(108,247)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2023
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$35,253	$(6,706)	$35,253	$(6,706)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	8,853	(33)	512,378	(60,482)	521,231	(60,515)
Total	$8,853	$(33)	$547,631	$(67,188)	$556,484	$(67,221)

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

The Company has evaluated its AFS and HTM investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. The Company does not intend to sell the AFS and HTM securities that were in an unrecognized or unrealized loss position as of September 30, 2024 and December 31, 2023, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity. Therefore, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$599,556	$576,038
Real estate:
Construction	158,523	185,994
Residential mortgage	1,897,526	1,927,206
Home equity	695,175	734,500
Commercial mortgage	1,472,230	1,384,579
Consumer	520,014	630,898
Gross loans	5,343,024	5,439,215
Deferred fees and costs, net	(415)	(233)
Total loans, net of deferred fees and costs	$5,342,609	$5,438,982

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.5 million and $17.1 million at September 30, 2024 and December 31, 2023, respectively, and was reported together with accrued interest receivable on investment securities and other assets on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The Company did not transfer any other loans to the held for sale category during the three and nine months ended September 30, 2024 and 2023 and did not sell any other loans originally held for investment during the three and nine months ended September 30, 2024 and 2023.

The following tables present the loan purchase information at the time of purchase by class during the periods presented. None of these loan purchases were categorized as purchased credit deteriorated ("PCD") and there were no loans categorized as PCD during the periods presented. There were no loan purchases made during the three months ended September 30, 2023.

	Three Months Ended September 30, 2024
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$—	$14,731	$14,731
Premium	—	921	921
Purchase price	$—	$15,652	$15,652

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$—	$27,115	$27,115	$3,932	$15,159	$19,091
Premium	—	1,168	1,168	—	568	568
Purchase price	$—	$28,283	$28,283	$3,932	$15,727	$19,659

Foreclosure Proceedings

The Company did not own any foreclosed properties as of September 30, 2024 and December 31, 2023. The Company did not sell any foreclosed properties during the three and nine months ended September 30, 2024 and 2023.

The Company had $3.8 million and $2.3 million of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure at September 30, 2024 and December 31, 2023, respectively.

The Company did not have any commercial real estate loans in the process of foreclosure at September 30, 2024. The Company had commercial real estate loans totaling $0.1 million in the process of foreclosure at December 31, 2023.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
September 30, 2024
Commercial and industrial	$1,924	$688	$—	$376	$2,988	$596,459	$599,447	$—
Real estate:
Construction	—	—	—	—	—	158,126	158,126	—
Residential mortgage	—	1,990	13	9,680	11,683	1,886,236	1,897,919	9,680
Home equity	387	254	135	915	1,691	695,432	697,123	915
Commercial mortgage	203	—	—	—	203	1,470,107	1,470,310	—
Consumer	4,644	1,667	481	626	7,418	512,266	519,684	—
Total	$7,158	$4,599	$629	$11,597	$23,983	$5,318,626	$5,342,609	$10,595

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2023
Commercial and industrial	$513	$169	$—	$432	$1,114	$574,593	$575,707	$—
Real estate:
Construction	—	—	—	—	—	185,519	185,519	—
Residential mortgage	3,082	2,140	—	4,962	10,184	1,917,605	1,927,789	4,855
Home equity	804	400	229	834	2,267	734,257	736,524	834
Commercial mortgage	—	—	—	77	77	1,382,825	1,382,902	77
Consumer	5,677	2,329	1,083	703	9,792	620,749	630,541	—
Total	$10,076	$5,038	$1,312	$7,008	$23,434	$5,415,548	$5,438,982	$5,766

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

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
September 30, 2024
Real estate:
Residential mortgage	$9,679	$—	$9,679	$—
Home equity	915	—	915	—
Total	$10,594	$—	$10,594	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
December 31, 2023
Real estate:
Residential mortgage	$6,450	$—	$6,450	$47
Home equity	834	—	834	—
Commercial mortgage	—	77	77	—
Total	$7,284	$77	$7,361	$47

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three and nine months ended September 30, 2024, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring ("TDR").

There were $0.8 million of TDRs included in nonperforming assets at September 30, 2024, compared to $0.9 million at December 31, 2023. There were $1.9 million of TDRs that were still accruing interest at September 30, 2024, compared to $2.1 million at December 31, 2023. None of the TDRs still accruing interest at September 30, 2024 and December 31, 2023 were more than 90 days delinquent.

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

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
September 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$125,093	$56,889	$75,837	$71,370	$26,287	$149,077	$88,324	$592,877
Special Mention	—	587	297	2,579	—	—	—	3,463
Substandard	2,380	236	58	121	—	312	—	3,107
Subtotal	127,473	57,712	76,192	74,070	26,287	149,389	88,324	599,447
Construction:
Risk Rating
Pass	6,508	19,346	47,954	35,859	13,342	35,117	—	158,126
Subtotal	6,508	19,346	47,954	35,859	13,342	35,117	—	158,126
Residential mortgage:
Risk Rating
Pass	55,009	92,858	261,649	596,350	400,545	480,913	—	1,887,324
Substandard	—	—	1,599	294	1,862	6,840	—	10,595
Subtotal	55,009	92,858	263,248	596,644	402,407	487,753	—	1,897,919
Home equity:
Risk Rating
Pass	1,231	11,997	29,158	18,224	7,611	24,418	603,434	696,073
Substandard	—	—	—	—	—	915	135	1,050
Subtotal	1,231	11,997	29,158	18,224	7,611	25,333	603,569	697,123
Commercial mortgage:
Risk Rating
Pass	122,037	95,562	238,401	225,176	112,347	657,231	5,911	1,456,665
Special Mention	—	623	—	1,438	—	5,185	—	7,246
Substandard	—	—	—	1,088	—	5,311	—	6,399
Subtotal	122,037	96,185	238,401	227,702	112,347	667,727	5,911	1,470,310
Consumer:
Risk Rating
Pass	32,636	91,838	192,185	103,112	24,048	19,153	55,605	518,577
Substandard	20	40	254	175	35	578	5	1,107
Subtotal	32,656	91,878	192,439	103,287	24,083	19,731	55,610	519,684
Total	$344,914	$369,976	$847,392	$1,055,786	$586,077	$1,385,050	$753,414	$5,342,609

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$83,333	$82,649	$77,551	$32,831	$42,162	$152,940	$90,177	$561,643
Special Mention	—	—	2,916	—	—	944	93	3,953
Substandard	37	1,189	576	662	571	7,026	50	10,111
Subtotal	83,370	83,838	81,043	33,493	42,733	160,910	90,320	575,707
Construction:
Risk Rating
Pass	8,434	52,596	69,203	18,878	2,136	31,090	2,778	185,115
Special Mention	—	—	404	—	—	—	—	404
Subtotal	8,434	52,596	69,607	18,878	2,136	31,090	2,778	185,519
Residential mortgage:
Risk Rating
Pass	101,473	266,314	609,648	414,430	144,312	385,452	—	1,921,629
Special Mention	—	—	—	—	—	268	—	268
Substandard	—	1,057	299	931	818	2,787	—	5,892
Subtotal	101,473	267,371	609,947	415,361	145,130	388,507	—	1,927,789
Home equity:
Risk Rating
Pass	12,229	32,208	19,589	8,766	6,372	17,379	638,917	735,460
Substandard	—	—	—	—	66	998	—	1,064
Subtotal	12,229	32,208	19,589	8,766	6,438	18,377	638,917	736,524
Commercial mortgage:
Risk Rating
Pass	96,479	256,660	202,933	115,055	112,578	566,325	6,311	1,356,341
Special Mention	—	—	—	—	10,513	9,638	—	20,151
Substandard	—	—	2,587	—	1,654	2,169	—	6,410
Subtotal	96,479	256,660	205,520	115,055	124,745	578,132	6,311	1,382,902
Consumer:
Risk Rating
Pass	88,593	261,752	144,341	36,431	27,970	10,538	59,130	628,755
Substandard	58	231	205	87	83	1,084	10	1,758
Loss	—	—	—	—	—	28	—	28
Subtotal	88,651	261,983	144,546	36,518	28,053	11,650	59,140	630,541
Total	$390,636	$954,656	$1,130,252	$628,071	$349,235	$1,188,666	$797,466	$5,438,982

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Nine Months Ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$69	$150	$241	$203	$33	$1,168	$1,864
Real estate:
Residential mortgage	—	—	175	—	—	208	383
Consumer	75	518	7,944	3,243	408	951	13,139
Gross charge-offs	$144	$668	$8,360	$3,446	$441	$2,327	$15,386

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Nine Months Ended September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$143	$239	$145	$—	$265	$751	$1,543
Consumer	4	4,988	4,158	871	627	621	11,269
Gross charge-offs	$147	$5,227	$4,303	$871	$892	$1,372	$12,812

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL for loans during the periods presented:

(dollars in thousands)		Real Estate
Three Months Ended September 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225
Provision (credit) for credit losses on loans	617	(1,230)	1,052	(1,360)	1,204	2,757	3,040
Subtotal	7,688	2,568	16,441	2,469	18,541	17,558	65,265
Charge-offs	(663)	—	(99)	—	—	(3,956)	(4,718)
Recoveries	158	—	8	—	—	934	1,100
Net (charge-offs) recoveries	(505)	—	(91)	—	—	(3,022)	(3,618)
Ending balance	$7,183	$2,568	$16,350	$2,469	$18,541	$14,536	$61,647

(dollars in thousands)		Real Estate
Three Months Ended September 30, 2023	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$6,946	$3,654	$12,233	$3,965	$17,365	$19,686	$63,849
Provision (credit) for credit losses on loans	(330)	953	1,727	(913)	1,738	1,351	4,526
Subtotal	6,616	4,607	13,960	3,052	19,103	21,037	68,375
Charge-offs	(402)	—	—	—	—	(4,710)	(5,112)
Recoveries	261	1	10	—	—	982	1,254
Net (charge-offs) recoveries	(141)	1	10	—	—	(3,728)	(3,858)
Ending balance	$6,475	$4,608	$13,970	$3,052	$19,103	$17,309	$64,517

(dollars in thousands)		Real Estate
Nine Months Ended September 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	1,488	(1,436)	2,082	(1,038)	998	7,515	9,609
Subtotal	8,669	2,568	16,708	2,463	18,541	24,594	73,543
Charge-offs	(1,864)	—	(383)	—	—	(13,139)	(15,386)
Recoveries	378	—	25	6	—	3,081	3,490
Net (charge-offs) recoveries	(1,486)	—	(358)	6	—	(10,058)	(11,896)
Ending balance	$7,183	$2,568	$16,350	$2,469	$18,541	$14,536	$61,647

(dollars in thousands)		Real Estate
Nine Months Ended September 30, 2023	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	558	1,740	2,096	(1,077)	1,201	5,758	10,276
Subtotal	7,382	4,607	13,900	3,037	19,103	25,985	74,014
Charge-offs	(1,543)	—	—	—	—	(11,269)	(12,812)
Recoveries	636	1	70	15	—	2,593	3,315
Net (charge-offs) recoveries	(907)	1	70	15	—	(8,676)	(9,497)
Ending balance	$6,475	$4,608	$13,970	$3,052	$19,103	$17,309	$64,517

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities, during the periods presented. The (credit) provision for off-balance sheet credit exposures is included in the provision for credit losses on the Company's income statement during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$3,312	$3,664	$3,706	$3,243
(Credit) provision for off-balance sheet credit exposures	(207)	348	(601)	769
Ending balance	$3,105	$4,012	$3,105	$4,012

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Investments in low-income housing tax credit partnerships, net of amortization	$51,152	$37,838
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	87	111
Other	2,050	2,050
Total	$54,836	$41,546

The Company had commitments to fund low-income housing tax credit ("LIHTC") partnerships totaling $63.5 million and $47.8 million as of September 30, 2024 and December 31, 2023, respectively. Unfunded commitments related to LIHTC partnerships totaled $20.0 million and $22.0 million at September 30, 2024 and December 31, 2023, respectively, and were included in other liabilities in the Company's consolidated balance sheets. The investments were accounted for under the proportional amortization method and were included in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of September 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2024 (remainder)	$1,406	$803	$2,209
2025	10,519	—	10,519
2026	7,564	—	7,564
2027	36	—	36
2028	30	—	30
2029	36	—	36
Thereafter	386	—	386
Total unfunded commitments	$19,977	$803	$20,780

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,012	$714	$2,372	$2,142
Tax credits recognized in income tax expense	1,155	891	2,756	2,675

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The Company had $0.8 million and $1.0 million in unfunded commitments related to the investment as of September 30, 2024 and December 31, 2023, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

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

Due to the aforementioned events, the Company performed an impairment analysis and concluded the intellectual property rights and the platform usage fee agreement received in exchange for the Company's investment in Swell were not impaired as of September 30, 2024 and December 31, 2023. The intangible assets, net of accumulated amortization, totaling $1.4 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively, were included in other assets on the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor, which totaled $1.19 billion and $1.22 billion at September 30, 2024 and December 31, 2023, respectively.

(dollars in thousands)	September 30, 2024	December 31, 2023
Mortgage loan portfolio serviced for:
Federal National Mortgage Association (FNMA)	$725,880	$736,042
Federal Home Loan Mortgage Corporation (FHLMC)	462,367	485,270
Federal Home Loan Banks (FHLB)	454	483
Total loans serviced for others	$1,188,701	$1,221,795

The following table presents changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at December 31, 2023	$8,696
Additions	400
Amortization	(583)
Balance at September 30, 2024	$8,513

Balance at December 31, 2022	$9,074
Additions	261
Amortization	(538)
Balance at September 30, 2023	$8,797

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Fair market value, beginning of year	$12,185	$12,061
Fair market value, end of period	11,637	12,185
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	11.4	11.2

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR at September 30, 2024.

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

The Company was party to interest rate lock commitments on $1.6 million and $1.8 million of mortgage loans at September 30, 2024 and December 31, 2023, respectively. The Company was not a party to any forward sale commitments on mortgage loans at September 30, 2024 and December 31, 2023.

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

The Company was party to RPAs with total notional amounts of $35.4 million and $36.0 million at September 30, 2024 and December 31, 2023, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements at September 30, 2024 and December 31, 2023.

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

The Company was party to swap agreements with its borrowers with total notional amounts of $50.4 million and $51.1 million at September 30, 2024 and December 31, 2023, respectively, offset by swap agreements with third party financial institutions with the same total notional amounts. The Company received $9.0 million and $9.6 million in counter-party cash collateral related to the back-to-back swap agreements at September 30, 2024 and December 31, 2023, respectively.

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

The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item. At September 30, 2024, the hedge was determined to be effective and the Company expects the hedge to remain effective during the remaining term.

During the three and nine months ended September 30, 2024, the Company recorded income from the interest rate swap of $1.1 million and $1.9 million, respectively.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$—	$2	$34
Back-to-back swap agreements	Other assets / other liabilities	2,875	3,547	2,875	3,547

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate swap	Other assets / other liabilities	$5,202	$6,440	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$1
Loans held for sale	Other income	17

Three Months Ended September 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	(16)
Loans held for sale	Other income	4
Back-to-back swap agreements	Other service charges and fees	36

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$32
Back-to-back swap agreements	Other service charges and fees	80

Nine Months Ended September 30, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	(8)
Loans held for sale	Other income	3
Back-to-back swap agreements	Other service charges and fees	71

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2024
Interest rate swap	Interest income	$1,148

Three Months Ended September 30, 2023
Interest rate swap	Interest income	(121)

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2024
Interest rate swap	Interest income	$1,924

Nine Months Ended September 30, 2023
Interest rate swap	Interest income	(180)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	September 30, 2024	December 31, 2023
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$93,635	$90,636
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(5,531)	(6,817)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines, junior subordinated debentures and subordinated notes as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Long-term debt:
Federal Home Loan Bank long-term advances	$50,000	$50,000
Subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs	54,737	54,555
Total	$156,284	$156,102

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.85 billion line of credit as of September 30, 2024, compared to $1.93 billion at December 31, 2023. At September 30, 2024, $1.72 billion was undrawn under this arrangement, compared to $1.81 billion at December 31, 2023. There were no short-term borrowings outstanding under this arrangement at September 30, 2024 and December 31, 2023. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% at September 30, 2024 and December 31, 2023.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. Standby letters of credit under this arrangement that are used to collateralize certain government deposits totaled $83.6 million as of September 30, 2024, compared to $72.0 million as of December 31, 2023. The letters of credit are counted against the total line of credit, the same as the current outstanding debt, to determine the undrawn or total available line of credit.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the FHLB advances and standby letters of credit available at September 30, 2024 and December 31, 2023 were secured by certain real estate loans with a carrying value of approximately $3.12 billion and $3.16 billion, respectively.

The Bank had additional unused borrowings available at the Federal Reserve Discount Window of $242.8 million and $285.8 million at September 30, 2024 and December 31, 2023, respectively. Certain commercial and commercial real estate loans with a par value totaling $130.1 million and $135.1 million at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a par value of $187.3 million and $196.7 million as of September 30, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank had additional unused and unsecured credit lines available totaling $75.0 million at September 30, 2024 and December 31, 2023.

Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	September 30, 2024	December 31, 2023	Interest Rate
CPB Capital Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
CPB Statutory Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

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

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	September 30, 2024	December 31, 2023	Interest Rate
October 2020 Private Placement	$55,000	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

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

The subordinated notes are included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.7 million and $54.6 million, net of unamortized debt issuance costs of $0.3 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$352	$470	$822	$216	$549	$765
Service charges on deposit accounts	2,167	—	2,167	2,193	—	2,193
Other service charges and fees	5,234	713	5,947	4,874	329	5,203
Income from fiduciary activities	1,447	—	1,447	1,234	—	1,234
Income from bank-owned life insurance	—	1,897	1,897	—	379	379
Net (losses) gains on sales of investment securities	—	—	—	—	(135)	(135)
Other	—	454	454	—	408	408
Total other operating income	$9,200	$3,534	$12,734	$8,517	$1,530	$10,047

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$626	$1,849	$2,475	$541	$1,440	$1,981
Service charges on deposit accounts	6,405	—	6,405	6,441	—	6,441
Other service charges and fees	15,252	1,825	17,077	13,655	1,527	15,182
Income from fiduciary activities	4,331	—	4,331	3,623	—	3,623
Income from bank-owned life insurance	—	4,653	4,653	—	2,855	2,855
Net (losses) gains on sales of investment securities	—	—	—	—	(135)	(135)
Other	—	1,158	1,158	—	1,544	1,544
Total other operating income	$26,614	$9,485	$36,099	$24,260	$7,231	$31,491

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

The following table presents the activities of RSUs and PSUs for the nine months ended September 30, 2024:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	224,579	$24.76
Changes during the period:
Granted	137,911	19.41
Forfeited	(1,648)	20.59
Vested	(75,113)	23.73	$1,466
Non-vested RSUs and PSUs, end of period	285,729	22.48

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

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $9.2 million and $9.3 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Interest cost	$107	$112	$323	$336
Amortization of net actuarial gain	—	(19)	—	(57)
Amortization of net transition obligation	—	2	—	6
Net periodic benefit cost	$107	$95	$323	$285

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease cost	$1,605	$1,285	$4,345	$3,937
Variable lease cost	484	918	2,346	2,740
Less: Sublease income	—	—	—	(34)
Total lease cost	$2,089	$2,203	$6,691	$6,643

Other information:
Operating cash flows from operating leases	$(1,564)	$(1,258)	$(4,246)	$(3,950)
Weighted-average remaining lease term - operating leases	10.53 years	10.85 years	10.53 years	10.85 years
Weighted-average discount rate - operating leases	4.04%	3.96%	4.04%	3.96%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of September 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Discount on Cash Flows	Lease Liability
Year Ending December 31,
2024 (remainder)	$1,297	$319	$978
2025	5,166	1,180	3,986
2026	5,125	1,032	4,093
2027	4,333	891	3,442
2028	3,486	776	2,710
2029	3,083	677	2,406
Thereafter	19,201	3,009	16,192
Total	$41,691	$7,884	$33,807

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Total rental income recognized	$519	$497	$1,539	$1,622

The following table presents estimated lease payments, based on the Company's leases as lessor as of September 30, 2024, for the remainder of fiscal year 2024, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2024 (remainder)	$315
2025	1,207
2026	1,074
2027	1,017
2028	608
2029	553
Thereafter	1,294
Total	$6,068

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$27,092	$7,150	$19,942
Amortization of unrealized losses on investment securities transferred to HTM	1,920	507	1,413
Net change in fair value of investment securities	29,012	7,657	21,355

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(4,317)	(1,140)	(3,177)
Net change in fair value of derivatives	(4,317)	(1,140)	(3,177)

SERP:
Amortization of net actuarial gain	(2)	(1)	(1)
SERP	(2)	(1)	(1)

Other comprehensive income	$24,693	$6,516	$18,177

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(24,729)	$(6,569)	$(18,160)
Reclassification adjustments from AOCI realized in net income	135	36	99
Amortization of unrealized losses on investment securities transferred to HTM	2,026	538	1,488
Net change in fair value of investment securities	(22,568)	(5,995)	(16,573)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	3,151	838	2,313
Net change in fair value of derivatives	3,151	838	2,313

SERP:
Amortization of net actuarial gain	(19)	(7)	(12)
Amortization of net transition obligation	2	2	—
SERP	(17)	(5)	(12)

Other comprehensive loss	$(19,434)	$(5,162)	$(14,272)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$20,427	$5,391	$15,036
Amortization of unrealized losses on investment securities transferred to HTM	5,425	1,432	3,993
Net change in fair value of investment securities	25,852	6,823	19,029

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(1,286)	(340)	(946)
Net change in fair value of derivatives	(1,286)	(340)	(946)

SERP:
Amortization of net actuarial gain	(2)	(1)	(1)
SERP	(2)	(1)	(1)

Other comprehensive income	$24,564	$6,482	$18,082

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2023
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(17,675)	$(4,696)	$(12,979)
Reclassification adjustments from AOCI realized in net income	135	36	99
Amortization of unrealized losses on investment securities transferred to HTM	5,670	1,506	4,164
Net change in fair value of investment securities	(11,870)	(3,154)	(8,716)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$4,329	$1,139	$3,190
Net change in fair value of derivatives	4,329	1,139	3,190

SERP:
Amortization of net actuarial gain	(58)	(17)	(41)
Amortization of net transition obligation	6	2	4
SERP	(52)	(15)	(37)

Other comprehensive loss	$(7,593)	$(2,030)	$(5,563)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2024
Balance at beginning of period	$(130,248)	$7,260	$297	$(122,691)

Other comprehensive income (loss) before reclassifications	19,942	(3,177)	—	16,765
Reclassification adjustments from AOCI	1,413	—	(1)	1,412
Total other comprehensive income (loss)	21,355	(3,177)	(1)	18,177

Balance at end of period	$(108,893)	$4,083	$296	$(104,514)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2023
Balance at beginning of period	$(141,252)	$5,522	$455	$(135,275)

Other comprehensive income (loss) before reclassifications	(18,160)	2,313	—	(15,847)
Reclassification adjustments from AOCI	1,587	—	(12)	1,575
Total other comprehensive income (loss)	(16,573)	2,313	(12)	(14,272)

Balance at end of period	$(157,825)	$7,835	$443	$(149,547)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive income (loss) before reclassifications	15,036	(946)	—	14,090
Reclassification adjustments from AOCI	3,993	—	(1)	3,992
Total other comprehensive income (loss)	19,029	(946)	(1)	18,082

Balance at end of period	$(108,893)	$4,083	$296	$(104,514)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	(12,979)	3,190	—	(9,789)
Reclassification adjustments from AOCI	4,263	—	(37)	4,226
Total other comprehensive income (loss)	(8,716)	3,190	(37)	(5,563)

Balance at end of period	$(157,825)	$7,835	$443	$(149,547)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended September 30,
Details about AOCI Components	2024	2023
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$—	$135	Net loss on sale of investment securities
Tax effect	—	(36)	Income tax benefit
Net of tax	—	99

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	1,920	2,026	Interest and dividends on investment securities
Tax effect	(507)	(538)	Income tax benefit
Net of tax	1,413	1,488

SERP:
Amortization of net actuarial gain	(2)	(19)	Other operating expense - other
Amortization of net transition obligation	—	2	Other operating expense - other
Total before tax	(2)	(17)
Tax effect	1	5	Income tax expense
Net of tax	(1)	(12)

Total reclassification adjustments from AOCI for the period, net of tax	$1,412	$1,575

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Nine Months Ended September 30,
Details about AOCI Components	2024	2023
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$—	$135	Net loss on sale of investment securities
Tax effect	—	(36)	Income tax benefit
Net of tax	—	99

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	5,425	5,670	Interest and dividends on investment securities
Tax effect	(1,432)	(1,506)	Income tax benefit
Net of tax	3,993	4,164

SERP:
Amortization of net actuarial gain	(2)	(58)	Other operating expense - other
Amortization of net transition obligation	—	6	Other operating expense - other
Total before tax	(2)	(52)
Tax effect	1	15	Income tax expense
Net of tax	(1)	(37)

Total reclassification adjustments from AOCI for the period, net of tax	$3,992	$4,226

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$13,305	$13,141	$42,067	$43,803

Weighted average common shares outstanding - basic	27,064,035	27,042,762	27,054,737	27,022,141
Dilutive effect of employee stock options and awards	130,590	36,722	83,248	59,400
Weighted average common shares outstanding - diluted	27,194,625	27,079,484	27,137,985	27,081,541

Basic earnings per share	$0.49	$0.49	$1.55	$1.62
Diluted earnings per share	$0.49	$0.49	$1.55	$1.62

Anti-dilutive employee stock options and awards	—	23,830	62	24,281

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The weighted average discount rate used in the valuation of loans was 6.28% and 6.86% as of September 30, 2024 and December 31, 2023, respectively. In accordance with ASU 2016-01, the fair values of loans are measured based on the notion of exit price.

Loans Held for Sale

The fair value of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans. We report loans previously held for investment that were transferred to loans held for sale, if any, at fair value, net of estimated selling costs on our consolidated balance sheets.

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.75% and 5.48% as of September 30, 2024 and December 31, 2023, respectively.

Long-Term Debt

The fair values of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.15% and 6.83% as of September 30, 2024 and December 31, 2023, respectively.

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

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Financial assets:
Cash and due from financial institutions	$100,064	$100,064	$100,064	$—	$—
Interest-bearing deposits in other financial institutions	226,505	226,505	226,505	—	—
Investment securities	1,329,570	1,270,443	36,453	1,226,934	7,056
Loans held for sale	1,609	1,609	—	1,609	—
Loans	5,342,609	5,023,606	—	—	5,023,606
Accrued interest receivable	23,942	23,942	489	4,054	19,399

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,838,009	1,838,009	1,838,009	—	—
Interest-bearing demand and savings and money market	3,591,705	3,591,705	3,591,705	—	—
Time	1,153,299	1,146,531	—	—	1,146,531
Long-term debt	156,284	150,081	—	—	150,081
Accrued interest payable	12,980	12,980	123	—	12,857

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,267,835	$—	$1,244	$—	$1,244	$—
Standby letters of credit and financial guarantees written	2,807	—	42	—	42	—

Derivatives:
Interest rate lock commitments	1,585	(2)	(2)	—	(2)	—
Risk participation agreements	35,395	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,426	2,875	2,875	—	—	2,875
Liabilities	(50,426)	(2,875)	(2,875)	—	—	(2,875)
Interest rate swap agreements	115,545	5,202	5,202	—	—	5,202

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and due from financial institutions	$116,181	$116,181	$116,181	$—	$—
Interest-bearing deposits in other financial institutions	406,256	406,256	406,256	—	—
Investment securities	1,279,548	1,212,388	—	1,205,238	7,150
Loans held for sale	1,778	1,778	—	1,778	—
Loans	5,438,982	5,089,292	—	—	5,089,292
Accrued interest receivable	21,511	21,511	342	4,043	17,126

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,913,379	1,913,379	1,913,379	—	—
Interest-bearing demand and savings and money market	3,538,922	3,538,922	3,538,922	—	—
Time	1,395,291	1,385,473	—	—	1,385,473
Long-term debt	156,102	153,073	—	—	153,073
Accrued interest payable	18,948	18,948	85	—	18,863

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,275,331	$—	$1,210	$—	$1,210	$—
Standby letters of credit and financial guarantees written	3,301	—	50	—	50	—

Derivatives:
Interest rate lock commitments	1,807	(34)	(34)	—	(34)	—
Risk participation agreements	36,022	—	—	—	—	—
Back-to-back swap agreements:
Assets	51,059	3,547	3,547	—	—	3,547
Liabilities	(51,059)	(3,547)	(3,547)	—	—	(3,547)
Interest rate swap agreements	115,545	6,440	6,440	—	—	6,440

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Available-for-sale securities:
Debt securities:
States and political subdivisions	$123,181	$—	$116,843	$6,338
Corporate securities	32,554	—	32,554	—
U.S. Treasury and other government-sponsored entities and agencies	59,230	36,453	22,777	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	386,296	—	386,296	—
Residential - Non-government agencies	17,834	—	17,116	718
Commercial - U.S. government-sponsored entities and agencies	89,029	—	89,029	—
Commercial - Non-government agencies	15,329	—	15,329	—
Total available-for-sale investment securities	723,453	36,453	679,944	7,056

Derivatives:
Interest rate lock commitments	(2)	—	(2)	—
Interest rate swap agreements	5,202	—	—	5,202
Total derivatives	5,200	—	(2)	5,202
Total	$728,653	$36,453	$679,942	$12,258

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities:
Debt securities:
States and political subdivisions	$126,635	$—	$120,199	$6,436
Corporate securities	31,414	—	31,414	—
U.S. Treasury and other government-sponsored entities and agencies	26,197	—	26,197	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	378,386	—	378,386	—
Residential - Non-government agencies	18,708	—	17,994	714
Commercial - U.S. government-sponsored entities and agencies	50,914	—	50,914	—
Commercial - Non-government agencies	14,956	—	14,956	—
Total available-for-sale investment securities	647,210	—	640,060	7,150

Derivatives:
Interest rate lock commitments	(34)	—	(34)	—
Interest rate swap agreements	6,440	—	—	6,440
Total derivatives	6,406	—	(34)	6,440
Total	$653,616	$—	$640,026	$13,590

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(163)	(18)	—	(181)
Unrealized net gain (loss) included in other comprehensive income	65	22	(1,238)	(1,151)
Balance at September 30, 2024	$6,338	$718	$5,202	$12,258

Balance at December 31, 2022	$6,584	$684	$5,986	$13,254
Principal payments received	(172)	(17)	—	(189)
Unrealized net gain (loss) included in other comprehensive income	(49)	4	4,149	4,104
Balance at September 30, 2023	$6,363	$671	$10,135	$17,169

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $12.3 million and $13.6 million as of September 30, 2024 and December 31, 2023, respectively.

The weighted-average discount rate was used as the significant unobservable input in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 5.72% and 6.12% as of September 30, 2024 and December 31, 2023, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company's interest rate swap is the weighted-average discount rate. The weighted average discount rate utilized was 3.42% and 3.34% as of September 30, 2024 and December 31, 2023, respectively.

There were no financial assets or liabilities measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

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
•supply chain disruptions;
•labor contract disputes and potential strikes impacting both the U.S. National and Hawaii economies;
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
•the effects of any acquisitions or dispositions we may make or evaluate, and the costs associated with any potential or actual acquisition or disposition, including re-engagement in any potential acquisition process;
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

Central Pacific Bank is a full-service community bank with 27 branches and 56 ATMs located throughout the State of Hawaii as of September 30, 2024.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At September 30, 2024 and December 31, 2023, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2023, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2023 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended September 30, 2024 was $13.3 million, or $0.49 per diluted share, compared to net income of $13.1 million, or $0.49 per diluted share for the three months ended September 30, 2023. Net income during the third quarter of 2024 was impacted by $3.1 million in pre-tax expenses related to our evaluation and assessment of a strategic opportunity.

Net income for the nine months ended September 30, 2024 was $42.1 million, or $1.55 per diluted share, compared to net income of $43.8 million, or $1.62 per diluted share for the nine months ended September 30, 2023.

During the three months ended September 30, 2024, the Company recorded a provision for credit losses of $2.8 million, compared to a provision of $4.9 million during the three months ended September 30, 2023. The decrease was primarily due to a decrease in loan balances outstanding and improvements in the Hawaii economic forecast assumptions used in the Company's estimate of the ACL.

During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $9.0 million, compared to a provision of $11.0 million during the nine months ended September 30, 2023.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure which excludes the provision for credit losses and income tax expense from net income, for the three months ended September 30, 2024 was $19.9 million, compared to $22.4 million for the three months ended September 30, 2023. The Company's PPNR for the nine months ended September 30, 2024 was $63.6 million, compared to $68.7 million for the nine months ended September 30, 2023. The decrease in PPNR for the three and nine months ended September 30, 2024 is primarily due to the aforementioned expenses related to a strategic opportunity. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Return on average assets	0.72%	0.70%	0.76%	0.78%
Return on average shareholders’ equity	10.02	10.95	10.91	12.33
Basic earnings per share	$0.49	$0.49	$1.55	$1.62
Diluted earnings per share	0.49	0.49	1.55	1.62

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures in addition to our GAAP results to provide useful information which we believe are better indicators of the Company's core activities. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

The reconciling adjustments from GAAP or reported financial measures to non-GAAP adjusted financial measures are limited to the $3.1 million in pre-tax expenses related to our evaluation and assessment of a strategic opportunity. Management does not consider these expenses to be representative of the Company's core earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Measures:
Net income	$13,305	$13,141	$42,067	$43,803
Diluted earnings per share	$0.49	$0.49	$1.55	$1.62
Pre-provision net revenue (non-GAAP)	$19,898	$22,364	$63,644	$68,728
Return on average assets	0.72%	0.70%	0.76%	0.78%
Return on average shareholders' equity	10.02%	10.95%	10.91%	12.33%
Efficiency ratio (non-GAAP)	70.12%	63.91%	66.86%	63.89%
As of September 30, 2024 and 2023:
Tangible common equity ratio (non-GAAP)	7.31%	6.12%

Adjusted Financial Measures (Non-GAAP):
Adjusted net income	$15,667	$13,141	$44,429	$43,803
Adjusted diluted earnings per share	$0.58	$0.49	$1.64	$1.62
Adjusted pre-provision net revenue (non-GAAP)	$22,966	$22,364	$66,712	$68,728
Adjusted return on average assets	0.85%	0.70%	0.80%	0.78%
Adjusted return on average shareholders' equity	11.75%	10.95%	11.51%	12.33%
Adjusted efficiency ratio (non-GAAP)	65.51%	63.91%	65.26%	63.89%
As of September 30, 2024 and 2023:
Adjusted tangible common equity ratio (non-GAAP)	7.34%	6.12%

Adjusted Net Income and Diluted Earnings per Share

The following table presents a reconciliation of the Company's adjusted net income and adjusted diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
GAAP net income	$13,305	$13,141	$42,067	$43,803
Add: Pre-tax expenses related to a strategic opportunity	3,068	—	3,068	—
Less: Income tax effects (assumes 23% ETR)	(706)	—	(706)	—
Expenses related to a strategic opportunity, net of tax	2,362	—	2,362	—
Adjusted net income (non-GAAP)	$15,667	$13,141	$44,429	$43,803

Diluted weighted average shares outstanding	27,194,625	27,079,484	27,137,985	27,081,541

GAAP diluted EPS	$0.49	$0.49	$1.55	$1.62
Add: Expenses related to a strategic opportunity, net of tax	0.09	—	0.09	—
Adjusted diluted EPS (non-GAAP)	$0.58	$0.49	$1.64	$1.62

Adjusted Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR and adjusted PPNR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP net income	$13,305	$13,141	$42,067	$43,803
Add: Income tax expense	3,760	4,349	12,569	13,880
Pre-tax income	17,065	17,490	54,636	57,683
Add: Provision (credit) for credit losses	2,833	4,874	9,008	11,045
PPNR (non-GAAP)	19,898	22,364	63,644	68,728
Add: Pre-tax expenses related to a strategic opportunity	3,068	—	3,068	—
Adjusted PPNR (non-GAAP)	$22,966	$22,364	$66,712	$68,728

The higher adjusted PPNR in the third quarter of 2024 was primarily due to higher net interest income of $1.9 million compared to the year-ago period. The higher net interest income was primarily due to higher average yields earned on interest-earning assets, which outpaced the higher average rates paid on interest-bearing deposits.

The lower adjusted PPNR in the nine months ended September 30, 2024 was primarily due to lower net interest income of $2.9 million compared to the year-ago period. The lower net interest income was primarily due to higher average balances and rates paid on interest-bearing deposits driven by the high interest rate environment in 2024, which outpaced the higher average yields earned on loans and investment securities.

Adjusted Efficiency Ratio

The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of the Company's business results and operating efficiency, which is calculated by dividing total other operating expense by total revenue (net interest income and total other operating income).

The following table presents a calculation of our efficiency ratio and adjusted efficiency ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Total other operating expense	$46,687	$39,611	$128,414	$121,621
Less: Pre-tax expenses related to a strategic opportunity	(3,068)	—	(3,068)	—
Adjusted total other operating expense (non-GAAP)	$43,619	$39,611	$125,346	$121,621

Net interest income	$53,851	$51,928	$155,959	$158,858
Total other operating income	12,734	10,047	36,099	31,491
Total revenue	$66,585	$61,975	$192,058	$190,349

Efficiency ratio (non-GAAP)	70.12%	63.91%	66.86%	63.89%
Less: Pre-tax expenses related to a strategic opportunity	(4.61)	—	(1.60)	—
Adjusted efficiency ratio (non-GAAP)	65.51%	63.91%	65.26%	63.89%

Our adjusted efficiency ratio increased to 65.51% in the third quarter of 2024, compared to 63.91% in the year-ago quarter.
For the nine months ended September 30, 2024, our adjusted efficiency ratio increased to 65.26%, compared to 63.89% in the year-ago period.

The higher adjusted efficiency ratio in the third quarter of 2024, compared to the same year-ago period, was due to higher other operating expense, partially offset by higher net interest income and other operating income.

The higher adjusted efficiency ratio in the nine months ended September 30, 2024, compared to the same year-ago period, was due to higher other operating expense and lower net interest income, partially offset by higher other operating income.

Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity

The following table presents a calculation of our adjusted ROA and adjusted ROE for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average assets	$7,347,403	$7,510,537	$7,378,479	$7,472,890
Add: Expenses related to a strategic opportunity, net of tax	2,362	—	787	—
Adjusted average assets (non-GAAP)	$7,349,765	$7,510,537	$7,379,266	$7,472,890

ROA (GAAP net income divided by average assets)	0.72%	0.70%	0.76%	0.78%
Add: Expenses related to a strategic opportunity, net of tax	0.13	—	0.04	—
Adjusted ROA (non-GAAP)	0.85%	0.70%	0.80%	0.78%

Average shareholders' equity	$530,928	$480,118	$513,914	$473,856
Add: Expenses related to a strategic opportunity, net of tax	2,362	—	787	—
Adjusted average shareholders' equity (non-GAAP)	$533,290	$480,118	$514,701	$473,856

ROE (GAAP net income divided by average shareholders' equity)	10.02%	10.95%	10.91%	12.33%
Add: Expenses related to a strategic opportunity, net of tax	1.73	—	0.60	—
Adjusted ROE (non-GAAP)	11.75%	10.95%	11.51%	12.33%

Adjusted Tangible Common Equity Ratio

The following table presents a calculation of our tangible common equity ("TCE") ratio and adjusted TCE ratio as of the dates presented:

(dollars in thousands)	September 30, 2024	September 30, 2023
TCE (non-GAAP)	$542,335	$467,114
Add: Expenses related to a strategic opportunity, net of tax	2,362	—
Adjusted TCE (non-GAAP)	$544,697	$467,114

Tangible assets (non-GAAP)	$7,414,040	$7,636,440
Add: Expenses related to a strategic opportunity, net of tax	2,362	—
Adjusted tangible assets (non-GAAP)	$7,416,402	$7,636,440

TCE ratio (non-GAAP)	7.31%	6.12%
Add: Expenses related to a strategic opportunity, net of tax	0.03%	—%
Adjusted TCE ratio (non-GAAP)	7.34%	6.12%

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

Visitors to Maui decreased by approximately 57% in September 2023 compared to September 2022 but has started to recover at a slow but steady pace as West Maui officially reopened to visitors in early October 2023 and government officials are encouraging travelers to return to Maui, while avoiding the affected area, to support its economic recovery. In August 2024, visitors to Maui were up by approximately 80% compared to August 2023, but still down by 25% from August 2019. The unemployment rate for the Island of Maui was 8.4% in September 2023 and has since improved to 4.0% in September 2024.

In response to the Maui wildfires, the Company provided three to six months interest and/or principal loan payment deferrals to customers who were directly impacted by the wildfires on a case-by-case basis, which have all ended and returned to current payment status as of September 30, 2024.

Despite the Maui wildfires, Hawaii’s economy continued its recovery from the COVID-19 pandemic. According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 6.5 million visitors arrived to the Hawaiian Islands during the eight months ended August 31, 2024, mainly from the U.S. Mainland, compared to 6.7 million in the same prior year period and 7.1 million from the same period in the pre-pandemic and record year in 2019. Average daily visitors from Japan were up approximately 27% during the eight months ended August 31, 2024 compared to the same prior year period, but were down by approximately 54% from the same period in 2019.

Total spending for visitors arriving in the eight months ended August 31, 2024 was $14.06 billion, down 2.3% from $14.39 billion in the same period last year, and up by 16.6% from $12.06 billion in the eight months ended August 31, 2019.

According to a September 2024 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.7 million in 2024, which is an increase of approximately 0.9% from 9.6 million last year. Visitor spending is expected to decline approximately 4.0% to $19.89 billion in 2024 from last year's record year for visitor spending of $20.71 billion.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.9% in the month of September 2024, compared to 3.0% in the month of September 2023 and the national seasonally adjusted unemployment rate of 4.1% in the month of September 2024. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to remain low at approximately 3.0% in 2024.

Real estate lending is one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. While the Hawaii housing market continues to experience some moderation in sales activity, there continues to be strong demand and low inventory. According to the Honolulu Board of Realtors, sales of Oahu single-family homes in the nine months ended September 30, 2024 were up 5.8%, while sales of Oahu condominiums were down 5.6% from the same prior year period. The Oahu single-family home median price in the nine months ended September 30, 2024 rose by 4.8% to $1.10 million from $1.05 million in the same prior year period. The Oahu condominium median price in the nine months ended September 30, 2024 rose by 1.0% to $510,000 from $505,000 in the same prior year period.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 1.4% and real gross state product to grow by 1.0% in 2024.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three and nine months ended September 30, 2024 and 2023 is presented below. Net interest margin is defined as annualized net interest income, on a taxable-equivalent basis using a federal statutory tax rate of 21%, as a percentage of average interest earning assets.

(dollars in thousands)	Three Months Ended September 30,
	2024			2023			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$203,657	5.42%	$2,775	$177,780	5.38%	$2,412	$25,877	0.04%	$363
Investment securities:
Taxable (1)	1,340,347	2.68	8,975	1,354,039	2.07	7,016	(13,692)	0.61	1,959
Tax-exempt (1) (2)	141,168	1.98	697	149,824	2.40	897	(8,656)	(0.42)	(200)
Total investment securities	1,481,515	2.61	9,672	1,503,863	2.10	7,913	(22,348)	0.51	1,759
Loans, including loans held for sale	5,330,810	4.89	65,469	5,507,248	4.49	62,162	(176,438)	0.40	3,307
FHLB stock	6,928	7.31	127	10,975	4.09	113	(4,047)	3.22	14
Total interest earning assets	7,022,910	4.43	78,043	7,199,866	4.01	72,600	(176,956)	0.42	5,443
Noninterest-earning assets	324,493			310,671			13,822
Total assets	$7,347,403			$7,510,537			$(163,134)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,267,135	0.15%	$484	$1,339,294	0.14%	$460	$(72,159)	0.01%	$24
Savings and money market deposits	2,298,853	1.77	10,235	2,209,835	1.16	6,464	89,018	0.61	3,771
Time deposits up to $250,000	534,497	3.15	4,238	449,844	2.33	2,637	84,653	0.82	1,601
Time deposits over $250,000	647,728	4.18	6,802	844,842	4.05	8,631	(197,114)	0.13	(1,829)
Total interest-bearing deposits	4,748,213	1.82	21,759	4,843,815	1.49	18,192	(95,602)	0.33	3,567
Long-term debt	156,247	5.82	2,287	156,005	5.83	2,292	242	(0.01)	(5)
Total interest-bearing liabilities	4,904,460	1.95	24,046	4,999,820	1.63	20,484	(95,360)	0.32	3,562
Noninterest-bearing deposits	1,787,209			1,894,256			(107,047)
Other liabilities	124,806			136,343			(11,537)
Total liabilities	6,816,475			7,030,419			(213,944)
Total equity	530,928			480,118			50,810
Total liabilities and equity	$7,347,403			$7,510,537			$(163,134)

Net interest income			$53,997			$52,116			$1,881

Interest rate spread		2.48%			2.38%			0.10%

Net interest margin		3.07%			2.88%			0.19%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $54.0 million for the third quarter of 2024, representing an increase of $1.9 million, or 3.6% from $52.1 million in the year-ago quarter. The increase in net interest income from the year-ago quarter was primarily due to higher average yields earned on interest earning assets, combined with declines in average interest-bearing demand balances and average time deposits over $250,000 balances. These positive variances were partially offset by declines in average investment securities and loans and higher average rates paid on interest-bearing deposits.

Interest Income

Taxable-equivalent interest income was $78.0 million for the third quarter of 2024, representing an increase of $5.4 million, or 7.5%, from $72.6 million in the year-ago quarter. The increase during the third quarter of 2024, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 40 basis points ("bp" or "bps"), resulting in an increase in interest income of approximately $5.3 million and an increase in average yield earned on investment securities of 51 bps, resulting in an increase in interest income of approximately $1.9 million, combined with increases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in an increase in interest income of approximately $0.4 million. The increase in the average yield earned on investment securities was partially attributable to income of $1.1 million from an interest rate swap that became effective on March 31, 2024. These increases were partially offset by decreases in average loans and investment securities balances of $176.4 million and $22.3 million, respectively, resulting in decreases in interest income of approximately $2.0 million and $0.1 million, respectively.

Interest Expense

Interest expense was $24.0 million for the third quarter of 2024, representing an increase of $3.6 million, or 17.4%, from $20.5 million in the year-ago quarter. Due to the high interest rate environment, average rates paid on interest-bearing deposits of 1.82% increased by 33 bps from the year-ago quarter, resulting in an increase in interest expense of approximately $4.9 million. The increase was partially offset by a decrease in average interest-bearing deposits of $95.6 million, resulting in a decrease in interest expense of approximately $1.3 million.
Net Interest Margin

Our net interest margin of 3.07% for the third quarter of 2024 increased by 19 bps from 2.88% in the year-ago quarter. The increase in net interest margin for the third quarter of 2024 was primarily attributable to increases in average yields earned on interest-bearing deposits in other financial institutions, investment securities and loans, which outpaced the increase in average rates paid on interest-bearing deposits.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, up to a 22-year high, 5.25% to 5.50% in July 2023. The Federal Funds rate remained at that level until September 2024. At the September 2024 Federal Open Market Committee ("FOMC") meeting, the FOMC lowered interest rates by 50 bps to 4.75% to 5.00%, as they gained greater confidence that inflation is moving sustainably towards its 2% target.

(dollars in thousands)	Nine Months Ended September 30,
	2024			2023			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$210,464	5.45%	$8,589	$91,202	5.23%	$3,566	$119,262	0.22%	$5,023
Investment securities:
Taxable (1)	1,333,394	2.47	24,652	1,376,294	2.08	21,497	(42,900)	0.39	3,155
Tax-exempt (1) (2)	142,085	2.14	2,284	151,611	2.48	2,818	(9,526)	(0.34)	(534)
Total investment securities	1,475,479	2.43	26,936	1,527,905	2.12	24,315	(52,426)	0.31	2,621
Loans, including loans held for sale	5,372,247	4.79	192,710	5,525,476	4.37	180,886	(153,229)	0.42	11,824
FHLB stock	6,885	7.43	384	11,687	4.21	369	(4,802)	3.22	15
Total interest earning assets	7,065,075	4.32	228,619	7,156,270	3.90	209,136	(91,195)	0.42	19,483
Noninterest-earning assets	313,404			316,620			(3,216)
Total assets	$7,378,479			$7,472,890			$(94,411)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,279,256	0.15%	$1,473	$1,373,831	0.12%	$1,234	$(94,575)	0.03%	$239
Savings and money market deposits	2,246,478	1.64	27,655	2,188,585	0.89	14,520	57,893	0.75	13,135
Time deposits up to $250,000	544,823	3.22	13,125	394,464	1.88	5,544	150,359	1.34	7,581
Time deposits over $250,000	714,763	4.31	23,078	775,615	3.61	20,920	(60,852)	0.70	2,158
Total interest-bearing deposits	4,785,320	1.82	65,331	4,732,495	1.19	42,218	52,825	0.63	23,113
FHLB advances and other short-term borrowings	22	5.60	1	31,182	4.88	1,139	(31,160)	0.72	(1,138)
Long-term debt	156,188	5.86	6,848	146,513	5.78	6,329	9,675	0.08	519
Total interest-bearing liabilities	4,941,530	1.95	72,180	4,910,190	1.35	49,686	31,340	0.60	22,494
Noninterest-bearing deposits	1,793,854			1,957,267			(163,413)
Other liabilities	129,181			131,577			(2,396)
Total liabilities	6,864,565			6,999,034			(134,469)
Total equity	513,914			473,856			40,058
Total liabilities and equity	$7,378,479			$7,472,890			$(94,411)

Net interest income			$156,439			$159,450			$(3,011)

Interest rate spread		2.37%			2.55%			(0.18)%

Net interest margin		2.95%			2.98%			(0.03)%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $156.4 million for the nine months ended September 30, 2024, representing a decrease of $3.0 million or 1.9% from $159.5 million in the nine months ended September 30, 2023. The decrease from the year-ago period was primarily due to higher average balances and average rates paid on interest-bearing deposits and long-term debt, combined with a decrease in average loans and investment securities balances. These negative variances were partially offset by increases in average yields earned on interest-earning assets.

Interest Income

Taxable-equivalent interest income was $228.6 million for the nine months ended September 30, 2024, representing an increase of $19.5 million, or 9.3%, from $209.1 million in the year-ago period. The increase was primarily attributable to increases in average yields earned on loans and investment securities of 42 bps and 31 bps, respectively, resulting in increases in interest income of approximately $16.9 million and $3.5 million, respectively. The increase in the average yield earned on investment securities was partially attributable to income of $1.9 million from an interest rate swap that became effective on March 31, 2024. In addition, the increase in average balance and yield earned on interest-bearing deposits in other financial institutions of $119.3 million and 22 bps, respectively, resulted in an increase in interest income of approximately $5.0 million. These increases were partially offset by a decrease in average loan balances of $153.2 million during the nine months ended September 30, 2024, compared to the year-ago period, resulting in a decrease in interest income of approximately $5.0 million.

Interest Expense

Interest expense was $72.2 million for the nine months ended September 30, 2024, which increased by $22.5 million, or 45.3%, from $49.7 million in the year-ago period. Due to the high interest rate environment, average rates paid on interest-bearing deposits of 1.82% increased by 63 bps and average interest-bearing deposit balances increased by $52.8 million from the year-ago period, resulting in increases in interest expense of approximately $22.3 million and $0.8 million, respectively.

Net Interest Margin

Our net interest margin of 2.95% for the nine months ended September 30, 2024 decreased by 3 bps from 2.98% in the year-ago period. As previously discussed, the decrease in net interest margin for the nine months ended September 30, 2024 compared to the year-ago period was primarily attributable to the aforementioned increases in average rates paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on interest-earning assets.

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

	Three Months Ended September 30, 2024 Compared To September 30, 2023			Nine Months Ended September 30, 2024 Compared To September 30, 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$343	$20	$363	$4,676	$347	$5,023
Investment securities:
Taxable (1)	(71)	2,030	1,959	(680)	3,835	3,155
Tax-exempt (1) (2)	(52)	(148)	(200)	(175)	(359)	(534)
Total investment securities	(123)	1,882	1,759	(855)	3,476	2,621
Loans, including loans held for sale	(1,993)	5,300	3,307	(5,040)	16,864	11,824
FHLB stock	(41)	55	14	(152)	167	15
Total interest earning assets	(1,814)	7,257	5,443	(1,371)	20,854	19,483

Interest-bearing liabilities:
Interest-bearing demand deposits	(18)	42	24	(77)	316	239
Savings and money market deposits	258	3,513	3,771	389	12,746	13,135
Time deposits up to $250,000	497	1,104	1,601	2,116	5,465	7,581
Time deposits over $250,000	(2,036)	207	(1,829)	(1,632)	3,790	2,158
Total interest-bearing deposits	(1,299)	4,866	3,567	796	22,317	23,113
FHLB advances and other short-term borrowings	—	—	—	(1,138)	—	(1,138)
Long-term debt	(1)	(4)	(5)	424	95	519
Total interest-bearing liabilities	(1,300)	4,862	3,562	82	22,412	22,494

Net interest income	$(514)	$2,395	$1,881	$(1,453)	$(1,558)	$(3,011)

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating income:
Mortgage banking income	$822	$765	$57	7.5%
Service charges on deposit accounts	2,167	2,193	(26)	-1.2
Other service charges and fees	5,947	5,203	744	14.3
Income from fiduciary activities	1,447	1,234	213	17.3
Income from bank-owned life insurance	1,897	379	1,518	400.5
Net loss on sales of investment securities	—	(135)	135	-100.0
Other:
Equity in earnings of unconsolidated entities	7	13	(6)	-46.2
Income recovered on previously charged-off loans	52	48	4	8.3
Other recoveries	19	34	(15)	-44.1
Unrealized gains on loans held for sale	17	4	13	325.0
Commissions on sale of checks	74	77	(3)	-3.9
Other	285	232	53	22.8
Total other operating income	$12,734	$10,047	$2,687	26.7

For the third quarter of 2024, total other operating income was $12.7 million, which increased by $2.7 million, or 26.7%, from $10.0 million in the year-ago quarter. The increase was primarily due to higher income from bank-owned life insurance ("BOLI") of $1.5 million, other service charges and fees of $0.7 million, and income from fiduciary activities of $0.2 million. The higher income from BOLI was primarily attributable to volatile equity market returns and their impact on corporate-owned life insurance policies used to hedge deferred compensation expense.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating income:
Mortgage banking income	$2,475	$1,981	$494	24.9%
Service charges on deposit accounts	6,405	6,441	(36)	-0.6
Other service charges and fees	17,077	15,182	1,895	12.5
Income from fiduciary activities	4,331	3,623	708	19.5
Income from bank-owned life insurance	4,653	2,855	1,798	63.0
Net loss on sales of investment securities	—	(135)	135	-100.0
Other:
Equity in earnings of unconsolidated entities	(24)	(12)	(12)	100.0
Income recovered on previously charged-off loans	147	385	(238)	-61.8
Other recoveries	63	156	(93)	-59.6
Unrealized gains on loans held for sale	—	3	(3)	-100.0
Commissions on sale of checks	221	237	(16)	-6.8
Other	751	775	(24)	-3.1
Total other operating income	$36,099	$31,491	$4,608	14.6

For the nine months ended September 30, 2024, total other operating income was $36.1 million, which increased by $4.6 million, or 14.6%, from $31.5 million in the year-ago period. The increase from the same year-ago period was primarily due to higher other service charges and fees of $1.9 million, income from BOLI of $1.8 million, income from fiduciary activities of $0.7 million, and mortgage banking income of $0.5 million. The higher other service charges and fees was attributable to higher investment services fees, ATM and debit card fees and fees on foreign exchange. The higher income from BOLI during the nine months ended September 30, 2024 was primarily attributable to volatile equity market returns.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$22,299	$19,015	$3,284	17.3%
Net occupancy	4,612	4,725	(113)	-2.4
Computer software	4,590	4,473	117	2.6
Legal and professional services	2,460	2,359	101	4.3
Equipment	972	1,112	(140)	-12.6
Advertising	889	968	(79)	-8.2
Communication	740	809	(69)	-8.5
Other:
SERP expense	107	95	12	12.6
Charitable contributions	182	103	79	76.7
FDIC insurance assessment	871	1,019	(148)	-14.5
Miscellaneous loan expenses	283	354	(71)	-20.1
ATM and debit card expenses	910	874	36	4.1
Armored car expenses	432	569	(137)	-24.1
Entertainment and promotions	534	450	84	18.7
Stationery and supplies	170	204	(34)	-16.7
Directors’ fees and expenses	281	308	(27)	-8.8
Directors' deferred compensation plan expense	1,196	113	1,083	958.4
Strategic expenses	3,068	—	3,068	N.M.
Loss (gain) on disposal of fixed assets	38	(4)	42	-1,050.0
Loss on sale of loans	—	197	(197)	-100.0
Other	2,053	1,868	185	9.9
Total other operating expense	$46,687	$39,611	$7,076	17.9

Not meaningful ("N.M.")

For the third quarter of 2024, total other operating expense was $46.7 million, which increased by $7.1 million, or 17.9%, from $39.6 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $3.3 million, $3.1 million in expenses related to our evaluation and assessment of a strategic opportunity, and directors' deferred compensation plan expense of $1.1 million. The higher salaries and employee benefits and directors' deferred compensation plan expense were partially attributable to volatile equity market returns and are consistent with the increase in income from BOLI which is used to hedge the deferred compensation expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$64,280	$61,886	$2,394	3.9%
Net occupancy	13,809	13,509	300	2.2
Computer software	13,258	13,700	(442)	-3.2
Legal and professional services	7,286	7,714	(428)	-5.5
Equipment	2,977	2,990	(13)	-0.4
Advertising	2,704	2,843	(139)	-4.9
Communication	2,234	2,378	(144)	-6.1
Other:
SERP expense	323	285	38	13.3
Charitable contributions	510	394	116	29.4
FDIC insurance assessment	2,752	3,126	(374)	-12.0
Miscellaneous loan expenses	992	946	46	4.9
ATM and debit card expenses	2,681	2,520	161	6.4
Armored car expenses	1,373	1,278	95	7.4
Entertainment and promotions	1,368	1,321	47	3.6
Stationery and supplies	552	641	(89)	-13.9
Directors’ fees and expenses	882	978	(96)	-9.8
Directors' deferred compensation plan expense	1,538	(279)	1,817	-651.3
Strategic expenses	3,068	—	3,068	N.M.
Loss (gain) on disposal of fixed assets	54	(2)	56	-2,800.0
Loss on sale of loans	—	197	(197)	-100.0
Other	5,773	5,196	577	11.1
Total other operating expense	$128,414	$121,621	$6,793	5.6

Not meaningful ("N.M.")

For the nine months ended September 30, 2024, total other operating expense was $128.4 million and increased by $6.8 million, or 5.6%, from $121.6 million in the same year-ago period. The increase was primarily due to the aforementioned $3.1 million in expenses related to a strategic opportunity, higher salaries and employee benefits of $2.4 million, and higher directors' deferred compensation plan expense of $1.8 million compared to the same year-ago period. The higher salaries and employee benefits and directors' deferred compensation plan expense were partially attributable to volatile equity market returns and are consistent with the increase in income from BOLI which is used to hedge the deferred compensation expenses. These increases were partially offset by lower computer software expense of $0.4 million, legal and professional services of $0.4 million, and FDIC insurance assessment of $0.4 million.

Income Taxes

The Company recorded income tax expense of $3.8 million for the third quarter of 2024, compared to $4.3 million in the same year-ago period. The effective tax rate ("ETR") for the third quarter of 2024 was 22.03%, compared to 24.87% in the same year-ago period.

The Company recorded income tax expense of $12.6 million for the nine months ended September 30, 2024, compared to $13.9 million in the same year-ago period. The effective tax rate for the nine months ended September 30, 2024 was 23.00%, compared to 24.06% in the same year-ago period.

The decrease in income tax expense and the effective tax rate for the three and nine months ended September 30, 2024 was primarily attributable to higher tax-exempt BOLI income, additional low-income housing tax credits recognized, and lower pre-tax income compared to the same year-ago periods.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $22.5 million and $29.5 million at September 30, 2024 and December 31, 2023, respectively, and was included in other assets on our consolidated balance sheets. The decrease in DTA was primarily due to projected utilization of net operating loss carryforwards, which arose in 2022 due to unrealized losses on investment securities.

The valuation allowance on our net deferred tax assets ("DTA") at September 30, 2024 and December 31, 2023 totaled $4.4 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Financial Condition

Total assets were $7.42 billion at September 30, 2024 and decreased by $227.4 million, or 3.0%, from $7.64 billion at December 31, 2023, as loans, net of deferred costs, decreased by $96.4 million and excess liquidity was used to pay off high-cost government time deposits that matured during the nine months ended September 30, 2024.

Investment Securities

Investment securities totaled $1.33 billion at September 30, 2024, which increased by $50.0 million, or 3.9%, from $1.28 billion at December 31, 2023. The increase in the investment securities portfolio reflected purchases of $95.5 million and an increase in the market valuation on the AFS portfolio of $25.9 million, partially offset by principal runoff of $71.4 million.

Loans

The following table presents outstanding loans by category and geographic location as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Hawaii:
Commercial and industrial	$411,209	$421,736	$(10,527)	(2.5)%
Real estate:
Construction	134,043	163,337	(29,294)	(17.9)
Residential mortgage	1,897,919	1,927,789	(29,870)	(1.5)
Home equity	697,123	736,524	(39,401)	(5.3)
Commercial mortgage	1,157,625	1,063,969	93,656	8.8
Consumer	277,849	322,346	(44,497)	(13.8)
Total loans	4,575,768	4,635,701	(59,933)	(1.3)
Less: ACL	(47,789)	(48,189)	400	(0.8)
Loans, net of ACL	$4,527,979	$4,587,512	$(59,533)	(1.3)

U.S. Mainland:
Commercial and industrial	$188,238	$153,971	$34,267	22.3
Real estate:
Construction	24,083	22,182	1,901	8.6
Commercial mortgage	312,685	318,933	(6,248)	(2.0)
Consumer	241,835	308,195	(66,360)	(21.5)
Total loans	766,841	803,281	(36,440)	(4.5)
Less: ACL	(13,858)	(15,745)	1,887	(12.0)
Loans, net of ACL	$752,983	$787,536	$(34,553)	(4.4)

Total:
Commercial and industrial	$599,447	$575,707	$23,740	4.1
Real estate:
Construction	158,126	185,519	(27,393)	(14.8)
Residential mortgage	1,897,919	1,927,789	(29,870)	(1.5)
Home equity	697,123	736,524	(39,401)	(5.3)
Commercial mortgage	1,470,310	1,382,902	87,408	6.3
Consumer	519,684	630,541	(110,857)	(17.6)
Total loans	5,342,609	5,438,982	(96,373)	(1.8)
Less: ACL	(61,647)	(63,934)	2,287	(3.6)
Loans, net of ACL	$5,280,962	$5,375,048	$(94,086)	(1.8)

Loans, net of deferred costs, totaled $5.34 billion at September 30, 2024, which decreased by $96.4 million, or 1.77%, from $5.44 billion at December 31, 2023. The decrease was primarily due to decreases in consumer of $110.9 million, home equity of $39.4 million, residential mortgage of $29.9 million, and construction of $27.4 million. These decreases were partially offset by increases in commercial mortgage of $87.4 million and commercial and industrial of $23.7 million.

The Hawaii loan portfolio decreased by $59.9 million, or 1.3%, from December 31, 2023. The decrease reflected decreases in consumer of $44.5 million, home equity of $39.4 million, construction of $29.3 million, residential mortgage of $29.9 million and commercial and industrial of $10.5 million. These decreases were partially offset by an increase in commercial mortgage of $93.7 million.

The U.S. Mainland loan portfolio decreased by $36.4 million, or 4.5%, from December 31, 2023. The decrease was primarily attributable to a decrease in consumer loans of $66.4 million, as the Company continued its strategy to let the US. Mainland consumer loan portfolio to runoff with minimal purchases year-to-date. The decrease was partially offset by an increase in commercial and industrial loans of $34.3 million.

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$376	$432	$(56)	(13.0)%
Real estate:
Residential mortgage	9,680	4,962	4,718	95.1
Home equity	915	834	81	9.7
Commercial mortgage	—	77	(77)	(100.0)
Consumer	626	703	(77)	(11.0)
Total nonaccrual loans	11,597	7,008	4,589	65.5
Other real estate owned ("OREO")	—	—	—	N.M.
Total NPAs	11,597	7,008	4,589	65.5

Accruing Loans 90+ Days Past Due
Real estate:
Residential mortgage	13	—	13	N.M.
Home equity	135	229	(94)	(41.0)
Consumer	481	1,083	(602)	(55.6)
Total accruing loans 90+ days past due	629	1,312	(683)	(52.1)

Total NPAs and accruing loans 90+ days past due	$12,226	$8,320	$3,906	46.9

Ratio of nonaccrual loans to total loans	0.22%	0.13%		0.09%
Ratio of NPAs to total assets	0.16	0.09		0.07
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.23	0.15		0.08
Ratio of classified assets and OREO to tier 1 capital and ACL	2.93	3.41		(0.48)

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2023	$7,008
Additions	10,196
Reductions:
Payments	(1,228)
Return to accrual status	(579)
Charge-offs, valuation and other adjustments	(3,800)
Total reductions	(5,607)
Net increase	4,589
Balance at September 30, 2024	$11,597

Nonperforming assets totaled $11.6 million, or 0.16% of total assets at September 30, 2024, compared to $7.0 million, or 0.09% of total assets at December 31, 2023. The increase in nonperforming assets from December 31, 2023 was primarily attributable to additions to nonaccrual loans totaling $10.2 million, partially offset by $1.2 million in repayments of nonaccrual loans,

$0.6 million in loans returned to accrual status and $3.8 million in net charge-offs, valuation and other adjustments. The majority of the nonaccrual loans are in the residential mortgage category which are well-collateralized with strong loan-to-value ratios.

Criticized loans at September 30, 2024 declined by $17.1 million from December 31, 2023 to $33.0 million, or 0.6% of the total loan portfolio. Special mention loans declined by $14.1 million to $10.7 million, or 0.2% of the total loan portfolio. Classified loans declined by $3.0 million to $22.3 million, or 0.4% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 2.93% at September 30, 2024, which decreased from 3.41% at December 31, 2023.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL as of the dates and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for Credit Losses:
Balance at beginning of period	$62,225	$63,849	$63,934	$63,738

Provision (credit) for credit losses on loans	3,040	4,526	9,609	10,276

Charge-offs:
Commercial and industrial	(663)	(402)	(1,864)	(1,543)
Real estate:
Residential mortgage	(99)	—	(383)	—
Consumer	(3,956)	(4,710)	(13,139)	(11,269)
Total charge-offs	(4,718)	(5,112)	(15,386)	(12,812)

Recoveries:
Commercial and industrial	158	261	378	636
Real estate:
Construction	—	1	—	1
Residential mortgage	8	10	25	70
Home equity	—	—	6	15
Consumer	934	982	3,081	2,593
Total recoveries	1,100	1,254	3,490	3,315
Net charge-offs	(3,618)	(3,858)	(11,896)	(9,497)
Balance at end of period	$61,647	$64,517	$61,647	$64,517

Average loans, net of deferred fees and costs	$5,330,810	$5,507,248	$5,372,247	$5,525,476
Ratio of annualized net charge-offs to average loans	0.27%	0.28%	0.30%	0.23%
Ratio of ACL to total loans	1.15%	1.17%	1.15%	1.17%
Ratio of ACL to nonaccrual loans	532%	970%	532%	970%

Our ACL totaled $61.6 million at September 30, 2024, compared to $63.9 million at December 31, 2023 and $64.5 million at September 30, 2023.

During the third quarter of 2024, we recorded a provision for credit losses on loans of $3.0 million and net charge-offs of $3.6 million. During the nine months ended September 30, 2024, we recorded a provision for credit losses on loans of $9.6 million and net charge-offs of $11.9 million.

The decrease in the provision for credit losses on loans during the three and nine months ended September 30, 2024, compared to the same year-ago periods, was primarily due to a decrease in loan balances outstanding and improvements in the Hawaii economic forecast assumptions used in the Company's estimate of the ACL in the three and nine months ended September 30, 2024.

Our ratio of ACL to total loans was 1.15% at September 30, 2024, compared to 1.18% at December 31, 2023 and 1.17% at September 30, 2023.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Deposits

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing demand deposits	$1,838,009	$1,913,379	$(75,370)	(3.9)%
Interest-bearing demand deposits	1,255,382	1,329,189	(73,807)	(5.6)
Savings and money market deposits	2,336,323	2,209,733	126,590	5.7
Time deposits up to $250,000	536,316	533,898	2,418	0.5
Core deposits	5,966,030	5,986,199	(20,169)	(0.3)
Other time deposits greater than $250,000	492,221	486,812	5,409	1.1
Government time deposits	124,762	374,581	(249,819)	(66.7)
Total time deposits greater than $250,000	616,983	861,393	(244,410)	(28.4)
Total deposits	$6,583,013	$6,847,592	$(264,579)	(3.9)

The Company's deposit portfolio is diversified and long-tenured as it is built upon a business model based on long-term customer relationships. Approximately 52% of deposit customers have been banking with us for more than 10 years.

Our total deposits of $6.58 billion at September 30, 2024 decreased by $264.6 million, or 3.9%, from total deposits of $6.85 billion at December 31, 2023. The decreases in government time deposits of $249.8 million, noninterest-bearing demand deposits of $75.4 million, and interest-bearing demand deposits of $73.8 million were partially offset by increases in savings and money market deposits of $126.6 million, other time deposits greater than $250,000 of $5.4 million, and time deposits up to $250,000 of $2.4 million. Due to the high interest rate environment, we continued to see a shift in the composition of the deposit portfolio from demand deposits to savings and money market and time deposits. The decline in government time deposits was largely due to planned runoff of high-cost government time deposits that matured during the nine months ended September 30, 2024.

Our core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.97 billion at September 30, 2024 and decreased by $20.2 million, from $5.99 billion at December 31, 2023. Core deposits as a percentage of total deposits was 90.6% at September 30, 2024, compared to 87.4% at December 31, 2023. Our average cost of total deposits was 132 bps during the nine months ended September 30, 2024, compared to 84 bps during the same year-ago period.

The Company had estimated uninsured deposits of $2.74 billion, or 42% of total deposits as of September 30, 2024, compared to an estimated $2.91 billion, or 42% of total deposits as of December 31, 2023. The Company had fully collateralized deposits of approximately $305.8 million and $536.3 million as of September 30, 2024 and December 31, 2023, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.44 billion, or 37% of total deposits as of September 30, 2024, compared to the estimated $2.37 billion, or 35% of total deposits as of December 31, 2023.

The following table presents the amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of September 30, 2024:

(dollars in thousands)	September 30, 2024
Remaining maturity:
Three months or less	$333,726
Over three through twelve months	271,845
Over one year through three years	10,912
Over three years	500
Total	$616,983

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

Common Equity

Our total shareholders' equity was $543.7 million at September 30, 2024, compared to $503.8 million at December 31, 2023. The change in total shareholders' equity was primarily attributable to net income of $42.1 million, partially offset by cash dividends declared of $21.1 million, the repurchase of $0.9 million in shares of our common stock under our stock repurchase programs, and other comprehensive income of $18.1 million in the nine months ended September 30, 2024.

Our total shareholders' equity to total assets ratio was 7.33% at September 30, 2024, compared to 6.59% at December 31, 2023. Our book value per share was $20.09 and $18.63 at September 30, 2024 and December 31, 2023, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of $23.1 million and $22.1 million as of September 30, 2024 and December 31, 2023, respectively.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $190.4 million and $169.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Share Repurchases

In January 2024, the Company’s Board of Directors approved a new authorization to repurchase up to $20.0 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2024 Repurchase Plan"), pursuant to a newly authorized share repurchase plan. The 2024 Repurchase Plan replaces and supersedes in its entirety the 2023 Repurchase Plan.

During the nine months ended September 30, 2024, the Company repurchased 49,960 shares of common stock, at an aggregate cost of $0.9 million under the Company's share repurchase program. As of September 30, 2024, $19.1 million remained available for repurchase under the Company's 2024 Repurchase Plan.

Trust Preferred Securities

As of September 30, 2024, the Company has two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date on or after December 15, 2009 for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 4.56%. The subordinated notes had a carrying value of $54.7 million at September 30, 2024, which was net of unamortized debt issuance costs of $0.3 million that is being amortized over the expected life.

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

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. The leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for the Company and the Bank as of September 30, 2024 and December 31, 2023, were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
September 30, 2024
Leverage capital	$698,312	9.5%	$295,022	4.0%	N/A	N/A
CET1 risk-based capital	648,312	12.1	240,780	4.5	N/A	N/A
Tier 1 risk-based capital	698,312	13.1	321,040	6.0	N/A	N/A
Total risk-based capital	818,063	15.3	428,054	8.0	N/A	N/A

December 31, 2023
Leverage capital	$676,536	8.8%	$305,843	4.0%	N/A	N/A
CET1 risk-based capital	626,536	11.4	246,457	4.5	N/A	N/A
Tier 1 risk-based capital	676,536	12.4	328,609	6.0	N/A	N/A
Total risk-based capital	799,175	14.6	438,146	8.0	N/A	N/A

Central Pacific Bank
September 30, 2024
Leverage capital	$724,934	9.8%	$294,454	4.0%	$368,068	5.0%
CET1 risk-based capital	724,934	13.6	240,211	4.5	346,972	6.5
Tier 1 risk-based capital	724,934	13.6	320,281	6.0	427,042	8.0
Total risk-based capital	789,685	14.8	427,042	8.0	533,802	10.0

December 31, 2023
Leverage capital	$704,512	9.2%	$305,375	4.0%	$381,719	5.0%
CET1 risk-based capital	704,512	12.9	245,926	4.5	355,227	6.5
Tier 1 risk-based capital	704,512	12.9	327,902	6.0	437,203	8.0
Total risk-based capital	772,151	14.1	437,203	8.0	546,503	10.0

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

The ALCO simulation model used to measure and manage interest rate risk exposures includes both dynamic and static balance sheet and rate scenarios. The dynamic model scenarios provide an enhanced view that enables management and the Board of Directors to have a realistic view of the expected impact to earnings and capital from forecasted non-parallel movements in interest rates as well as balance sheet changes. On the other hand, static rate scenarios are a measurement of embedded interest rate risk in the balance sheet as of a point in time and incorporate various hypothetical interest rate scenarios that may include gradual or immediate parallel rate changes. The static scenarios have the benefit of comparability against prior periods and other financial institutions. Both dynamic and static model simulations include the use of a number of key modeling assumptions including prepayment speeds, pricing spreads of assets and liabilities, deposit decay rates and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates. The assumptions are typically based on analyses of institution specific actual historical data and trends. Market information is also incorporated where relevant and appropriate. Assumptions are periodically reviewed and updated by ALCO. During periods of increased market volatility, assumptions will be reviewed more frequently. While management believes the assumptions are reasonable, actual behaviors and results may likely differ.

The following table reflects our static net interest income sensitivity analysis as of the dates presented. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios assume rates move up or down 100 bps, 200 bps or 300 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion.

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

	September 30, 2024		December 31, 2023
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	2.20%	1.97%	1.69%	2.51%
+200 bps	1.38%	1.40%	1.00%	1.61%
+100bps	0.59%	0.74%	0.39%	0.68%
-100bps	(1.31)%	(2.00)%	(1.26)%	(1.73)%
-200 bps	(2.78)%	(4.19)%	(2.53)%	(3.59)%
-300 bps	(4.31)%	(6.85)%	(3.86)%	(5.65)%

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

As of September 30, 2024, the Company had $326.6 million in cash on its balance sheet and approximately $2.55 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was 118%. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

During the three months ended September 30, 2024, the Company did not repurchase any shares of common stock under the Company's share repurchase program.

As of September 30, 2024, $19.1 million in share repurchase authorization remained available for repurchase under the Company's 2024 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2024	—	$—	—	$19,054,953
August 1-31, 2024	415	25.79	—	19,054,953
September 1-30, 2024	—	—	—	19,054,953
Total	415	$25.79	—	19,054,953

[1] During the three months ended September 30, 2024, 415 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

CENTRAL PACIFIC FINANCIAL CORP.

Date:	October 30, 2024	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ David S. Morimoto
David S. Morimoto
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)