Form 10-K
period 2024-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2025-02-26
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $559,660,000. As of February 12, 2025, the number of shares of common stock of the registrant outstanding was 27,065,570 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, the payment or nonpayment of dividends, net interest income, capital position, credit losses, net interest margin or other financial items; (ii) statements of plans, objectives and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services and regulatory developments and regulatory actions; (iii) statements of future economic performance including anticipated performance results from our business initiatives; and (iv) any statements of the assumptions underlying or relating to any of the foregoing. Words such as "believe," "plan," "anticipate," "seek", "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•the effects of inflation and interest rate fluctuations, including the impact from potential international tariffs;
•disruptions in the economy, including supply chain disruptions;
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
•the adverse effects of potential bank failures and the potential impact of such developments on customer confidence, deposit behavior, liquidity and regulatory responses thereto;
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

•the impact of a potential new regulatory reform agenda by the Trump administration that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•changes in the competitive environment among bank holding companies and other financial service providers;
•securities market and monetary fluctuations, including the impact resulting from the elimination of the London Interbank Offered Rate Index;
•negative trends in our market capitalization and adverse changes in the price of the Company’s common stock;
•the effects of any acquisitions or dispositions we may make or evaluate, and the costs associated with any potential or actual acquisition or disposition;
•political instability;
•acts of war or terrorism;
•changes in consumer spending, borrowings and savings habits;
•technological changes and developments;
•cybersecurity and data privacy breaches and the consequences therefrom;
•susceptibility of fraud on the business;
•failure to maintain effective internal control over financial reporting or disclosure controls and procedures;
•the ability to address deficiencies in our internal controls over financial reporting or disclosure controls and procedures;
•ability to successfully implement our initiatives to improve our efficiency;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation and benefit plans;
•the impact of potential future Banking-as-a-Service ("BaaS") initiatives; and
•our success at managing any of the risks involved in the foregoing items.

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

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp., a Hawaii corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. We provide financial results based on a fiscal year ending December 31 as a single reportable segment. As of December 31, 2024, we had total assets of $7.47 billion, total loans of $5.33 billion, total deposits of $6.64 billion and shareholders' equity of $538.4 million.

When we refer to "the Company," "we," "us" or "our," we mean Central Pacific Financial Corp. and its subsidiaries on a consolidated basis. When we refer to "Central Pacific Financial Corp.," "CPF" or to the holding company, we are referring to the parent company on a standalone basis. We refer to Central Pacific Bank herein as "our Bank" or "the Bank."

Through our Bank and its subsidiaries, we offer full-service commercial banking with 27 bank branches and 55 ATMs located throughout the State of Hawaii. Our administrative and main offices are located in Honolulu and we have 20 branches on the island of Oahu. We operate four branches on the island of Maui, two branches on the island of Hawaii and one branch on the island of Kauai.

Central Pacific Bank is a full-service commercial bank offering traditional deposit and lending products and services to consumer and business customers, such as accepting demand, money market, savings and time deposits, originating loans, including commercial loans, construction loans, commercial real estate loans, residential mortgage loans, and consumer loans and fiduciary and investment management services. Our Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank became a member of the Federal Reserve System in January 2025.

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

Through our Bank, we concentrate our lending activities in five principal areas:

(1)Residential Mortgage Lending.  Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii and home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties have an average loan origination size of approximately $0.7 million and marketable collateral. Changes in interest rates, the economic environment and other market factors have impacted, and future changes will likely continue to impact, the marketability and value of collateral and the financial condition of our borrowers and thus the level of credit risk inherent in the portfolio. A portion of our first residential mortgage loan originations are sold in the secondary market and a portion is put into our loan portfolio.
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
(3)Commercial Mortgage Lending.  Loans in this category consist of loans secured by commercial real estate, including but not limited to, structures and facilities to support activities designated as multi-family residential properties, industrial, warehouse, general office, retail, health care, hotels, and religious dwellings. Our underwriting policies and practices generally requires net cash flow from the property to cover the debt service while maintaining an appropriate amount of reserves and permits consideration of liquidation of the collateral as a secondary source of repayment.
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

Our Market Area and Competition

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank was the fourth-largest depository institution in the state as of December 31, 2024.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our Bank, or in relation to the overall business of the Company. However, approximately 79% of our loan portfolio at December 31, 2024 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

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

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2024, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V.

In February 2024, the Bank acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC ("One Hawaii"). The Bank did not fund its initial capital contribution and One Hawaii had no activity in 2024. The Bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation" and the entity also meets the definition of a variable interest entity ("VIE") and as the Bank is the primary beneficiary of the VIE. Accordingly, the investment will be consolidated into the Company's financial statements when activity begins.

Central Pacific Bank also owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC and Island Pacific HomeLoans, LLC, which are accounted for under the cost method and are included in unconsolidated entities in the Company's consolidated balance sheets.

The Company sponsors the Central Pacific Foundation, which is not consolidated in the Company's financial statements.

Supervision and Regulation

General

The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies for the protection of depositors and the FDIC deposit insurance fund, borrowers, and the stability of the United States of America ("U.S.") banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the statutes and regulations referred to in this discussion. We cannot predict whether or when new legislative initiatives may be proposed or enacted or new regulations or guidance may be promulgated nor the effect new laws, regulations and supervisory policies and practices may have on community banks generally or on our financial condition and results of operations. Such developments could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall effect such reduction or elimination may have on the Company and the Bank.

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

Central Pacific Bank, as a Hawaii state-chartered bank, is subject to primary supervision, periodic examination and regulation by the DFI and, effective January 24, 2025, the FRB. The Bank joined the Federal Reserve System as a member in January 2025, and was previously regulated primarily by the FDIC. As a FRB member bank, the Bank is required to subscribe to Federal Reserve capital stock in an amount equivalent to six percent (6%) of its capital and surplus. Although the par value of such stock is $100 per share, banks pay only $50 per share at the time of purchase with the understanding that the other half of the subscription amount is subject to call at any time. On January 24, 2025, the Bank purchased 371,359 shares of Federal Reserve Bank Stock for an aggregate purchase price of $18.6 million.

The Company is also subject to certain regulations promulgated by the Consumer Financial Protection Bureau ("CFPB"), Federal Trade Commission ("FTC"), and FRB. During periodic examinations, the DFI, FDIC (2024 and prior), and FRB assess our financial condition, capital resources, asset quality, management, earnings prospects, liquidity, market sensitivity and other aspects of our operations. These bodies also determine whether our management is effectively managing the Bank and the holding company, and whether we are in compliance with all applicable laws or regulations.

Legislative and Regulatory Developments

The federal banking agencies have the ability to promulgate regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. However, we believe the Trump administration will seek to implement a regulatory reform agenda that is different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. The scope of such changes, however, cannot yet be determined.

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

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC (2024 and prior), FRB (2025 and forward) and the DFI monitor the capital adequacy of our Bank. The Company and the Bank are required to maintain minimum risk-based and leverage capital ratios, as well as a Capital Conservation Buffer, pursuant to the Basel III Capital Rule.

These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the FRB, FDIC or DFI may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

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
•Common Equity Tier 1 ("CET1") Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common stockholders' equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets and certain deferred tax assets. Hybrid securities, such as trust preferred securities, generally are excluded from being counted as Tier 1 capital. However, for bank holding companies like us that have less than $15 billion in total consolidated assets, certain trust preferred securities were grandfathered in as a component of Tier 1 capital. In addition, because we are not an advanced approach banking organization, we were permitted to make a one-time permanent election to exclude accumulated other comprehensive income items from regulatory capital. We made this election in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale securities portfolio.
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

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the charts below. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the Basel III Capital Rule. For purposes of the Federal Reserve's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company's capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company's particular condition, risk profile and growth plans.

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

As of December 31, 2024, the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and the Bank’s capital ratios as of December 31, 2024, see Note 23 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data".

As the Company approaches and if it were to cross the $10 billion or more asset threshold, its compliance costs and regulatory requirements likely will increase.

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

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well-capitalized. Institutions that are less than well-capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2024, the Bank did not have any deposit liabilities categorized as brokered deposits.

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

Regulation of the Bank

As a Hawaii state-chartered bank whose deposits are insured by the FDIC and which became a member of the Federal Reserve effective January 24, 2025, the Bank is subject to regulation, supervision, and regular examination by the DFI, and principally by the FRB, as the Bank's primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of collateral for certain loans, servicing and foreclosing on loans, transactions with affiliates, officers, directors and other insiders, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

FRB, FDIC and DFI Enforcement Authority

The federal and Hawaii regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank's deposits, have residual authority to:

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

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy.” Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and OCC review current practices and adopt a plan for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers.

In September, 2024, the Department of Justice ("DOJ") announced that it withdrew its 1995 Bank Merger Guidelines and, instead, for purposes of evaluating the competitive impact of bank mergers, will rely on its 2023 Merger Guidelines which apply to all industries. For banks considering combinations where there may be even a remote possibility of antitrust concerns under the 2023 Merger Guidelines, the DOJ will review “market realities” in analyzing the competitive effects of a particular transaction. While branch deposit concentration may be one area of focus (i.e., traditional Herfindahl Hirschman Index (HHI) analysis for deposit concentration utilizing the 2023 Merger Guideline baselines), the DOJ will drill down into the products and services that a bank merger may affect prior to fully assessing the impact of a combination. This type of analysis may involve a more robust review of the competitive landscape (i.e., the impact of credit unions and other non-bank competitors), and a closer analysis of interest rates, types of mortgages and other loans offered, quality of service and convenience at branch locations, the types of customers served, and the unique needs in a particular bank market for bespoke financing. The impact of the election of President Trump on bank mergers and acquisition policy has yet to be determined.

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

If there are additional bank or financial institution failures or if our asset size or risk of default increases or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

Cybersecurity

Federal regulators have issued multiple statements regarding cybersecurity that requires financial institutions to design and implement multiple layers of security controls to establish lines of defense to ensure strong cyber risk management processes. Risks associated with compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution must also be addressed. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes and capabilities to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered defense-in-depth approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See "Risk Factors" under Part I, Item 1A of this report for a further discussion of risks related to cybersecurity and "Cybersecurity" under Part I, Item 1C for a further discussion of our cybersecurity risk management, strategy and governance.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws, including the Telephone Consumer Protection Act and the CAN-SPAM Act. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. In addition, recent joint regulatory pronouncements by the federal banking agencies have emphasized the importance of managing all the risks, including operational and compliance risks, associated with any BaaS relationships.

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

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The Bank received an "Outstanding" rating in the FDIC's 2022 CRA Performance Evaluation that measures how financial institutions support their communities in the areas of lending, investment and service.

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

The final CRA rule was intended to take effect on April 1, 2024 with staggered compliance dates, including compliance with the new tests, data collection requirements, with the requirement to define retail lending assessment areas, all of which become applicable on January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The final CRA rule was enjoined from implementation by a Texas federal court on April 1, 2024, extending the effective date of April 1, 2024, as well as all other implementation dates, on a day-for-day basis for each day that the injunction remains in effect. The decision of the district court is currently on appeal. We are continuing to evaluate the impact of these changes to bank and holding company regulations and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate and construction, or "CRE", loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s total risk-based capital, or (iv) total CRE loans representing 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2024, the Bank’s construction, land development, and other land loans represented less than 100% of its total risk-based capital. As of December 31, 2024, the Bank's total CRE loans represented less than 300% of its total risk-based capital and has increased by less than 50% from the prior 36 months.

Changes in Federal, State, or Local Tax Laws

We are subject to changes in federal and applicable state tax laws and regulations that may impact our effective tax rates. Changes in these tax laws may be retroactive to previous periods and as a result could impact our current and future financial performance. For example, the Tax Cuts and Jobs Act of 2017 resulted in a reduction of our federal tax rate from a minimum of 35% in 2017 to 21% in 2018 through current, which had a favorable impact on our earnings. Conversely, this legislation also enacted limitations on certain deductions, including the deduction of FDIC deposit insurance premiums, which partially offset the expected increase in net earnings from the lower tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA imposes a non-deductible 1% excise tax on the aggregate fair market value of stock repurchased by certain public companies, if any, including the Company, occurring after December 31, 2022.

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 16 - Income Taxes of the notes to consolidated financial statements for more information.

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

Employees and Workforce

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying rewards to our employees. At December 31, 2024, we employed 741 persons, 697 on a full-time basis and 44 on a part-time basis. We are not a party to any collective bargaining agreement. At December 31, 2024, our workforce was over 92% ethnically diverse (non-Caucasian or two or more races) and 64% female, with 55% of all management staff having a supervisory role being female.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through ongoing development conversations and annual performance reviews with employees, internally developed training programs, conferences, and other training events that employees are encouraged to attend in connection with their job duties. Additionally, we invest in continual learning and development through tuition reimbursement for courses or degree programs, and fees paid for certifications. A cohort of two to three high potential employees are sent to the Pacific Coast Banking School annually. Our CPB Toastmasters helps participating employees gain public speaking, communication and leadership skills. Our CPB Women's Leadership Program provides opportunities for CPB's top women leaders to develop leadership skills, build a support network and give back to the broader community through service projects.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules including hybrid, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being an exceptional service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering a competitive compensation and benefits package that includes health insurance and retirement savings plans, aids in retention of our top-performing employees. In addition to base salary, our compensation program includes variable pay (e.g., commission, incentive, bonus) for all employees. Our variable pay programs are designed to motivate and reward high levels of individual performance that aligns with our corporate strategy and business plan, and contributes to CPB’s success. At December 31, 2024, the employee average years of service was 10 years and 36% of our current staff had been with us for ten years or more.

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
•Negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

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
•The high interest rate environment has decreased the market value of the Company's fixed-rate investment securities and loan portfolios, and the Company would realize losses if we were required to sell such securities or loans to meet liquidity needs.
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
•Significant increases in residential home insurance premiums and overall challenges in obtaining home owners insurance generally may negatively impact the residential real estate market.
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

Risks Related to Technology
•We continually encounter technological change including developments in artificial intelligence.
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

In addition, the high concentration of Hawaii real estate loans in our portfolio, combined with the deterioration in these sectors caused by an economic downturn, could have in the future a significantly more adverse impact on our operating results than many other banks across the nation. If our borrowers experience financial difficulty, or if property values securing our real estate loans decline, we will incur elevated credit costs due to the composition and concentration of our loan portfolio, which will have an adverse effect on our financial condition and results of operations.

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

Our results of operations have been, and in future periods, will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 79% of our loan portfolio as of December 31, 2024 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

For the year ended December 31, 2024, we recorded $9.8 million in provision for credit losses. As a result of a variety of factors, including a decline in local, national or international economic conditions, it is possible that we may experience material credit losses and in turn, decreases to our allowance for credit losses. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans. If that were to occur, we may have to record additional provisions for credit losses which would have an adverse impact on our net income, financial condition and capital ratios.

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

We generally use the judicial foreclosure process which can be very lengthy. Additionally, the joint federal-state settlement with several mortgage servicers over abuse of foreclosure practices resulted in the implementation of enhanced mortgage loan modification programs and loss mitigation practices. The loss mitigation practices could impact our foreclosure procedures, which in turn could adversely affect our business, financial condition or results of operations.

Banking-as-a-Service ("BaaS") collaboration agreements that we may enter into may expose us to credit risk.

Future BaaS collaboration agreements, as they have in the past, may include loan or line of credit arrangements with our partners and may also include various loss sharing agreements. We typically will require guarantees and/or collateral to protect the Bank against credit risk. However, there is a risk that our partners will be unable to meet their obligations under the agreements.

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 11.7% of our interest income in the year ended December 31, 2024, as compared to 11.2% of our interest income in the year ended December 31, 2023. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks (including credit, interest rate and liquidity) associated with that portfolio, including the mix of government agency and non-agency securities, remains important.

If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

The high interest rate environment has decreased the market value of the Company’s fixed-rate investment securities and loan portfolios, and the Company would realize losses if we were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates initiated by the Federal Reserve, the market values of the Company's fixed-rate investment securities and loan portfolios have declined significantly. While the Company does not currently intend to sell these securities or loans to meet liquidity needs, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, there is no guarantee that government programs or the Company's other borrowing facilities will be effective in addressing the Company's liquidity needs as they arise.

Our ability to maintain adequate sources of funding and liquidity and required capital levels may be negatively impacted by uncertainty in the economic environment which may, among other things, impact our ability to satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources would have a substantial negative effect on our liquidity which could affect or limit our ability to satisfy our obligations and our ability to grow profitability at the same rate. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general. Factors that could detrimentally impact our access to liquidity sources include concerns regarding deterioration in our financial condition, increased regulatory actions against us and a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the past turmoil faced by banking organizations and the credit markets. In addition, our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.

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

Hawaii law only permits the Bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2024, the Bank had Statutory Retained Earnings of $196.8 million. In addition, regulatory authorities could limit the ability of the Bank to pay dividends to CPF. The inability to receive dividends from the Bank could have a material adverse effect on our financial condition, results of operations and prospects.

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, negative sentiment about our business, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, security breaches, litigation, and questionable, unlawful or fraudulent activities of our partners (including BaaS partners), contract counterparties, employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective to address reputational threats in all circumstances. Negative publicity regarding our business, employees, partners, contracting counterparties, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

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

Our financial performance and profitability depend on our ability to manage past and possible future growth. Continued organic growth and any future acquisitions or dispositions we may make or evaluate may result in additional expenses, and involve issues with operations, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Credit ratings assigned by ratings agencies to us, our affiliates or our securities may impact the decision of certain customers, or institutions in particular, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits, our ability to access the capital markets on favorable terms and our business relationships.

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

Significant increases in residential home insurance premiums and overall challenges in obtaining home owners insurance generally may negatively impact the residential real estate market.

We originate a significant amount of residential mortgage loans. Recent natural disasters locally and nationally, including fires in Maui and California as well as flooding in other parts of the United States, have caused home insurers to significantly increase their premiums on homeowner’s insurance and/or eliminate or limit the availability of certain insurance products, including homeowners insurance. If prospective or existing customers are unable to obtain homeowners insurance or the cost of such insurance becomes prohibitively expensive, the market for our residential mortgage loans and real estate valuations will be reduced, therefore loan-to-value ratios could be negatively impacted and our financial condition and results of operations would be adversely affected.

Agreements with BaaS partners that we may enter into may produce limited revenue and may expose us to liability for compliance violations by BaaS partners and may require additional resources to review and monitor performance by our BaaS partners.

We may enter into agreements with BaaS partners pursuant to which we will provide certain banking services for the BaaS partner customers. Ensuring contractual and regulatory compliance with these agreements will require additional internal and external resources which will increase our compliance costs and could adversely affect our business.

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

The strategy of offering BaaS has been adopted by other institutions with which we compete and has come under enhanced regulatory scrutiny.

Other banks and institutions have instituted BaaS strategies. As a consequence, we anticipate that we will encounter competition in this area currently and in the future. This competition may increase our costs, reduce our revenues or revenue growth or make it difficult for us to compete effectively in obtaining these relationships. Additionally, the BaaS model has faced recent challenges due to macroeconomic conditions, regulatory scrutiny and overall risk exposure. In particular, bank regulatory agencies have jointly cautioned banks of elevated risks when engaging in BaaS relationships. Failure to effectively manage these risks could have a material adverse effect on our business, financial condition or results of operations and potentially lead to regulatory enforcement actions against us.

Risks Related to Legal, Compliance and Regulatory Matters

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, BaaS relationships, dividend policy and growth, among other things. Statutes and regulations affecting our business as well as the interpretation of these statutes and regulations by examining authorities may be subject to change at any time. In addition, regulations may be adopted that increase expenses associated with running our business and adversely affect our earnings.

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and generally affect the banking industry. We are subject to the rules and regulations of the FRB, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our regulators, ultimately require our Bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas may include:

•capital that must be maintained;
•types of activities that can be engaged in, including any BaaS relationships;
•types and amounts of investments that can be made;
•locations of offices;
•insurance of deposits and the premiums that must be paid for this insurance;
•procedures and policies;
•conditions and restrictions on our executive compensation; and
•how much cash must be set aside as reserves.

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

Federal banking regulators adopted regulatory capital standards that impose additional capital requirements on us, and increase our associated compliance costs. The administration of existing capital adequacy laws as well as the adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase any of our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements as well as our financial condition could require us to raise additional capital, which would dilute our existing shareholders at the time of such capital issuance.

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with new environmental laws, including limitations on emissions relating to climate change and disclosure requirements, could adversely affect our financial condition and results of operations.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements require us to incur costs for, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our branches and other facilities, among other things. These expenditures and other costs associated with compliance have been significant in the past and may increase in the future, which could have an adverse effect on our financial condition and results of operations.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. This includes the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone without obtaining shareholder approval among other things. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and super-majority voting provisions in connection with certain transactions. In particular, both federal and state law limit the ownership acquisition for certain percentage thresholds of our common stock without providing prior notice to the regulatory agencies, obtaining prior regulatory approval or non-objection, or being able to rely on an exemption from such acquisition. See the "Supervision and Regulation" section. We are also subject to the provisions of the Hawaii Control Share Acquisitions Act, which prohibits the consummation of a “control share acquisition” (with threshold ranges starting at 10% and set at 10% intervals up to a majority) unless approved by our shareholders or otherwise exempt. Unless approved or otherwise exempt, for a period of one year after acquisition, the shares acquired by a person in a control share acquisition will be (i) denied voting rights, (ii) be non-transferable, and (iii) be subject to redemption at our option. Collectively, these provisions of our restated articles of incorporation and bylaws in addition to applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders, limit the ability of another party to acquire a significant block of our common stock, and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. CPF, the Bank, and our other subsidiaries may incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2024, we had (i) $50.0 million in face amount of trust preferred securities outstanding with accrued and unpaid dividends thereon of $0.2 million, (ii) $55.0 million in principal amount of subordinated notes outstanding with accrued and unpaid interest thereon of $0.4 million and (iii) $50.0 million in FHLB long-term advances outstanding with accrued and unpaid dividends thereon of $6 thousand. Additionally, common stock holders are subject to the prior dividend and liquidation rights of any preferred stock holders that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Risks Related to Technology

We continually encounter technological change including developments in artificial intelligence.

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

We or our third-party vendors, clients or counterparties may develop or incorporate artificial intelligence ("AI") technology in certain business processes, services or products. AI is a relatively new technology that is rapidly evolving and there remains many uncertainties. The development and use of AI presents a number of risks and challenges to our business, including legal and regulatory, compliance, operational, information security, fraud and reputational risks. The financial services industry in general is exposed to risks arising from the use of AI technologies by bad actors to commit fraud, misappropriate funds and facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.

Statistical and quantitative models and other quantitatively-based analyses, both built internally and from third-party vendors, is increasingly being used in our operations, decision making, and risk management framework. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

The occurrence of fraudulent activity, data privacy breaches, failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners (including by our own employees and consultants), which may result in financial losses or increased costs to us or our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including: check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. The techniques used in cyber-attacks change rapidly and are increasingly sophisticated, including through the use of generative artificial intelligence and deepfakes, and potential future use of quantum computing, and as a result, cyber attacks or data security breaches may be more difficult to anticipate.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including other financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that may involve their accounts with us.

We use automation and technology tools to help reduce some risks of human error. Nonetheless, we continue to also rely on many manual processes to conduct our business and manage our risks. In addition, use of automation tools does not eliminate the need for effective design and monitoring of their operation to ensure they operate as intended. Enhanced use of automation may present its own risks. Automated systems may themselves experience outages or problems. Some tools are dependent on the quality of the data used by the tool to learn and enhance the process for which it is responsible. Bad, missing or anomalous data can adversely affect the functioning of such tools.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chairman, President and Chief Executive Officer, our Senior Executive Vice President and Chief Financial Officer, our Senior Executive Vice President and Chief Risk Officer, and our other executive officers and certain other employees.

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

Hawaii, where our business is located, and where a substantial portion of our customers and loan collateral is located, could be impacted by the effects of climate change, including increased frequency or severity of storms, hurricanes, floods, droughts, wildfires, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. At this time, we have not experienced material losses from climate change; however, we are aware that its impact may increase in the future. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity remains a top financial services industry risk due to increases in the quantity and sophistication of cyberattacks, which include ransomware, malware, credential theft, supply chain, and other prevalent attack methods resulting in unauthorized access to systems or sensitive data.

The Company maintains a formal and comprehensive enterprise-wide Information Security and Cybersecurity Program (the "Information Security Program") that protects the confidentiality, integrity, and availability of the Company’s information assets and to manage reasonably foreseeable cybersecurity risks and threats. The Information Security Program, which is in compliance with banking regulations, includes a threat intelligence program, policies and procedures, multi-layered cybersecurity technical safeguards, third-party security risk assessments, a formal incident response program, mandatory trainings for employees and independent contractors upon hire and regularly thereafter, annual audits, and reviews of vendors who handle sensitive information.

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

The Board of Directors overall, including the Board Risk Committee more specifically, oversees cybersecurity risk. The Executive Committee overall, and the Chief Risk Officer, Chief Legal Officer, Chief Technology Officer, and Information Security Director more specifically, manages cybersecurity risk and the associated programs at the operational level. Regular updates on cybersecurity are provided to the Management Risk Committee, to the Board Risk Committee and/or the Board of Directors.

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

The Company’s Information Security Program includes key program stakeholders who meet regularly to discuss and execute on continually improving the Company’s Information Security Program through ongoing initiatives. The Company implements a formal Information Security Program aligning to industry best practices and focuses on the following key areas to mitigate cyber risks:

i.Risk Assessment – At least annually, a risk assessment is conducted that incorporates other security assessments and testing conducted throughout the year, ongoing and completed security initiatives, evaluation of the cyber threat landscape, compliance, incidents, etc. The assessment results are presented to executive management and the Board of Directors.
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

External Assessments

The Company’s Information Technology and Information Security Departments are examined annually by our financial institution regulator, which includes reviewing our cyber risk management activities to ensure we are properly and adequately managing our risks appropriate to the size and complexity of our business and operations. In addition to annual examinations, the Company's Information Security Program, policies and practices, and cyber posture are subject to regular external independent reviews including annual audits, annual penetration tests, and quarterly third-party cyber risk assessments to ensure cybersecurity controls are adequately designed and are operating effectively.

ITEM 2.    PROPERTIES

We hold title to the land and building in Honolulu, Hawaii where our Main branch office and headquarters are located, as well as other branch and operations offices throughout the State of Hawaii. In addition, we occupy or hold leases for approximately 30 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to properties we own or lease and the related lease rental expense and commitments as of December 31, 2024, see Note 5 - Premises and Equipment and Note 15 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index, and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2019 and ending December 31, 2024. The graph assumes the investment of $100 on December 31, 2019.

Indexed Total Annual Return
(as of December 31, 2024)

Total Return Performance
Index Value
200
150
100
50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Central Pacific Financial Corp.
Russell 2000 Index
S&P 600 Banks Index

	December 31,
Index	2019	2020	2021	2022	2023	2024
Central Pacific Financial Corp.	$100.00	$67.51	$103.81	$78.12	$80.37	$124.00
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P 600 Banks Index	100.00	87.95	119.38	109.98	108.10	123.92

As of January 31, 2025, there were 2,731 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

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

Under the terms of our trust preferred securities and subordinated notes, our ability to pay dividends with respect to common stock would be restricted if our obligations under our trust preferred securities and subordinated notes were not current. Our obligations on our outstanding trust preferred securities and subordinated notes are current as of December 31, 2024.

Additionally, our ability to pay dividends depends on our ability to obtain dividends from our Bank. As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2024, the Bank had Statutory Retained Earnings of $196.8 million. In addition, the Bank's regulators could impose limitations or conditions on the Bank's ability to pay dividends to the Company which would adversely impact the ability of the Company to pay dividends to our shareholders.

See "Part I, Item 1. Business — Supervision and Regulation" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

On January 30, 2024, the Company's Board of Directors approved a share repurchase authorization of up to $20 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2024 Repurchase Plan"). The 2024 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors.

On January 28, 2025, our Board of Directors approved a new share repurchase authorization of up to $30 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2025 Repurchase Plan”). The 2025 Repurchase Plan replaces and supersedes in its entirety the 2024 Repurchase Plan.

We did not repurchase any shares of our common stock under our publicly announced share repurchase program during the three months ended December 31, 2024. During the year ended December 31, 2024, we repurchased 49,960 shares of common stock, at an aggregate cost of $0.9 million under our 2024 Repurchase Plan.

We cannot provide any assurance as to whether or not we will continue to repurchase common stock under any share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2024	—	$—	—	$19,054,953
November 1-30, 2024	509	31.03	—	19,054,953
December 1-31, 2024	—	—	—	19,054,953
Total	509	31.03	—	19,054,953

[1] During the three months ended December 31, 2024, 509 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

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

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•Loans: Our loans consist of commercial and industrial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgage, home equity, and consumer loans to homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income.

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

Executive Overview

We believe we delivered solid financial performance while managing and mitigating risks that arose in 2024.

•We recorded net income of $53.4 million, or $1.97 per diluted common share in 2024, compared to $58.7 million, or $2.17 per diluted common share in 2023. Net income in 2024 included a provision for credit losses of $9.8 million, compared to a credit to the provision of $15.7 million in 2023.
•Results in 2024 were impacted by a pre-tax loss on sales of investment securities of $9.9 million related to an investment securities portfolio repositioning ("Repositioning Loss") and pre-tax expenses related to our evaluation and assessment of a strategic opportunity of $3.1 million ("Strategic Expense").
•Excluding the Repositioning Loss and Strategic Expense, non-GAAP adjusted net income was $63.4 million, or $2.34 per diluted common share in 2024. (See Tables 3-8 for reconciliations of the adjusted non-GAAP financial measures.)
•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 0.72% and 10.25%, respectively, in 2024, compared to ROA and ROE ratios of 0.78% and 12.38%, respectively, in 2023. Excluding the Repositioning Loss and Strategic Expense, adjusted ROA and ROE ratios (non-GAAP) was 0.86% and 12.10%, respectively, in 2024, compared to adjusted ROA and ROE ratios (non-GAAP) of 0.78% and 12.24%, respectively, in 2023. (See Table 7 - Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity for a reconciliation of the non-GAAP adjusted ROA and ROE.)
•Asset quality remains strong as our nonperforming assets totaled $11.0 million, or 0.15% of total assets at December 31, 2024, compared to $7.0 million, or 0.09% of total assets at December 31, 2023.
•Our loan portfolio declined by $106.1 million, or 2.0% in 2024, primarily due to run-off of our consumer loan portfolio of $120.0 million.
•Total deposits declined by $203.6 million, or 3.0% in 2024, primarily due to the run-off of high-cost government time deposits of $271.5 million. Our core deposit portfolio grew by $54.0 million, or 0.9%.
•Our capital position and consistent profitability allowed us to pay cash dividends of $1.04 per share in 2024. In addition, in 2024 we repurchased an aggregate of 49,960 shares of common stock under our share repurchase program at an aggregate cost of $0.9 million, or an average of $18.92 per share.

Business Environment

The majority of our operations are concentrated in the State of Hawaii. As a result, our performance is significantly influenced by the strength of the real estate markets, the tourism industry, and the economic environment and environmental conditions in Hawaii. Macroeconomic conditions also influence our performance. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income; while an unfavorable business environment is characterized by the reverse.

According to the latest available statistics from the Hawaii Tourism Authority ("HTA"), a total of 9.69 million visitors arrived to the Hawaiian Islands in the year ended December 31, 2024, mainly from the U.S. Mainland. This was a modest 0.3% increase from the 9.66 million visitors in the year ended December 31, 2023, and represents a recovery of approximately 93.3% from the 10.4 million visitors during the pre-pandemic and record year in 2019. Japanese visitor arrivals in the year ended December 31, 2024 continued to increase modestly; however, were only at around 45.7% of pre-pandemic 2019, or around 51.8% in the month of December 2024 compared to December 2019. Sixteen months after the August 8, 2023 wildfires, visitors to Maui were up 15.3% in December 2024 compared to December 2023, but still down 17.3% from pre-pandemic December 2019. The unemployment rate for the Island of Maui was 8.4% in September 2023 and has since improved to 3.4% in December 2024.

The HTA also reported that total spending by visitors was $20.68 billion in the year ended December 31, 2024, which declined by approximately 0.2% from the $20.73 billion in the year ended December 31, 2023, and increased by approximately 16.7% from $17.72 billion in pre-pandemic 2019. According to a recent report by the State of Hawaii's Department of Business, Economic Development and Tourism ("DBEDT"), total visitor arrivals are expected to increase to approximately 9.9 million in 2025 and visitor spending is expected to be approximately $21.46 billion in 2025.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 3.0% in the month of December 2024, which fell below the national seasonally adjusted unemployment rate of 4.1%. DBEDT projects Hawaii's seasonally adjusted annual unemployment rate to be around 2.7% in 2025.

Hawaii's economy is measured by the growth of real personal income and real gross state product. DBEDT is expected to report real personal income grew by approximately 2.8% but real gross state product grew by approximately 1.6% for 2024. DBEDT projects real personal income to grow by 1.6% and real gross state product to grow by 2.0% for 2025.

Real estate lending is one of the primary focuses for us, including residential mortgage and commercial mortgage loans. As a result, we are dependent on the strength of Hawaii's real estate market. The Hawaii housing market continues to experience solid prices, increased sales activity, strong demand and low inventory. According to the Honolulu Board of Realtors, the median price for a single-family home on Oahu was $1,100,000 for the year ended December 31, 2024, representing an increase of 4.8% from the median resale price of $1,050,000 for the year ended December 31, 2023. The median resale price for condominiums on Oahu was $515,000 for the year ended December 31, 2024, representing an increase of 1.3% from the median resale price of $508,500 for the year ended December 31, 2023. Oahu unit sales volume increased by 9.1% for single-family homes, and decreased by 2.5% for condominiums in 2024 from 2023.

If the residential and commercial real estate markets we have exposure to deteriorate, our results of operations could be negatively impacted. See the "Overview of Results of Operations—Concentrations of Credit Risk" section for a further discussion on how a deteriorating real estate market, combined with the concentration risk within our portfolio, could have a significant negative impact on our asset quality and credit losses.

Changes in monetary policy, including changes in interest rates, could influence: (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities, among other things.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target range was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, up to a 22-year high, 5.25% to 5.50%. The Federal Funds Rate remained at that level until September 2024. At the September 2024 Federal Open Market Committee ("FOMC") meeting, the FOMC lowered interest rates by 50 bps to 4.75% to 5.00%, as they gained greater confidence that inflation is moving sustainably towards its 2% target. In November and December 2024, the FOMC lowered interest rates by an additional 25 bps each to a target range of 4.25% to 4.50% at the end of 2024.

In addition to the impacts from changes in monetary policy, other economic conditions may impact financial results in future periods. Loan demand, deposit growth, provision for credit losses, asset quality, noninterest income and noninterest expense are all affected by changes in economic conditions. Inflationary concerns, labor shortages, changes to the political and regulatory environment, including geopolitical conflicts, supply chain disruptions and the possibility of future bank failures, could adversely impact the economy, which could negatively impact our financial results as well as our customers’ creditworthiness. In light of these potential issues, we continue to monitor our liquidity. Refer to "Part II, Item 7 - Liquidity Risk and Borrowing Arrangements" for discussion.

Recent Industry Developments

Beginning in March 2023, the banking industry experienced significant volatility as a result of high-profile regional bank failures, which resulted in industry-wide concerns related to liquidity, deposit outflows, unrealized or unrecognized losses on investment securities and weaker consumer confidence in the banking industry. As a result, the Company took a number of preemptive actions during the first half of 2023, which included pro-active outreach to clients and other liquidity contingency planning actions, such as maximizing funding sources and increased liquidity monitoring in response to these developments.

The industry volatility stabilized in 2024 and we believe the Company’s balance sheet and liquidity position remained solid. The Company had $380.9 million in cash on its balance sheet and approximately $2.49 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities as of December 31, 2024. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was approximately 113% as of December 31, 2024. We believe the Company's deposit portfolio is diversified and long-tenured and approximately 62% of total deposits were FDIC-insured or collateralized as of December 31, 2024.

The Company’s capital remained strong with the leverage, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 capital ratios of 9.3%, 13.2%, 15.4%, and 12.3%, respectively, as of December 31, 2024, all exceeding "well-capitalized" regulatory standards.

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

As discussed in Note 6 - Investments in Unconsolidated Entities in the accompanying notes to the consolidated financial statements in this report, the Company entered into a transaction with Swell in the third quarter of 2023 whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). During the fourth quarter of 2024, the Company determined that the carrying value of the intangible assets would not be recoverable. As a result, the Company recorded impairment of $1.3 million on the intangible assets. The carrying value of the intangible assets was zero as of December 31, 2024.

The Company does not have any other active BaaS initiatives, but continues to evaluate potential future BaaS opportunities.

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

Overview of Results of Operations

2024 vs. 2023 Comparison

In 2024, we recognized net income of $53.4 million, or fully diluted earnings per share ("EPS") of $1.97, compared to net income of $58.7 million, or EPS of $2.17, in 2023. Our ROA and ROE for 2024 was 0.72% and 10.25%, respectively, compared to 0.78% and 12.38%, respectively, in 2023.

We recorded a provision for credit losses of $9.8 million in 2024, compared to a provision of $15.7 million in 2023. The lower provision for credit losses was primarily due to improvements in the economic forecast and movements in loan balances by segment, combined with an overall loan balance decline during the year.

Net interest income increased by $1.7 million from 2023 to 2024, primarily driven by higher average yields earned on loans and investment securities, partially offset by higher average rates paid on interest-bearing deposits.

Other operating income decreased by $7.9 million from 2023 to 2024. The decrease in other operating income was primarily due to a loss on sale of investment securities of $9.9 million related to an investment portfolio repositioning completed in the fourth quarter of 2024, compared to a loss of $2.1 million primarily due to an investment portfolio repositioning completed in 2023. In addition, the Company recognized a gain on sale of a real estate office property of $5.1 million in 2023. These decreases were partially offset by higher other service charges and fees of $2.0 million and higher income from bank-owned life insurance of $1.7 million, The higher income from bank-owned life insurance was primarily attributable to stock market volatility and higher death benefit income, and was partially offset by higher deferred compensation expense included in salaries and employee benefits and other expenses in other operating expense. See Table 9 - Components of Other Operating Income for more information.

Other operating expense increased by $8.4 million from 2023 to 2024. The increase was primarily due to higher salaries and employee benefits of $3.9 million, expenses related to our evaluation and assessment of a strategic opportunity in 2024 of $3.1 million, and higher directors' deferred compensation plan expenses of $1.2 million. These increases were partially offset by a non-recurring charge of $2.3 million related to the early termination of a branch lease in 2023. Significant fluctuations in directors' deferred compensation plan expenses are primarily due to volatility in the equity markets. See Table 10 - Components of Other Operating Expense for more information.

2023 vs. 2022 Comparison

In 2023, we recognized net income of $58.7 million, or EPS of $2.17, compared to net income of $73.9 million, or EPS of $2.68, in 2022. Our ROA and ROE for 2023 was 0.78% and 12.38%, respectively, compared to 1.01% and 15.47%, respectively, in 2022.

We recorded a provision for credit losses of $15.7 million in 2023, compared to a credit of $1.3 million in 2022. The increase in the provision for credit losses reflects higher charge-offs of our U.S. Mainland unsecured consumer loan portfolio, and the outlook for continued pressure on the national consumer segment.

Net interest income decreased by $5.6 million from 2022 to 2023, primarily driven by higher average balances and average rates paid on interest-bearing deposits and long-term debt, partially offset by higher average balances and average yields earned on loans and interest-bearing deposits in other financial institutions.

Other operating income decreased by $1.3 million from 2022 to 2023. The decrease in other operating income was primarily due to the gain on sale of Visa Class B common stock of $8.5 million recorded in 2022, combined with a loss on sale of investment securities of $2.1 million recorded in 2023 primarily due to an investment securities portfolio repositioning completed in the fourth quarter of 2023, and lower mortgage banking income primarily attributable to lower origination activity due to the significant rise in market interest rates which began in 2022. These negative variances were partially offset by a gain on sale of a real estate office property of $5.1 million completed in the fourth quarter of 2023, higher income from bank-owned life insurance and higher other service charges and fees. See Table 9 - Components of Other Operating Income for more information.

Other operating expense decreased by $1.8 million from 2022 to 2023. The decrease in other operating expense was primarily due to lower salaries and employee benefits expense and lower pension plan and Supplemental Executive Retirement Plans ("SERP") expense (included in other) attributable to a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022, partially offset by higher computer software expense, a non-recurring charge of $2.3 million related to the early termination of a lease, higher FDIC insurance assessment, higher directors' deferred compensation plan expense and higher net occupancy expense. See Table 10 - Components of Other Operating Expense for more information.

Net Interest Income

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Net interest income, when annualized and expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees and resultant yield information, is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%. Table 2 - Analysis of Changes in Net Interest Income (Taxable-Equivalent) presents an analysis of changes in components of net interest income between years. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume and (ii) changes in rates. The change in volume is calculated as change in average balance, multiplied by prior period average yield/rate. The change in rate is calculated as change in average yield/rate, multiplied by current period volume. The change in interest income not solely due to change in volume or change in rate has been allocated proportionately to change in volume and change in average rate.

Table 1. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2024			2023			2022
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$220,526	5.26%	$11,593	$134,150	5.34%	$7,163	$80,096	0.92%	$740
Investment securities, excluding valuation allowance:
Taxable (1)	1,334,695	2.49	33,278	1,365,067	2.11	28,789	1,455,246	1.93	28,062
Tax-exempt (1)	141,688	2.26	3,199	150,399	2.45	3,686	159,120	2.55	4,056
Total investment securities	1,476,383	2.47	36,477	1,515,466	2.14	32,475	1,614,366	1.99	32,118
Loans, incl. loans-held-for-sale (2)	5,358,059	4.82	258,192	5,508,530	4.42	243,315	5,298,573	3.78	200,280
Federal Home Loan Bank ("FHLB") stock	6,896	7.38	509	11,317	4.23	478	10,197	3.63	370
Total interest-earning assets	7,061,864	4.34	306,771	7,169,463	3.95	283,431	7,003,232	3.33	233,508
Noninterest-earning assets	316,343			309,780			337,029
Total assets	$7,378,207			$7,479,243			$7,340,261

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,287,628	0.17%	$2,159	$1,359,240	0.13%	$1,701	$1,438,232	0.06%	$806
Savings and money market deposits	2,263,273	1.64	37,043	2,195,763	1.00	21,979	2,208,630	0.19	4,188
Time deposits up to $250,000	538,216	3.16	17,025	415,541	2.15	8,917	245,599	0.70	1,723
Time deposits over $250,000	687,404	4.23	29,059	795,917	3.81	30,288	494,943	0.89	4,391
Total interest-bearing deposits	4,776,521	1.79	85,286	4,766,461	1.32	62,885	4,387,404	0.25	11,108
Federal funds purchased and securities sold	1	5.57	—	—	—	—	—	—	—
FHLB advances and other short-term borrowings	17	5.58	1	23,322	4.88	1,139	37,211	2.84	1,055
Long-term debt	156,218	5.81	9,079	148,922	5.80	8,633	105,732	4.66	4,930
Total interest-bearing liabilities	4,932,757	1.91	94,366	4,938,705	1.47	72,657	4,530,347	0.38	17,093
Noninterest-bearing deposits	1,794,469			1,933,666			2,216,645
Other liabilities	129,973			133,053			115,478
Total liabilities	6,857,199			7,005,424			6,862,470
Shareholders' equity	521,008			473,819			477,775
Non-controlling interest	—			—			16
Total equity	521,008			473,819			477,791
Total liabilities and equity	$7,378,207			$7,479,243			$7,340,261

Net interest income			$212,405			$210,774			$216,415

Interest rate spread		2.43%			2.48%			2.95%

Net interest margin		3.01%			2.94%			3.09%

(1) At amortized cost.
(2) Includes nonaccrual loans.

Table 2. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$4,606	$(176)	$4,430	$497	$5,926	$6,423
Investment securities, excluding valuation allowance:
Taxable	(634)	5,123	4,489	(1,736)	2,463	727
Tax-exempt	(215)	(272)	(487)	(221)	(149)	(370)
Total investment securities	(849)	4,851	4,002	(1,957)	2,314	357
Loans, incl. loans-held-for-sale	(6,628)	21,505	14,877	7,907	35,128	43,035
FHLB stock	(187)	218	31	41	67	108
Total interest-earning assets	(3,058)	26,398	23,340	6,488	43,435	49,923

Interest-bearing liabilities
Interest-bearing demand deposits	(87)	545	458	(47)	942	895
Savings and money market deposits	671	14,393	15,064	(24)	17,815	17,791
Time deposits up to $250,000	2,649	5,459	8,108	1,187	6,007	7,194
Time deposits over $250,000	(4,123)	2,894	(1,229)	2,677	23,220	25,897
Total interest-bearing deposits	(890)	23,291	22,401	3,793	47,984	51,777
FHLB advances and other short-term borrowings	(1,138)	—	(1,138)	(393)	477	84
Long-term debt	430	16	446	2,009	1,694	3,703
Total interest-bearing liabilities	(1,598)	23,307	21,709	5,409	50,155	55,564

Net interest income	$(1,460)	$3,091	$1,631	$1,079	$(6,720)	$(5,641)

The banking and financial services industry in the State of Hawaii is highly competitive. Net interest income is our primary source of earnings and is derived primarily from the difference between the interest income we earn on loans and investment securities, and the interest expense we pay on deposits and borrowings.

Net interest income (expressed on a taxable-equivalent basis) totaled $212.4 million in 2024, which increased by $1.6 million, or 0.8%, from $210.8 million in 2023, which decreased by $5.6 million, or 2.6%, from net interest income of $216.4 million recognized in 2022. The increase in net interest income in 2024 was primarily due to increases in the average yield earned on interest-earning assets, partially offset by increases in average rates paid on interest-bearing deposits. The increase was partially offset by decreases in the average loans and investment securities balances.

The average yield earned on our interest-earning assets in the year ended December 31, 2024 increased by 39 basis points ("bps") from the year ended December 31, 2023. The increase in the average yield earned on interest-earning assets in 2024 was primarily attributable to the increases in average yields earned on loans and investment securities of 40 bps and 33 bps, respectively.

The average rate paid on our interest-bearing liabilities in the year ended December 31, 2024 increased by 44 bps from the year ended December 31, 2023. The increase in the average rate paid on our interest-bearing liabilities in 2024 was primarily due to increases in average rates paid on interest-bearing deposits and long-term debt of 49 bps and 70 bps, respectively, attributable to the significant increase in market interest rates which began in 2022.

In the fourth quarter of 2024, the Company sold $106.5 million in available-for-sale investment securities as part of an investment portfolio repositioning strategy. The Company received $96.6 million in gross proceeds and reinvested the proceeds in $101.6 million in higher yield investment securities with a weighted average yield of 4.9% and a weighted average life of 4.1 years. The investment securities sold had a weighted average yield of 2.2% and a weighted average life of 3.6 years. There were no gross realized gains on the sales of the investment securities. Gross realized losses on the sales of the investment securities were $9.9 million. The specific identification method was used as the basis for determining the cost of all securities sold.

In the fourth quarter of 2023, the Company sold $30.0 million in available-for-sale investment securities as part of an investment portfolio repositioning strategy. The Company received $28.1 million in gross proceeds and reinvested the proceeds in $28.3 million in higher yield investment securities with a weighted average yield of 5.68% and a weighted average duration of 2.5 years. The investment securities sold had a weighted average yield of 3.25% and a weighted average duration of 3.4 years. There were no gross realized gains on the sales of the investment securities. Gross realized losses on the sales of the investment securities were $1.9 million. The specific identification method was used as the basis for determining the cost of all securities sold.

In the first quarter of 2022, the Company entered into a forward starting interest rate swap on certain municipal debt securities with a notional amount of $115.5 million. The swap became effective on March 31, 2024. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. This transaction has a maturity date of March 31, 2029.

Interest Income

Interest income expressed on a taxable-equivalent basis of $306.8 million in 2024 increased by $23.3 million, or 8.2%, from the $283.4 million earned in 2023, which increased by $49.9 million, or 21.4%, from the $233.5 million earned in 2022.

The increase in taxable-equivalent interest income in 2024 from 2023 was primarily due to an increase in the average yields earned on loans and investment securities of 40 bps and 33 bps, resulting in higher interest income of approximately $21.5 million and $4.9 million, respectively. The increase in the average yield earned on investment securities was partially attributable to income of $2.6 million from the aforementioned interest rate swap that became effective on March 31, 2024. In addition, increases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulted in higher interest income of approximately $4.4 million. These increases were partially offset by decreases in the average loans and investment securities balances of $150.5 million and $39.1 million, respectively, resulting in lower interest income of approximately $6.6 million and $0.8 million, respectively.

The increase in taxable-equivalent interest income in 2023 from 2022 was primarily due to increases in the average yield earned on loans of 64 bps and the average loans balance of $210.0 million, resulting in higher interest income of approximately $35.1 million and $7.9 million, respectively. In addition, the average yields earned on interest-bearing deposits in other financial institutions and investment securities increased by 442 bps and 15 bps, respectively, resulting in higher interest income of approximately $5.9 million and $2.3 million, respectively. These increases were partially offset by a decrease in the average investment securities balance of $98.9 million, resulting in lower interest income of approximately $2.0 million.

Interest Expense

In 2024, interest expense was $94.4 million which represented an increase of $21.7 million, or 29.9%, compared to interest expense of $72.7 million in 2023, which was an increase of $55.6 million, or 325.1%, compared to $17.1 million in 2022.

Due to the high interest rate environment, the average rate paid on interest-bearing deposits of 1.79% in 2024 increased by 47 bps from 2023, resulting in an increase in interest expense of approximately $23.3 million. Increases in the average balance and average rate paid on long-term debt of $7.3 million and 1 bps, respectively, resulted in a total increase in interest expense of approximately $0.4 million.

The average rate paid on interest-bearing deposits of 1.32% in 2023 increased by 107 bps from 2022, resulting in an increase in interest expense of approximately $48.0 million. The average interest-bearing deposit balance in 2023 increased by $379.1 million from 2022, resulting in an increase in interest expense of approximately $3.8 million. Increases in the average balance and average rate paid on long-term debt of $43.2 million and 114 bps, respectively, resulted in a total increase in interest expense of approximately $3.7 million in 2023 from 2022.

Net Interest Margin

Our net interest margin was 3.01%, 2.94% and 3.09% in 2024, 2023 and 2022, respectively. The increase in our net interest margin in 2024 from 2023 was primarily due to the increases in the average yields earned on loans and investment securities, partially offset by increases in the average rates paid on interest-bearing deposits and long-term debt.

The decrease in our net interest margin in 2023 from 2022 was primarily due to the increases in the average rate paid on interest-bearing deposits and long-term debt, which outpaced the increases in average yields earned on loans, interest-bearing deposits in other financial institutions and investment securities.

Non-GAAP Financial Measures

To supplement our consolidated financial information, the Company uses certain non-GAAP financial measures, which are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures. The Company believes these non-GAAP financial measures provide useful information to investors and others, which excludes transactions that are not meaningful in comparison to our past operating performance or not reflective of ongoing financial results. The Company believes that these measures offer a supplemental measure for period-to-period comparisons and can be used to evaluate our historical and prospective financial performance. These non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

The following reconciling adjustments from GAAP or reported financial measures to non-GAAP adjusted financial measures are limited to:

(i)    pre-tax loss on sales of investment securities related to an investment portfolio repositioning of $9.9 million and $1.9 million in the fourth quarter of 2024 and fourth quarter of 2023, respectively,
(ii)    pre-tax expenses related to the evaluation and assessment of a strategic opportunity of $3.1 million in the third quarter of 2024,
(iii)    pre-tax gain on sale of a real estate office property of $5.1 million in the fourth quarter of 2023,
(iv)    pre-tax branch lease termination expense of $2.3 million in the fourth quarter of 2023,
(v)    pre-tax gain on sale of Visa Class B stock of $8.5 million in the second quarter of 2022, and
(vi)    pre-tax loss on the termination and settlement of the Company's defined benefit pension plan of $4.9 million in the second quarter of 2022.

Management does not consider these transactions to be representative of the Company's core operating performance. The income tax effect was calculated assuming a 23% effective tax rate.

Table 3. Non-GAAP Financial Measures

	Year Ended December 31, 2024
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$53,412	$10,011	$63,423
Diluted earnings per share	$1.97	$0.37	$2.34
Pre-provision net revenue (non-GAAP)	$77,865	$13,002	$90,867
Return on average assets	0.72%	0.14%	0.86%
Return on average shareholders' equity	10.25%	1.85%	12.10%
Efficiency ratio (non-GAAP)	68.91%	(3.81)%	65.10%
As of December 31:
Tangible common equity ratio (non-GAAP)	7.21%	0.12%	7.33%

	Year Ended December 31, 2023
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$58,669	$(705)	$57,964
Diluted earnings per share	$2.17	$(0.03)	$2.14
Pre-provision net revenue (non-GAAP)	$92,520	$(915)	$91,605
Return on average assets	0.78%	—%	0.78%
Return on average shareholders' equity	12.38%	(0.14)%	12.24%
Efficiency ratio (non-GAAP)	63.95%	(0.09)%	63.86%
As of December 31:
Tangible common equity ratio (non-GAAP)	6.57%	—%	6.57%

	Year Ended December 31, 2022
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$73,928	$(2,789)	$71,139
Diluted earnings per share	$2.68	$(0.10)	$2.58
Pre-provision net revenue (non-GAAP)	$97,496	$(3,622)	$93,874
Return on average assets	1.01%	(0.04)%	0.97%
Return on average shareholders' equity	15.47%	(0.51)%	14.96%
Efficiency ratio (non-GAAP)	63.00%	0.18%	63.18%
As of December 31:
Tangible common equity ratio (non-GAAP)	6.09%	(0.03)%	6.06%

The following table presents a reconciliation of the Company's adjusted net income and adjusted diluted EPS, which excludes the aforementioned reconciling adjustments, for the periods presented:

Table 4. Adjusted Net Income and Diluted Earnings per Share

	Year Ended December 31,
	2024	2023	2022
(dollars in thousands, except per share data)
GAAP net income	$53,412	$58,669	$73,928
Add: Pre-tax net loss related to an investment portfolio repositioning	9,934	1,939	—
Less: Pre-tax net gain on sale of a real estate office property	—	(5,128)	—
Less: Pre-tax gain on sale of Visa Class B stock	—	—	(8,506)
Add: Pre-tax expenses related to a strategic opportunity	3,068	—	—
Add: Pre-tax branch lease termination expense	—	2,274	—
Add: Pre-tax loss on termination of defined benefit pension plan	—	—	4,884
Total pre-tax adjustments (non-GAAP)	13,002	(915)	(3,622)
Less: Income tax effect (assumes 23% ETR)	(2,991)	210	833
Total adjustments, net of tax (non-GAAP)	10,011	(705)	(2,789)
Adjusted net income (non-GAAP)	$63,423	$57,964	$71,139

Diluted weighted average shares outstanding	27,157,120	27,080,518	27,567,780

GAAP EPS	$1.97	$2.17	$2.68
Add: Total adjustments, net of tax (non-GAAP)	0.37	(0.03)	(0.10)
Adjusted EPS (non-GAAP)	$2.34	$2.14	$2.58

The Company believes that Pre-Provision Net Revenue ("PPNR"), a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table sets forth a reconciliation of the Company's PPNR and adjusted PPNR, which excludes the aforementioned reconciling adjustments, for the periods presented:

Table 5. Adjusted Pre-Provision Net Revenue

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
GAAP net income	$53,412	$58,669	$73,928
Add: Income tax expense	14,627	18,153	24,841
Pre-tax income	68,039	76,822	98,769
Add: Provision (credit) for credit losses	9,826	15,698	(1,273)
Pre-provision net revenue (non-GAAP)	77,865	92,520	97,496
Add: Total pre-tax adjustments (non-GAAP)	13,002	(915)	(3,622)
Adjusted pre-provision net revenue (non-GAAP)	$90,867	$91,605	$93,874

A key measure of operating efficiency tracked by the Company is the efficiency ratio, which is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus total other operating income). The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of its business results and operating efficiency. The Company's efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies. The following table sets forth a reconciliation to our efficiency ratio and adjusted efficiency ratio, which excludes the aforementioned reconciling adjustments, for the periods presented:

Table 6. Adjusted Efficiency Ratio

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Total other operating expense	$172,591	$164,143	$165,986
Less: Pre-tax expenses related to a strategic opportunity	(3,068)	—	—
Less: Pre-tax branch lease termination expense	—	(2,274)	—
Less: Pre-tax loss on termination of defined benefit pension plan	—	—	(4,884)
Less: Total other operating expense adjustments (non-GAAP)	(3,068)	(2,274)	(4,884)
Adjusted total other operating expense (non-GAAP)	$169,523	$161,869	$161,102

Net interest income	$211,733	$210,000	$215,563

Total other operating income	38,723	46,663	47,919
Add: Pre-tax net loss related to an investment portfolio repositioning	9,934	1,939	—
Less: Pre-tax net gain on sale of a real estate office property	—	(5,128)	—
Less: Pre-tax gain on sale of Visa Class B stock	—	—	(8,506)
Total other operating income adjustments (non-GAAP)	9,934	(3,189)	(8,506)
Adjusted total other operating income (non-GAAP)	48,657	43,474	39,413
Adjusted total revenue (non-GAAP)	$260,390	$253,474	$254,976

Efficiency ratio (non-GAAP)	68.91%	63.95%	63.00%
Less: Total pre-tax adjustments (non-GAAP)	(3.81)	(0.09)	0.18
Adjusted efficiency ratio (non-GAAP)	65.10%	63.86%	63.18%

The Company's efficiency ratio increased to 68.91% in 2024, compared to 63.95% in 2023 and 63.00% in 2022. The increase in our efficiency ratio in 2024 compared to 2023, was primarily driven by the aforementioned increases in other operating expense, combined with a decrease in other operating income, offset by an increase in net interest income.

The following table presents a calculation of our adjusted ROA and adjusted ROE for the periods presented:

Table 7. Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Average assets	$7,378,207	$7,479,243	$7,340,261
Add: Total adjustments, net of tax (non-GAAP)	3,093	(176)	(2,092)
Adjusted average assets (non-GAAP)	$7,381,300	$7,479,067	$7,338,169

ROA (GAAP net income divided by average assets)	0.72%	0.78%	1.01%
Add: Total adjustments, net of tax (non-GAAP)	0.14	—	(0.04)
Adjusted ROA (non-GAAP)	0.86%	0.78%	0.97%

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Average shareholders' equity	$521,008	$473,819	$477,775
Add: Total adjustments, net of tax (non-GAAP)	3,093	(176)	(2,092)
Adjusted average shareholders' equity (non-GAAP)	$524,101	$473,643	$475,683

ROE (GAAP net income divided by average shareholders' equity)	10.25%	12.38%	15.47%
Add: Total adjustments, net of tax (non-GAAP)	1.85	(0.14)	(0.51)
Adjusted ROE (non-GAAP)	12.10%	12.24%	14.96%

The following table presents a calculation of our tangible common equity ("TCE") ratio and adjusted TCE ratio as of the dates presented:

Table 8. Adjusted Tangible Common Equity Ratio

	December 31,
(dollars in thousands)	2024	2023
Total shareholders' equity	$538,385	$503,815
Less: Intangible assets	—	(1,461)
Tangible common equity ("TCE")	538,385	502,354
Add: Total adjustments, net of tax (non-GAAP)	10,011	(705)
Adjusted TCE (non-GAAP)	$548,396	$501,649

Total assets	$7,472,096	$7,642,796
Less: Intangible assets	—	(1,461)
Tangible assets	7,472,096	7,641,335
Add: Total adjustments, net of tax (non-GAAP)	10,011	(705)
Adjusted tangible assets (non-GAAP)	$7,482,107	$7,640,630

TCE ratio (non-GAAP) (TCE to tangible assets)	7.21%	6.57%
Add: Total adjustments, net of tax (non-GAAP)	0.12	—
Adjusted TCE ratio (non-GAAP)	7.33%	6.57%

Other Operating Income

The following table sets forth components of other operating income and the total as a percentage of average assets for the periods presented.

Table 9. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2024	2023	2024	2023
(Dollars in thousands)	2024	2023	2022	to 2023	to 2022	to 2023	to 2022
Mortgage banking income:
Net loan servicing fees	$1,913	$1,931	$2,259	$(18)	$(328)	(0.9)%	(14.5)%
Amortization of mortgage servicing rights	(776)	(705)	(1,295)	(71)	590	10.1	(45.6)
Net gain on sale of residential mortgage loans	1,257	721	1,778	536	(1,057)	74.3	(59.4)
Unrealized gain (loss) on interest rate locks	77	(42)	8	119	(50)	(283.3)	(625.0)
Loan placement fees	917	687	1,060	230	(373)	33.5	(35.2)
Total mortgage banking income	3,388	2,592	3,810	796	(1,218)	30.7	(32.0)
Service charges on deposit accounts	8,656	8,753	8,197	(97)	556	(1.1)	6.8
Other service charges and fees	22,553	20,531	19,025	2,022	1,506	9.8	7.9
Income from fiduciary activities	5,761	4,895	4,565	866	330	17.7	7.2
Net (losses) gains on sales of investment securities	(9,934)	(2,074)	8,506	(7,860)	(10,580)	379.0	(124.4)
Income from bank-owned life insurance	6,619	4,870	1,865	1,749	3,005	35.9	161.1
Other:
Equity in earnings of unconsolidated entities	(21)	(22)	186	1	(208)	(4.5)	(111.8)
Income recovered on nonaccrual loans previously charged-off	187	439	279	(252)	160	(57.4)	57.3
Other recoveries	90	180	100	(90)	80	(50.0)	80.0
Net unrealized losses on loans held for sale	(78)	—	—	(78)	—	N.M. (*)	N.M. (*)
Commissions on sale of checks	298	312	307	(14)	5	(4.5)	1.6
Gain on sale of premises and equipment	—	5,128	—	(5,128)	5,128	(100.0)	N.M. (*)
Other	1,204	1,059	1,079	145	(20)	13.7	(1.9)
Total other operating income - other	1,680	7,096	1,951	(5,416)	5,145	(76.3)	263.7
Total other operating income	$38,723	$46,663	$47,919	$(7,940)	$(1,256)	(17.0)	(2.6)

Ratio of total other operating income to average assets	0.52%	0.62%	0.65%

(*) Not meaningful ("N.M.")

Total other operating income of $38.7 million in 2024 decreased by $7.9 million, or 17.0%, from the $46.7 million earned in 2023, which decreased by $1.3 million, or 2.6%, from the $47.9 million earned in 2022.

The decrease in other operating income in 2024 from 2023 was primarily due to a loss on sale of investment securities of $9.9 million related to an investment portfolio repositioning completed in the fourth quarter of 2024, compared to a loss on sale of investment securities of $2.1 million primarily due to an investment portfolio repositioning completed in the fourth quarter of 2023 and a gain on sale of a real estate office property of $5.1 million completed in the fourth quarter of 2023. These decreases were partially offset by higher other service charges and fees of $2.0 million and higher income from bank-owned life insurance ("BOLI") of $1.7 million. Significant variances in income from BOLI are primarily attributable to volatility in the equity markets and higher death benefit income. The Company has certain company-owned life insurance policies (included in income from BOLI) used to hedge its deferred compensation plans, which are tied to the equity markets and had gains in 2024 and 2023, therefore, the Company has also recognized offsetting increases in deferred compensation expense in other operating expenses in 2024 and 2023.

The decrease in other operating income in 2023 from 2022 was primarily due to a non-recurring $8.5 million gain on sale of Class B common stock of Visa, Inc. ("Visa") recorded in the second quarter of 2022. Due to transfer restrictions on the Visa Class B common stock and the lack of a readily determinable fair value, the investment was carried at the Company's zero cost basis, therefore the entire net proceeds from the sale of $8.5 million were recorded as a gain on sale of investment securities. These decreases were also due to an investment portfolio repositioning completed in the fourth quarter of 2023 resulting in a

$1.9 million loss on the sales of investment securities. In addition, the Company recorded lower mortgage banking income of $1.2 million. The lower mortgage banking income was primarily attributable to lower originations and fewer loans sold as a result of the significant increases in market interest rates which began in 2022. The Company's Home Loans Division recorded $307.7 million and $266.6 million in loan originations in 2024 and 2023, respectively, and down from $568.2 million in loan originations in 2022. The lower amortization of mortgage servicing rights (included in mortgage banking income) was primarily attributable to the continued increases in market interest rates. These decreases were partially offset by a $5.1 million gain on sale of real estate office property, higher income from BOLI of $3.0 million and higher other service charges and fees.

Other Operating Expense

The following table sets forth components of other operating expense and the total as a percentage of average assets for each of the periods presented.

Table 10. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2024	2023	2024	2023
(Dollars in thousands)	2024	2023	2022	to 2023	to 2022	to 2023	to 2022
Salaries and employee benefits	$85,941	$82,050	$88,781	$3,891	$(6,731)	4.7%	(7.6)%
Net occupancy	18,001	18,185	16,963	(184)	1,222	(1.0)	7.2
Equipment	3,881	3,958	4,238	(77)	(280)	(1.9)	(6.6)
Communication	3,177	3,010	2,958	167	52	5.5	1.8
Legal and professional services	9,790	9,959	10,792	(169)	(833)	(1.7)	(7.7)
Computer software	18,015	17,726	14,840	289	2,886	1.6	19.4
Advertising	3,615	3,888	4,151	(273)	(263)	(7.0)	(6.3)
Other:
Pension plan and SERP	431	380	5,339	51	(4,959)	13.4	(92.9)
Foreclosed assets	—	—	1	—	(1)	N.M. (*)	(100.0)
Charitable contributions	557	454	453	103	1	22.7	0.2
FDIC insurance assessment	3,482	4,133	2,322	(651)	1,811	(15.8)	78.0
Miscellaneous loan expenses	1,401	1,291	1,339	110	(48)	8.5	(3.6)
ATM and debit card	3,552	3,364	3,025	188	339	5.6	11.2
Armored car	1,804	1,701	1,068	103	633	6.1	59.3
Entertainment and promotions	1,998	2,015	1,513	(17)	502	(0.8)	33.2
Stationery and supplies	668	740	722	(72)	18	(9.7)	2.5
Directors' fees and expenses	1,162	1,287	1,290	(125)	(3)	(9.7)	(0.2)
Directors' deferred compensation plan	1,528	360	(1,029)	1,168	1,389	324.4	(135.0)
Strategic expenses	3,068	—	—	3,068	—	N.M. (*)	N.M. (*)
Amortization and impairment of intangible assets	1,461	39	—	1,422	39	3,646.2	N.M. (*)
Branch consolidation costs	—	—	612	—	(612)	N.M. (*)	(100.0)
Loss on disposal of fixed assets	55	12	5	43	7	358.3	140.0
Loss on sale of loans	—	197	—	(197)	197	(100.0)	N.M. (*)
Early termination of lease	—	2,274	—	(2,274)	2,274	(100.0)	N.M. (*)
Other	9,004	7,120	6,603	1,884	517	26.5	7.8
Total other operating expense - other	30,171	25,367	23,263	4,804	2,104	18.9	9.0
Total other operating expense	$172,591	$164,143	$165,986	$8,448	$(1,843)	5.1	(1.1)

Ratio of total other operating expense to average assets	2.34%	2.19%	2.26%

(*) Not meaningful ("N.M.")
Total other operating expense of $172.6 million in 2024 increased by $8.4 million, or 5.1%, from total operating expense of $164.1 million in 2023, which decreased by $1.8 million, or 1.1%, compared to 2022.

The increase in total other operating expense in 2024, compared to 2023, was primarily due to expenses related to a strategic opportunity in 2024 of $3.1 million, higher salaries and employee benefits of $3.9 million, amortization and impairment of intangible assets of $1.4 million, and higher directors' deferred compensation plan expenses of $1.2 million. These increases were partially offset by a non-recurring charge of $2.3 million related to the early termination of a branch lease in 2023. Significant fluctuations in directors' deferred compensation plan expenses are primarily due to volatility in the equity markets.

The decrease in total other operating expense in 2023, compared to 2022, was primarily due to lower salaries and employee benefits of $6.7 million and a non-recurring non-cash charge of $4.9 million related to the termination and settlement of the Company's defined benefit retirement plan during the second quarter of 2022. These decreases were partially offset by a non-recurring charge of $2.3 million related to the early termination of a branch lease, higher computer software expense of $2.9 million, FDIC insurance assessment of $1.8 million, directors' deferred compensation plan expenses of $1.4 million and net occupancy expense of $1.2 million.

Income Taxes

In 2024, the Company recorded income tax expense of $14.6 million, compared to $18.2 million in 2023, and $24.8 million in 2022. Our effective tax rate was 21.5% in 2024 compared to 23.6% in 2023 and 25.2% in 2022.

The decrease in income tax expense in 2024 from 2023 was primarily due to lower pre-tax income. The decrease in the effective tax rate in 2024 from 2023 was primarily attributable to higher tax-exempt income from BOLI as a percentage of pre-tax income, combined with additional tax credits recognized and tax return to provision adjustments in 2024.

The decrease in income tax expense in 2023 from 2022 was primarily due to lower pre-tax income. The decrease in the effective tax rate in 2023 from 2022 was primarily attributable to higher tax-exempt income from BOLI as a percentage of pretax income.

As of December 31, 2024, the valuation allowance on our net deferred tax assets ("DTA") totaled $3.1 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as we do not expect to generate sufficient income in California to utilize the DTA. Net of this valuation allowance, the Company's net DTA totaled $17.8 million as of December 31, 2024, compared to a net DTA of $29.5 million as of December 31, 2023, and is included in other assets in the Company's consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded U.S. corporations, among other changes. As of December 31, 2024, the Company determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on income tax expense. As of December 31, 2024, the Company estimates that it will not owe any excise tax on the Company's stock repurchases in 2024. As a result the Company has not accrued any excise tax on the Company's stock repurchases.

Financial Condition

Total assets of $7.47 billion at December 31, 2024 decreased by $170.7 million, or 2.2%, from the $7.64 billion at December 31, 2023, and total liabilities of $6.93 billion at December 31, 2024 decreased by $205.3 million, or 2.9%, from the $7.14 billion at December 31, 2023. The decrease in total assets and total liabilities in 2024 was primarily due to a decline in loans and deposits in 2024.

Loan Portfolio

Our lending activities are focused on commercial and industrial loans, commercial mortgages, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgages, home equity and consumer loans to home-buyers and individuals. Our strategy for generating commercial loans has traditionally relied upon teams of commercial real estate and commercial banking officers who are responsible for client prospecting and business development.

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

Loans totaled $5.33 billion at December 31, 2024, which decreased by $106.1 million, or 2.0%, from the $5.44 billion at December 31, 2023, which decreased by $116.5 million, or 2.1%, from the $5.56 billion held at December 31, 2022. The decrease in total loans included net decreases in the following loan portfolios: consumer of $120.0 million, or 19.0%, home equity of $59.5 million, or 8.1%, construction of $40.3 million, or 21.7%, and residential mortgage of $35.3 million, or 1.8%. These decreases were offset by net increases in commercial mortgage of $117.8 million, or 8.5% and commercial and industrial of $31.2 million, or 5.4%. The decrease in our consumer loan portfolio in 2024 was largely due to run-off in our U.S. mainland purchased consumer loans. In 2024, we did not foreclose on any loans. In addition, we recorded loan charge-offs of $20.2 million.

The following table sets forth information regarding outstanding loans, net of deferred (fees) costs, by category as of the dates indicated.

Table 11. Loans by Categories

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$606,936	$575,707
Real estate:
Construction	145,211	185,519
Residential mortgage	1,892,520	1,927,789
Home equity	676,982	736,524
Commercial mortgage	1,500,680	1,382,902
Consumer	510,523	630,541
Total loans, net of deferred fees and costs	5,332,852	5,438,982
Allowance for credit losses	(59,182)	(63,934)
Net loans	$5,273,670	$5,375,048

The following table sets forth the geographic distribution of our loan portfolio, net of deferred (fees) costs, and related ACL as of the dates indicated.

Table 12. Loans by Geographic Distribution

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Hawaii	U.S. Mainland	Total	Hawaii	U.S. Mainland	Total
Commercial and industrial	$430,167	$176,769	$606,936	$421,736	$153,971	$575,707
Real estate:
Construction	145,182	29	145,211	163,337	22,182	185,519
Residential mortgage	1,892,520	—	1,892,520	1,927,789	—	1,927,789
Home equity	676,982	—	676,982	736,524	—	736,524
Commercial mortgage	1,165,060	335,620	1,500,680	1,063,969	318,933	1,382,902
Consumer	274,712	235,811	510,523	322,346	308,195	630,541
Total loans, net of deferred fees and costs	4,584,623	748,229	5,332,852	4,635,701	803,281	5,438,982
Allowance for credit losses	(45,967)	(13,215)	(59,182)	(48,189)	(15,745)	(63,934)
Net loans	$4,538,656	$735,014	$5,273,670	$4,587,512	$787,536	$5,375,048

Commercial and Industrial

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

In 2024, our commercial and industrial loan portfolio increased by $31.2 million, which was attributable to an increase in the Hawaii portfolio of $8.4 million and an increase in the U.S. Mainland portfolio of $22.8 million. Our commercial and industrial loan portfolio increased by $29.2 million in 2023.

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

In 2024, our construction loan portfolio decreased by $40.3 million. Our construction loan portfolio increased by $18.8 million in 2023. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $102.2 million at December 31, 2024, compared to $100.9 million in the prior year, while remaining interest reserves was $9.7 million, or 9.5% of the outstanding principal balance of loans with interest reserves at December 31, 2024, compared to $10.2 million, or 10.1% of the outstanding principal balance of loans with interest reserves at December 31, 2023.

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

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 13. Mortgage Loan Portfolio Composition

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential:
Closed-end	$1,892,520	46.5%	$1,927,789	47.6%
Home equity line-of-credit ("HELOC")	676,982	16.6	736,524	18.2
Subtotal	2,569,502	63.1	2,664,313	65.8

Commercial:
Owner-occupied nonfarm nonresidential	371,275	9.1	321,356	7.9
Other nonfarm nonresidential	832,088	20.4	779,819	19.3
Multi-family	297,317	7.3	281,708	7.0
Other	—	0.1	19	—
Subtotal	1,500,680	36.9	1,382,902	34.2
Total mortgage loans	$4,070,182	100.0%	$4,047,215	100.0%

Residential

Residential mortgage loans include fixed-rate and adjustable-rate loans primarily secured by single-family owner-occupied primary residences in Hawaii. Maximum loan-to-value ratios of 80% are typically required for fixed-rate and adjustable-rate loans secured by single-family owner-occupied residences, although higher levels are permitted with accompanying mortgage insurance. First mortgage loans secured by residential properties generally carry a moderate level of credit risk. With an average loan origination size of approximately $0.7 million, marketable collateral and a stable Hawaii residential real estate market, credit losses on residential mortgage loans have historically been minimal. However, economic conditions including unemployment levels, future changes in interest rates and other market factors can impact the marketability and value of collateral and thus the level of credit risk inherent in the portfolio.

Closed-end residential mortgage loan balances as of December 31, 2024 totaled $1.89 billion, decreasing by $35.3 million, or 1.8%, from the $1.93 billion held at year-end 2023, which decreased by $13.2 million, or 0.7%, from the $1.94 billion held at year-end 2022. The decrease in closed-end residential mortgage loan balances in 2024 was primarily due to lower origination activity primarily attributable to the high interest rate environment which began in 2022.

Residential mortgage loans held for sale at December 31, 2024 totaled $5.7 million, an increase of $3.9 million, or 218.4%, from the December 31, 2023 balance of $1.8 million, which increased by $0.7 million, or 60.9%, from the December 31, 2022 balance of $1.1 million. We did not securitize any residential mortgage loans in 2024, 2023 and 2022.

Home Equity

Home equity lines of credit ("HELOCs"), which typically carry floating or fixed interest rates, are underwritten using a qualifying payment which assumes the line is fully drawn and is amortizing as if it was in the repayment period. Underwriting criteria include a minimum FICO score, maximum debt-to-income ratio ("DTI"), and maximum combined loan-to-value ratio ("CLTV"). HELOCs are monitored based on default, delinquency, end of draw period, and maturity. All HELOCs originated since early 2011 have a ten-year draw period followed by a 20-year repayment period during which the principal balance will be fully amortized.

HELOC balances as of December 31, 2024 totaled $677.0 million, decreasing by $59.5 million, or 8.1%, from the $736.5 million held at December 31, 2023, which decreased by $2.9 million, or 0.4%, from the $739.4 million held at December 31, 2022.

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

Commercial mortgage balances as of December 31, 2024 totaled $1.50 billion, increasing by $117.8 million, or 8.5%, from the $1.38 billion held at December 31, 2023, which increased by $19.8 million, or 1.5%, from the $1.36 billion held at December 31, 2022. The increase in commercial mortgage balances in 2024 was primarily due to increased demand from both new and existing customers.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 14. Consumer Loan Portfolio Composition

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Automobile	$242,640	47.5%	$282,982	44.9%
Purchased unsecured consumer and home improvement	138,174	27.1	213,388	33.8
Other revolving credit plans	94,209	18.5	100,257	15.9
Other	35,500	6.9	33,914	5.4
Total consumer	$510,523	100.0%	$630,541	100.0%

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

Consumer loans totaled $510.5 million at December 31, 2024, decreasing by $120.0 million, or 19.0%, from December 31, 2023 of $630.5 million, which decreased by $168.2 million, or 21.1%, compared to the $798.8 million held at December 31, 2022.

At December 31, 2024, automobile loans, primarily indirect dealer loans and loans purchased from third-party originators, comprised 47.5% of consumer loans outstanding. Total automobile loans of $242.6 million at December 31, 2024 decreased by $40.3 million, or 14.3%, from December 31, 2023 of $283.0 million, which decreased by $85.3 million, or 23.2%, from $368.3 million at December 31, 2022.

In 2024, we purchased $49.4 million in U.S. Mainland automobile loans, which included a $1.9 million premium over the $47.6 million outstanding balance. In 2023, we purchased U.S. Mainland automobile loans totaling $15.7 million, which included a $0.6 million premium over the $15.2 million outstanding balance. In 2022, we purchased U.S. Mainland automobile loans totaling $106.2 million, which included a $4.7 million premium over the $101.5 million outstanding balance.

Purchased unsecured consumer and home improvement loans of $138.2 million at December 31, 2024 decreased by $75.2 million, or 35.2%, from December 31, 2023 of $213.4 million, which decreased by $101.5 million, or 32.2%, from $314.9 million at December 31, 2022.

In 2024, we did not purchase any U.S. Mainland unsecured consumer loans. In 2023, we purchased $3.9 million in U.S. Mainland unsecured consumer loans under forward flow purchase agreements at par, with outstanding balances totaling $3.9 million. In 2022, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $229.3 million for $217.2 million, reflecting a net discount of $12.1 million.

Other revolving credit plans loans include extensions of credit to individuals and totaled $94.2 million at December 31, 2024, which decreased by $6.0 million, or 6.0%, from December 31, 2023 of $100.3 million, which increased by $19.9 million, or 24.8%, from $80.4 million at December 31, 2022.

Other consumer loans of $35.5 million at December 31, 2024 increased by $1.6 million, or 4.7%, from December 31, 2023 of $33.9 million, which decreased by $1.3 million, or 3.8%, from $35.2 million at December 31, 2022.

Concentrations of Credit Risk

As of December 31, 2024, approximately $4.22 billion, or 79.0% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans. As of December 31, 2023, approximately $4.23 billion, or 77.8% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the State of Hawaii. Consistent with our focus of being a Hawaii-based bank, 86.0% of our loan portfolio was concentrated in the Hawaii market while 14.0% was concentrated in the U.S. Mainland as of December 31, 2024. As of December 31, 2023, 85.2% and 14.8% of our loan portfolio was concentrated in the Hawaii market and U.S. Mainland, respectively.

Our foreign credit exposure as of December 31, 2024 and December 31, 2023 was minimal and did not exceed 1% of total assets.

Maturities and Sensitivities of Loans to Changes in Interest Rates

At December 31, 2024, commercial and industrial loans were 44.5% fixed-rate and 55.5% variable-rate. Real estate construction loans were 33.4% fixed-rate and 66.6% variable-rate. Residential mortgage loans were 80.5% fixed-rate and 19.5% variable-rate. Home equity lines and loans were 13.4% fixed-rate and 86.6% variable-rate. Commercial mortgage loans were 54.0% fixed-rate and 46.0% variable-rate. Consumer loans were 82.3% fixed-rate and 17.7% variable-rate.

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

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2024. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in the net interest income sensitivity analysis included in Table 25 - Net Interest Income Sensitivity.

Table 15. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
	(Dollars in thousands)
Commercial and industrial:
With fixed interest rates	$5,152	$162,302	$102,342	$—	$269,796	44.5%
With variable interest rates	58,147	122,639	101,559	54,795	337,140	55.5%
Total commercial and industrial	63,299	284,941	203,901	54,795	606,936	100.0%

Construction:
With fixed interest rates	1,097	25,464	21,949	—	48,510	33.4%
With variable interest rates	33,752	51,442	10,372	1,135	96,701	66.6%
Total construction	34,849	76,906	32,321	1,135	145,211	100.0%

Residential mortgage:
With fixed interest rates	2,093	13,909	222,377	1,284,223	1,522,602	80.5%
With variable interest rates	1,105	2,763	14,857	351,193	369,918	19.5%
Total residential mortgage	3,198	16,672	237,234	1,635,416	1,892,520	100.0%

Home equity:
With fixed interest rates	1,007	18,122	35,270	36,098	90,497	13.4%
With variable interest rates	2,423	5,806	18,618	559,638	586,485	86.6%
Total home equity	3,430	23,928	53,888	595,736	676,982	100.0%

Commercial mortgage:
With fixed interest rates	26,876	365,626	418,267	—	810,769	54.0%
With variable interest rates	87,980	431,019	170,912	—	689,911	46.0%
Total commercial mortgage	114,856	796,645	589,179	—	1,500,680	100.0%

Consumer:
With fixed interest rates	15,486	292,179	35,640	76,847	420,152	82.3%
With variable interest rates	5,146	57,358	62	27,805	90,371	17.7%
Total consumer	20,632	349,537	35,702	104,652	510,523	100.0%

All loans:
With fixed interest rates	51,711	877,602	835,845	1,397,168	3,162,326	59.3%
With variable interest rates	188,553	671,027	316,380	994,566	2,170,526	40.7%
Gross loans	$240,264	$1,548,629	$1,152,225	$2,391,734	$5,332,852	100.0%

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

The following table sets forth certain information with respect to the ACL for loans as of the dates or for the periods presented.

Table 16. Allowance for Credit Losses for Loans

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Allowance for Credit Losses ("ACL") for Loans
Balance at beginning of period	$63,934	$63,738	$68,097

Charge-offs:
Commercial and industrial	2,977	1,962	1,969
Real estate:
Residential mortgage	383	—	—
Consumer	16,866	17,245	6,399
Total	20,226	19,207	8,368

Recoveries:
Commercial and industrial	536	720	995
Real estate:
Construction	—	1	76
Residential mortgage	36	77	295
Home equity	6	57	36
Consumer	3,934	3,313	2,319
Total	4,512	4,168	3,721
Net loan charge-offs	15,714	15,039	4,647

Provision for credit losses for loans	10,962	15,235	288

Balance at end of period	$59,182	$63,934	$63,738

Average loans outstanding	$5,358,059	$5,508,530	$5,298,573

Ratios:
ACL to total loans	1.11%	1.18%	1.15%
ACL to nonaccrual loans	537.14%	912.30%	1,213.83%
Net loan charge-offs to average loans outstanding	0.29%	0.27%	0.09%

Our ACL for loans at December 31, 2024 totaled $59.2 million, which decreased by $4.8 million, or 7.4%, from $63.9 million at December 31, 2023, which increased by $0.2 million, or 0.3%, from $63.7 million at December 31, 2022. When expressed as a percentage of total loans, our ACL for loans was 1.11%, 1.18%, and 1.15% as of December 31, 2024, 2023 and 2022, respectively.

During 2024, we recognized a Provision of $9.8 million, which included a Provision for loans of $11.0 million, offset by a credit to the Provision for off-balance sheet credit exposures of $1.1 million. During 2023, we recognized a Provision of $15.7 million, which included a Provision for loans of $15.2 million and a Provision for off-balance sheet credit exposures of

$0.5 million. During 2022, we recognized a credit to the Provision of $1.3 million, which included a credit to the Provision for off-balance sheet credit exposures of $1.6 million, offset by a Provision for loans of $0.3 million.

The decrease in our ACL for loans as a percentage of total loans from December 31, 2023 to December 31, 2024 and the decrease in the Provision in 2024 reflects improvements in the economic forecast while maintaining adequate coverage for our loan portfolio.

Our ACL for loans as a percentage of our nonaccrual loans decreased to 537% at December 31, 2024 from 912% at December 31, 2023, which decreased from 1,214% at December 31, 2022.

Overall, the Company maintained strong credit quality as represented by nonperforming assets of $11.0 million, $7.0 million, and $5.3 million at December 31, 2024, 2023 and 2022, respectively. Net charge-offs were $15.7 million, $15.0 million, and $4.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the allocation of the ACL by loan category as of the dates indicated. Our practice is to make specific allocations on individually evaluated loans and general allocations to each loan category based on management's risk assessment and estimated loss rate.

Table 17. Allocation of Allowance for Credit Losses for Loans

	December 31, 2024			December 31, 2023
(Dollars in thousands)	ACL for Loans	ACL % of Loan Category	Loan Category as a % of Total Loans	ACL for Loans	ACL % of Loan Category	Loan Category as a % of Total Loans
Commercial and industrial	$7,113	1.17%	11.4%	$7,181	1.25%	10.6%
Real estate:
Construction	2,316	1.59	2.7	4,004	2.16	3.4
Residential mortgage	15,267	0.81	35.5	14,626	0.76	35.5
Home equity	2,335	0.34	12.7	3,501	0.48	13.5
Commercial mortgage	18,882	1.26	28.1	17,543	1.27	25.4
Consumer	13,269	2.60	9.6	17,079	2.71	11.6
Total	$59,182	1.11	100.0%	$63,934	1.18	100.0%

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

Table 18. Nonperforming Assets, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans (1)
Commercial and industrial	$414	$432
Real estate:
Residential mortgage	9,044	4,962
Home equity	952	834
Commercial mortgage	—	77
Consumer	608	703
Total nonaccrual loans	11,018	7,008

Other real estate owned ("OREO")
Total other real estate owned ("OREO")	—	—
Total nonperforming assets ("NPAs")	11,018	7,008

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	323	—
Home equity	78	229
Consumer	373	1,083
Total accruing loans delinquent for 90 days or more	774	1,312

Total NPAs and accruing loans delinquent for 90 days or more	$11,792	$8,320

(Dollars in thousands)	December 31, 2024	December 31, 2023
Ratios:
Ratio of nonaccrual loans to total loans	0.21%	0.13%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.22	0.15
Ratio of classified assets and OREO to tier 1 capital and ACL	3.17	3.41

Year-to-date changes in NPAs:
Balance at beginning of year	$7,008	$5,251
Additions	11,632	12,861
Reductions:
Payments	(1,991)	(6,781)
Return to accrual status	(650)	(570)
Charge-offs, valuation and other adjustments	(4,981)	(3,753)
Total reductions	(7,622)	(11,104)
Balance at end of year	$11,018	$7,008

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, if any, and other real estate owned, totaled $11.0 million, or 0.15% of total assets at December 31, 2024, compared to $7.0 million, or 0.09% of total assets at December 31, 2023. Nonperforming assets at December 31, 2024 were comprised entirely of nonaccrual loans totaling $11.0 million, none of which were loans classified as held for sale. The majority of the nonaccrual loans are in the residential mortgage category which are well-collateralized with strong loan-to-value ratios.

The increase in nonperforming assets in 2024 was attributable to $11.6 million in gross additions, offset by $2.0 million in repayments, $0.7 million in loans returned to accrual status and $5.0 million in charge-offs, valuation and other adjustments.

Net changes to nonperforming assets by category during 2024 included net increases in residential mortgage loans of $4.1 million and home equity loans of $0.1 million, partially offset by net decreases in commercial and industrial, commercial mortgage, and consumer loans of less than $0.1 million each.

Loans delinquent for 90 days or more still accruing interest totaled $0.8 million at December 31, 2024, compared to $1.3 million at December 31, 2023.

During the year ended December 31, 2024 and 2023, the Company has not modified any loans for borrowers experiencing financial difficulty that were determined to be material under management's judgement for further disclosure.

Criticized loans at December 31, 2024 declined by $17.2 million from December 31, 2023 to $32.8 million, or 0.6% of the total loan portfolio. Special mention loans declined by $16.2 million to $8.6 million, or 0.2% of the total loan portfolio. Classified loans declined by $1.0 million to $24.2 million, or 0.5% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL decreased from 3.41% at December 31, 2023 to 3.17% at December 31, 2024.

Investment Portfolio

The following table sets forth the amounts and distribution of investment securities held as of the dates indicated.

Table 19. Distribution of Investment Securities

	December 31, 2024			December 31, 2023
(Dollars in thousands)	HTM (Amortized Cost)	AFS (Fair Value)	Total	HTM (Amortized Cost)	AFS (Fair Value)	Total
Debt securities:
States and political subdivisions	$42,016	$116,833	$158,849	$41,959	$126,635	$168,594
Corporate securities	—	—	—	—	31,414	31,414
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	81,200	81,200	—	26,197	26,197
Collateralized loan obligations	—	31,140	31,140	—	—	—
Mortgage-backed securities:
Residential - U.S. government-sponsored enterprises ("GSEs")	554,914	414,471	969,385	590,379	378,386	968,765
Residential - Non-government sponsored enterprises ("Non-GSEs")	—	16,926	16,926	—	18,708	18,708
Commercial - U.S. GSEs and agencies	—	67,161	67,161	—	50,914	50,914
Commercial - Non-GSEs	—	9,927	9,927	—	14,956	14,956
Total	$596,930	$737,658	$1,334,588	$632,338	$647,210	$1,279,548

Investment securities totaled $1.33 billion at December 31, 2024, which increased by $55.0 million, or 4.3%, from the $1.28 billion held at December 31, 2023, which decreased by $57.1 million, or 4.3%, from the $1.34 billion at year-end 2022.

The increase in the investment securities portfolio reflects purchases of investment securities of $253.6 million, amortization of unrealized losses on investment securities transferred to held-to-maturity of $7.2 million, and a market valuation increase on the AFS portfolio of $1.6 million, partially offset by the sale of investment securities with a book value of $106.5 million, principal runoff, maturities and calls totaling $99.1 million, and amortization and accretion of premiums and discounts of $1.8 million.

In the fourth quarter of 2024, the Company executed an investment portfolio repositioning of its AFS investment securities portfolio. The Company sold 24 lower-yielding AFS investment securities with a book value of $106.5 million and received proceeds of $96.6 million, which resulted in gross realized losses of $9.9 million. No gross gains were realized on the sale. The securities sold had a weighted average yield of 2.1% and a weighted average duration of 3.6 years. With the proceeds, the Company purchased higher-yielding AFS investment securities totaling $101.6 million with a weighted average yield of 4.9% and a weighted average duration of 4.1 years. The Company estimates the transaction will result in a prospective annual increase to net interest income of $2.7 million and net interest margin of 4 bps beginning in 2025. The earn-back period is estimated to be approximately 3.5 years.

In December 2023, the Company executed an investment portfolio repositioning of its AFS investment securities portfolio. The Company sold 17 AFS investment securities with a book value of $30.0 million, weighted average yield of 3.25%, weighted average duration of 3.4 years, and received proceeds of $28.1 million, which resulted in gross realized losses of $1.9 million.

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

Maturity Distribution of Investment Portfolio

The following table sets forth the maturity distribution of the investment portfolio and weighted-average yields by investment type and maturity grouping at December 31, 2024.

Table 20. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held-to-maturity portfolio:
Debt securities - States and political subdivisions:
After ten years	$42,016	2.26%
Total debt securities - States and political subdivisions	42,016	2.26

Residential mortgage-backed securities - U.S. government-sponsored entities ("GSEs"):
After ten years	554,914	1.89
Total residential mortgage-backed securities - U.S. GSEs	554,914	1.89
Total held-to-maturity portfolio	$596,930	1.92%

Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$4,230	5.87%
After one but within five years	9,714	3.39
After five but within ten years	13,891	3.84
After ten years	88,998	2.30
Total debt securities - States and political subdivisions	116,833	2.70

Debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies:
After one but within five years	27,152	4.37
After five but within ten years	51,234	3.88
After ten years	2,814	6.19
Total debt securities - U.S. Treasury obligations and direct obligations of U.S Government agencies	81,200	4.12

Debt securities - Collateralized loan obligations:
After ten years	31,140	6.07
Total debt securities - Collateralized loan obligations	31,140	6.07

Residential mortgage-backed securities - U.S. GSEs:
After one but within five years	468	2.05
After five but within ten years	165	2.90
After ten years	413,838	2.91
Total residential mortgage-backed securities - U.S. GSEs	414,471	2.90

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs"):
After ten years	16,926	4.36
Total residential mortgage-backed securities - Non-GSEs	16,926	4.36

Commercial mortgage-backed securities - U.S. GSEs and agencies:
After one but within five years	3,014	2.64
After five but within ten years	12,469	4.78
After ten years	51,678	2.23
Total commercial mortgage-backed securities - U.S. GSEs and agencies	67,161	2.72

Commercial mortgage-backed securities - Non-GSEs:
After ten years	9,927	4.76
Total commercial mortgage-backed securities - Non-GSEs	9,927	4.76
Total available-for-sale portfolio	$737,658	3.18%
Total investment securities	$1,334,588	2.62%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The weighted-average yield of the investment portfolio was 2.62% as of December 31, 2024, which increased by 40 bps from 2.22% as of December 31, 2023.

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

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 21. Deposits by Categories

(Dollars in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing demand deposits	$1,888,937	$1,913,379
Interest-bearing demand deposits	1,338,719	1,329,189
Savings and money market deposits	2,329,170	2,209,733
Time deposits up to $250,000	483,378	533,898
Core deposits	6,040,204	5,986,199
Other time deposits greater than $250,000	500,693	486,812
Government time deposits	103,114	374,581
Total time deposits greater than $250,000	603,807	861,393
Total deposits	$6,644,011	$6,847,592

The Company's deposit portfolio is diversified and long-tenured as it is built upon a business model based on long-term customer relationships. Approximately 53% of deposit customers have been banking with the Company for more than 10 years.

Total deposits of $6.64 billion at December 31, 2024 decreased by $203.6 million, or 3.0%, from total deposits of $6.85 billion at December 31, 2023. Total deposits at December 31, 2023 increased by $111.4 million, or 1.7%, over the year-end 2022 balance of $6.74 billion. The decrease in deposits in 2024 reflects net decreases in government time deposits of $271.5 million, other time deposits up to $250,000 totaling $50.5 million, and noninterest-bearing demand deposits of $24.4 million. The net decreases were partially offset by increases in savings and money market deposits of $119.4 million, other time deposits greater than $250,000 (excluding government time deposits) of $13.9 million, and interest-bearing demand deposits of $9.5 million. The Company did not have any wholesale, brokered or listing service deposits.

Core deposits, which the Company defines as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.04 billion at December 31, 2024 and increased by $54.01 million, or 0.9%, from December 31, 2023, which decreased by $0.09 billion or 1.5% from December 31, 2022. Core deposits as a percentage of total deposits was 90.9% at December 31, 2024, compared to 87.4% at December 31, 2023 and 90.2% at December 31, 2022.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Company reported estimated uninsured deposits of $2.82 billion, or approximately 42% of total deposits in its FDIC Call Report as of December 31, 2024, compared to the reported $2.91 billion, or approximately 42% of total deposits as of December 31, 2023. The Company had fully collateralized deposits of approximately $282.3 million and $536.3 million as of December 31, 2024 and December 31, 2023, respectively. The Company's uninsured deposits, excluding fully collateralized deposits, were approximately $2.54 billion, or approximately 38% of total deposits, and $2.37 billion, or approximately 35% of total deposits, as of December 31, 2024 and December 31, 2023, respectively.

The table below sets forth the contractual maturities of our time deposits greater than the FDIC insurance limit of $250,000 as of December 31, 2024.

Table 22. Contractual Maturities of Time Deposits Greater Than $250,000

(Dollars in thousands)
Remaining maturity:
Three months or less	$315,551
Over three months through twelve months	275,259
Over one year through three years	12,497
Over three years	500
Total	$603,807

For additional information regarding the contractual maturities of our time deposits, See Note 9 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below sets forth information regarding the average balances and average rates paid for certain deposit categories for each of the periods presented.

Table 23. Average Balances and Average Rates Paid on Deposits

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$1,794,469	—%	$1,933,666	—%

Interest-bearing demand deposits	1,287,628	0.17	1,359,240	0.13
Savings and money market deposits	2,263,273	1.64	2,195,763	1.00
Time deposits	1,225,620	3.76	1,211,458	3.24
Interest-bearing deposits	4,776,521	1.79	4,766,461	1.32
Total deposits	$6,570,990	1.30	$6,700,127	0.94

Average balances are computed using daily average balances. The average rate on time deposits increased by 52 bps in 2024, and savings and money market deposit rates increased by 64 bps. The average rate paid on interest-bearing deposits increased 47 bps to 1.79% in 2024 from 1.32% in 2023, which increased from 0.25% in 2022. The average rate paid on all deposits increased 36 bps to 1.30% in 2024 from 0.94% in 2023, which increased from 0.17% in 2022.

Based on the Federal Open Market Committee's recent statements, the Company anticipates interest rates will decline modestly in 2025, but interest rates could be impacted by changes in the market environment including levels of inflation experienced during the year. However, the Company expects overall deposit rates to decline at a slower rate in 2025 as time deposits continue to mature and reprice. In addition to the external interest rate environment, the overall direction and magnitude of rate movements in our deposit base will largely depend on the level of deposit growth we need to maintain adequate liquidity and competitive pricing considerations.

Contractual Obligations

The following table sets forth our material contractual obligations (excluding deposit liabilities) as of December 31, 2024.

Table 24. Contractual Obligations

	Payments Due By Period
(Dollars in thousands)	Less Than One Year	Greater Than One Year	Total
Long-term debt	$25,000	$131,547	$156,547
SERP obligations	574	8,181	8,755
Operating leases	5,048	34,663	39,711
Purchase obligations	23,440	52,475	75,915
Other long-term liabilities	11,830	8,053	19,883
Total	$65,892	$234,919	$300,811

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

Contractual obligations in Table 24 - Contractual Obligations do not include off-balance sheet arrangements. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written, forward foreign exchange contracts, forward interest rate contracts and interest rate swaps and options. These instruments and the related off-balance sheet exposures are discussed in detail in Note 20 - Financial Instruments With Off-Balance Sheet Risk to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

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

Common and Preferred Equity

Shareholders' equity totaled $538.4 million at December 31, 2024, an increase of $34.6 million, or 6.9%, from the $503.8 million at December 31, 2023, which increased by $50.9 million, or 11.2%, from December 31, 2022. The increase in shareholders' equity from December 31, 2023 to December 31, 2024 was primarily attributable to net income of $53.4 million and other comprehensive income of $8.2 million, partially offset by cash dividends paid of $28.1 million and the repurchase of 49,960 shares of common stock for a total cost of $0.9 million. During 2024, the Company repurchased approximately 0.2% of its common stock outstanding at December 31, 2023.

The increase in shareholders' equity from December 31, 2022 to December 31, 2023 was primarily attributable to net income of $58.7 million and other comprehensive income of $21.4 million, partially offset by cash dividends paid of $28.1 million, and the repurchase of 130,010 shares of our common stock for a total cost of $2.6 million, under our stock repurchase program. During 2023, the Company repurchased approximately 0.5% of its common stock outstanding at December 31, 2022.

When expressed as a percentage of total assets, shareholders' equity was 7.2% at December 31, 2024, compared to 6.6% at December 31, 2023 and 6.1% at December 31, 2022. The increase in the ratio of shareholders' equity to total assets from 2023 to 2024 was primarily attributable to lower unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive income as of December 31, 2024 compared to December 31, 2023, and lower repurchases of common stock under the stock repurchase program during the year ended December 31, 2024. The increase in our ratio of shareholders' equity to total assets from 2022 to 2023 was primarily attributable to lower unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive loss during the year ended December 31, 2023 due to market volatility and the interest rate environment.

Book value per share was $19.89, $18.63, and $16.76 at year-end 2024, 2023 and 2022, respectively. The increase in book value per share from 2023 was primarily attributable to the increase in shareholders' equity from December 31, 2023 to December 31, 2024, as described above.

Trust Preferred Securities

As of December 31, 2024, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The notes are redeemable at our option on any interest payment date on or after November 1, 2025. The subordinated notes totaled $54.8 million as of December 31, 2024, and includes $0.2 million in debt issuance costs, which are being amortized over the expected life.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to it to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of approximately $23.0 million as of December 31, 2024.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $196.8 million and $169.1 million, as of December 31, 2024 and 2023, respectively.

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

In January 2023, the Company’s Board of Directors approved a new authorization to repurchase up to $25 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2023 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2023 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Board of Directors. The Company's 2023 Repurchase Plan was subject to a one-year expiration. Following the regional bank failures occurring in March 2023, the Company significantly reduced its volume of share repurchases to strengthen capital and liquidity considering the elevated market risks.

In 2023, 130,010 shares of common stock, at a cost of $2.6 million, were repurchased under the Company's share repurchase programs. A total of $23.4 million remained available for repurchase under the 2023 Repurchase Plan at December 31, 2023.

In January 2024, the Company’s Board of Directors approved a new authorization to repurchase of up to $20 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2024 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2024 Repurchase Plan replaced and superseded in its entirety the 2023 Repurchase Plan. In 2024, 49,960 shares of common stock, at a cost of $0.9 million, were repurchased under the Company's 2024 Repurchase Plan.

In January 2025, the Company’s Board of Directors approved a new authorization to repurchase of up to $30 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2025 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2025 Repurchase Plan replaces and supersedes in its entirety the 2024 Repurchase Plan.

The Company will continue to monitor the environment, capital needs, and assess risk and return as part of its ongoing capital management decisions on future share repurchases, and there can be no assurance that the Company will repurchase shares of its common stock in the future.

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

The ALCO simulation model used to measure and manage interest rate risk exposures includes both dynamic and static balance sheet and rate scenarios. The dynamic model scenarios provide an enhanced view that enables management and the Board of Directors to have a realistic view of the expected impact to earnings and capital from forecasted non-parallel movements in interest rates as well as balance sheet changes. On the other hand, static rate scenarios are a measurement of embedded interest rate risk in the balance sheet as of a point in time and incorporate various hypothetical interest rate scenarios that may include gradual or immediate parallel rate changes. The static scenarios have the benefit of comparability over time, as well as against other financial institutions, but are not intended to represent management’s forecast. Both dynamic and static model simulations include the use of a number of key modeling assumptions including prepayment speeds, pricing spreads of assets and liabilities, deposit decay rates and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates. The assumptions are typically based on analyses of institution specific actual historical data and trends. Market information is also incorporated where relevant and appropriate. Assumptions are periodically reviewed and updated by ALCO. During periods of increased market volatility, assumptions will be reviewed more frequently. While management believes the assumptions are reasonable, actual behaviors and results may likely differ.

The following table reflects our static net interest income sensitivity analysis as of December 31, 2024. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. The alternate rate scenarios assume rates move up or down 100 to 300 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion. The net interest income sensitivity table shows that the Company’s balance sheet is relatively well-matched against movements in interest rates and within our ALCO Policy risk limits that have been approved by the Board of Directors.

Table 25. Net Interest Income Sensitivity

	Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous
+300 bps	3.03%	4.00%
+200 bps	1.91%	2.68%
+100 bps	0.84%	1.36%
-100 bps	(1.36)%	(2.21)%
-200 bps	(2.93)%	(4.74)%
-300 bps	(4.55)%	(7.41)%

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. A significant portion of our deposits are granular, long-tenured, and relationship-based. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs such as the FHLB, secured repurchase agreements and the Federal Reserve discount window.

Our loan-to-deposit ratio at December 31, 2024 was 80.3% compared to 79.4% at December 31, 2023. The Company had cash on its balance sheet of $380.9 million and total other liquidity sources, including available borrowing capacity and unpledged investment securities of approximately $2.49 billion as of December 31, 2024. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was approximately 113%. Refer to Note 10 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

Shareholders and the Board of Directors of
Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans –Development and Application of Reasonable and Supportable Forecasts - Refer to Notes 1 and 4 to the Financial Statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans was $59,182,000 as of December 31, 2024.

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

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
◦The conceptual design of the reasonable and supportable forecast methodology,
◦Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
◦The application of the reasonable and supportable forecasts,
◦The relevance and reliability of the underlying data.

•Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:
◦Evaluation of the conceptual design of the reasonable and supportable forecast methodology,
◦Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
◦Testing the application of the reasonable and supportable forecasts,
◦The relevance and reliability of the underlying data.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 26, 2025

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$77,774	$116,181
Interest-bearing deposits in other financial institutions	303,167	406,256
Investment securities:
Debt securities available-for-sale, at fair value	737,658	647,210
Held-to-maturity debt securities, fair value of: $506,681 at December 31, 2024 and $565,178 at December 31, 2023	596,930	632,338
Total investment securities	1,334,588	1,279,548
Loans held for sale	5,662	1,778
Loans	5,332,852	5,438,982
Allowance for credit losses	(59,182)	(63,934)
Loans, net of allowance for credit losses	5,273,670	5,375,048
Premises and equipment, net	104,342	96,184
Accrued interest receivable	23,378	21,511
Investment in unconsolidated entities	52,417	41,546
Mortgage servicing rights, net	8,473	8,696
Bank-owned life insurance	176,216	170,706
Federal Home Loan Bank of Des Moines ("FHLB") stock	6,929	6,793
Right-of-use lease asset	30,824	29,720
Other assets	74,656	88,829
Total assets	$7,472,096	$7,642,796
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,888,937	$1,913,379
Interest-bearing demand	1,338,719	1,329,189
Savings and money market	2,329,170	2,209,733
Time	1,087,185	1,395,291
Total deposits	6,644,011	6,847,592
Long-term debt, net of unamortized debt issuance costs of $202 at December 31, 2024 and $445 at December 31, 2023	156,345	156,102
Lease liability	32,025	30,634
Accrued interest payable	10,051	18,948
Other liabilities	91,279	85,705
Total liabilities	6,933,711	7,138,981
Contingent liabilities and other commitments (see Note 19)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at December 31, 2024, and December 31, 2023	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,065,570 at December 31, 2024 and 27,045,033 at December 31, 2023	404,494	405,439
Additional paid-in capital	105,054	102,982
Retained earnings	143,259	117,990
Accumulated other comprehensive loss	(114,422)	(122,596)
Total equity	538,385	503,815
Total liabilities and equity	$7,472,096	$7,642,796

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$258,192	$243,315	$200,280
Interest and dividends on investment securities:
Taxable investment securities	33,278	28,789	28,041
Tax-exempt investment securities	2,527	2,912	3,204
Dividend income on investment securities	—	—	21
Interest on deposits in other financial institutions	11,593	7,163	740
Dividend income on FHLB stock	509	478	370
Total interest income	306,099	282,657	232,656
Interest expense:
Interest on deposits:
Demand	2,159	1,701	806
Savings and money market	37,043	21,979	4,188
Time	46,084	39,205	6,114
Interest on short-term borrowings	1	1,139	1,055
Interest on long-term debt	9,079	8,633	4,930
Total interest expense	94,366	72,657	17,093
Net interest income	211,733	210,000	215,563
Provision (credit) for credit losses	9,826	15,698	(1,273)
Net interest income after provision for credit losses	201,907	194,302	216,836
Other operating income:
Mortgage banking income	3,388	2,592	3,810
Service charges on deposit accounts	8,656	8,753	8,197
Other service charges and fees	22,553	20,531	19,025
Income from fiduciary activities	5,761	4,895	4,565
Income from bank-owned life insurance	6,619	4,870	1,865
Net (losses) gains on sales of investment securities	(9,934)	(2,074)	8,506
Other	1,680	7,096	1,951
Total other operating income	38,723	46,663	47,919
Other operating expense:
Salaries and employee benefits	85,941	82,050	88,781
Net occupancy	18,001	18,185	16,963
Equipment	3,881	3,958	4,238
Communication	3,177	3,010	2,958
Legal and professional services	9,790	9,959	10,792
Computer software	18,015	17,726	14,840
Advertising	3,615	3,888	4,151
Other	30,171	25,367	23,263
Total other operating expense	172,591	164,143	165,986
Income before income taxes	68,039	76,822	98,769
Income tax expense	14,627	18,153	24,841
Net income	$53,412	$58,669	$73,928

Per common share data:
Basic earnings per share	$1.97	$2.17	$2.70
Diluted earnings per share	1.97	2.17	2.68
Cash dividends declared	1.04	1.04	1.04

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net income	$53,412	$58,669	$73,928

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on investment securities	1,174	15,852	(150,141)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	5,257	5,335	4,698
Net change in unrealized gain on derivatives	1,465	384	4,645
Defined benefit plans	278	(183)	4,774
Total other comprehensive income (loss), net of tax	8,174	21,388	(136,024)

Comprehensive income (loss)	$61,586	$80,057	$(62,096)

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2021	27,714,071	$—	$426,091	$98,073	$42,015	$(7,960)	$48	$558,267
Net income	—	—	—	—	73,928	$—	—	73,928
Other comprehensive loss	—	—	—	—	—	(136,024)	—	(136,024)
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,505)	—	—	(28,505)
78,670 net shares of common stock sold by the directors' deferred compensation plan	—	—	2,041	—	—	—	—	2,041
Shares of common stock repurchased and other related costs	(868,613)	—	(20,740)	—	—	—	—	(20,740)
Share-based compensation expense	179,612	—	679	3,273	—	—	—	3,952
Non-controlling interest	—	—	—	—	—	—	(48)	(48)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871
Net income	—	—	—	—	58,669	—	—	58,669
Other comprehensive income	—	—	—	—	—	21,388	—	21,388
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,117)	—	—	(28,117)
Shares of common stock repurchased and other related costs	(130,010)	—	(2,632)	—	—	—	—	(2,632)
Share-based compensation expense	149,973	—	—	1,636	—	—	—	1,636
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$—	$503,815
Net income	—	—	—	—	53,412	—	—	53,412
Other comprehensive income	—	—	—	—	—	8,174	—	8,174
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,143)	—	—	(28,143)
Shares of common stock repurchased and other related costs	(49,960)	—	(945)	—	—	—	—	(945)
Share-based compensation expense	70,497	—	—	2,072	—	—	—	2,072
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$—	$538,385

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$53,412	$58,669	$73,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	9,826	15,698	(1,273)
Depreciation and amortization of premises and equipment	6,878	6,943	6,865
Net gain (loss) on sales and disposals of premises and equipment	56	(5,059)	295
Non-cash lease expense (income)	159	13	(401)
Cash flows for operating leases	(5,073)	(5,095)	(5,896)
Amortization of mortgage servicing rights	776	705	1,295
Net amortization and accretion of premium/discount on investment securities	1,766	3,049	4,395
Share-based compensation expense	2,072	1,636	3,273
Net loss (gain) on sales of investment securities	9,934	2,074	(8,506)
Net gain on sales of residential mortgage loans	(1,257)	(721)	(1,778)
Proceeds from sales of loans held for sale	68,339	39,950	80,237
Origination of loans held for sale	(70,966)	(39,902)	(76,033)
Equity in earnings of unconsolidated entities	21	22	(184)
Distributions from unconsolidated entities	—	51	237
Net increase in cash surrender value of bank-owned life insurance	(6,619)	(5,366)	(10)
Deferred income tax expense	8,771	11,211	25,810
Net tax benefit from share-based compensation	57	154	146
Amortization and impairment of intangible assets	1,461	—	—
Net change in other assets and liabilities	10,906	21,080	11,721
Net cash provided by operating activities	90,519	105,112	114,121
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(253,580)	(47,393)	(89,058)
Proceeds from maturities, prepayments and calls of available-for-sale investment securities	57,371	60,101	168,224
Proceeds from sales of available-for-sale and equity investment securities	96,562	29,476	8,506
Purchases of held-to-maturity investment securities	—	—	(20,041)
Proceeds from maturities, prepayments and calls of held-to-maturity investment securities	41,690	39,099	33,469
Loan payments (originations), net	131,598	111,012	(133,501)
Purchases of loan portfolios	(49,443)	(19,659)	(323,402)
Proceeds from sales of loans originated for investment	9,397	9,629	—
Purchases of bank-owned life insurance	(3,008)	—	(1,300)
Proceeds from bank-owned life insurance death benefits	4,117	2,627	2,491
Net purchases of premises and equipment	(15,092)	(12,650)	(18,440)
Proceeds from sales of premises and equipment	—	6,216	—
Net return of capital from unconsolidated entities	—	495	—
Contributions to unconsolidated entities	(18,822)	(1,645)	(10,249)
Net proceeds from (purchases) redemption of FHLB stock	(136)	2,353	(1,182)
Net cash provided by (used in) investing activities	654	179,661	(384,483)
Cash flows from financing activities:
Net (decrease) increase in deposits	(203,581)	111,369	97,065
Net (decrease) increase in FHLB advances and other short-term borrowings	—	(5,000)	5,000
Proceeds from long-term debt	—	50,000	—
Cash dividends paid on common stock	(28,143)	(28,117)	(28,505)
Repurchases of common stock	(945)	(2,632)	(20,740)
Net proceeds from issuance of common stock and stock option exercises	—	—	679
Net cash (used in) provided by financing activities	(232,669)	125,620	53,499
Net (decrease) increase in cash and cash equivalents	(141,496)	410,393	(216,863)
Cash and cash equivalents at beginning of year	522,437	112,044	328,907
Cash and cash equivalents at end of year	$380,941	$522,437	$112,044

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Interest expense paid	$103,263	$58,448	$13,476
Income taxes (received) paid, net	(9,213)	7,313	5,581
Supplemental non-cash disclosures:
Net change in common stock held by directors' deferred compensation plan	$—	$—	$(2,041)
Net transfer of investment securities from available-for-sale to held-to-maturity at fair value	—	—	675,177
Right-of-use lease assets obtained in exchange for lease liabilities	5,117	—	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	7,159	7,440	4,295
Other intangible assets and services provided in exchange for Swell common stock	—	—	1,500
Other intangible assets received in exchange for Swell common stock	—	1,500	—

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Central Pacific Financial Corp. is a bank holding company. Our principal operating subsidiary, Central Pacific Bank, is a full-service commercial bank with 27 branches and 55 ATMs located throughout the State of Hawaii. The Bank engages in a broad range of lending activities including originating commercial loans, commercial and residential mortgage loans, home equity loans and consumer loans. The Bank also offers a variety of deposit products and services. These include personal and business checking and savings accounts, money market accounts and time certificates of deposit. Other products and services include debit cards, internet banking, mobile banking, cash management services, full-service ATMs, safe deposit boxes, international banking services, night depository facilities, foreign exchange and wire transfers. Wealth management products and services include non-deposit investment products, annuities, investment management, asset custody and general consultation and planning services.

Operating Segments

Effective January 1, 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures". This update enhances the disclosure requirements for reportable segments by requiring additional qualitative and quantitative information about significant segment expenses, as well as interim segment disclosures. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements.

Operations, resource allocation and financial performance are managed by the Company's Executive Committee, or its chief operating decision maker ("CODM"), on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. See Note 22 - Segment Information for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In February 2024, the Bank acquired a 50% ownership interest in a mortgage loan origination and brokerage company, One Hawaii HomeLoans, LLC ("One Hawaii"). The Bank did not fund its initial capital contribution and One Hawaii had no activity in 2024. The Bank concluded that the investment meets the consolidation requirements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation" and the entity also meets the definition of a variable interest entity ("VIE") and as the Bank is the primary beneficiary of the VIE. Accordingly, the investment will be consolidated into the Company's financial statements when activity begins.

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

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $48.7 million and $3.6 million, respectively, at December 31, 2024 and $0.1 million, $37.8 million and $3.6 million, respectively, at December 31, 2023.

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

Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported total assets, total liabilities, net income, or cash flows. The changes were made to improve comparability and align with our updated financial statement presentation.

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

The Company’s other debt securities portfolio is comprised of obligations issued by U.S. government entities and agencies, obligations issued by states and political subdivisions (which shall meet a minimum credit rating of BBB), and collateralized loan obligations (which shall meet a minimum credit rating of AA).

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2024 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2024.

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

As of December 31, 2024, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on AFS and HTM debt securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.6 million and $2.8 million as of December 31, 2024 and 2023, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

Accrued interest receivable on HTM debt securities totaled $1.1 million and $1.2 million as of December 31, 2024 and 2023, respectively.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the unpaid principal amount outstanding, net of unamortized purchase premiums and discounts, unamortized deferred loan origination fees and costs and cumulative principal charge-offs. Purchase premiums and discounts are generally amortized into interest income over the contractual terms of the underlying loans using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the related loan as an adjustment to yield and are amortized using the interest method over the contractual term of the loan, adjusted for actual prepayments. Deferred loan fees and costs on loans paid in full are recognized as a component of interest income on loans.

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.5 million and $17.1 million at December 31, 2024 and 2023, respectively, and is reported together with accrued interest on investment securities on the consolidated balance sheets. Upon adoption of Accounting

Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

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

The Company's ACL model incorporates a reasonable and supportable forecast period of one year and reverts to the historical average of the macroeconomic variables being used when its forecast is no longer deemed reasonable and supportable.

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

The following table presents the Company's loan portfolio segments and the methodology used to measure expected credit losses. As of December 31, 2024, the historical look-back period is 2008 to present, economic forecast length is one year and the reversion method is one year (on a straight-line basis) for all segments.

Expected Credit Loss Methodology
Loan Segment	December 31, 2024 and 2023	June 30, 2023 and prior	Historical Look-Back Period	Economic Forecast Length	Reversion Method
Commercial and industrial - SBA PPP	Zero loss	PD/LGD	2008 to present	One year	One year (straight-line basis)
Commercial and industrial - All others	DCF	PD/LGD
Construction	DCF	PD/LGD
Commercial real estate - Multi-family	DCF	PD/LGD
Commercial real estate - All others	DCF	PD/LGD
Residential mortgage	DCF	Loss-Rate Migration
Home equity	DCF	Loss-Rate Migration
Consumer - Other revolving	DCF	Loss-Rate Migration
Consumer - Non-revolving	DCF	Loss-Rate Migration
Consumer - Purchased portfolios	WARM	WARM

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

As of December 31, 2024 and 2023, the Company determined its mortgage servicing rights were not impaired.

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

Goodwill and Intangible Assets

The Company did not hold any goodwill on its consolidated balance sheet at December 31, 2024 and 2023.

During the third quarter of 2023, the Company entered into a transaction with Swell Financial, Inc. ("Swell") whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The intangible assets totaling $1.5 million were included in other assets in the Company's consolidated balance sheet at December 31, 2023. During the fourth quarter of 2024, the Company performed an impairment analysis and determined that the carrying value of the intangible assets would not be recoverable. As a result, the Company recorded impairment of $1.3 million on the intangible assets. The carrying value of the intangible assets was zero as of December 31, 2024.

Non-Controlling Interest

The Company did not hold any non-controlling interest on its consolidated balance sheet at December 31, 2024 and 2023.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock awards. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased by the dilutive effect of stock options and stock awards.

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

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related allowance for credit losses on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2024
Available-for-Sale:
Debt securities:
States and political subdivisions	$147,014	$2	$(30,183)	$116,833	$—
U.S. Treasury obligations and direct obligations of U.S Government agencies	83,861	81	(2,742)	81,200	—
Collateralized loan obligations	31,254	—	(114)	31,140	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	472,476	42	(58,047)	414,471	—
Residential - Non-government agencies	17,836	151	(1,061)	16,926	—
Commercial - U.S. Government-sponsored enterprises	81,400	76	(14,315)	67,161	—
Commercial - Non-government agencies	9,933	—	(6)	9,927	—
Total available-for-sale investment securities	$843,774	$352	$(106,468)	$737,658	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2024
Held-to-Maturity:
Debt securities:
States and political subdivisions	$42,016	$—	$(8,884)	$33,132	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	554,914		(81,365)	473,549	—
Total held-to-maturity investment securities	$596,930	$—	$(90,249)	$506,681	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2023
Available-for-Sale:
Debt securities:
States and political subdivisions	$156,432	$13	$(29,810)	$126,635	$—
Corporate securities	35,731	—	(4,317)	31,414	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	28,105	33	(1,941)	26,197	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	441,898	95	(63,607)	378,386	—
Residential - Non-government agencies	19,322	366	(980)	18,708	—
Commercial - U.S. Government-sponsored enterprises	58,318	—	(7,404)	50,914	—
Commercial - Non-government agencies	15,144	—	(188)	14,956	—
Total available-for-sale investment securities	$754,950	$507	$(108,247)	$647,210	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2023
Held-to-Maturity:
Debt securities:
States and political subdivisions	$41,959	$—	$(6,706)	$35,253	$—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	590,379	61	(60,515)	529,925	—
Total held-to-maturity investment securities	$632,338	$61	$(67,221)	$565,178	$—

In 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications.

During the years ended December 31, 2024 and 2023, the Company recorded a total of $7.2 million and $7.4 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

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

The amortized cost, estimated fair value and weighted average yield of our investment securities at December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-Sale:
Debt securities:
Due in one year or less	$4,237	$4,230	5.87%
Due after one year through five years	37,393	36,866	4.11
Due after five years through ten years	68,257	65,126	3.87
Due after ten years	120,988	91,811	2.42
Collateralized loan obligations	31,254	31,140	6.07
Mortgage-backed securities
Residential - U.S. Government-sponsored enterprises	472,476	414,471	2.90
Residential - Non-government agencies	17,836	16,926	4.36
Commercial - U.S. Government-sponsored enterprises	81,400	67,161	2.72
Commercial - Non-government agencies	9,933	9,927	4.76
Total available-for-sale investment securities	$843,774	$737,658	3.18%

Held-to-Maturity:
Debt securities:
Due after ten years	$42,016	$33,132	2.26%
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	554,914	473,549	1.89
Total held-to-maturity investment securities	$596,930	$506,681	1.92%

Total investment securities	$1,440,704	$1,244,339	2.62%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

In November 2024, the Company executed an investment portfolio repositioning of its AFS investment securities portfolio. The Company sold 24 lower-yielding AFS investment securities with a book value of $106.5 million and received proceeds of $96.6 million, which resulted in gross realized losses of $9.9 million. No gross gains were realized on the sale. With the proceeds, the Company purchased higher-yielding AFS investment securities totaling $101.6 million.

In December 2023, the Company executed an investment portfolio repositioning of its AFS investment securities portfolio. The Company sold 17 AFS investment securities with a book value of $30.0 million and received proceeds of $28.1 million, which resulted in gross realized losses of $1.9 million. No gross gains were realized on the sale. With the proceeds, the Company purchased higher yielding and shorter duration AFS investment securities totaling $28.3 million.

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

Investment securities of $756.0 million and $990.4 million at December 31, 2024 and 2023, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of December 31, 2024 and 2023.

There were a total of 218 and 208 AFS securities in an unrealized loss position at December 31, 2024 and 2023, respectively. There were a total of 83 and 82 HTM securities in an unrecognized loss position at December 31, 2024 and 2023, respectively.

The following table summarizes AFS and HTM securities which were in an unrealized or unrecognized loss position at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2024
Available-for-Sale:
Debt securities:
States and political subdivisions	$4,967	$(85)	$107,267	$(30,098)	$112,234	$(30,183)
U.S. Treasury obligations and direct obligations of U.S Government agencies	56,139	(803)	12,971	(1,939)	69,110	(2,742)
Collateralized loan obligations	31,140	(114)	—	—	31,140	(114)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	135,224	(2,254)	260,575	(55,793)	395,799	(58,047)
Residential - Non-government agencies	5,270	(100)	7,606	(961)	12,876	(1,061)
Commercial - U.S. Government-sponsored enterprises	12,469	(90)	48,304	(14,225)	60,773	(14,315)
Commercial - Non-government agencies	9,927	(6)	—	—	9,927	(6)
Total	$255,136	$(3,452)	$436,723	$(103,016)	$691,859	$(106,468)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(Dollars in thousands)
December 31, 2024
Held-to-Maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,132	$(8,884)	$33,132	$(8,884)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	7,470	(19)	466,079	(81,346)	473,549	(81,365)
Total	$7,470	$(19)	$499,211	$(90,230)	$506,681	$(90,249)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
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

The Company has evaluated its HTM and AFS investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. Because we have no intent to sell securities in an unrecognized or unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income as of December 31, 2024.

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

3. LOANS AND CREDIT QUALITY

Loans, net of deferred fees and costs as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Commercial and industrial	$606,936	$575,707
Real estate:
Construction	145,211	185,519
Residential mortgage	1,892,520	1,927,789
Home equity	676,982	736,524
Commercial mortgage	1,500,680	1,382,902
Consumer	510,523	630,541
Loans, net of deferred fees and costs	$5,332,852	$5,438,982

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

In 2024, the Company sold one loan with an amortized cost of $9.7 million and received proceeds of $9.4 million. The loan did not have any credit concerns at the time of sale. The loss of $0.3 million was recorded through charge-offs in the allowance for credit losses.

In 2023, the Company transferred one loan to the loans held for sale category. The loan did not have any credit concerns at the time of transfer and thus was transferred to loans held for sale at its amortized cost of $9.8 million. The loan was sold in 2023 for $9.6 million, or a loss of $0.2 million, which was recorded in other operating expense. The Company did not transfer any other loans to the held-for-sale category during the years ended December 31, 2024 and 2023.

The Company has purchased loan portfolios, none of which were credit deteriorated at the time of purchase.

The following table presents loan purchases by class for the periods presented:

(Dollars in thousands)	Consumer - Unsecured	Consumer - Automobile	Total
Year Ended December 31, 2024
Purchases:
Outstanding balance	$—	$47,560	$47,560
Purchase premium	—	1,883	1,883
Purchase price	$—	$49,443	$49,443

Year Ended December 31, 2023
Purchases:
Outstanding balance	$3,932	$15,159	$19,091
Purchase premium	—	568	568
Purchase price	$3,932	$15,727	$19,659

In the normal course of business, the Bank makes loans to certain directors, executive officers and their affiliates. Related party loan balances were $33.0 million and $33.7 million as of December 31, 2024 and 2023, respectively.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2024 and 2023:

	December 31, 2024
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
Real estate:
Residential mortgage	$9,044	$—	$9,044	$—
Home equity	952	—	952	—
Total	$9,996	$—	$9,996	$—

	December 31, 2023
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
Real estate:
Residential mortgage	$6,450	$—	$6,450	$47
Home equity	834	—	834	—
Commercial mortgage	—	77	77	—
Total	$7,284	$77	$7,361	$47

Foreclosure Proceedings

Residential mortgage and home equity loans collateralized by residential real estate property that were in the process of foreclosure totaled $3.9 million and $2.3 million as of December 31, 2024 and 2023, respectively. The residential mortgage and home equity loans that were in the process of foreclosure are well-collateralized with low loan-to-value ratios and no losses are expected upon foreclosure of the loans.

The Company did not foreclose on any loans during the years ended December 31, 2024 and 2023. The Company did not sell any foreclosed properties during the years ended December 31, 2024 and 2023.

Nonaccrual and Past Due Loans

For all loan types, the Company determines delinquency status by considering the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2024 and 2023. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates indicated:

	December 31, 2024
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial	$2,978	$210	$—	$414	$3,602	$603,334	$606,936	$—
Real estate:
Construction	—	—	—	—	—	145,211	145,211	—
Residential mortgage	8,880	3,316	323	9,044	21,563	1,870,957	1,892,520	9,044
Home equity	943	485	78	952	2,458	674,524	676,982	952
Commercial mortgage	—	—	—	—	—	1,500,680	1,500,680	—
Consumer	5,255	1,444	373	608	7,680	502,843	510,523	—
Total	$18,056	$5,455	$774	$11,018	$35,303	$5,297,549	$5,332,852	$9,996

	December 31, 2023
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans and Leases Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial	$513	$169	$—	$432	$1,114	$574,593	$575,707	$—
Real estate:
Construction	—	—	—	—	—	185,519	185,519	—
Residential mortgage	3,082	2,140	—	4,962	10,184	1,917,605	1,927,789	4,855
Home equity	804	400	229	834	2,267	734,257	736,524	834
Commercial mortgage	—	—	—	77	77	1,382,825	1,382,902	77
Consumer	5,677	2,329	1,083	703	9,792	620,749	630,541	—
Total	$10,076	$5,038	$1,312	$7,008	$23,434	$5,415,548	$5,438,982	$5,766

Interest income totaling $0.1 million, $0.1 million, and $1.6 million was recognized on nonaccrual loans in 2024, 2023 and 2022, respectively. Additional interest income of $0.6 million, $0.3 million, and $0.2 million would have been recognized in 2024, 2023 and 2022, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income recoveries of $0.2 million, $0.4 million, and $0.3 million was collected on charged-off loans and recognized in other operating income in 2024, 2023 and 2022, respectively.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the year ended December 31, 2024, the Company has not modified any loans that were material, individually or in the aggregate, for borrowers experiencing financial difficulty.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to our adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

There were $1.9 million and $2.1 million of TDRs still accruing interest at December 31, 2024 and 2023, respectively, none of which were more than 90 days delinquent. There were $0.8 million and $0.9 million of TDRs included in nonperforming assets at December 31, 2024 and 2023, respectively.

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

The following tables present the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator and origination year as of December 31, 2024 and 2023. Revolving loans converted to term as of and during the year ended December 31, 2024 and 2023 were not material to the total loan portfolio.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2024
Commercial and industrial:
Risk Rating
Pass	$167,816	$58,905	$69,576	$57,354	$21,827	$142,546	$81,876	$599,900
Special Mention	—	—	—	2,539	—	—	—	2,539
Substandard	3,372	110	922	11	—	82	—	4,497
Subtotal	171,188	59,015	70,498	59,904	21,827	142,628	81,876	606,936
Construction:
Risk Rating
Pass	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Subtotal	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Residential mortgage:
Risk Rating
Pass	85,844	89,118	259,516	589,118	393,633	465,032	—	1,882,261
Substandard	—	—	1,599	616	1,855	6,189	—	10,259
Subtotal	85,844	89,118	261,115	589,734	395,488	471,221	—	1,892,520
Home equity:
Risk Rating
Pass	1,060	11,787	28,687	18,277	8,406	25,235	582,499	675,951
Substandard	—	—	—	—	—	1,031	—	1,031
Subtotal	1,060	11,787	28,687	18,277	8,406	26,266	582,499	676,982
Commercial mortgage:
Risk Rating
Pass	180,391	95,323	235,344	223,724	111,399	635,255	5,731	1,487,167
Special Mention	—	621	—	2,506	—	2,930	—	6,057
Substandard	—	—	—	—	—	7,456	—	7,456
Subtotal	180,391	95,944	235,344	226,230	111,399	645,641	5,731	1,500,680
Consumer:
Risk Rating
Pass	95,971	60,771	173,097	92,976	20,838	14,466	51,422	509,541
Substandard	21	90	162	144	27	478	60	982
Subtotal	95,992	60,861	173,259	93,120	20,865	14,944	51,482	510,523
Total loans, net of deferred fees and costs	$544,616	$350,371	$804,301	$1,006,482	$569,739	$1,335,637	$721,706	$5,332,852

The following table includes gross charge-offs of loans by origination year during the year ended December 31, 2024.

	Gross Charge-offs by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost of Revolving Loans	Total
Commercial and industrial:	$102	$434	$438	$519	$33	$1,451	$—	$2,977
Real estate:
Residential mortgage	—	—	175	—	—	208	—	383
Consumer	140	675	10,132	4,179	481	1,259	—	16,866
Total gross charge-offs	$242	$1,109	$10,745	$4,698	$514	$2,918	$—	$20,226

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2023
Commercial and industrial:
Risk Rating
Pass	$83,333	$82,649	$77,551	$32,831	$42,162	$152,940	$90,177	$561,643
Special Mention	—	—	2,916	—	—	944	93	3,953
Substandard	37	1,189	576	662	571	7,026	50	10,111
Subtotal	83,370	83,838	81,043	33,493	42,733	160,910	90,320	575,707
Construction:
Risk Rating
Pass	8,434	52,596	69,203	18,878	2,136	31,090	2,778	185,115
Special Mention	—	—	404	—	—	—	—	404
Subtotal	8,434	52,596	69,607	18,878	2,136	31,090	2,778	185,519
Residential mortgage:
Risk Rating
Pass	101,473	266,314	609,648	414,430	144,312	385,452	—	1,921,629
Special Mention	—	—	—	—	—	268	—	268
Substandard	—	1,057	299	931	818	2,787	—	5,892
Subtotal	101,473	267,371	609,947	415,361	145,130	388,507	—	1,927,789
Home equity:
Risk Rating
Pass	12,229	32,208	19,589	8,766	6,372	17,379	638,917	735,460
Substandard	—	—	—	—	66	998	—	1,064
Subtotal	12,229	32,208	19,589	8,766	6,438	18,377	638,917	736,524
Commercial mortgage:
Risk Rating
Pass	96,479	256,660	202,933	115,055	112,578	566,325	6,311	1,356,341
Special Mention	—	—	—	—	10,513	9,638	—	20,151
Substandard	—	—	2,587	—	1,654	2,169	—	6,410
Subtotal	96,479	256,660	205,520	115,055	124,745	578,132	6,311	1,382,902
Consumer:
Risk Rating
Pass	88,593	261,752	144,341	36,431	27,970	10,538	59,130	628,755
Substandard	58	231	205	87	83	1,084	10	1,758
Loss	—	—	—	—	—	28	—	28
Subtotal	88,651	261,983	144,546	36,518	28,053	11,650	59,140	630,541
Total loans, net of deferred fees and costs	$390,636	$954,656	$1,130,252	$628,071	$349,235	$1,188,666	$797,466	$5,438,982

The following table includes gross charge-offs of loans by origination year during the year ended December 31, 2023.

	Gross Charge-offs by Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost of Revolving Loans	Total
Commercial and industrial:	$211	$314	$204	$—	$276	$957	$—	$1,962
Consumer	111	8,282	5,997	1,148	833	874	—	17,245
Total gross charge-offs	$322	$8,596	$6,201	$1,148	$1,109	$1,831	$—	$19,207

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present the activity in the ACL for loans by class for the years ended December 31, 2024, 2023 and 2022:

		Real Estate
(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2024
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	2,373	(1,688)	988	(1,172)	1,339	9,122	10,962
Subtotal	9,554	2,316	15,614	2,329	18,882	26,201	74,896
Charge-offs	2,977	—	383	—	—	16,866	20,226
Recoveries	536	—	36	6	—	3,934	4,512
Net charge-offs (recoveries)	2,441	—	347	(6)	—	12,932	15,714
Ending balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182

		Real Estate
(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2023
Beginning balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	1,599	1,136	2,745	(670)	(359)	10,784	15,235
Subtotal	8,423	4,003	14,549	3,444	17,543	31,011	78,973
Charge-offs	1,962	—	—	—	—	17,245	19,207
Recoveries	720	1	77	57	—	3,313	4,168
Net charge-offs (recoveries)	1,242	(1)	(77)	(57)	—	13,932	15,039
Ending balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934

		Real Estate
(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2022
Beginning balance	$10,391	$3,908	$12,463	$4,509	$18,411	$18,415	$68,097
Provision (credit) for credit losses on loans	(2,593)	(1,117)	(954)	(431)	(509)	5,892	288
Subtotal	7,798	2,791	11,509	4,078	17,902	24,307	68,385
Charge-offs	1,969	—	—	—	—	6,399	8,368
Recoveries	995	76	295	36	—	2,319	3,721
Net charge-offs	974	(76)	(295)	(36)	—	4,080	4,647
Ending balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738

The following table presents the activity in the reserve for off-balance sheet credit exposures, included in other liabilities, under ASC 326 during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance, beginning of year	$3,706	$3,243	$4,804
Provision (credit) for off-balance sheet credit exposures	(1,136)	463	(1,561)
Balance, end of year	$2,570	$3,706	$3,243

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

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2024 and 2023:

	December 31,
(Dollars in thousands)	2024	2023
Land	$22,564	$22,564
Office buildings and improvements	161,712	148,362
Furniture, fixtures and equipment	39,302	38,867
Gross premises and equipment	223,578	209,793
Accumulated depreciation and amortization	(119,236)	(113,609)
Net premises and equipment	$104,342	$96,184

Depreciation and amortization of premises and equipment were charged to the following operating expenses during the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net occupancy	$4,740	$4,813	$4,720
Equipment	2,138	2,130	2,145
Total	$6,878	$6,943	$6,865

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consisted of the following components as of December 31, 2024 and 2023:

	December 31,
(Dollars in thousands)	2024	2023
Investments in low income housing tax credit partnerships	$48,730	$37,838
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	90	111
Other	2,050	2,050
Total	$52,417	$41,546

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2024 and 2023, the Company had $19.1 million and $22.0 million, respectively, in unfunded commitments related to the LIHTC partnerships, which is included in other liabilities in the Company's consolidated balance sheets.

The expected payments for the unfunded commitments related to the Company's investments in unconsolidated entities as of December 31, 2024 are as follows:

(Dollars in thousands)	LIHTC	Other
Year Ending December 31:	Partnerships	Partnerships	Total
2025	$11,027	$803	$11,830
2026	7,564	—	7,564
2027	36	—	36
2028	30	—	30
2029	36	—	36
Thereafter	387	—	387
Total commitments	$19,080	$803	$19,883

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Proportional amortization method:
Amortization expense recognized in income tax expense	$4,794	$3,101	$2,566
Federal and state tax credits recognized in income tax expense	5,632	3,400	2,938

In 2021, the Company committed $2.0 million in the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The investment is included in investment in unconsolidated entities in the Company's consolidated balance sheets. As of December 31, 2024, the Company had an unfunded commitment of $0.8 million related to the investment, which is expected to be paid in 2025. The unfunded commitment is included in other liabilities in the Company's consolidated balance sheets.

During the third quarter of 2023, the Company entered into a transaction with Swell Financial, Inc. ("Swell") whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash and certain intangible assets. The intangible assets totaling $1.5 million are included in other assets in the Company's consolidated balance sheet at December 31, 2023. During the fourth quarter of 2024, the Company performed an impairment analysis and determined that the carrying value of the intangible assets would not be recoverable. As a result, the Company recorded impairment of $1.3 million on the intangible assets. The carrying value of the intangible assets was zero as of December 31, 2024.

7. MORTGAGE SERVICING RIGHTS

Loans serviced for others totaled $1.18 billion and $1.22 billion as of December 31, 2024 and 2023, respectively.

The following table presents changes in our mortgage servicing rights for the periods presented:

(Dollars in thousands)	Mortgage Servicing Rights
Balance as of December 31, 2022	$9,074
Additions	327
Amortization	(705)
Balance as of December 31, 2023	8,696
Additions	553
Amortization	(776)
Balance as of December 31, 2024	$8,473

The gross carrying value, accumulated amortization, and net carrying value related to our mortgage servicing rights as of December 31, 2024 and 2023 are presented below:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$70,293	$(61,820)	$8,473	$69,740	$(61,044)	$8,696

Based on our mortgage servicing rights held as of December 31, 2024, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2025	$928
2026	887
2027	788
2028	699
2029	612
Thereafter	4,559
Total	$8,473

The Company utilizes the amortization method to measure our mortgage servicing rights. Under the amortization method, mortgage servicing rights are amortized in proportion to and over the period of net servicing income. Income generated as the result of new mortgage servicing rights is reported as a component of mortgage banking income and totaled $0.6 million, $0.3 million, and $0.6 million in 2024, 2023 and 2022, respectively. Amortization of the servicing rights is reported as a component of mortgage banking income in the Company's consolidated statements of income. Ancillary income is recorded in other income. Mortgage servicing rights are recorded when loans are sold to third-parties with servicing of those loans retained, and are classified and pooled into buckets of homogeneous characteristics.

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

The following table presents the fair market value and key assumptions used in determining the fair market value of our mortgage servicing rights:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Fair market value, beginning of period	$12,185	$12,061
Fair market value, end of period	12,387	12,185
Weighted-average discount rate	9.5%	9.5%
Weighted-average prepayment speed assumption	10.2%	11.2%

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

Interest Rate Lock and Forward Sale Commitments

The Company enters into interest rate lock commitments on certain mortgage loans that are intended to be sold. To manage interest rate risk on interest rate lock commitments, the Company also enters into forward loan sale commitments. The interest rate lock and forward loan sale commitments are accounted for as undesignated derivatives and are recorded at their respective fair values in other assets or other liabilities, with changes in fair value recorded in current period earnings. These instruments serve to reduce our exposure to movements in interest rates. At December 31, 2024, the Company was party to forward sale commitments on $4.9 million of mortgage loans. At December 31, 2023, the Company was not party to any forward sale commitments on mortgage loans. As of December 31, 2024 and 2023, the Company had interest rate lock commitments on mortgage loans of $0.5 million and $1.8 million, respectively.

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

As of December 31, 2024 and 2023, the Company has entered into swaps agreements with its borrowers with a total notional amount of $50.2 million and $51.1 million, respectively, offset by swap agreements with third-party financial institutions with a total notional amount of $50.2 million and $51.1 million, respectively. As of December 31, 2024 and 2023, the Company pledged $12.9 million and $9.6 million, respectively, in cash as collateral for the back-to-back swap agreements.

Interest Rate Swaps

To mitigate interest rate risk, during the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2024, and was designated as a fair value hedge of certain municipal debt securities. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the Company's consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
		(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$46	$—	$4	$34
Back-to-back swap agreements	Other assets / other liabilities	3,840	3,547	3,840	3,547

		Asset Derivatives		Liability Derivatives
Derivatives Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
(Dollars in thousands)
Interest rate swap	Other assets / other liabilities	$8,382	$6,440	$—	$—

The following table presents the impact of derivative instruments and their location within the Company's consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	$77
Loans held for sale	Other income	(78)
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	80

Year ended December 31, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	(42)
Loans held for sale	Other income	3
Risk participation agreements	Other service charges and fees	—
Back-to-back swap agreements	Other service charges and fees	71

Year ended December 31, 2022
Interest rate lock and forward sale commitments	Mortgage banking income	8
Loans held for sale	Other income	(3)
Risk participation agreements	Other service charges and fees	16
Back-to-back swap agreements	Other service charges and fees	—

Derivatives in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2024
Interest rate swap	Interest income	$2,563
Year ended December 31, 2023
Interest rate swap	Interest income	$(37)
Year ended December 31, 2022
Interest rate swap	Interest income	$(340)

9. DEPOSITS

The Company had $1.09 billion and $1.40 billion of total time deposits as of December 31, 2024 and 2023, respectively. Contractual maturities of total time deposits as of December 31, 2024 were as follows:

(Dollars in thousands)
Year Ending December 31:
2025	$1,048,873
2026	24,748
2027	6,581
2028	2,728
2029	3,908
Thereafter	347
Total	$1,087,185

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $624.3 million and $899.3 million at December 31, 2024 and 2023, respectively. This includes $103.1 million and $374.6 million in government time deposits at December 31, 2024 and 2023, respectively, which are fully collateralized.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2024 were as follows:

(Dollars in thousands)
Three months or less	$327,050
Over three months through six months	191,786
Over six months through twelve months	92,247
2026	11,867
2027	880
2028	—
2029	500
Thereafter	—
Total	$624,330

Overdrawn deposit accounts totaling $1.3 million and $0.7 million have been reclassified as loans on the Company's consolidated balance sheets as of December 31, 2024 and 2023, respectively.

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank is a member of the FHLB and maintained a $1.76 billion line of credit, of which $1.63 billion remained available as of December 31, 2024. The FHLB advances available of $1.63 billion at December 31, 2024 was secured by certain real estate loans with a carrying value of $3.14 billion in accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB. There were no short-term borrowings outstanding under this arrangement at December 31, 2024 and 2023.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. The standby letters of credit issued on our behalf by the FHLB totaled $83.6 million and $72.0 million as of December 31, 2024 and 2023, respectively.

The Bank had additional unused borrowings available at the Federal Reserve discount window of $232.1 million and $285.8 million as of December 31, 2024 and 2023, respectively. Certain commercial real estate and commercial loans with carrying values totaling $128.3 million and $135.1 million were pledged as collateral on our line of credit with the Federal Reserve discount window as of December 31, 2024 and 2023, respectively. In addition, investment securities with a par value of $184.3 million and $196.7 million as of December 31, 2024 and 2023, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

Interest expense on short-term borrowings totaled $1 thousand, $1.1 million and $1.1 million in 2024, 2023 and 2022, respectively.

A summary of the Bank's short-term borrowings as of December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Amount outstanding at December 31,	$—	$—	$5,000
Average amount outstanding during year	17	23,322	37,211
Highest month-end balance during year	6,000	100,000	140,000
Weighted-average interest rate on balances outstanding at December 31,	—%	—%	4.60%
Weighted-average interest rate during year	5.58%	4.88%	2.84%

Long-term debt, which is based on original maturity, consisted of FHLB advances, subordinated notes and debentures totaling $156.3 million and $156.1 million at December 31, 2024 and 2023, respectively.

	December 31,
(Dollars in thousands)	2024	2023
FHLB advances	$50,000	$50,000
Subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs of $202 and $445	54,798	54,555
Total	$156,345	$156,102

At December 31, 2024, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(Dollars in thousands)
Year Ending December 31:
2025	$25,000
2026	—
2027	—
2028	25,000
2029	—
Thereafter	106,547
Total	$156,547

FHLB Advances

The Bank had $50.0 million in FHLB long-term advances outstanding as of December 31, 2024 and 2023. Interest expense on FHLB long-term advances was $2.2 million and $1.9 million in 2024 and 2023, respectively. The Bank did not incur any interest expense on FHLB long-term advances in 2022.

Subordinated Debentures

As of December 31, 2024 and 2023, the Company had the following junior subordinated debentures outstanding:

(Dollars in thousands)	December 31, 2024 and 2023	December 31, 2024 and 2023
Name of Trust	Subordinated Debentures	Interest Rate
Trust IV	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
Trust V	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547

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

Subordinated Notes

As of December 31, 2024 and 2023, the Company had the following subordinated notes outstanding:

(Dollars in thousands)	December 31, 2024 and 2023
Name	Subordinated Notes	Interest Rate
October 2020 Private Placement	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The Notes, which have been used to support regulatory capital ratios and for general corporate purposes, bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes are callable at any time after the first five years, or November 1, 2025.

The subordinated notes may be included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.8 million, net of unamortized debt issuance costs of $0.2 million, at December 31, 2024.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2024 and 2023, the Bank had Statutory Retained Earnings of $196.8 million and $169.1 million, respectively.

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

In January 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program (the "2023 Repurchase Plan"). The 2023 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Board of Directors, which had $9.3 million in remaining repurchase authority. The Company's 2023 Repurchase Plan was subject to a one-year expiration.

In the year ended December 31, 2023, 130,010 shares of common stock, at a cost of $2.6 million, were repurchased under the Company's share repurchase programs.

In January 2024, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a share repurchase program (the "2024 Repurchase Plan"). The 2024 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company's Board of Directors, which had $23.4 million in remaining repurchase authority.

In the year ended December 31, 2024, a total of 49,960 shares of common stock, at a cost of $0.9 million, were repurchased under the Company's share repurchase program. A total of $19.1 million remained available for repurchase under the Company's 2024 Repurchase Plan at December 31, 2024.

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

The following presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

Year Ended December 31, 2024
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$917	$2,471	$3,388
Service charges on deposit accounts	8,656	—	8,656
Other service charges and fees	20,128	2,425	22,553
Income on fiduciary activities	5,761	—	5,761
Net (losses) gains on sales of investment securities	—	(9,934)	(9,934)
Income from bank-owned life insurance	—	6,619	6,619
Other	—	1,680	1,680
Total other operating income	$35,462	$3,261	$38,723

Year Ended December 31, 2023
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$687	$1,905	$2,592
Service charges on deposit accounts	8,753	—	8,753
Other service charges and fees	18,605	1,926	20,531
Income on fiduciary activities	4,895	—	4,895
Net (losses) gains on sales of investment securities	—	(2,074)	(2,074)
Income from bank-owned life insurance	—	4,870	4,870
Other	—	7,096	7,096
Total other operating income	32,940	13,723	46,663

Year Ended December 31, 2022
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$1,060	$2,750	$3,810
Service charges on deposit accounts	8,197	—	8,197
Other service charges and fees	16,581	2,444	19,025
Income on fiduciary activities	4,565	—	4,565
Net (losses) gains on sales of investment securities	—	8,506	8,506
Income from bank-owned life insurance	—	1,865	1,865
Other	—	1,951	1,951
Total other operating income	$30,403	$17,516	$47,919

13. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Salaries and employee benefits	$2,165	$2,641	$4,567
Directors stock awards	432	399	350
Income tax benefit	(742)	(957)	(1,461)
Net share-based compensation effect	$1,855	$2,083	$3,456

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. The Company recognizes all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. The Company recorded income tax benefits of $0.1 million, $0.2 million, and $0.1 million in 2024, 2023, and 2022, respectively, as a result of restricted stock units vesting during the respective years.

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

A total of 950,328 and 1,108,639 shares were available for future grants under our 2023 Plan as of December 31, 2024 and 2023, respectively, and 747,332 shares were previously available for future grants under our previous stock compensation plan as of December 31, 2022.

Restricted and Performance Stock Units

Under the 2023 Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to non-officer directors and certain senior management personnel. The awards typically vest over a two, three or five year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. The fair value of the grant and the related compensation expense is typically measured as the market price of the stock award on the grant date, and is recognized over the specified vesting periods.

As of December 31, 2024, there was $2.7 million of total unrecognized compensation cost related to RSUs and PSUs that is expected to be recognized over a weighted-average period of 1.8 years.

The table below presents the activity of RSUs and PSUs for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During The Year (in thousands)
Unvested as of December 31, 2021	485,339	$21.95

Changes during the year:
Granted	99,887	28.99
Forfeited	(53,980)	25.66
Vested	(178,781)	21.91	$4,787
Unvested as of December 31, 2022	352,465	23.40

Changes during the year:
Granted	115,992	22.76
Forfeited	(53,041)	25.09
Vested	(190,837)	20.93	3,942
Unvested as of December 31, 2023	224,579	24.76

Changes during the year:
Granted	137,911	19.41
Forfeited	(1,648)	20.59
Vested	(76,691)	23.68	1,515
Unvested as of December 31, 2024	284,151	22.48

Stock Options

There were no stock options that were granted or vested in 2024, 2023 and 2022. As of December 31, 2024, all shares have been vested and exercised.

There were no options exercised during the year ended December 31, 2024 and 2023. There were 47,440 options exercised during the year ended December 31, 2022. The aggregate intrinsic value of options exercised in 2022 under our stock compensation plans determined as of the date of exercise was $0.7 million.

As of December 31, 2024, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

14. RETIREMENT BENEFITS

Defined Benefit Retirement Plan

The Bank had a defined benefit retirement plan that covered substantially all of its employees who were employed during the period that the plan was in effect. Effective December 31, 2002, the Bank curtailed its defined benefit retirement plan, and accordingly, plan benefits were fixed as of that date.

The Company completed the termination and settlement of its defined benefit retirement plan in the second quarter of 2022 and recognized a one-time noncash settlement expense of $4.9 million, which was recorded in other operating expense.

With the termination of the defined benefit retirement plan in the second quarter of 2022, there were no plan assets, further defined benefit retirement plan liability or ongoing pension expense recognition remaining as of December 31, 2022 and no activity in 2023 and 2024.

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

The following tables set forth information pertaining to the SERP for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$9,274	$9,220
Interest cost	434	448
Actuarial (gains) losses	(378)	181
Benefits paid	(575)	(575)
Benefit obligation at end of year	8,755	9,274

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	575	575
Benefits paid	(575)	(575)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(8,755)	$(9,274)

Amounts recognized in AOCI
Net actuarial losses	$426	$106
Total amounts recognized in AOCI	$426	$106

Benefit obligation actuarial assumptions
Weighted-average discount rate	5.2%	4.8%

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Components of net periodic benefit cost
Interest cost	$432	$448	$301
Amortization of net actuarial (gains) losses	(2)	(74)	79
Amortization of net transition obligation	—	7	18
Net periodic benefit cost	$430	$381	$398

Net periodic cost actuarial assumptions
Weighted-average discount rate	4.9%	5.1%	2.7%

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2025	$574
2026	569
2027	563
2028	954
2029	1,026
Thereafter	5,069
Total	$8,755

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

From January 1, 2022 through December 31, 2024, the Company matched 100% of an employees effective deferrals, up to 4% of the employee's pay each pay period.

The Company also has the option of making discretionary contributions into the Retirement Savings Plan and has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. The Company did not make any discretionary contributions in 2024, 2023 and 2022.

Total contributions to the Retirement Savings Plan totaled $2.3 million, $2.4 million and $2.4 million in 2024, 2023 and 2022, respectively.

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

Total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate are summarized below for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Lease cost:
Operating lease cost	$5,233	$5,108	$5,495
Variable lease cost	3,229	3,751	3,278
Less: sublease income	—	(34)	(48)
Total lease cost	$8,462	8,825	8,725

Other information:
Operating cash flows from operating leases	$(5,073)	$(5,095)	$(5,896)
Weighted-average remaining lease term - operating leases	10.25 years	10.64 years	11.22 years
Weighted-average discount rate - operating leases	4.07%	3.96%	3.95%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
2025	$5,048	$1,210	$3,838
2026	5,002	1,065	3,937
2027	4,199	926	3,273
2028	3,443	811	2,632
2029	3,062	710	2,352
Thereafter	18,957	2,964	15,993
Total	$39,711	$7,686	$32,025

In addition, the Company leases certain properties that it owns as lessor. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Total rental income recognized	$2,059	2,132	2,228

Based on the Company's leases as lessor as of December 31, 2024, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2025	$1,441
2026	1,289
2027	1,170
2028	716
2029	640
Thereafter	1,294
Total	$6,550

16. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current expense (benefit):
Federal	$5,744	$5,538	$996
State	112	1,404	(1,965)
Total current	5,856	6,942	(969)
Deferred expense:
Federal	6,800	9,300	18,854
State	1,971	1,911	6,956
Total deferred	8,771	11,211	25,810
Provision for income taxes	$14,627	$18,153	$24,841

Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, to income before income taxes) for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Computed "expected" tax expense	$14,288	$16,133	$20,741
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(868)	(702)	(692)
Other tax-exempt income	(1,370)	(1,023)	(392)
Low-income housing tax credits	(940)	(508)	(530)
State income taxes, net of Federal income tax effect, excluding impact of deferred tax valuation allowance	3,354	3,827	4,982
Change in the valuation allowance for deferred tax assets allocated to income tax expense	(1,340)	1,048	39
Prior year deferred adjustments	611	(1,043)	348
Other, net	892	421	345
Total	$14,627	$18,153	$24,841

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets
Lease liability	$8,530	$8,162
Allowance for credit losses	12,643	13,643
Accrued expenses	2,576	1,804
Employee retirement benefits	1,765	1,926
Federal and state tax credit carryforwards	1,590	2,208
Federal net operating loss carryforwards	—	1,644
State net operating loss carryforwards	2,890	4,503
Deferred compensation	4,207	3,976
Premises and equipment	4,460	4,161
Available-for-sale and held-to-maturity investment securities	—	2,309
Other	1,667	3,370
Total deferred tax assets	40,328	47,706

Deferred tax liabilities
Right-of-use lease asset	8,210	7,918
Intangible assets	2,257	2,317
Available-for-sale and held-to-maturity investment securities	5,749	—
Other	3,180	3,489
Total deferred tax liabilities	19,396	13,724

Less: Deferred tax valuation allowance	3,106	4,446

Net deferred tax assets	$17,826	$29,536

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

As of December 31, 2024, the valuation allowance on our net DTA totaled $3.1 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the Company does not expect to generate sufficient income in California to utilize the DTA. The net change in the valuation allowance was a decrease of $1.3 million in 2024, compared to an increase of $1.0 million in 2023.

Net of this valuation allowance, the Company's net DTA totaled $17.8 million as of December 31, 2024, compared to a net DTA of $29.5 million as of December 31, 2023, and is included in other assets in the Company's consolidated balance sheets.

The U.S. Federal and most of the state NOL carryforwards, except for California, have been utilized as of December 31, 2024. At December 31, 2024, the Company had NOL carryforwards for California state income tax purposes of $33.7 million, which are available to offset future taxable income. The California state NOL carryforwards will begin to expire if not utilized beginning in 2031. In addition, the Company has low-income housing tax credit carryforwards of approximately $0.4 million and $1.6 million for U.S. Federal and Hawaii state income tax purposes, respectively. If not utilized, the U.S. Federal tax credit carryforwards will begin to expire in 2044. The Hawaii state credit can be carried forward indefinitely.

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

At December 31, 2024, the Company did not have any material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2024, the Company’s federal and state tax returns for 2020 and earlier, were no longer subject to examination by the taxing authorities. However, tax periods closed in a prior period may be subject to audit and re-examination by tax authorities for which tax carryforwards are utilized in subsequent years.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022, by component:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2024
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(8,310)	$(2,170)	$(6,140)
Less: Reclassification adjustment for losses realized in net income	9,934	2,620	7,314
Less: Amortization of unrealized losses on investment securities transferred to HTM	7,159	1,902	5,257
Net change in fair value of investment securities	8,783	2,352	6,431

Net change in fair value of derivative:
Net unrealized gains arising during the period	1,988	523	1,465
Net change in fair value of derivative	1,988	523	1,465

SERPs:
Net actuarial gains arising during the period	379	99	280
Amortization of net actuarial gains	(2)	—	(2)
SERPs	377	99	278
Other comprehensive income	$11,148	$2,974	$8,174

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2023
Net change in fair value of investment securities:
Net unrealized gains on investment securities arising during the period	$19,762	$5,437	$14,325
Less: Reclassification adjustment for losses realized in net income	2,074	547	1,527
Less: Amortization of unrealized losses on investment securities transferred to HTM	7,440	2,105	5,335
Net change in fair value of investment securities	29,276	8,089	21,187

Net change in fair value of derivative:
Net unrealized gains arising during the period	491	107	384
Net change in fair value of derivative	491	107	384

SERPs:
Net actuarial losses arising during the period	(182)	(48)	(134)
Amortization of net actuarial losses	(74)	(20)	(54)
Amortization of net transition obligation	7	2	5
SERPs	(249)	(66)	(183)
Other comprehensive income	$29,518	$8,130	$21,388

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2022
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(204,250)	$(54,109)	$(150,141)
Less: Amortization of unrealized losses on investment securities transferred to HTM	6,218	1,520	4,698
Net change in fair value of investment securities	(198,032)	(52,589)	(145,443)

Net change in fair value of derivative:
Net unrealized gains arising during the period	6,326	1,681	4,645
Net change in fair value of derivative	6,326	1,681	4,645

Defined benefit retirement plan and SERPs:
Net actuarial gains arising during the period	2,007	537	1,470
Amortization of net actuarial losses	304	81	223
Amortization of net transition obligation	18	4	14
Settlement	4,884	1,817	3,067
Defined benefit retirement plan and SERPs	7,213	2,439	4,774
Other comprehensive loss	$(184,493)	$(48,469)	$(136,024)

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2024, 2023 and 2022:

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive (loss) income before reclassifications	(6,140)	1,465	280	(4,395)
Amounts reclassified from AOCI	12,571	—	(2)	12,569
Net other comprehensive income	6,431	1,465	278	8,174
Balance at end of period	$(121,491)	$6,494	$575	$(114,422)

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2023
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	14,325	384	(134)	14,575
Amounts reclassified from AOCI	6,862	—	(49)	6,813
Net other comprehensive income (loss)	21,187	384	(183)	21,388
Balance at end of period	$(127,922)	$5,029	$297	$(122,596)

(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Year ended December 31, 2022
Balance at beginning of period	$(3,666)	$—	$(4,294)	$(7,960)

Other comprehensive (loss) income before reclassifications	(150,141)	4,645	1,470	(144,026)
Amounts reclassified from AOCI	4,698	—	3,304	8,002
Net other comprehensive (loss) income	(145,443)	4,645	4,774	(136,024)
Balance at end of period	$(149,109)	$4,645	$480	$(143,984)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2024, 2023 and 2022:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2024	2023	2022	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized loss on sale of available-for-sale investment securities	$9,934	$2,074	$—	Net loss on sales of investment securities
Tax effect	(2,620)	(547)	—	Income tax benefit
Net of tax	$7,314	$1,527	$—

Amortization of unrealized losses on investment securities transferred to HTM	$7,159	$7,440	$6,218	Interest and dividends on investment securities
Tax effect	(1,902)	(2,105)	(1,520)	Income tax benefit
Net of tax	$5,257	$5,335	$4,698

Defined benefit plan items:
Amortization of net actuarial (gains) losses	$(2)	$(74)	$304	Other operating expense - other (1)
Amortization of net transition obligation	—	7	18	Other operating expense - other (1)
Settlement	—	—	4,884	Other operating expense - other (1)
Total before tax	(2)	(67)	5,206
Tax effect	1	18	(1,902)	Income tax expense (benefit)
Net of tax	$(1)	$(49)	$3,304

Total reclassifications, net of tax	$12,570	$6,813	$8,002

(1)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 - Retirement Benefits for additional details).

18. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income	$53,412	$58,669	$73,928

Weighted-average shares outstanding for basic earnings per share	27,057,329	27,027,681	27,398,445
Add: Dilutive effect of employee stock options and awards	99,791	52,837	169,335
Weighted-average shares outstanding for diluted earnings per share	27,157,120	27,080,518	27,567,780

Basic earnings per share	$1.97	$2.17	$2.70
Diluted earnings per share	$1.97	$2.17	$2.68

Anti-dilutive employee stock options and awards	58	19,030	—

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2024 and 2023, the Company did not have any forward foreign exchange contracts.

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with an effective date of March 31, 2024. This transaction had a notional amount totaling $115.5 million as of December 31, 2024 and 2023, and was designated as a fair value hedge of certain municipal debt securities. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge has a maturity date of March 31, 2029. The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

At December 31, 2024 and 2023, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2024	2023
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Fixed rate	$30,212	$30,660
Variable rate	1,189,325	1,244,671
Total	$1,219,537	$1,275,331

Standby letters of credit and financial guarantees written	$2,702	$3,301

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Back-to-back swap agreements:
Assets	$50,202	$51,059
Liabilities	50,202	51,059
Interest rate lock commitments	469	1,807
Forward interest rate contracts	4,909	—
Risk participation agreements	35,183	36,022
Interest rate swap agreements	115,545	115,545

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company’s various loan types and are derived from available market information, as well as specific borrower information. The weighted-average discount rate used in the valuation of loans was 7.07% and 6.86% as of December 31, 2024 and 2023, respectively. In accordance with ASU 2016-01, the fair value of loans are based on the notion of exit price as of December 31, 2024 and 2023.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, are equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted-average discount rate used in the valuation of time deposits was 4.50% and 5.48% as of December 31, 2024 and 2023, respectively.

Long-Term Debt

The fair value of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted-average discount rate used in the valuation of long-term debt was 6.68% and 6.83% as of December 31, 2024 and 2023, respectively.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets:
Cash and due from financial institutions	$77,774	$77,774	$77,774	$—	$—
Interest-bearing deposits in other financial institutions	303,167	303,167	303,167	—	—
Investment securities	1,334,588	1,244,339	59,498	1,177,994	6,847
Loans held for sale	5,662	5,662	—	5,662	—
Loans	5,332,852	4,916,765	—	—	4,916,765
Accrued interest receivable	23,378	23,378	462	4,607	18,309

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,888,937	1,888,937	1,888,937	—	—
Interest-bearing demand and savings deposits	3,667,889	3,667,889	3,667,889	—	—
Time deposits	1,087,185	1,079,275	—	—	1,079,275
Long-term debt	156,345	153,760	—	—	153,760
Accrued interest payable	10,051	10,051	113	—	9,938

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,219,537	$—	$1,167	$—	$1,167	$—
Standby letters of credit and financial guarantees written	2,702	—	41	—	41	—

Derivatives:
Back-to-back swap agreements:
Assets	50,202	3,840	3,840	—	—	3,840
Liabilities	(50,202)	(3,840)	(3,840)	—	—	(3,840)
Interest rate lock commitments	469	(4)	(4)	—	(4)	—
Forward sale commitments	4,909	46	46	—	46	—
Risk participation agreements	35,183	—	—	—	—	—
Interest rate swap agreements	115,545	8,382	8,382	—	8,382	—

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and due from financial institutions	$116,181	$116,181	$116,181	$—	$—
Interest-bearing deposits in other financial institutions	406,256	406,256	406,256	—	—
Investment securities	1,279,548	1,212,388	—	1,205,238	7,150
Loans held for sale	1,778	1,778	—	1,778	—
Loans	5,438,982	5,089,292	—	—	5,089,292
Accrued interest receivable	21,511	21,511	342	4,043	17,126

Financial liabilities:
Deposits:
Noninterest-bearing deposits	1,913,379	1,913,379	1,913,379	—	—
Interest-bearing demand and savings deposits	3,538,922	3,538,922	3,538,922	—	—
Time deposits	1,395,291	1,385,473	—	—	1,385,473
Long-term debt	156,102	153,073	—	—	153,073
Accrued interest payable	18,948	18,948	85	—	18,863

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Off-balance sheet financial instruments:
Commitments to extend credit	$1,275,331	$—	$1,210	$—	$1,210	$—
Standby letters of credit and financial guarantees written	3,301	—	50	—	50	—

Derivatives:
Back-to-back swap agreements:
Assets	51,059	3,547	3,547	—	—	3,547
Liabilities	(51,059)	(3,547)	(3,547)	—	—	(3,547)
Interest rate lock commitments	1,807	(34)	(34)	—	(34)	—
Risk participation agreements	36,022	—	—	—	—	—
Interest rate swap agreements	115,545	6,440	6,440	—	—	6,440

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

During the year ended December 31, 2024, the Company transferred an interest rate swap from Level 3 to Level 2 of the fair value hierarchy. The transfer was due to a change in the methodology used. There were no other transfers of financial assets and liabilities into and out of Level 3 of the fair value hierarchy during the year ended December 31, 2024.

The following tables below present the fair value of assets and liabilities measured on a recurring basis:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$116,833	$—	$110,668	$6,165
Corporate securities	—	—	—	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	81,200	59,498	21,702	—
Collateralized loan obligations	31,140		31,140	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	414,471	—	414,471	—
Residential - Non-government agencies	16,926	—	16,244	682
Commercial - U.S. Government-sponsored enterprises	67,161	—	67,161	—
Commercial - Non-government agencies	9,927	—	9,927	—
Total investment securities	737,658	59,498	671,313	6,847

Derivatives:
Interest rate lock commitments	(4)	—	(4)	—
Forward sale commitments	46	—	46	—
Interest rate swap agreements	8,382	—	8,382	—
Total derivatives	8,424	—	8,424	—
Total	$746,082	$59,498	$679,737	$6,847

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$126,635	$—	$120,199	$6,436
Corporate securities	31,414	—	31,414	—
U.S. Treasury obligations and direct obligations of U.S Government agencies	26,197	—	26,197	—
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	378,386	—	378,386	—
Residential - Non-government agencies	18,708	—	17,994	714
Commercial - U.S. Government-sponsored enterprises	50,914	—	50,914	—
Commercial - Non-government agencies	14,956	—	14,956	—
Total investment securities	647,210	—	640,060	7,150

Derivatives:
Interest rate lock commitments	(34)	—	(34)	—
Interest rate swap agreements	6,440	—	—	6,440
Total derivatives	6,406	—	(34)	6,440
Total	$653,616	$—	$640,026	$13,590

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2022	$6,584	$684	$7,268
Principal payments received	(232)	(23)	(255)
Unrealized net gain included in other comprehensive income	84	53	137
Balance as of December 31, 2023	6,436	714	7,150
Principal payments received	(241)	(24)	(265)
Unrealized net (loss) gain included in other comprehensive income	(30)	(8)	(38)
Balance as of December 31, 2024	$6,165	$682	$6,847

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.8 million and $7.2 million as of December 31, 2024 and 2023, respectively.

Within the state and political subdivisions available-for-sale debt securities category, the Company holds two mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $6.2 million and $6.4 million at December 31, 2024 and 2023, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company holds two mortgage backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million and $0.7 million at December 31, 2024 and 2023, respectively. The Company estimates the aggregate fair value of these available-for-sale investment securities by using a discounted cash flow model to calculate the present value of estimated future principal and interest payments.

The weighted-average discount rate was used as the significant unobservable input in the fair value measurement of the Company’s available-for-sale debt securities. As of December 31, 2024 and 2023, the weighted-average discount rate utilized was 6.22% and 6.12%, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

There were no financial assets or liabilities measured on a nonrecurring basis as of December 31, 2024 and 2023.

22. SEGMENT INFORMATION

The Company evaluated its operating segments in accordance with ASC 280, "Segment Reporting" and determined it operates as one reportable segment, banking operations. The Company provides a comprehensive range of financial services, such as construction and real estate development lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services and our retail branch offices, which are then aggregated as there is no material difference in the products and services offered based on customer type or geographic location. All activities are closely aligned with the core business of providing financial services and are subject to similar risks and rewards. No single customer accounts for more than 10% of total revenue. All operations are domestic and located in the State of Hawaii.

The Company's Executive Committee, who is the designated chief operating decision maker ("CODM"), evaluates performance and makes decisions based on consolidated financial information. The CODM does not separately evaluate distinct groups of products or services, nor are resources allocated differently based on individual product lines or geographic regions. Rather, performance is assessed on an overall basis, considering consolidated metrics such as total revenues, profit, and risk management of the Company as a whole, and resources are allocated to support the Company's overall business plan.

Loans, investments, and deposits provide the revenues in banking operations and are presented in the Company's consolidated balance sheets. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in banking operations and are presented in the Company's consolidated statements of income. Segment performance is evaluated using consolidated net income with the majority of the Company’s net income derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, in evaluating segment profitability.

The accounting policies of the segment is consistent with those described in Note 1 - Summary of Significant Accounting Policies.

23. PARENT COMPANY AND REGULATORY RESTRICTIONS

The retained earnings of the parent company, Central Pacific Financial Corp., included $288.4 million and $316.0 million of equity in undistributed losses of Central Pacific Bank as of December 31, 2024 and 2023.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Bank was categorized as "well-capitalized" and maintained the required capital conservation buffer under the regulatory framework for prompt corrective action as of December 31, 2024 and 2023. There are no conditions or events since then that management believes have changed the institution’s category.

The following table sets forth actual and required capital and capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
As of December 31, 2024
Tier 1 capital to avg. assets (leverage ratio)	$704,045	9.3%	$301,967	4.0%	N/A	N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	654,045	12.3	239,366	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets	704,045	13.2	319,155	6.0	N/A	N/A
Total capital to risk-weighted assets	820,796	15.4	425,540	8.0	N/A	N/A

As of December 31, 2023
Tier 1 capital to avg. assets (leverage ratio)	676,536	8.8	305,843	4.0	N/A	N/A
CET1 capital to risk-weighted assets	626,536	11.4	246,457	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets	676,536	12.4	328,609	6.0	N/A	N/A
Total capital to risk-weighted assets	799,175	14.6	438,146	8.0	N/A	N/A

Central Pacific Bank
As of December 31, 2024
Tier 1 capital to avg. assets (leverage ratio)	$731,155	9.7%	$301,410	4.0%	$376,763	5.0%
CET1 capital to risk-weighted assets	731,155	13.8	238,814	4.5	344,953	6.5
Tier 1 capital to risk-weighted assets	731,155	13.8	318,419	6.0	424,558	8.0
Total capital to risk-weighted assets	792,906	14.9	424,558	8.0	530,698	10.0

As of December 31, 2023
Tier 1 capital to avg. assets (leverage ratio)	704,512	9.2	305,375	4.0	381,719	5.0
CET1 capital to risk-weighted assets	704,512	12.9	245,926	4.5	355,227	6.5
Tier 1 capital to risk-weighted assets	704,512	12.9	327,902	6.0	437,203	8.0
Total capital to risk-weighted assets	772,151	14.1	437,203	8.0	546,503	10.0

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

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash and due from financial institutions	$23,021	$22,059
Investment in subsidiary bank	615,441	579,601
Other assets	13,425	14,805
Total assets	$651,887	$616,465

Liabilities and Equity
Long-term debt	$106,345	$106,102
Other liabilities	7,157	6,548
Total liabilities	113,502	112,650

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at December 31, 2024 and 2023	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,065,570 and 27,045,033 shares at December 31, 2024 and 2023, respectively	404,494	405,439
Additional paid-in capital	105,054	102,982
Retained earnings	143,259	117,990
Accumulated other comprehensive loss	(114,422)	(122,596)
Total equity	538,385	503,815

Total liabilities and equity	$651,887	$616,465

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Dividends from subsidiary bank	$38,183	$42,540	$47,427
Interest income:
Interest income from subsidiary bank	3	3	3
Other income	224	122	64
Total income	38,410	42,665	47,494

Expense:
Interest expense on long-term debt	6,883	6,762	4,930
Other expenses	10,221	3,250	2,317
Total expenses	17,104	10,012	7,247

Income before income taxes and equity in undistributed income of subsidiaries	21,306	32,653	40,247
Income tax benefit	(4,440)	(2,620)	(1,917)
Income before equity in undistributed income of subsidiaries	25,746	35,273	42,164

Equity in undistributed income of subsidiary bank	27,666	23,396	31,764
Net income	$53,412	$58,669	$73,928

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$53,412	$58,669	$73,928
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	155	32	(26)
Equity in undistributed income of subsidiary bank	(27,666)	(23,396)	(31,764)
Share-based compensation expense	2,072	1,636	3,273
Net change in other assets and liabilities	1,897	(1,543)	(20)
Net cash provided by operating activities	29,870	35,398	45,391

Cash flows from investing activities:
Distributions from unconsolidated entities	—	495	—
Contributions to unconsolidated entities	180	—	—
Net cash provided by investing activities	180	495	—

Cash flows from financing activities:
Net proceeds from issuance of common stock and stock option exercises	—	—	679
Repurchases of common stock	(945)	(2,632)	(20,740)
Cash dividends paid on common stock	(28,143)	(28,117)	(28,505)
Net cash used in financing activities	(29,088)	(30,749)	(48,566)

Net increase (decrease) in cash and cash equivalents	962	5,144	(3,175)

Cash and cash equivalents at beginning of year	22,059	16,915	20,090
Cash and cash equivalents at end of year	$23,021	$22,059	$16,915

24. SUBSEQUENT EVENTS

On January 10, 2025, the Bank received final approval from the Federal Reserve to become a member of the Federal Reserve System (the “Fed Membership”). As a FRB member bank, the Bank is required to subscribe to Federal Reserve capital stock in an amount equivalent to six percent (6%) of its capital and surplus. Although the par value of such stock is $100 per share, banks pay only $50 per share at the time of purchase with the understanding that the other half of the subscription amount is subject to call at any time. On January 24, 2025, the Bank purchased 371,359 shares of Federal Reserve Bank Stock for an aggregate purchase price of $18.6 million and the Fed Membership became effective on that date. Accordingly, effective January 24, 2025, the Bank’s primary federal supervisor is the Board of Governors of the Federal Reserve System, acting through authority delegated to the Federal Reserve Bank of San Francisco.

In January 2025, the Board of Directors authorized the repurchase of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2024 Repurchase Plan.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2024 in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders ("2025 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

The following table provides information as of December 31, 2024 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2) (3)	(b) Weighted- average exercise price of outstanding options, warrants and rights (4)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plan(s) approved by security holders (1)	284,151	$—	950,328
Equity compensation plan(s) not approved by security holders	—	—	—
Total	284,151	—	950,328

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

(4) Represents the weighted average exercise price of outstanding stock options; excludes RSUs and PSUs. No stock options were outstanding at December 31, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2025 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as amended and restated through September 21, 2023 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (3)

4.2	Form of Registrant's Common Stock Certificate (4)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	The Registrant's 2023 Annual Executive Incentive Plan (†) (5)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (†) (6)

10.3	The Registrant’s 2013 Stock Compensation Plan (†) (7)

10.4	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.5	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (9)

10.6	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (†) (10)

10.7	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (11)

10.8	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (12)

10.9	The Registrant’s 2023 Stock Compensation Plan (†) (13)

10.10	Form of Stock Option Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (14)

10.11	Form of Key Employee Restricted Stock Unit Agreement for the Registrant's 2023 Stock Compensation Plan (†) (15)

10.12	Form of Notice of Restricted Stock Unit Grant for the Registrant's 2023 Stock Compensation Plan (†) (16)

10.13	Form of Key Employee Performance-Based Restricted Stock Unit Grant for the Registrant's 2023 Stock Compensation Plan (†) (17)

10.14	Form of Notice of Performance-Based Restricted Stock Unit Award Grant for the Registrant's 2023 Stock Compensation Plan (†) (18)

14.1	The Registrant's Code of Conduct & Ethics (19)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (20)

19.1	Insider Trading Policies and Procedures (*)

21	Subsidiaries of the Registrant (*)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe) (*)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

97.1	Compensation Recovery Policy (21)

Exhibit Number	Description

101.INS	XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Denotes management contract or compensation plan or arrangement.

All of the references to Form 8-K, Form 10-K, Form 10-Q, and Form DEF 14A identified in the exhibit index have Securities and Exchange Commission file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2023.
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.
(4)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.
(6)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.
(7)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.
(8)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(9)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(10)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(11)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(12)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(13)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(14)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(15)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(16)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(17)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(18)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(19)	Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
(20)	Incorporated herein by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
(21)	Incorporated herein by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2024.

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

Dated:	February 26, 2025
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

/s/ Arnold D. Martines
Arnold D. Martines
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold D. Martines	Chairman, President and Chief Executive Officer	February 26, 2025
Arnold D. Martines	(Principal Executive Officer)

/s/ David S. Morimoto	Senior Executive Vice President and Chief Financial Officer	February 26, 2025
David S. Morimoto	(Principal Financial and Accounting Officer)

/s/ Earl E. Fry	Director	February 26, 2025
Earl E. Fry

/s/ Jason R. Fujimoto	Director	February 26, 2025
Jason R. Fujimoto

/s/ Jonathan B. Kindred	Director	February 26, 2025
Jonathan B. Kindred

/s/ Paul J. Kosasa	Director	February 26, 2025
Paul J. Kosasa

/s/ Christopher T. Lutes	Director	February 26, 2025
Christopher T. Lutes

/s/ A. Catherine Ngo	Director	February 26, 2025
A. Catherine Ngo

/s/ Robert K.W.H. Nobriga	Director	February 26, 2025
Robert K.W.H. Nobriga

/s/ Saedene K. Ota	Director	February 26, 2025
Saedene K. Ota

/s/ Crystal K. Rose	Director	February 26, 2025
Crystal K. Rose

/s/ Paul K. Yonamine	Director	February 26, 2025
Paul K. Yonamine