Form 10-Q
period 2025-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2025-04-30
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 18, 2025 was 26,975,928 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and due from financial institutions	$106,670	$77,774
Interest-bearing deposits in other financial institutions	170,226	303,167
Investment securities:
Debt securities available-for-sale, at fair value	780,379	737,658
Debt securities held-to-maturity, at amortized cost; fair value of: $511,717 as of March 31, 2025 and $506,681 as of December 31, 2024	589,688	596,930
Total investment securities	1,370,067	1,334,588
Loans held for sale	2,788	5,662
Loans	5,334,547	5,332,852
Less: allowance for credit losses	(60,469)	(59,182)
Loans, net of allowance for credit losses	5,274,078	5,273,670
Premises and equipment, net	103,490	104,342
Accrued interest receivable	24,743	23,378
Investment in unconsolidated entities	50,885	52,417
Mortgage servicing rights, net	8,418	8,473
Bank-owned life insurance	176,846	176,216
Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank ("FRB") stock	24,163	6,929
Right-of-use lease assets	29,829	30,824
Other assets	63,036	74,656
Total assets	$7,405,239	$7,472,096
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,854,241	$1,888,937
Interest-bearing demand	1,368,519	1,338,719
Savings and money market	2,316,416	2,329,170
Time	1,056,872	1,087,185
Total deposits	6,596,048	6,644,011
Long-term debt, net of unamortized debt issuance costs of $142 as of March 31, 2025 and $202 as of December 31, 2024	131,405	156,345
Lease liabilities	31,057	32,025
Accrued interest payable	8,757	10,051
Other liabilities	80,596	91,279
Total liabilities	6,847,863	6,933,711
Contingent liabilities and other commitments (see Note 16)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of March 31, 2025 and December 31, 2024	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 27,061,589 as of March 31, 2025 and 27,065,570 as of December 31, 2024	402,400	404,494
Additional paid-in capital	104,849	105,054
Retained earnings	153,692	143,259
Accumulated other comprehensive loss	(103,565)	(114,422)
Total equity	557,376	538,385
Total liabilities and equity	$7,405,239	$7,472,096

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Interest income:
Interest and fees on loans	$64,119	$62,819
Interest and dividends on investment securities:
Taxable investment securities	9,801	7,211
Tax-exempt investment securities	708	655
Interest on deposits in other financial institutions	2,254	3,611
Dividend income on FHLB and FRB stock	324	106
Total interest income	77,206	74,402
Interest expense:
Interest on deposits:
Demand	452	499
Savings and money market	8,862	8,443
Time	8,107	12,990
Interest on long-term debt	2,086	2,283
Total interest expense	19,507	24,215
Net interest income	57,699	50,187
Provision for credit losses	4,172	3,936
Net interest income after provision for credit losses	53,527	46,251
Other operating income:
Mortgage banking income	597	613
Service charges on deposit accounts	2,147	2,103
Other service charges and fees	5,766	5,261
Income from fiduciary activities	1,624	1,435
Income from bank-owned life insurance	497	1,522
Other	465	310
Total other operating income	11,096	11,244
Other operating expense:
Salaries and employee benefits	21,819	20,735
Net occupancy	4,392	4,600
Computer software	4,714	4,287
Legal and professional services	2,798	2,320
Equipment	1,082	1,010
Advertising	887	914
Communication	1,033	837
Other	5,347	5,873
Total other operating expense	42,072	40,576
Income before income taxes	22,551	16,919
Income tax expense	4,791	3,974
Net income	$17,760	$12,945
Per common share data:
Basic earnings per share	$0.66	$0.48
Diluted earnings per share	$0.65	$0.48
Basic weighted average shares outstanding	27,087,154	27,046,525
Diluted weighted average shares outstanding	27,213,406	27,099,101

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$17,760	$12,945
Other comprehensive income (loss), net of tax:
Net change in fair value of available-for-sale investment securities	11,255	(5,180)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,143	1,206
Net change in fair value of derivatives	(1,541)	2,247
Total other comprehensive income (loss), net of tax	10,857	(1,727)
Comprehensive income	$28,617	$11,218

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	17,760	—	17,760
Other comprehensive income	—	—	—	—	—	10,857	10,857
Cash dividends declared ($0.27 per share)	—	—	—	—	(7,327)	—	(7,327)
Common stock repurchased and retired and other related costs	(77,316)	—	(2,094)	—	—	—	(2,094)
Share-based compensation	73,335	—	—	(205)	—	—	(205)
Balance at March 31, 2025	27,061,589	—	402,400	104,849	153,692	(103,565)	557,376

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
	(dollars in thousands, except per share data)
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends declared ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$17,760	$12,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,172	3,936
Depreciation and amortization of premises and equipment	1,741	1,746
Loss on disposal of premises and equipment	—	3
Non-cash lease expense	28	—
Cash flows for operating leases	(1,280)	(1,257)
Amortization of mortgage servicing rights	192	178
Net (accretion of discount) amortization of premium on investment securities	(324)	561
Share-based compensation	(205)	148
Net gain on sales of residential mortgage loans	(187)	(217)
Proceeds from sales of loans held for sale	14,454	10,759
Originations of loans held for sale	(11,393)	(9,736)
Equity in (losses) earnings of unconsolidated entities	(2)	80
Net increase in cash surrender value of bank-owned life insurance	(497)	(1,522)
Deferred income tax expense	5,330	2,652
Net tax expense from share-based compensation	69	60
Net change in other assets and liabilities	(9,418)	(3,340)
Net cash provided by operating activities	20,440	16,996
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(40,823)	(32,624)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	13,902	11,606
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	8,606	8,827
Net loan payments received	26,860	33,444
Purchases of loan portfolios	(31,440)	—
Purchases of bank-owned life insurance	(133)	—
Net purchases of premises and equipment	(889)	(3,253)
Contributions to unconsolidated entities	(950)	(7,707)
Net purchases of FHLB and FRB stock	(17,234)	(128)
Net cash (used in) provided by investing activities	(42,101)	10,165
Cash flows from financing activities:
Net decrease in deposits	(47,963)	(228,738)
Repayments of long-term debt	(25,000)	—
Cash dividends paid on common stock	(7,327)	(7,033)
Repurchases of common stock and other related costs	(2,094)	(945)
Net cash used in financing activities	(82,384)	(236,716)
Net decrease in cash and cash equivalents	(104,045)	(209,555)
Cash and cash equivalents at beginning of period	380,941	522,437
Cash and cash equivalents at end of period	$276,896	$312,882

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$20,801	$26,509
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	—	3,333
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	1,552	1,638

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Allowance for Credit Losses on Loans

The allowance for credit losses ("ACL") on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans. The Company’s policy is to charge off a loan against the ACL during the period in which the loan is deemed to be uncollectible and all interest previously accrued but uncollected, is reversed against current period interest income. Subsequent receipts, if any, are credited first to the remaining principal, then to the ACL on loans as recoveries, and finally to interest income.

The ACL on loans represents management's estimate of all expected credit losses over the expected life of the Company’s loan portfolio as of a given balance sheet date. Management estimates the ACL balance using relevant information available from both internal and external sources, regarding the collectability of cash flows impacted by past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

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

The Company uses Moody’s Analytics ("Moody's"), a firm widely recognized and used for its research, analysis, and economic forecasts, for its economic forecast assumptions. The Company generally uses Moody’s most recent Baseline forecast, which is updated at least monthly with a variety of upside and downside economic scenarios and considers both national and Hawaii-specific economic indicators. In addition, the Company uses a qualitative factor for forecast imprecision to account for economic and market volatility or instability.

The ACL on loans is measured on a collective or pool basis when similar risk characteristics exist. The following is a description and the risk characteristics of each segment:

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

Purchased consumer loans

Purchased consumer loans consist of automobile and unsecured consumer loans. Credit risk for purchased consumer loans is managed on a pooled basis. The predominant risk characteristics of this segment include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

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

Remaining Life or Weighted Average Remaining Maturity

Under the remaining life or WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over this remaining life. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.

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

Impact of Recently Issued Accounting Pronouncements on Future Filings

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories in the rate reconciliation, as well as additional qualitative information about the reconciliation, and additional disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis. The Company adopted the amendments of ASU 2023-09 effective January 1, 2025, which did not have a material impact on its consolidated financial statements. The Company will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

2. INVESTMENT SECURITIES

The amortized cost, gross unrecognized/unrealized gains and losses, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities as of March 31, 2025 and December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$146,693	$3	$(28,067)	$118,629	$—
U.S. Treasury and other government-sponsored entities and agencies	104,874	625	(1,712)	103,787	—
Collateralized loan obligations	31,237	—	(248)	30,989	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	480,238	1,138	(49,325)	432,051	—
Residential - Non-government agencies	17,324	172	(894)	16,602	—
Commercial - U.S. government-sponsored entities and agencies	80,883	207	(12,726)	68,364	—
Commercial - Non-government agencies	9,958	—	(1)	9,957	—
Total available-for-sale investment securities	$871,207	$2,145	$(92,973)	$780,379	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$42,011	$—	$(9,042)	$32,969	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	547,677	79	(69,008)	478,748	—
Total held-to-maturity investment securities	$589,688	$79	$(78,050)	$511,717	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$147,014	$2	$(30,183)	$116,833	$—
U.S. Treasury and other government-sponsored entities and agencies	83,861	81	(2,742)	81,200	—
Collateralized loan obligations	31,254	—	(114)	31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	472,476	42	(58,047)	414,471	—
Residential - Non-government agencies	17,836	151	(1,061)	16,926	—
Commercial - U.S. government-sponsored entities and agencies	81,400	76	(14,315)	67,161	—
Commercial - Non-government agencies	9,933	—	(6)	9,927	—
Total available-for-sale investment securities	$843,774	$352	$(106,468)	$737,658	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$42,016	$—	$(8,884)	$33,132	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	554,914	—	(81,365)	473,549	—
Total held-to-maturity investment securities	$596,930	$—	$(90,249)	$506,681	$—

The Company did not transfer any investment securities that were classified as AFS to HTM during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recorded a total of $1.6 million in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM. During the three months ended March 31, 2024, the Company recorded a total of $1.6 million in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM.

The Company elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets.

Accrued interest receivable on investment securities totaled $4.8 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively.

The amortized cost, estimated fair value and weighted average yield of our AFS and HTM debt securities as of March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-sale:
Debt securities:
Due in one year or less	$4,353	$4,348	5.75%
Due after one year through five years	38,754	38,592	4.06
Due after five years through ten years	65,568	63,748	3.80
Due after ten years	142,892	115,728	2.88
Collateralized loan obligations	31,237	30,989	5.79
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	480,238	432,051	3.00
Residential - Non-government agencies	17,324	16,602	4.85
Commercial - U.S. government-sponsored entities and agencies	80,883	68,364	2.72
Commercial - Non-government agencies	9,958	9,957	4.29
Total available-for-sale securities	$871,207	$780,379	3.26%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Held-to-maturity:
Debt securities:
Due after ten years	$42,011	$32,969	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	547,677	478,748	1.91
Total held-to-maturity securities	$589,688	$511,717	1.93%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The Company did not sell any investment securities during the three months ended March 31, 2025 and 2024.

Investment securities with carrying values totaling $772.3 million and $756.0 million as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of March 31, 2025 and December 31, 2024.

The following tables summarize AFS and HTM investment securities, which were in a loss position as of the dates presented, aggregated by major security type and length of time in a continuous loss position. There were a total of 197 and 218 AFS investment securities which were in an unrealized loss position, without an ACL, as of March 31, 2025 and December 31, 2024, respectively. There were a total of 83 HTM investment securities which were in an unrecognized loss position, without an ACL, as of March 31, 2025 and December 31, 2024.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$755	$(15)	$111,453	$(28,052)	$112,208	$(28,067)
U.S. Treasury and other government-sponsored entities and agencies	6,276	(19)	12,618	(1,693)	18,894	(1,712)
Collateralized loan obligations	30,989	(248)	—	—	30,989	(248)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	55,046	(702)	260,478	(48,623)	315,524	(49,325)
Residential - Non-government agencies	5,019	(46)	7,566	(848)	12,585	(894)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,312	(12,726)	49,312	(12,726)
Commercial - Non-government agencies	9,957	(1)	—	—	9,957	(1)
Total	$108,042	$(1,031)	$441,427	$(91,942)	$549,469	$(92,973)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$32,969	$(9,042)	$32,969	$(9,042)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	471,459	(69,008)	471,459	(69,008)
Total	$—	$—	$504,428	$(78,050)	$504,428	$(78,050)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$4,967	$(85)	$107,267	$(30,098)	$112,234	$(30,183)
U.S. Treasury and other government-sponsored entities and agencies	56,139	(803)	12,971	(1,939)	69,110	(2,742)
Collateralized loan obligations	31,140	(114)	—	—	31,140	(114)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	135,224	(2,254)	260,575	(55,793)	395,799	(58,047)
Residential - Non-government agencies	5,270	(100)	7,606	(961)	12,876	(1,061)
Commercial - U.S. government-sponsored entities and agencies	12,469	(90)	48,304	(14,225)	60,773	(14,315)
Commercial - Non-government agencies	9,927	(6)	—	—	9,927	(6)
Total	$255,136	$(3,452)	$436,723	$(103,016)	$691,859	$(106,468)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,132	$(8,884)	$33,132	$(8,884)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	7,470	(19)	466,079	(81,346)	473,549	(81,365)
Total	$7,470	$(19)	$499,211	$(90,230)	$506,681	$(90,249)

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

The Company has evaluated its AFS and HTM investment securities that are in an unrecognized or unrealized loss position and has determined that the unrecognized or unrealized losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in an unrecognized or unrealized loss position continue to be rated investment grade by one or more major rating agencies. The Company does not intend to sell the AFS and HTM securities that were in an unrecognized or unrealized loss position as of March 31, 2025 and December 31, 2024, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity. Therefore, the Company has not recorded an ACL on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$634,620	$606,936
Real estate:
Construction	160,092	145,211
Residential mortgage	1,870,239	1,892,520
Home equity	655,237	676,982
Commercial mortgage	1,552,439	1,500,680
Consumer	461,920	510,523
Loans, net of deferred fees and costs	$5,334,547	$5,332,852

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $17.9 million and $17.5 million as of March 31, 2025 and December 31, 2024, respectively, and was reported together with accrued interest receivable on investment securities and other assets on the consolidated balance sheets. Accrued interest receivable on loans is excluded from the estimate of credit losses.

During the three months ended March 31, 2025, the Company identified and reclassified $58.3 million in consumer loans to the commercial and industrial loan category as the loans' structure and characteristics more closely aligned with loans in the commercial and industrial category.

The Company did not transfer any other loans to the held for sale category during the three months ended March 31, 2025 and 2024 and did not sell any loans originally held for investment during the three months ended March 31, 2025 and 2024.

The following tables present the loan purchase information at the time of purchase by class during the periods presented. None of these loan purchases were categorized as purchased credit deteriorated ("PCD") and there were no loans categorized as PCD during the periods presented. There were no loan purchases made during the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
(dollars in thousands)	U.S. Mainland Consumer - Unsecured	U.S. Mainland Consumer - Automobile	Total
Purchases:
Outstanding balance	$—	$31,440	$31,440
Premium	—	236	236
Purchase price	$—	$31,676	$31,676

Foreclosure Proceedings

The Company did not own any foreclosed properties as of March 31, 2025 and December 31, 2024. The Company did not sell any foreclosed properties during the three months ended March 31, 2025 and 2024.

The Company had $2.6 million and $3.9 million of residential mortgage loans collateralized by residential real estate properties that were in the process of foreclosure as of March 31, 2025 and December 31, 2024, respectively.

The Company did not have any commercial real estate loans in the process of foreclosure as of March 31, 2025 and December 31, 2024.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
March 31, 2025
Commercial and industrial	$2,722	$80	$—	$531	$3,333	$631,287	$634,620	$—
Real estate:
Construction	—	—	—	—	—	160,092	160,092	—
Residential mortgage	7,335	6,163	—	9,199	22,697	1,847,542	1,870,239	9,199
Home equity	749	676	87	746	2,258	652,979	655,237	746
Commercial mortgage	—	556	—	—	556	1,551,883	1,552,439	—
Consumer	3,599	997	670	609	5,875	456,045	461,920	—
Total	$14,405	$8,472	$757	$11,085	$34,719	$5,299,828	$5,334,547	$9,945

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2024
Commercial and industrial	$2,978	$210	$—	$414	$3,602	$603,334	$606,936	$—
Real estate:
Construction	—	—	—	—	—	145,211	145,211	—
Residential mortgage	8,880	3,316	323	9,044	21,563	1,870,957	1,892,520	9,044
Home equity	943	485	78	952	2,458	674,524	676,982	952
Commercial mortgage	—	—	—	—	—	1,500,680	1,500,680	—
Consumer	5,255	1,444	373	608	7,680	502,843	510,523	—
Total	$18,056	$5,455	$774	$11,018	$35,303	$5,297,549	$5,332,852	$9,996

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

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
March 31, 2025
Real estate:
Residential mortgage	$9,199	$—
Home equity	746	—
Total	$9,945	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Secured by Nonfarm Nonresidential Properties	Total	Allocated ACL
December 31, 2024
Real estate:
Residential mortgage	$9,044	$—	$9,044	$—
Home equity	952	—	952	—
Total	$9,996	$—	$9,996	$—

Loan Modifications for Borrowers Experiencing Financial Difficulty

Since the adoption of ASU 2022-02 on January 1, 2023 and during the three months ended March 31, 2025, the Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty.

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

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
March 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$16,247	$191,912	$47,166	$65,690	$54,737	$151,939	$100,222	$627,913
Special Mention	—	—	561	—	1,449	100	—	2,110
Substandard	—	3,428	50	720	41	258	100	4,597
Subtotal	16,247	195,340	47,777	66,410	56,227	152,297	100,322	634,620
Construction:
Risk Rating
Pass	—	12,926	43,513	38,253	19,147	46,253	—	160,092
Subtotal	—	12,926	43,513	38,253	19,147	46,253	—	160,092
Residential mortgage:
Risk Rating
Pass	7,667	83,254	88,003	257,730	583,222	840,276	—	1,860,152
Substandard	—	—	259	1,599	281	7,948	—	10,087
Subtotal	7,667	83,254	88,262	259,329	583,503	848,224	—	1,870,239
Home equity:
Risk Rating
Pass	61	1,044	11,689	29,036	17,332	32,827	562,415	654,404
Substandard	—	—	—	—	—	583	250	833
Subtotal	61	1,044	11,689	29,036	17,332	33,410	562,665	655,237
Commercial mortgage:
Risk Rating
Pass	58,254	190,823	95,093	216,794	219,492	740,588	6,471	1,527,515
Special Mention	—	—	620	—	2,483	1,764	—	4,867
Substandard	—	—	—	12,671	—	7,386	—	20,057
Subtotal	58,254	190,823	95,713	229,465	221,975	749,738	6,471	1,552,439
Consumer:
Risk Rating
Pass	22,362	67,603	65,400	156,630	83,662	30,312	34,672	460,641
Substandard	—	100	66	216	85	798	—	1,265
Loss	—	—	—	—	—	14	—	14
Subtotal	22,362	67,703	65,466	156,846	83,747	31,124	34,672	461,920
Total	$104,591	$551,090	$352,420	$779,339	$981,931	$1,861,046	$704,130	$5,334,547

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$167,816	$58,905	$69,576	$57,354	$21,827	$142,546	$81,876	$599,900
Special Mention	—	—	—	2,539	—	—	—	2,539
Substandard	3,372	110	922	11	—	82	—	4,497
Subtotal	171,188	59,015	70,498	59,904	21,827	142,628	81,876	606,936
Construction:
Risk Rating
Pass	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Subtotal	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Residential mortgage:
Risk Rating
Pass	85,844	89,118	259,516	589,118	393,633	465,032	—	1,882,261
Substandard	—	—	1,599	616	1,855	6,189	—	10,259
Subtotal	85,844	89,118	261,115	589,734	395,488	471,221	—	1,892,520
Home equity:
Risk Rating
Pass	1,060	11,787	28,687	18,277	8,406	25,235	582,499	675,951
Substandard	—	—	—	—	—	1,031	—	1,031
Subtotal	1,060	11,787	28,687	18,277	8,406	26,266	582,499	676,982
Commercial mortgage:
Risk Rating
Pass	180,391	95,323	235,344	223,724	111,399	635,255	5,731	1,487,167
Special Mention	—	621	—	2,506	—	2,930	—	6,057
Substandard	—	—	—	—	—	7,456	—	7,456
Subtotal	180,391	95,944	235,344	226,230	111,399	645,641	5,731	1,500,680
Consumer:
Risk Rating
Pass	95,971	60,771	173,097	92,976	20,838	14,466	51,422	509,541
Substandard	21	90	162	144	27	478	60	982
Subtotal	95,992	60,861	173,259	93,120	20,865	14,944	51,482	510,523
Total	$544,616	$350,371	$804,301	$1,006,482	$569,739	$1,335,637	$721,706	$5,332,852

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$—	$34	$93	$147	$82	$224	$580
Consumer	—	212	192	1,605	633	335	2,977
Gross charge-offs	$—	$246	$285	$1,752	$715	$559	$3,557

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$—	$9	$171	$78	$13	$411	$682
Consumer	—	182	2,743	1,216	165	532	4,838
Gross charge-offs	$—	$191	$2,914	$1,294	$178	$943	$5,520

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL on loans during the periods presented:

(dollars in thousands)		Real Estate
Three Months Ended March 31, 2025	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	719	(34)	659	(530)	641	2,450	3,905
Subtotal	7,832	2,282	15,926	1,805	19,523	15,719	63,087
Charge-offs	(580)	—	—	—	—	(2,977)	(3,557)
Recoveries	171	—	10	3	—	755	939
Net (charge-offs) recoveries	(409)	—	10	3	—	(2,222)	(2,618)
Ending balance	$7,423	$2,282	$15,936	$1,808	$19,523	$13,497	$60,469

(dollars in thousands)		Real Estate
Three Months Ended March 31, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	419	(385)	1,392	226	(539)	3,008	4,121
Subtotal	7,600	3,619	16,018	3,727	17,004	20,087	68,055
Charge-offs	(682)	—	—	—	—	(4,838)	(5,520)
Recoveries	90	—	8	6	—	893	997
Net (charge-offs) recoveries	(592)	—	8	6	—	(3,945)	(4,523)
Ending balance	$7,008	$3,619	$16,026	$3,733	$17,004	$16,142	$63,532

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities, during the periods presented. The provision (credit) for off-balance sheet credit exposures is included in the provision for credit losses on the Company's income statement during the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Beginning balance	$2,570	$3,706
Provision (credit) for off-balance sheet credit exposures	267	(185)
Ending balance	$2,837	$3,521

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Investments in low-income housing tax credit partnerships, net of amortization	$47,196	$48,730
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	92	90
Other	2,050	2,050
Total	$50,885	$52,417

The Company had commitments to fund low-income housing tax credit ("LIHTC") partnerships totaling $63.5 million and $63.5 million as of March 31, 2025 and December 31, 2024, respectively. Unfunded commitments related to LIHTC partnerships totaled $18.5 million and $19.1 million as of March 31, 2025 and December 31, 2024, respectively, and were included in other liabilities in the Company's consolidated balance sheets. The investments were accounted for under the proportional amortization method and were included in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of March 31, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2025 (remainder)	$10,528	$703	$11,231
2026	7,564	—	7,564
2027	36	—	36
2028	30	—	30
2029	37	—	37
2030	30	—	30
Thereafter	305	—	305
Total unfunded commitments	$18,530	$703	$19,233

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,534	$686
Tax credits recognized in income tax expense	1,794	800

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The Company had $0.7 million and $0.8 million in unfunded commitments related to the investment as of March 31, 2025 and December 31, 2024, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor, which totaled $1.17 billion and $1.18 billion as of March 31, 2025 and December 31, 2024, respectively.

(dollars in thousands)	March 31, 2025	December 31, 2024
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$716,119	$720,070
Federal Home Loan Mortgage Corporation	450,291	457,228
Federal Home Loan Bank	371	444
Total loans serviced for others	$1,166,781	$1,177,742

The following table presents changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at December 31, 2024	$8,473
Additions	137
Amortization	(192)
Balance at March 31, 2025	$8,418

Balance at December 31, 2023	$8,696
Additions	81
Amortization	(178)
Balance at March 31, 2024	$8,599

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Fair market value, beginning of year	$12,387	$12,185
Fair market value, end of period	12,079	12,387
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.3	10.2

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR as of March 31, 2025.

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

The Company was not party to any interest rate lock commitments on mortgage loans as of March 31, 2025. The Company was party to interest rate lock commitments on $0.5 million of mortgage loans as of December 31, 2024. The Company was party to forward sale commitments on mortgage loans of $2.4 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company was party to RPAs with total notional amounts of $35.0 million and $35.2 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements as of March 31, 2025 and December 31, 2024.

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a highly rated third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and recorded at fair value in other assets or other liabilities on the Company's consolidated balance sheet, with changes in fair value recorded in current period earnings.

The Company has entered into swap agreements with its borrowers with total notional amounts of $61.9 million and $50.2 million as of March 31, 2025 and December 31, 2024, respectively, offset by swap agreements with third-party financial institutions with the same total notional amounts. The Company received $11.6 million and $12.9 million in counter-party cash collateral related to the back-to-back swap agreements as of March 31, 2025 and December 31, 2024, respectively.

Interest Rate Swap

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

The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item. As of March 31, 2025, the hedge was determined to be effective and the Company expects the hedge to remain effective during the remaining term.

During the three months ended March 31, 2025 and 2024, the Company recorded a gain of $0.7 million and a loss of $0.1 million on the interest rate swap, respectively, in interest income on taxable investment securities on the Company's consolidated statements of income.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate lock and forward sale commitments	Other assets / other liabilities	$2	$46	$1	$4
Back-to-back swap agreements	Other assets / other liabilities	3,604	3,840	3,604	3,840

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate swap	Other assets / other liabilities	$6,353	$8,382	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(42)
Loans held for sale	Other income	75
Back-to-back swap agreements	Other service charges and fees	176

Three Months Ended March 31, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	35
Back-to-back swap agreements	Other service charges and fees	80

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2025
Interest rate swap	Interest income	$718

Three Months Ended March 31, 2024
Interest rate swap	Interest income	(108)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	March 31, 2025	December 31, 2024
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$90,482	$88,777
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(6,712)	(8,805)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines, junior subordinated debentures and subordinated notes as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$50,000
Subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs	54,858	54,798
Total	$131,405	$156,345

At March 31, 2025, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$—
2026	—
2027	—
2028	25,000
2029	—
2030	55,000
Thereafter	51,547
Total	$131,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.76 billion line of credit as of March 31, 2025, compared to $1.76 billion as of December 31, 2024. As of March 31, 2025, $1.66 billion was undrawn under this arrangement, compared to $1.63 billion as of December 31, 2024. There were no short-term borrowings outstanding under this arrangement as of March 31, 2025 and December 31, 2024. There was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02% as of March 31, 2025. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% as of December 31, 2024.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. Standby letters of credit under this arrangement that are used to collateralize certain government deposits totaled $83.6 million as of March 31, 2025, compared to $83.6 million as of December 31, 2024. The letters of credit are counted against the total line of credit, the same as the current outstanding debt, to determine the undrawn or total available line of credit.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the FHLB advances and standby letters of credit available as of March 31, 2025 and December 31, 2024 were secured by certain real estate loans with a carrying value of approximately $3.13 billion and $3.14 billion, respectively.

The Bank had additional unused borrowings available at the Federal Reserve Discount Window of $231.7 million and $232.1 million as of March 31, 2025 and December 31, 2024, respectively. Certain commercial and commercial real estate loans with a par value totaling $125.0 million and $128.3 million as of March 31, 2025 and December 31, 2024, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a par value of $181.6 million and $184.3 million as of March 31, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank had additional unused and unsecured credit lines available totaling $75.0 million as of March 31, 2025 and December 31, 2024.

Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	March 31, 2025	December 31, 2024	Interest Rate
CPB Capital Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
CPB Statutory Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

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

The floating trust preferred securities, the junior subordinated debentures that are the assets of Trusts IV and V and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The subordinated debentures are included in Tier 1 capital, with certain limitations applicable, under regulatory guidelines and interpretations.

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	March 31, 2025	December 31, 2024	Interest Rate
October 2020 Private Placement	$55,000	$55,000	4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The subordinated notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes are callable quarterly after the first five years.

The subordinated notes are included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.9 million and $54.8 million, net of unamortized debt issuance costs of $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$242	$355	$597	$72	$541	$613
Service charges on deposit accounts	2,147	—	2,147	2,103	—	2,103
Other service charges and fees	5,147	619	5,766	4,670	591	5,261
Income from fiduciary activities	1,624	—	1,624	1,435	—	1,435
Income from bank-owned life insurance	—	497	497	—	1,522	1,522
Other	—	465	465	—	310	310
Total other operating income	$9,160	$1,936	$11,096	$8,280	$2,964	$11,244

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

The following table presents the activities of RSUs and PSUs for the three months ended March 31, 2025:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	284,151	$22.48
Changes during the period:
Granted	105,751	30.17
Forfeited	(1,763)	35.19
Vested	(98,787)	25.84	$2,933
Non-vested RSUs and PSUs, end of period	289,352	24.07

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

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $8.7 million and $8.8 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Interest cost	$114	$108
Net periodic benefit cost	$114	$108

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Lease cost:
Operating lease cost	$1,307	$1,303
Variable lease cost	619	935
Total lease cost	$1,926	$2,238

Other information:
Operating cash flows from operating leases	$(1,280)	$(1,257)
Weighted-average remaining lease term - operating leases	10.13 years	11.15 years
Weighted-average discount rate - operating leases	4.08%	4.08%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of March 31, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
Year Ending December 31,
2025 (remainder)	$3,768	$898	$2,870
2026	5,002	1,065	3,937
2027	4,199	926	3,273
2028	3,443	811	2,632
2029	3,062	710	2,352
2030	2,994	616	2,378
Thereafter	15,963	2,348	13,615
Total	$38,431	$7,374	$31,057

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Total rental income recognized	$468	$509

The following table presents estimated lease payments, based on the Company's leases as lessor as of March 31, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$1,104
2026	1,290
2027	1,171
2028	717
2029	641
2030	533
Thereafter	783
Total	$6,239

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$15,287	$4,032	$11,255
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,552	409	1,143
Net change in fair value of investment securities	16,839	4,441	12,398

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(2,093)	(552)	(1,541)
Net change in fair value of derivatives	(2,093)	(552)	(1,541)

Other comprehensive income	$14,746	$3,889	$10,857

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(7,035)	$(1,855)	$(5,180)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,638	432	1,206
Net change in fair value of investment securities	(5,397)	(1,423)	(3,974)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	3,053	806	2,247
Net change in fair value of derivatives	3,053	806	2,247

Other comprehensive loss	$(2,344)	$(617)	$(1,727)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	11,255	(1,541)	—	9,714
Reclassification adjustments from AOCI	1,143	—	—	1,143
Total other comprehensive income (loss)	12,398	(1,541)	—	10,857

Balance at end of period	$(109,093)	$4,953	$575	$(103,565)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive income (loss) before reclassifications	(5,180)	2,247	—	(2,933)
Reclassification adjustments from AOCI	1,206	—	—	1,206
Total other comprehensive income (loss)	(3,974)	2,247	—	(1,727)

Balance at end of period	$(131,896)	$7,276	$297	$(124,323)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended March 31,
Details about AOCI Components	2025	2024
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,552	$1,638	Interest and dividends on investment securities
Tax effect	(409)	(432)	Income tax benefit
Net of tax	1,143	1,206

Total reclassification adjustments from AOCI for the period, net of tax	$1,143	$1,206

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Net income	$17,760	$12,945

Weighted average common shares outstanding - basic	27,087,154	27,046,525
Dilutive effect of employee stock options and awards	126,252	52,576
Weighted average common shares outstanding - diluted	27,213,406	27,099,101

Basic earnings per share	$0.66	$0.48
Diluted earnings per share	$0.65	$0.48

Anti-dilutive employee stock options and awards	2,415	1,443

15. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are deemed to approximate fair values. Such instruments are considered readily convertible to cash and include cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable, the majority of short-term FHLB advances and other short-term borrowings, and accrued interest payable.

Investment Securities

The fair value of investment securities is based on market price quotations received from third-party pricing services. The third-party pricing services utilize pricing models supported with timely market data information. Where quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The weighted average discount rate used in the valuation of loans was 6.69% and 7.07% as of March 31, 2025 and December 31, 2024, respectively. In accordance with ASU 2016-01, the fair values of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.44% and 4.50% as of March 31, 2025 and December 31, 2024, respectively.

Long-Term Debt

The fair values of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 7.13% and 6.68% as of March 31, 2025 and December 31, 2024, respectively.

Derivatives

The fair values of derivative financial instruments are based upon current market values, if available. If there are no relevant comparable values, fair values are based on pricing models using current assumptions for forward sale commitments, interest rate lock commitments, risk participation agreements, back-to-back swap agreements, and interest rate swaps.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of future business and the value of assets and liabilities that are not considered financial instruments. For example, significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and premises and equipment.

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Financial assets:
Cash and due from financial institutions	$106,670	$106,670	$106,670	$—	$—
Interest-bearing deposits in other financial institutions	170,226	170,226	170,226	—	—
Investment securities	1,370,067	1,292,096	60,718	1,224,534	6,844
Loans held for sale	2,788	2,788	—	2,788	—
Loans	5,334,547	4,974,386	—	—	4,974,386
Accrued interest receivable	24,743	24,743	873	4,544	19,326

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,854,241	1,854,241	1,854,241	—	—
Interest-bearing demand and savings and money market	3,684,935	3,684,935	3,684,935	—	—
Time	1,056,872	1,049,635	—	—	1,049,635
Long-term debt	131,405	126,098	—	—	126,098
Accrued interest payable	8,757	8,757	107	—	8,650

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Off-balance sheet financial instruments:
Commitments to extend credit	$1,257,406	$—	$1,179	$—	$1,179	$—
Standby letters of credit and financial guarantees written	2,714	—	41	—	41	—

Derivatives:
Forward sale commitments	2,370	1	1	—	1	—
Risk participation agreements	34,969	—	—	—	—	—
Back-to-back swap agreements:
Assets	61,909	3,604	3,604	—	—	3,604
Liabilities	(61,909)	(3,604)	(3,604)	—	—	(3,604)
Interest rate swap agreements	115,545	6,353	6,353	—	6,353	—

			Fair Value Measurement Using
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets:
Cash and due from financial institutions	$77,774	$77,774	$77,774	$—	$—
Interest-bearing deposits in other financial institutions	303,167	303,167	303,167	—	—
Investment securities	1,334,588	1,244,339	59,498	1,177,994	6,847
Loans held for sale	5,662	5,662	—	5,662	—
Loans	5,332,852	4,916,765	—	—	4,916,765
Accrued interest receivable	23,378	23,378	462	4,607	18,309

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,888,937	1,888,937	1,888,937	—	—
Interest-bearing demand and savings and money market	3,667,889	3,667,889	3,667,889	—	—
Time	1,087,185	1,079,275	—	—	1,079,275
Long-term debt	156,345	153,760	—	—	153,760
Accrued interest payable	10,051	10,051	113	—	9,938

				Fair Value Measurement Using
(dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,219,537	$—	$1,167	$—	$1,167	$—
Standby letters of credit and financial guarantees written	2,702	—	41	—	41	—

Derivatives:
Interest rate lock commitments	469	(4)	(4)	—	(4)	—
Forward sale commitments	4,909	46	46	—	46	—
Risk participation agreements	35,183	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,202	3,840	3,840	—	—	3,840
Liabilities	(50,202)	(3,840)	(3,840)	—	—	(3,840)
Interest rate swap agreements	115,545	8,382	8,382	—	8,382	—

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

During the year ended December 31, 2024, the Company transferred an interest rate swap from Level 3 to Level 2 of the fair value hierarchy. The transfer was due to a change in the methodology used. There were no transfers of financial assets and liabilities into and out of Level 3 of the fair value hierarchy during the three months ended March 31, 2025.

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Available-for-sale securities:
Debt securities:
States and political subdivisions	$118,629	$—	$112,467	$6,162
U.S. Treasury and other government-sponsored entities and agencies	103,787	60,718	43,069	—
Collateralized loan obligations	30,989	—	30,989	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	432,051	—	432,051	—
Residential - Non-government agencies	16,602	—	15,920	682
Commercial - U.S. government-sponsored entities and agencies	68,364	—	68,364	—
Commercial - Non-government agencies	9,957	—	9,957	—
Total available-for-sale investment securities	780,379	60,718	712,817	6,844

Derivatives:
Forward sale commitments	1	—	1	—
Interest rate swap agreements	6,353	—	6,353	—
Total derivatives	6,354	—	6,354	—
Total	$786,733	$60,718	$719,171	$6,844

		Fair Value at Reporting Date Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale securities:
Debt securities:
States and political subdivisions	$116,833	$—	$110,668	$6,165
U.S. Treasury and other government-sponsored entities and agencies	81,200	59,498	21,702	—
Collateralized loan obligations	31,140	—	31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	414,471	—	414,471	—
Residential - Non-government agencies	16,926	—	16,244	682
Commercial - U.S. government-sponsored entities and agencies	67,161	—	67,161	—
Commercial - Non-government agencies	9,927	—	9,927	—
Total available-for-sale investment securities	737,658	59,498	671,313	6,847

Derivatives:
Interest rate lock commitments	(4)	—	(4)	—
Forward sale commitments	46	—	46	—
Interest rate swap agreements	8,382	—	8,382	—
Total derivatives	8,424	—	8,424	—
Total	$746,082	$59,498	$679,737	$6,847

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2024	$6,165	$682	$—	$6,847
Principal payments received	(51)	(6)	—	(57)
Unrealized net gain (loss) included in other comprehensive income	48	6	—	54
Balance at March 31, 2025	$6,162	$682	$—	$6,844

Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(58)	(6)	—	(64)
Unrealized net gain (loss) included in other comprehensive income	(55)	(4)	2,935	2,876
Balance at March 31, 2024	$6,323	$704	$9,375	$16,402

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.8 million and $6.8 million as of March 31, 2025 and December 31, 2024, respectively.

The weighted-average discount rate was used as the significant unobservable input in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 6.03% and 6.22% as of March 31, 2025 and December 31, 2024, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

The significant unobservable input used in the fair value measurement of the Company's interest rate swap is the weighted-average discount rate. The weighted average discount rate utilized was 3.70% and 4.02% as of March 31, 2025 and December 31, 2024, respectively.

There were no financial assets or liabilities measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

16. SEGMENT INFORMATION

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

The accounting policies of the segment is consistent with those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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
•the impact of the current U.S. administration's recent economic policies, including potential international tariffs, and other cost-cutting initiatives;
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
•the adverse effects of bank failures and the potential impact of such developments on customer confidence, deposit behavior, liquidity and regulatory responses thereto;
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
•the effects of and changes in trade, tariff, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve");
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
•our ability to successfully implement our initiatives to lower our efficiency;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation and benefit plans;
•the impact of potential future Banking-as-a-Service ("BaaS") initiatives; and
•our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K for the current fiscal quarter and the last fiscal year, respectively, and in particular, the discussion of "Risk Factors" set forth therein and herein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

Overview

Central Pacific Financial Corp. ("CPF"), a Hawaii corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. Our principal business is to serve as a holding company for our bank subsidiary, Central Pacific Bank, which was incorporated in its present form in the State of Hawaii on March 16, 1982 in connection with the holding company reorganization. Its predecessor entity was incorporated in the State of Hawaii on January 15, 1954. We provide financial results based on a fiscal year ending December 31 as a single reportable segment.

We refer to Central Pacific Bank herein as "our Bank" or "the Bank," and when we say "the Company," "we," "us" or "our," we mean the holding company on a consolidated basis with the Bank and our other consolidated subsidiaries.

Central Pacific Bank is a full-service community bank with 27 branches and 55 ATMs located throughout the State of Hawaii as of March 31, 2025.

We were founded by World War II veterans who were not offered the same banking courtesies in Hawaii, even though they came home from the war as heroes. They founded the Bank to serve the needs of individuals and small businesses that did not have access to financial services in Hawaii at the time. We strive to provide exceptional customer service and products that meet our customers' needs, including:

•Loans: Our loans consist of commercial and industrial, commercial mortgage, and construction loans to small and medium-sized companies, business professionals, and real estate investors and developers, as well as residential mortgage, home equity, and consumer loans to homeowners and individuals. Our lending activities contribute to a key component of our revenues reported in interest income. We strive for a strong and diverse loan portfolio in Hawaii and selective mainland markets.

•Deposits: We offer a full range of deposit products and services including: checking, savings and time deposits, cash management, and digital banking services. We also maintain a broad branch and ATM network in the State of Hawaii. The interest paid on such deposits has a significant impact on our interest expense, an important factor in determining our earnings. In addition, fees and service charges on deposit accounts and card interchange contribute to our revenues.

Additionally, we offer wealth management products and services, such as non-deposit investment products, annuities, investment management, trust custody, estate and financial planning services.

Our foundational principles are based on continuing to be a leading bank for small businesses, a professional and reliable resource to meet Hawaii’s housing needs, and also serve as a bridge between Hawaii and Japan. Through a legacy of strong connections with Japan, including individuals, businesses and several regional banks, we continue to service the needs and promote ongoing activities primarily through deposit product offerings and two-way referrals of other products and services.

Basis of Presentation

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements under "Part I, Item 1. Financial Statements (Unaudited)." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025, including the “Risk Factors” set forth therein.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. As of March 31, 2025 and December 31, 2024, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2024 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended March 31, 2025 was $17.8 million, or $0.65 per diluted share, compared to net income of $12.9 million, or $0.48 per diluted share for the three months ended March 31, 2024.

During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $4.2 million, compared to a provision of $3.9 million during the three months ended March 31, 2024. The increase in the provision was primarily driven by the macro-economic forecast used in our current expected credit losses model.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure which excludes the provision for credit losses and income tax expense from net income, for the three months ended March 31, 2025 was $26.7 million, compared to $20.9 million for the three months ended March 31, 2024. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended March 31,
	2025	2024
Return on average assets	0.96%	0.70%
Return on average shareholders’ equity	13.04	10.33
Basic earnings per share	$0.66	$0.48
Diluted earnings per share	0.65	0.48

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

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP net income	$17,760	$12,945
Add: Income tax expense	4,791	3,974
Pre-tax income	22,551	16,919
Add: Provision for credit losses	4,172	3,936
PPNR (non-GAAP)	$26,723	$20,855

The higher PPNR in the first quarter of 2025 was primarily due to higher net interest income of $7.5 million compared to the year-ago period. The higher net interest income was primarily due to higher average yields earned on interest-earning assets, combined with lower average rates paid on interest-bearing deposits.

Efficiency Ratio

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

The following table sets forth a reconciliation to our efficiency ratio for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Total other operating expense	$42,072	$40,576

Net interest income	$57,699	$50,187
Total other operating income	11,096	11,244
Total revenue	$68,795	$61,431

Efficiency ratio (non-GAAP)	61.16%	66.05%

Our efficiency ratio improved to 61.16% in the first quarter of 2025, compared to 66.05% in the year-ago quarter.

The improvement in the efficiency ratio in the first quarter of 2025, compared to the same year-ago period, was primarily due to higher net interest income, offset by higher other operating expense.

Tangible Common Equity Ratio

The following table presents our tangible common equity ("TCE") ratio, a non-GAAP financial measure, which is calculated by dividing tangible common equity by tangible assets, as of the dates presented:

(dollars in thousands)	March 31, 2025	March 31, 2024
Total shareholders' equity	$557,376	$507,203
Less: Intangible assets	—	(1,437)
TCE (non-GAAP)	$557,376	$505,766

Total assets	$7,405,239	$7,409,999
Less: Intangible assets	—	(1,437)
Tangible assets (non-GAAP)	$7,405,239	$7,408,562

TCE ratio (non-GAAP)	7.53%	6.83%

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

According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 1.55 million visitors arrived to the Hawaiian Islands during the two months ended February 28, 2025, mainly from the U.S. Mainland, up 1.0% from 1.54 million visitors in the same prior year period, but down 2.9% from 1.60 million visitors in the same period in the pre-pandemic and record year in 2019. The recovery of visitors from Japan remains slow and has continued to be offset by the strength of domestic travel. Average daily census visitors from Japan were down approximately 6.3% during the two months ended February 28, 2025 compared to the same prior year period, and were down by approximately 56.3% from the same period in 2019.

Total spending for visitors arriving in the two months ended February 28, 2025 was $3.62 billion, up 4.5% from $3.47 billion in the same period last year, and up by 20.5% from $3.01 billion in the same period in 2019.

According to a February 2025 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.94 million in 2025, which is an increase of approximately 2.6% from 9.69 million in 2024. Visitor spending is expected to modestly decline by approximately 0.2% to $20.55 billion in 2025 from $20.58 billion in 2024.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.9% in the month of March 2025, compared to 3.0% in the month of March 2024 and the national seasonally adjusted unemployment rate of 4.2% in the month of March 2025. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to remain low at approximately 3.4% in 2025.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 0.7% and real gross state product to grow by 1.6% in 2025.

UHERO's forecasts were made prior to the current U.S. administration's recent economic policies, including tariffs, and other cost-cutting initiatives. The impact of these economic policies and cost-cutting initiatives are uncertain and could slow growth and/or have negative impacts to Hawaii's economy.

Real estate lending is one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. The Hawaii housing market overall remained strong in the first quarter of 2025 despite some mixed results. According to the Honolulu Board of Realtors, sales of Oahu single-family homes in the three months ended March 31, 2025 were down 4.0%, while sales of Oahu condominiums were up 0.4% from the same prior year period. The Oahu single-family home median price in the three months ended March 31, 2025 rose by 7.5% to $1.15 million from $1.07 million in the same prior year period. The Oahu condominium median price in the three months ended March 31, 2025 rose by 1.0% to $510,000 from $505,000 in the same prior year period.

Changes in monetary policy, including changes in interest rates, could influence: (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities, among other things.

In an effort to rein in inflation, the FRB aggressively increased interest rates since the first quarter of 2022 when the Federal Funds Rate target range was 0.00% to 0.25%. Since then, the FRB has raised the Federal Funds Rate by more than five percentage points, up to a 22-year high, 5.25% to 5.50%. The Federal Funds Rate remained at that level until September 2024. At the September 2024 Federal Open Market Committee ("FOMC") meeting, the FOMC lowered interest rates by 50 bps to 4.75% to 5.00%, as they gained greater confidence that inflation is moving sustainably towards its 2% target. In November and December 2024, the FOMC lowered interest rates by an additional 25 bps each to a target range of 4.25% to 4.50% at the end of 2024. In 2025, the FOMC has kept the Federal Funds Rate unchanged through its March 2025 meeting.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three months ended March 31, 2025 and 2024 is presented below. Net interest margin is defined as annualized net interest income, on a taxable-equivalent basis using a federal statutory tax rate of 21%, as a percentage of average interest earning assets.

(dollars in thousands)	Three Months Ended March 31,
	2025			2024			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$206,108	4.44%	$2,254	$265,418	5.47%	$3,611	$(59,310)	(1.03)%	$(1,357)
Investment securities:
Taxable (1)	1,376,687	2.85	9,801	1,324,657	2.18	7,211	52,030	0.67	2,590
Tax-exempt (1) (2)	139,589	2.57	896	142,830	2.32	829	(3,241)	0.25	67
Total investment securities	1,516,276	2.82	10,697	1,467,487	2.19	8,040	48,789	0.63	2,657
Loans, including loans held for sale	5,311,610	4.88	64,119	5,400,558	4.67	62,819	(88,948)	0.21	1,300
FHLB and FRB stock	20,494	6.32	324	6,801	6.24	106	13,693	0.08	218
Total interest earning assets	7,054,488	4.43	77,394	7,140,264	4.19	74,576	(85,776)	0.24	2,818
Noninterest-earning assets	334,295			309,397			24,898
Total assets	$7,388,783			$7,449,661			$(60,878)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,355,360	0.14%	$452	$1,296,865	0.15%	$499	$58,495	(0.01)%	$(47)
Savings and money market deposits	2,345,445	1.53	8,862	2,218,250	1.53	8,443	127,195	—	419
Time deposits up to $250,000	457,473	2.51	2,832	544,279	3.21	4,339	(86,806)	(0.70)	(1,507)
Time deposits over $250,000	603,919	3.54	5,275	794,019	4.38	8,651	(190,100)	(0.84)	(3,376)
Total interest-bearing deposits	4,762,197	1.48	17,421	4,853,413	1.82	21,932	(91,216)	(0.34)	(4,511)
Long-term debt	152,201	5.56	2,086	156,129	5.88	2,283	(3,928)	(0.32)	(197)
Total interest-bearing liabilities	4,914,398	1.61	19,507	5,009,542	1.94	24,215	(95,144)	(0.33)	(4,708)
Noninterest-bearing deposits	1,798,903			1,806,399			(7,496)
Other liabilities	130,594			132,600			(2,006)
Total liabilities	6,843,895			6,948,541			(104,646)
Total equity	544,888			501,120			43,768
Total liabilities and equity	$7,388,783			$7,449,661			$(60,878)

Net interest income (taxable-equivalent)			57,887			50,361			7,526
Taxable-equivalent adjustment			(188)			(174)			(14)
Net interest income (GAAP)			$57,699			$50,187			$7,512

Interest rate spread		2.82%			2.25%			0.57%

Net interest margin (taxable-equivalent)		3.31%			2.83%			0.48%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21% of $188 and $174 for the three months ended March 31, 2025 and 2024, respectively.

Net interest income (expressed on a taxable-equivalent basis) was $57.9 million for the first quarter of 2025, representing an increase of $7.5 million, or 14.9% from $50.4 million in the year-ago quarter. The increase in net interest income from the year-ago quarter was primarily due to lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits, combined with higher average yields earned on interest earning assets. These positive variances were partially offset by a decline in average loans.

Interest Income

Taxable-equivalent interest income was $77.4 million for the first quarter of 2025, representing an increase of $2.8 million, or 3.8%, from $74.6 million in the year-ago quarter. The increase during the first quarter of 2025, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 21 basis points ("bp" or "bps"), resulting in an increase in interest income of approximately $2.5 million and an increase in average yield earned on investment securities of 63 bps, resulting in an increase in interest income of approximately $2.4 million. The increase in the average yield earned on investment securities was primarily attributable to the investment securities portfolio repositioning completed in the fourth quarter of 2024, combined with income of $0.7 million from an interest rate swap that became effective on March 31, 2024. These increases were partially offset by decreases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in an decrease in interest income of approximately $1.4 million, and a decrease in average loan balances of $88.9 million, resulting in a decrease in interest income of approximately $1.2 million.

Interest Expense

Interest expense was $19.5 million for the first quarter of 2025, representing a decrease of $4.7 million, or 19.4%, from $24.2 million in the year-ago quarter. Average interest-bearing deposits decreased by $91.2 million, resulting in a decrease in interest expense of approximately $2.3 million. In addition, average rates paid on interest-bearing deposits of 1.48% decreased by 34 bps from the year-ago quarter, resulting in a decrease in interest expense of approximately $2.1 million.
Net Interest Margin

Our net interest margin of 3.31% for the first quarter of 2025 increased by 48 bps from 2.83% in the year-ago quarter. The increase in net interest margin for the first quarter of 2025 was primarily attributable to increases in average yields earned on loans and investment securities, combined with the decrease in average rates paid on interest-bearing deposits.

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

	Three Months Ended March 31, 2025 Compared To March 31, 2024
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$(820)	$(537)	$(1,357)
Investment securities:
Taxable (1)	284	2,306	2,590
Tax-exempt (1) (2)	(19)	86	67
Total investment securities	265	2,392	2,657
Loans, including loans held for sale	(1,160)	2,460	1,300
FHLB and FRB stock	214	4	218
Total interest earning assets	(1,501)	4,319	2,818

Interest-bearing liabilities:
Interest-bearing demand deposits	8	(55)	(47)
Savings and money market deposits	419	—	419
Time deposits up to $250,000	(701)	(806)	(1,507)
Time deposits over $250,000	(2,098)	(1,278)	(3,376)
Total interest-bearing deposits	(2,372)	(2,139)	(4,511)
Long-term debt	(63)	(134)	(197)
Total interest-bearing liabilities	(2,435)	(2,273)	(4,708)

Net interest income (taxable-equivalent)	$934	$6,592	$7,526

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating income:
Mortgage banking income	$597	$613	$(16)	-2.6%
Service charges on deposit accounts	2,147	2,103	44	2.1
Other service charges and fees	5,766	5,261	505	9.6
Income from fiduciary activities	1,624	1,435	189	13.2
Income from bank-owned life insurance	497	1,522	(1,025)	-67.3
Other:
Equity in earnings of unconsolidated entities	1	(80)	81	-101.3
Income recovered on previously charged-off loans	36	52	(16)	-30.8
Other recoveries	30	24	6	25.0
Unrealized gains on loans held for sale	75	—	75	N.M.
Commissions on sale of checks	75	78	(3)	-3.8
Other	248	236	12	5.1
Total other operating income	$11,096	$11,244	$(148)	-1.3

Not meaningful ("N.M.")

For the first quarter of 2025, total other operating income was $11.1 million, which decreased by $0.1 million, or 1.3%, from $11.2 million in the year-ago quarter. The decrease was primarily due to lower income from bank-owned life insurance ("BOLI") of $1.0 million, partially offset by higher other service charges and fees of $0.5 million, and income from fiduciary activities of $0.2 million. The lower income from BOLI was primarily attributable to volatile equity market returns and their impact on corporate-owned life insurance ("COLI") policies used to hedge deferred compensation expense.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$21,819	$20,735	$1,084	5.2%
Net occupancy	4,392	4,600	(208)	-4.5
Computer software	4,714	4,287	427	10.0
Legal and professional services	2,798	2,320	478	20.6
Equipment	1,082	1,010	72	7.1
Advertising	887	914	(27)	-3.0
Communication	1,033	837	196	23.4
Other:
SERP expense	114	108	6	5.6
Charitable contributions	146	199	(53)	-26.6
FDIC insurance assessment	850	959	(109)	-11.4
Miscellaneous loan expenses	298	275	23	8.4
ATM and debit card expenses	856	924	(68)	-7.4
Armored car expenses	425	483	(58)	-12.0
Entertainment and promotions	304	406	(102)	-25.1
Stationery and supplies	170	172	(2)	-1.2
Directors’ fees and expenses	301	338	(37)	-10.9
Directors' deferred compensation plan expense	(267)	138	(405)	-293.5
Amortization and impairment of intangible assets	—	24	(24)	-100.0
Loss (gain) on disposal of fixed assets	—	3	(3)	-100.0
Other	2,150	1,844	306	16.6
Total other operating expense	$42,072	$40,576	$1,496	3.7

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the first quarter of 2025, total other operating expense was $42.1 million, which increased by $1.5 million, or 3.7%, from $40.6 million in the year-ago quarter. The increase was primarily due to higher salaries and employee benefits of $1.1 million, legal and professional services of $0.5 million, and computer software of $0.4 million, partially offset by lower directors' deferred compensation plan expense of $0.4 million. The lower directors' deferred compensation plan expense were partially attributable to volatile equity market returns and are hedged with COLI policies, reported together with income from BOLI.

Income Taxes

The Company recorded income tax expense of $4.8 million for the first quarter of 2025, compared to $4.0 million in the same year-ago period. The effective tax rate ("ETR") for the first quarter of 2025 was 21.25%, compared to 23.49% in the same year-ago period. The increase in income tax expense for the three months ended March 31, 2025 was primarily attributable to higher pre-tax income compared to the same year-ago period. The decrease in the effective tax rate in the first quarter of 2025 was primarily attributable to higher low-income housing tax credits recognized in the first quarter of 2025, compared to the same year-ago period.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $12.5 million and $17.8 million as of March 31, 2025 and December 31, 2024, respectively, and was included in other assets on our consolidated balance sheets.

The valuation allowance on our net deferred tax assets ("DTA") as of March 31, 2025 and December 31, 2024 totaled $3.1 million, which related entirely to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded U.S. corporations, among other changes. As of March 31, 2025, the Company determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on income tax expense. As of March 31, 2025, the Company accrued $21 thousand of excise tax on the Company's stock repurchases.

Financial Condition

Total assets were $7.41 billion as of March 31, 2025 and decreased by $66.9 million, or 0.9%, from $7.47 billion as of December 31, 2024 primarily due to declines in interest-bearing deposits in other financial institutions, total deposits and long-term borrowings, partially offset by increases in investment securities and FRB stock.

Investment Securities

Investment securities totaled $1.37 billion as of March 31, 2025, which increased by $35.5 million, or 2.7%, from $1.33 billion as of December 31, 2024. The increase in the investment securities portfolio reflected purchases of $40.8 million and an increase in the market valuation on the AFS portfolio of $16.8 million, partially offset by principal runoff of $22.2 million.

Loans

The following table presents outstanding loans by category and geographic location as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Hawaii:
Commercial and industrial	$461,020	$430,167	$30,853	7.2%
Real estate:
Construction	159,081	145,182	13,899	9.6
Residential mortgage	1,870,239	1,892,520	(22,281)	(1.2)
Home equity	655,237	676,982	(21,745)	(3.2)
Commercial mortgage	1,174,573	1,165,060	9,513	0.8
Consumer	219,941	274,712	(54,771)	(19.9)
Total loans	4,540,091	4,584,623	(44,532)	(1.0)
Less: ACL	(45,937)	(45,967)	30	(0.1)
Loans, net of ACL	$4,494,154	$4,538,656	$(44,502)	(1.0)

U.S. Mainland:
Commercial and industrial	$173,600	$176,769	$(3,169)	(1.8)
Real estate:
Construction	1,011	29	982	3,386.2
Commercial mortgage	377,866	335,620	42,246	12.6
Consumer	241,979	235,811	6,168	2.6
Total loans	794,456	748,229	46,227	6.2
Less: ACL	(14,532)	(13,215)	(1,317)	10.0
Loans, net of ACL	$779,924	$735,014	$44,910	6.1

Total:
Commercial and industrial	$634,620	$606,936	$27,684	4.6
Real estate:
Construction	160,092	145,211	14,881	10.2
Residential mortgage	1,870,239	1,892,520	(22,281)	(1.2)
Home equity	655,237	676,982	(21,745)	(3.2)
Commercial mortgage	1,552,439	1,500,680	51,759	3.4
Consumer	461,920	510,523	(48,603)	(9.5)
Total loans	5,334,547	5,332,852	1,695	—
Less: ACL	(60,469)	(59,182)	(1,287)	2.2
Loans, net of ACL	$5,274,078	$5,273,670	$408	—

The Company strategically enhances its Hawaii loan portfolio by selectively pursuing commercial and non-residential consumer loan opportunities on the U.S. Mainland. This approach offers greater growth potential, increased diversification, and the possibility of higher yields, all while upholding the Company's rigorous credit standards and underwriting guidelines.

Loans, net of deferred costs, totaled $5.33 billion as of March 31, 2025, which increased marginally by $1.7 million, or 0.03%, from $5.33 billion as of December 31, 2024. The increase was primarily due to increases in commercial mortgage of $51.8 million, commercial and industrial of $27.7 million, and construction of $14.9 million. These increases were partially offset by decreases in consumer of $48.6 million, residential mortgage of $22.3 million, and home equity of $21.7 million.

The Hawaii loan portfolio decreased by $44.5 million, or 1.0%, from December 31, 2024. The decrease reflected decreases in consumer of $54.8 million, residential mortgage of $22.3 million, and home equity of $21.7 million. These decreases were partially offset by increases in commercial and industrial of $30.9 million, construction of $13.9 million, and commercial mortgage of $9.5 million. During the three months ended March 31, 2025, the Company identified and reclassified $58.3 million in Hawaii consumer loans to the Hawaii commercial and industrial loan category as the loans' structure and characteristics more closely aligned with loans in the commercial and industrial category.

The U.S. Mainland loan portfolio increased by $46.2 million, or 6.2%, from December 31, 2024. The increase was primarily attributable to increases in commercial mortgage of $42.2 million and consumer of $6.2 million, partially offset by a decrease in commercial and industrial of $3.2 million.

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$531	$414	$117	28.3%
Real estate:
Residential mortgage	9,199	9,044	155	1.7
Home equity	746	952	(206)	(21.6)
Consumer	609	608	1	0.2
Total nonaccrual loans	11,085	11,018	67	0.6
Other real estate owned ("OREO")	—	—	—	N.M.
Total NPAs	11,085	11,018	67	0.6

Accruing Loans 90+ Days Past Due
Real estate:
Residential mortgage	—	323	(323)	(100.0)
Home equity	87	78	9	11.5
Consumer	670	373	297	79.6
Total accruing loans 90+ days past due	757	774	(17)	(2.2)

Total NPAs and accruing loans 90+ days past due	$11,842	$11,792	$50	0.4

Ratio of nonaccrual loans to total loans	0.21%	0.21%		—%
Ratio of NPAs to total assets	0.15%	0.15%		—%
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.22%	0.22%		—%
Ratio of classified assets and OREO to tier 1 capital and ACL	4.78%	3.17%		1.61%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2024	$11,018
Additions	2,397
Reductions:
Payments	(614)
Return to accrual status	(558)
Charge-offs, valuation and other adjustments	(1,158)
Total reductions	(2,330)
Net increase	67
Balance at March 31, 2025	$11,085

Nonperforming assets totaled $11.1 million, or 0.15% of total assets as of March 31, 2025, compared to $11.0 million, or 0.15% of total assets as of December 31, 2024. The increase in nonperforming assets from December 31, 2024 was primarily attributable to additions to nonaccrual loans totaling $2.4 million, partially offset by $0.6 million in repayments of nonaccrual loans, $0.6 million in loans returned to accrual status and $1.2 million in net charge-offs, valuation and other adjustments.

Criticized loans as of March 31, 2025 increased by $11.0 million from December 31, 2024 to $43.8 million, or 0.8% of the total loan portfolio. Special mention loans declined by $1.6 million to $7.0 million, or 0.1% of the total loan portfolio. Classified loans increased by $12.6 million to $36.9 million, or 0.7% of the total loan portfolio.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 4.78% as of March 31, 2025, which increased from 3.17% as of December 31, 2024.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$59,182	$63,934

Provision for credit losses on loans	3,905	4,121

Charge-offs:
Commercial and industrial	(580)	(682)
Consumer	(2,977)	(4,838)
Total charge-offs	(3,557)	(5,520)

Recoveries:
Commercial and industrial	171	90
Real estate:
Residential mortgage	10	8
Home equity	3	6
Consumer	755	893
Total recoveries	939	997
Net charge-offs	(2,618)	(4,523)
Balance at end of period	$60,469	$63,532

Average loans, net of deferred fees and costs	$5,311,610	$5,400,558
Ratio of annualized net charge-offs to average loans	0.20%	0.34%
Ratio of ACL to total loans	1.13%	1.18%
Ratio of ACL to nonaccrual loans	545.50%	627.04%

Our ACL on loans totaled $60.5 million as of March 31, 2025, compared to $59.2 million as of December 31, 2024 and $63.5 million as of March 31, 2024.

During the three months ended March 31, 2025, we recorded a provision for credit losses on loans of $3.9 million and net charge-offs of $2.6 million. During the three months ended March 31, 2024, we recorded a provision for credit losses on loans of $4.1 million and net charge-offs of $5.5 million.

Our ratio of ACL to total loans was 1.13% as of March 31, 2025, compared to 1.11% as of December 31, 2024 and 1.18% as of March 31, 2024.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

Deposits

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand deposits	$1,854,241	$1,888,937	$(34,696)	(1.8)%
Interest-bearing demand deposits	1,368,519	1,338,719	29,800	2.2
Savings and money market deposits	2,316,416	2,329,170	(12,754)	(0.5)
Time deposits up to $250,000	436,437	483,378	(46,941)	(9.7)
Core deposits	5,975,613	6,040,204	(64,591)	(1.1)
Other time deposits greater than $250,000	475,861	500,693	(24,832)	(5.0)
Government time deposits	144,574	103,114	41,460	40.2
Total time deposits greater than $250,000	620,435	603,807	16,628	2.8
Total deposits	$6,596,048	$6,644,011	$(47,963)	(0.7)

The Company's deposit portfolio is diversified and long-standing, reflecting a business model centered on fostering long-term customer relationships. As of March 31, 2025, approximately 53% of deposit customers have maintained accounts with the Bank for over a decade. Although primarily focused in Hawaii, the Company's deposit-gathering strategies extend beyond local markets through ongoing relationships with Japanese regional banks, corporations and non-resident alien individuals, who refer and deposit U.S. dollar funds with the Bank.

Total deposits of $6.60 billion as of March 31, 2025 decreased by $48.0 million, or 0.7%, from total deposits of $6.64 billion as of December 31, 2024. The decreases in time deposits up to $250,000 of $46.9 million, noninterest-bearing demand deposits of $34.7 million, other time deposits greater than $250,000 of $24.8 million, and savings and money market deposits of $12.8 million, were partially offset by increases in government time deposits of $41.5 million and interest-bearing demand deposits of $29.8 million. The Company did not have any wholesale, brokered or listing service deposits.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.98 billion as of March 31, 2025 and decreased by $64.6 million, from $6.04 billion as of December 31, 2024. Core deposits as a percentage of total deposits was 90.6% as of March 31, 2025, compared to 90.9% as of December 31, 2024. Our average cost of total deposits was 108 bps during the three months ended March 31, 2025, compared to 121 bps during the three months ended December 31, 2024, and 132 bps during the same year-ago period.

As an FDIC-insured institution, our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Company reported estimated uninsured deposits of $2.77 billion, or 42% of total deposits in its FDIC Call Report as of March 31, 2025, compared to an estimated $2.82 billion, or 42% of total deposits as of December 31, 2024. The Company had fully collateralized deposits of approximately $316.2 million and $282.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.45 billion, or 37% of total deposits as of March 31, 2025, compared to the estimated $2.54 billion, or 38% of total deposits as of December 31, 2024.

The following table presents the amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of March 31, 2025:

(dollars in thousands)	March 31, 2025
Remaining maturity:
Three months or less	$280,250
Over three through twelve months	325,890
Over one year through three years	13,795
Over three years	500
Total	$620,435

Capital Resources

In order to ensure adequate levels of capital, we perform ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business, changes in monetary and fiscal policies, and the level of risk and regulatory capital requirements. As a part of this assessment, the Board of Directors reviews our capital position on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital (whether debt and/or equity) or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Equity

Our total shareholders' equity was $557.4 million as of March 31, 2025, compared to $538.4 million as of December 31, 2024. The change in total shareholders' equity was primarily attributable to net income of $17.8 million and other comprehensive income of $10.9 million in the three months ended March 31, 2025, partially offset by cash dividends declared of $7.3 million, the repurchase of $2.1 million in shares of our common stock under our stock repurchase programs.

Our total shareholders' equity to total assets ratio was 7.53% as of March 31, 2025, compared to 7.21% as of December 31, 2024. Our book value per share was $20.60 and $19.89 as of March 31, 2025 and December 31, 2024, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of $21.1 million and $23.0 million as of March 31, 2025 and December 31, 2024, respectively.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $207.8 million and $196.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

Share Repurchases

In January 2025, the Company’s Board of Directors approved a new authorization to repurchase up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2025 Repurchase Plan"), pursuant to a newly authorized share repurchase plan. The 2025 Repurchase Plan replaces and supersedes in its entirety the share repurchase plan previously approved by the Board of Directors.

During the three months ended March 31, 2025, the Company repurchased 77,316 shares of common stock, at an aggregate cost of $2.1 million under the 2025 Repurchase Plan. As of March 31, 2025, $27.9 million remained available for repurchase under the 2025 Repurchase Plan.

Trust Preferred Securities

As of March 31, 2025, the Company has two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 4.56%. The subordinated notes are callable quarterly after the first five years. The subordinated notes had a carrying value of $54.9 million as of March 31, 2025, which was net of unamortized debt issuance costs of $0.1 million that is being amortized over the expected life.

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

Federal banking agencies previously issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies subsequently issued a final rule that made certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elected the CECL transition relief provided under the rule. The Company elected this option and the transition period ended on December 31, 2024.

General capital adequacy regulations adopted by the FRB and FDIC require an institution to maintain minimum leverage capital, tier 1 risk-based capital, total risk-based capital, and common equity tier 1 ("CET1") capital ratios. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For a further discussion of capital requirements for the Company and the Bank and the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" sections of our 2024 Form 10-K.

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. The leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for the Company and the Bank as of March 31, 2025 and December 31, 2024, were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
March 31, 2025
Leverage capital	$710,578	9.4%	$302,530	4.0%	N/A	N/A
CET1 risk-based capital	660,578	12.4	239,274	4.5	N/A	N/A
Tier 1 risk-based capital	710,578	13.4	319,033	6.0	N/A	N/A
Total risk-based capital	828,883	15.6	425,377	8.0	N/A	N/A

December 31, 2024
Leverage capital	$704,045	9.3%	$301,967	4.0%	N/A	N/A
CET1 risk-based capital	654,045	12.3	239,366	4.5	N/A	N/A
Tier 1 risk-based capital	704,045	13.2	319,155	6.0	N/A	N/A
Total risk-based capital	820,796	15.4	425,540	8.0	N/A	N/A

Central Pacific Bank
March 31, 2025
Leverage capital	$740,524	9.8%	$302,038	4.0%	$377,547	5.0%
CET1 risk-based capital	740,524	14.0	238,724	4.5	344,824	6.5
Tier 1 risk-based capital	740,524	14.0	318,299	6.0	424,399	8.0
Total risk-based capital	803,829	15.2	424,399	8.0	530,498	10.0

December 31, 2024
Leverage capital	$731,155	9.7%	$301,410	4.0%	$376,763	5.0%
CET1 risk-based capital	731,155	13.8	238,814	4.5	344,953	6.5
Tier 1 risk-based capital	731,155	13.8	318,419	6.0	424,558	8.0
Total risk-based capital	792,906	14.9	424,558	8.0	530,698	10.0

[1] Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of March 31, 2025 and December 31, 2024, the Company and the Bank's risk-based capital exceeded the required CCB.

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

Asset/Liability Management and Interest Rate Risk

Our earnings and capital are sensitive to risk of interest rate fluctuations. Interest rate risk arises when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts. In the normal course of business, the Company is subject to interest rate risk through the activities of making loans and taking deposits, as well as from our investment securities portfolio and other interest-bearing funding sources. Asset/liability management attempts to coordinate our rate-sensitive assets and rate-sensitive liabilities to meet our financial objectives.

Our Asset/Liability Management Policy seeks to maximize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capitalization. The Asset/Liability Management Committee ("ALCO") manages interest rate risk utilizing a detailed and dynamic earnings and capital simulation model to analyze earnings and capital in various interest rate scenarios and balance sheet forecasts. Earnings are typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital impact is measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off- balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

The ALCO simulation model used to measure and manage interest rate risk exposures includes both dynamic and static balance sheet and rate scenarios. The dynamic model scenarios provide an enhanced view that enables management and the Board of Directors to have a realistic view of the expected impact to earnings and capital from forecasted non-parallel movements in interest rates as well as balance sheet changes. On the other hand, static rate scenarios are a measurement of embedded interest rate risk in the balance sheet as of a point in time and incorporate various hypothetical interest rate scenarios that may include gradual or immediate parallel rate changes. The static scenarios have the benefit of comparability over time, as well as against other financial institutions, but are not intended to represent management's forecast. Both dynamic and static model simulations include the use of a number of key modeling assumptions including prepayment speeds, pricing spreads of assets and liabilities, deposit decay rates and the timing and magnitude of deposit rate changes in relation to changes in the overall level of interest rates. The assumptions are typically based on analyses of institution specific actual historical data and trends. Market information is also incorporated where relevant and appropriate. Assumptions are periodically reviewed and updated by ALCO. During periods of increased market volatility, assumptions will be reviewed more frequently. While management believes the assumptions are reasonable, actual behaviors and results may likely differ.

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

	March 31, 2025		December 31, 2024
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	2.77%	4.68%	3.03%	4.00%
+200 bps	1.87%	3.16%	1.91%	2.68%
+100bps	0.96%	1.59%	0.84%	1.36%
-100bps	(1.05)%	(2.25)%	(1.36)%	(2.21)%
-200 bps	(2.44)%	(4.75)%	(2.93)%	(4.74)%
-300 bps	(3.83)%	(7.22)%	(4.55)%	(7.41)%

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

As of March 31, 2025, the Company had $276.9 million in cash on its balance sheet and approximately $2.54 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

Information regarding our material contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our cash requirements from known contractual and other obligations since December 31, 2024.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, except as described below:

The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary, trade and interest rate policies. The current U.S. administration has and continues to implement significant and rapid changes in federal government operations and policies, including international trade policies, which may impact economic stability, the financial markets and the financial services industry broadly. Conditions such as an economic recession, stagflation, rising unemployment, the effects of tariffs, trade wars, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels, loan demand, demand for our products and services and the ability to manage costs associated with employees and vendors. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 27, 2025, the Company's Board of Directors approved a new share repurchase authorization of up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase plan (the "2025 Repurchase Plan"). The 2025 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors.

During the three months ended March 31, 2025, the Company repurchased 77,316 shares of common stock, at a cost of $2.1 million or $27.09 per share, under the Company's share repurchase program.

As of March 31, 2025, $27.9 million in share repurchase authorization remained available for repurchase under the Company's 2025 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2025	—	$—	—	$30,000,000
February 1-28, 2025	26,478	29.67	500	29,985,733
March 1-31, 2025	76,816	27.08	76,816	27,905,524
Total	103,294	$27.74	77,316	27,905,524

[1] During the three months ended March 31, 2025, 25,978 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock and/or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

On February 3, 2025, Ms. A. Catherine Ngo, a director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 39,996 shares of the Company’s common stock beginning May 5, 2025 through May 5, 2026.

On March 5, 2025, Mr. Paul K. Yonamine, a director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,295 shares of the Company’s common stock beginning June 5, 2025 through September 1, 2025.

None of the Company’s other directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock during the three months ended March 31, 2025.

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

CENTRAL PACIFIC FINANCIAL CORP.

Date:	April 30, 2025	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)