Form 10-Q
period 2025-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2025-08-05
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 31, 2025 was 26,981,436 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and due from financial institutions	$110,935	$77,774
Interest-bearing deposits in other financial institutions	206,035	303,167
Investment securities:
Debt securities available-for-sale, at fair value	765,213	737,658
Debt securities held-to-maturity, at amortized cost; fair value of: $499,833 as of June 30, 2025 and $506,681 as of December 31, 2024	580,476	596,930
Total investment securities	1,345,689	1,334,588
Loans held for sale	—	5,662
Loans	5,289,809	5,332,852
Less: allowance for credit losses	(59,611)	(59,182)
Loans, net of allowance for credit losses	5,230,198	5,273,670
Premises and equipment, net	103,657	104,342
Accrued interest receivable	23,518	23,378
Investment in unconsolidated entities	49,370	52,417
Mortgage servicing rights, net	8,436	8,473
Bank-owned life insurance	177,639	176,216
Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank ("FRB") stock	24,816	6,929
Right-of-use lease assets	30,693	30,824
Other assets	58,581	74,656
Total assets	$7,369,567	$7,472,096
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,938,226	$1,888,937
Interest-bearing demand	1,336,620	1,338,719
Savings and money market	2,242,122	2,329,170
Time	1,028,021	1,087,185
Total deposits	6,544,989	6,644,011
Long-term debt, net of unamortized debt issuance costs	131,466	156,345
Lease liabilities	31,981	32,025
Accrued interest payable	8,755	10,051
Other liabilities	83,502	91,279
Total liabilities	6,800,693	6,933,711
Contingent liabilities and other commitments (see Note 17)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of June 30, 2025 and December 31, 2024	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 26,981,436 as of June 30, 2025 and 27,065,570 as of December 31, 2024	399,823	404,494
Additional paid-in capital	106,033	105,054
Retained earnings	164,676	143,259
Accumulated other comprehensive loss	(101,658)	(114,422)
Total equity	568,874	538,385
Total liabilities and equity	$7,369,567	$7,472,096

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$65,668	$64,422	$129,787	$127,241
Interest and dividends on investment securities:
Taxable investment securities	9,871	8,466	19,672	15,677
Tax-exempt investment securities	709	598	1,417	1,253
Interest on deposits in other financial institutions	1,484	2,203	3,738	5,814
Dividend income on FHLB and FRB stock	388	151	712	257
Total interest income	78,120	75,840	155,326	150,242
Interest expense:
Interest on deposits:
Demand	443	490	895	989
Savings and money market	8,414	8,977	17,276	17,420
Time	7,616	12,173	15,723	25,163
Interest on short-term borrowings	—	1	—	1
Interest on long-term debt	1,851	2,278	3,937	4,561
Total interest expense	18,324	23,919	37,831	48,134
Net interest income	59,796	51,921	117,495	102,108
Provision for credit losses	4,987	2,239	9,159	6,175
Net interest income after provision for credit losses	54,809	49,682	108,336	95,933
Other operating income:
Mortgage banking income	744	1,040	1,341	1,653
Service charges on deposit accounts	2,124	2,135	4,271	4,238
Other service charges and fees	5,957	5,869	11,723	11,130
Income from fiduciary activities	1,501	1,449	3,125	2,884
Income from bank-owned life insurance	2,260	1,234	2,757	2,756
Other	427	394	892	704
Total other operating income	13,013	12,121	24,109	23,365
Other operating expense:
Salaries and employee benefits	22,696	21,246	44,515	41,981
Net occupancy	4,253	4,597	8,645	9,197
Computer software	5,320	4,381	10,034	8,668
Legal and professional services	2,873	2,506	5,671	4,826
Equipment	950	995	2,032	2,005
Advertising	832	901	1,719	1,815
Communication	901	657	1,934	1,494
Other	6,121	5,868	11,468	11,741
Total other operating expense	43,946	41,151	86,018	81,727
Income before income taxes	23,876	20,652	46,427	37,571
Income tax expense	5,605	4,835	10,396	8,809
Net income	$18,271	$15,817	$36,031	$28,762
Per common share data:
Basic earnings per share	$0.68	$0.58	$1.33	$1.06
Diluted earnings per share	$0.67	$0.58	$1.33	$1.06
Basic weighted average shares outstanding	26,988,169	27,053,549	27,037,388	27,050,037
Diluted weighted average shares outstanding	27,069,677	27,116,349	27,139,969	27,106,267

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$18,271	$15,817	$36,031	$28,762
Other comprehensive income, net of tax:
Net change in fair value of available-for-sale investment securities	1,728	274	12,983	(4,906)
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,305	1,374	2,448	2,580
Net change in fair value of derivatives	(1,126)	(16)	(2,667)	2,231
Total other comprehensive income (loss), net of tax	1,907	1,632	12,764	(95)
Comprehensive income	$20,178	$17,449	$48,795	$28,667

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	17,760	—	17,760
Other comprehensive income	—	—	—	—	—	10,857	10,857
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,327)	—	(7,327)
Common stock repurchased and retired and other related costs	(77,316)	—	(2,094)	—	—	—	(2,094)
Share-based compensation	73,335	—	—	(205)	—	—	(205)
Balance at March 31, 2025	27,061,589	—	402,400	104,849	153,692	(103,565)	557,376
Net income	—	—	—	—	18,271	—	18,271
Other comprehensive income	—	—	—	—	—	1,907	1,907
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,287)	—	(7,287)
Common stock repurchased and retired and other related costs	(103,077)	—	(2,577)	—	—	—	(2,577)
Share-based compensation	22,924	—	—	1,184	—	—	1,184
Balance at June 30, 2025	26,981,436	$—	$399,823	$106,033	$164,676	$(101,658)	$568,874

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends paid ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203
Net income	—	—	—	—	15,817	—	15,817
Other comprehensive income	—	—	—	—	—	1,632	1,632
Cash dividends paid ($0.26 per share)	—	—	—	—	(7,036)	—	(7,036)
Share-based compensation	21,318	—	—	1,031	—	—	1,031
Balance at June 30, 2024	27,063,644	$—	$404,494	$104,161	$132,683	$(122,691)	$518,647

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	36,031	—	36,031
Other comprehensive income	—	—	—	—	—	12,764	12,764
Cash dividends paid ($0.54 per share)	—	—	—	—	(14,614)	—	(14,614)
Common stock repurchased and retired and other related costs	(180,393)	—	(4,671)	—	—	—	(4,671)
Share-based compensation	96,259	—	—	979	—	—	979
Balance at June 30, 2025	26,981,436	$—	$399,823	$106,033	$164,676	$(101,658)	$568,874

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	28,762	—	28,762
Other comprehensive loss	—	—	—	—	—	(95)	(95)
Cash dividends paid ($0.52 per share)	—	—	—	—	(14,069)	—	(14,069)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	68,571	—	—	1,179	—	—	1,179
Balance at June 30, 2024	27,063,644	$—	$404,494	$104,161	$132,683	$(122,691)	$518,647

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$36,031	$28,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,159	6,175
Depreciation and amortization of premises and equipment	3,563	3,454
Loss on disposal of premises and equipment	10	16
Non-cash lease expense	87	—
Cash flows from operating leases	(2,559)	(2,682)
Amortization of mortgage servicing rights	397	370
Net (accretion of discount) amortization of premium on investment securities	(543)	1,099
Share-based compensation	979	1,179
Net gain on sales of residential mortgage loans	(468)	(748)
Proceeds from sales of loans held for sale	37,653	36,620
Originations of loans held for sale	(31,523)	(38,044)
Equity in the (earnings) losses of unconsolidated entities	(33)	31
Distributions from unconsolidated entities	13	—
Net increase in cash surrender value of bank-owned life insurance	(2,757)	(2,756)
Deferred income tax expense	(3,238)	1,165
Net tax expense from share-based compensation	137	128
Net change in other assets and liabilities	7,805	8,177
Net cash provided by operating activities	54,713	42,946
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(50,592)	(62,336)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	41,623	25,495
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	19,370	19,545
Net loan payments received	99,776	59,444
Purchases of loan portfolios	(65,463)	(12,384)
Purchases of bank-owned life insurance	(726)	(2,502)
Proceeds from bank-owned life insurance death benefits	2,060	2,248
Net purchases of premises and equipment	(2,888)	(7,932)
Contributions to unconsolidated entities	(650)	(7,787)
Net purchases of FHLB and FRB stock	(17,887)	(132)
Net cash provided by investing activities	24,623	13,659
Cash flows from financing activities:
Net decrease in deposits	(99,022)	(265,137)
Repayments of long-term debt	(25,000)	—
Cash dividends paid on common stock	(14,614)	(14,069)
Repurchases of common stock and other related costs	(4,671)	(945)
Net cash used in financing activities	(143,307)	(280,151)
Net decrease in cash and cash equivalents	(63,971)	(223,546)
Cash and cash equivalents at beginning of period	380,941	522,437
Cash and cash equivalents at end of period	$316,970	$298,891

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$39,127	$52,084
Income taxes paid, net	2,222	—
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	1,888	5,029
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	3,325	3,505

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

The ACL on loans is measured on a collective basis when similar risk characteristics exist. The following is a description of the risk characteristics of each segment:

Commercial and industrial loans

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

Small Business Administration Paycheck Protection Program ("SBA PPP") loans, which are included in the commercial and industrial loan segment, are guaranteed by the SBA and may be forgivable in whole or in part in accordance with the requirements of the PPP. As a result, we anticipated zero losses on these loans and accordingly applied a Zero Loss methodology from the third quarter of 2023 through the first quarter of 2025. During second quarter of 2025, the Company updated its ACL model to measure expected credit losses on SBA PPP loans consistent with other commercial and industrial loans using the DCF methodology. The impact of this update was immaterial.

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

Consumer loans

Consumer loans consist of unsecured consumer lines of credit and non-revolving (term) consumer loans, including automobile loans. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

Due to immateriality of the other consumer revolving loan portfolio, during second quarter of 2025, the Company updated its ACL model to measure expected credit losses on other revolving consumer loans together with non-revolving consumer loans. Both portfolios measured expected credit losses using the DCF methodology. The impact of this update was immaterial.

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

Segment	Expected Credit Loss Methodology	Historical Look-Back Period	Economic Forecast Length	Reversion Method

Commercial and industrial	DCF	2008 to present	One year	One year (straight-line basis)
Construction	DCF
Commercial real estate - Multi-family	DCF
Commercial real estate - All others	DCF
Residential mortgage	DCF
Home equity	DCF
Consumer	DCF
Consumer - Purchased	WARM

During the third quarter of 2023, the Company updated its methodology to measure expected credit losses from the Probability of Default/Loss Given Default ("PD/LGD") or Loss-Rate Migration methods to the Discounted Cash Flow ("DCF") method for all segments except SBA PPP and purchased consumer loans. The Company believes that the DCF methodology has better alignment with the Current Expected Credit Losses ("CECL") standard for forward looking forecasting, while also factoring in more detailed assumptions. The Company utilizes an industry leading software platform to perform the DCF analysis using a historical look back period of 2008 to present.

The Company uses the Moody's baseline forecast with an economic forecast length of one year and a one-year, straight-line reversion method. We revert to the historical average of the macroeconomic variables being used. During the second quarter of 2025, the forecast models were updated to incorporate post-COVID-19 pandemic data, while still excluding periods affected by the COVID-19 pandemic period due to abnormal and volatile behavior.

The ACL on the purchased consumer loan portfolios is calculated using the Remaining Life methodology (also known as the Weighted Average Remaining Maturity or "WARM" methodology) as this portfolio is evaluated on a pooled basis.

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

Remaining Life or Weighted Average Remaining Maturity

Under the remaining life or WARM methodology, lifetime expected credit losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over this remaining life. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses.

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

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$143,610	$3	$(28,837)	$114,776	$—
U.S. Treasury and other government-sponsored entities and agencies	102,171	900	(1,656)	101,415	—
Collateralized loan obligations	40,990	49	(123)	40,916	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	467,868	1,382	(47,182)	422,068	—
Residential - Non-government agencies	16,891	126	(878)	16,139	—
Commercial - U.S. government-sponsored entities and agencies	80,566	316	(12,578)	68,304	—
Commercial - Non-government agencies	1,599	—	(4)	1,595	—
Total available-for-sale investment securities	$853,695	$2,776	$(91,258)	$765,213	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,979	$—	$(9,484)	$32,495	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	538,497	122	(71,281)	467,338	—
Total held-to-maturity investment securities	$580,476	$122	$(80,765)	$499,833	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

The Company did not transfer any investment securities that were classified as AFS to HTM during the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, the Company recorded a total of $1.8 million and $3.3 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM. During the three and six months ended June 30, 2024, the Company recorded a total of $1.9 million and $3.5 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM.

The Company elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. Accrued interest receivable on investment securities totaled $4.7 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively.

The amortized cost, estimated fair value and weighted average yield of our AFS and HTM investment securities as of June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
June 30, 2025
Available-for-sale:
Debt securities:
Due in one year or less	$4,294	$4,287	5.74%
Due after one year through five years	40,003	40,006	4.15
Due after five years through ten years	60,343	59,050	3.75
Due after ten years	141,141	112,848	2.84
Collateralized loan obligations	40,990	40,916	5.75
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	467,868	422,068	2.96
Residential - Non-government agencies	16,891	16,139	4.55
Commercial - U.S. government-sponsored entities and agencies	80,566	68,304	2.76
Commercial - Non-government agencies	1,599	1,595	0.24
Total available-for-sale securities	$853,695	$765,213	3.24%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
June 30, 2025
Held-to-maturity:
Debt securities:
Due after ten years	$41,979	$32,495	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	538,497	467,338	1.88
Total held-to-maturity securities	$580,476	$499,833	1.91%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The Company did not sell any investment securities during the three and six months ended June 30, 2025 and 2024.

Investment securities with carrying values totaling $757.3 million and $756.0 million as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds on deposit, Federal Reserve Bank borrowings and other financial transactions.

There were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of June 30, 2025 and December 31, 2024.

The following tables summarize AFS and HTM investment securities, which were in a loss position as of the dates presented, aggregated by major security type and length of time in a continuous loss position. There were a total of 196 and 218 AFS investment securities which were in an unrealized loss position, without an ACL, as of June 30, 2025 and December 31, 2024, respectively. There were a total of 81 and 83 HTM investment securities which were in an unrecognized loss position, without an ACL, as of June 30, 2025 and December 31, 2024, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$4,264	$(9)	$107,654	$(28,828)	$111,918	$(28,837)
U.S. Treasury and other government-sponsored entities and agencies	1,576	(19)	12,263	(1,637)	13,839	(1,656)
Collateralized loan obligations	31,097	(123)	—	—	31,097	(123)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	54,287	(719)	255,027	(46,463)	309,314	(47,182)
Residential - Non-government agencies	4,919	(69)	7,328	(809)	12,247	(878)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,169	(12,578)	49,169	(12,578)
Commercial - Non-government agencies	1,595	(4)	—	—	1,595	(4)
Total	$97,738	$(943)	$431,441	$(90,315)	$529,179	$(91,258)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$32,495	$(9,484)	$32,495	$(9,484)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	455,477	(71,281)	455,477	(71,281)
Total	$—	$—	$487,972	$(80,765)	$487,972	$(80,765)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$4,967	$(85)	$107,267	$(30,098)	$112,234	$(30,183)
U.S. Treasury and other government-sponsored entities and agencies	56,139	(803)	12,971	(1,939)	69,110	(2,742)
Collateralized loan obligations	31,140	(114)	—	—	31,140	(114)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	135,224	(2,254)	260,575	(55,793)	395,799	(58,047)
Residential - Non-government agencies	5,270	(100)	7,606	(961)	12,876	(1,061)
Commercial - U.S. government-sponsored entities and agencies	12,469	(90)	48,304	(14,225)	60,773	(14,315)
Commercial - Non-government agencies	9,927	(6)	—	—	9,927	(6)
Total	$255,136	$(3,452)	$436,723	$(103,016)	$691,859	$(106,468)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,132	$(8,884)	$33,132	$(8,884)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	7,470	(19)	466,079	(81,346)	473,549	(81,365)
Total	$7,470	$(19)	$499,211	$(90,230)	$506,681	$(90,249)

Investment securities in an unrealized or unrecognized loss position are evaluated at least on a quarterly basis, and include evaluating the changes in the investment securities' ratings issued by rating agencies and changes in the financial condition of the issuer. For mortgage-related securities, delinquency and loss information with respect to the underlying collateral, changes in levels of subordination for the Company's particular position within the repayment structure, and remaining credit enhancement as compared to projected credit losses of the security are also evaluated.

The Company has evaluated its AFS and HTM investment securities that are in an unrealized or unrecognized loss position and has determined that the losses on the Company's investment securities are unrelated to credit quality and primarily attributable to changes in interest rates and volatility in the financial markets since purchase. All of the investment securities in a loss position continue to be rated investment grade by one or more major rating agencies. The Company does not intend to sell the AFS and HTM securities that were in a loss position as of June 30, 2025 and December 31, 2024, and it is unlikely that the Company will be required to sell these securities before recovery of its amortized cost basis that may be at maturity. Therefore, the Company has not recorded an ACL on these securities.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$608,130	$606,936
Real estate:
Construction	190,008	145,211
Residential mortgage	1,851,690	1,892,520
Home equity	627,834	676,982
Commercial mortgage	1,540,523	1,500,680
Consumer	471,624	510,523
Loans, net of deferred fees and costs	$5,289,809	$5,332,852

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. The Company elected to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on loans is reported together with accrued interest receivable on investment securities and other assets in the consolidated balance sheets. Accrued interest receivable on loans totaled $18.0 million and $17.5 million as of June 30, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company identified and reclassified $58.3 million in consumer loans to the commercial and industrial loan class as the loans' structure and characteristics more closely aligned with loans in the commercial and industrial class.

The Company did not transfer any loans to the held for sale category during the three and six months ended June 30, 2025 and 2024 and did not sell any loans originally held for investment during the three and six months ended June 30, 2025 and 2024.

Purchased Loans

The following table presents loan purchase information at the time of purchase by class during the periods presented. None of the loan purchases were categorized as purchased credit deteriorated ("PCD") and there were no loans categorized as PCD during the periods presented.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Purchases of U.S. Mainland consumer - automobile:	2025	2024	2025	2024
Outstanding balance	$32,787	$12,384	$64,227	$12,384
Premium	1,000	247	1,236	247
Purchase price	$33,787	$12,631	$65,463	$12,631

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

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
June 30, 2025
Real estate:
Residential mortgage	$12,327	$—
Home equity	1,889	—
Total	$14,216	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
December 31, 2024
Real estate:
Residential mortgage	$9,044	$—
Home equity	952	—
Total	$9,996	$—

Foreclosure Proceedings

The Company did not own any foreclosed properties as of June 30, 2025 and December 31, 2024. The Company did not sell any foreclosed properties during the three and six months ended June 30, 2025 and 2024.

The Company had $2.8 million and $3.9 million of residential mortgage loans collateralized by residential real estate properties that were in the process of foreclosure as of June 30, 2025 and December 31, 2024, respectively.

The Company did not have any commercial real estate loans in the process of foreclosure as of June 30, 2025 and December 31, 2024.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
June 30, 2025
Commercial and industrial	$1,601	$231	$—	$110	$1,942	$606,188	$608,130	$—
Real estate:
Construction	—	—	—	—	—	190,008	190,008	—
Residential mortgage	693	4,077	1,625	12,327	18,722	1,832,968	1,851,690	12,327
Home equity	716	1,023	21	1,889	3,649	624,185	627,834	1,889
Commercial mortgage	481	—	—	—	481	1,540,042	1,540,523	—
Consumer	3,506	1,488	418	569	5,981	465,643	471,624	—
Total	$6,997	$6,819	$2,064	$14,895	$30,775	$5,259,034	$5,289,809	$14,216

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2024
Commercial and industrial	$2,978	$210	$—	$414	$3,602	$603,334	$606,936	$—
Real estate:
Construction	—	—	—	—	—	145,211	145,211	—
Residential mortgage	8,880	3,316	323	9,044	21,563	1,870,957	1,892,520	9,044
Home equity	943	485	78	952	2,458	674,524	676,982	952
Commercial mortgage	—	—	—	—	—	1,500,680	1,500,680	—
Consumer	5,255	1,444	373	608	7,680	502,843	510,523	—
Total	$18,056	$5,455	$774	$11,018	$35,303	$5,297,549	$5,332,852	$9,996
Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company has not had any material modifications to loans either individually or in the aggregate for borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed regularly on an ongoing basis. The Company uses the following definitions for risk rating of loans.

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

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
June 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$31,282	$187,004	$45,474	$62,664	$56,749	$123,716	$96,531	$603,420
Special Mention	—	—	473	—	79	—	—	552
Substandard	—	3,346	60	703	16	33	—	4,158
Subtotal	31,282	190,350	46,007	63,367	56,844	123,749	96,531	608,130
Construction:
Risk Rating
Pass	17,703	17,259	52,798	43,193	17,887	41,168	—	190,008
Subtotal	17,703	17,259	52,798	43,193	17,887	41,168	—	190,008
Residential mortgage:
Risk Rating
Pass	21,133	81,145	87,380	252,374	576,264	818,561	—	1,836,857
Substandard	—	—	259	1,599	1,318	11,657	—	14,833
Subtotal	21,133	81,145	87,639	253,973	577,582	830,218	—	1,851,690
Home equity:
Risk Rating
Pass	230	2,354	11,516	26,800	16,854	32,338	535,832	625,924
Substandard	—	—	1,190	—	—	470	250	1,910
Subtotal	230	2,354	12,706	26,800	16,854	32,808	536,082	627,834
Commercial mortgage:
Risk Rating
Pass	74,618	146,086	94,851	198,733	217,594	729,933	6,171	1,467,986
Special Mention	—	—	618	29,939	1,403	—	—	31,960
Substandard	—	33,261	—	—	—	7,316	—	40,577
Subtotal	74,618	179,347	95,469	228,672	218,997	737,249	6,171	1,540,523
Consumer:
Risk Rating
Pass	45,082	85,783	65,601	139,490	74,807	24,325	35,548	470,636
Substandard	—	102	67	185	51	564	1	970
Loss	—	—	—	—	—	18	—	18
Subtotal	45,082	85,885	65,668	139,675	74,858	24,907	35,549	471,624
Total	$190,048	$556,340	$360,287	$755,680	$963,022	$1,790,099	$674,333	$5,289,809

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$—	$2,140	$145	$188	$140	$825	$3,438
Consumer	—	501	512	2,986	1,234	608	5,841
Gross charge-offs	$—	$2,641	$657	$3,174	$1,374	$1,433	$9,279

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$167,816	$58,905	$69,576	$57,354	$21,827	$142,546	$81,876	$599,900
Special Mention	—	—	—	2,539	—	—	—	2,539
Substandard	3,372	110	922	11	—	82	—	4,497
Subtotal	171,188	59,015	70,498	59,904	21,827	142,628	81,876	606,936
Construction:
Risk Rating
Pass	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Subtotal	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Residential mortgage:
Risk Rating
Pass	85,844	89,118	259,516	589,118	393,633	465,032	—	1,882,261
Substandard	—	—	1,599	616	1,855	6,189	—	10,259
Subtotal	85,844	89,118	261,115	589,734	395,488	471,221	—	1,892,520
Home equity:
Risk Rating
Pass	1,060	11,787	28,687	18,277	8,406	25,235	582,499	675,951
Substandard	—	—	—	—	—	1,031	—	1,031
Subtotal	1,060	11,787	28,687	18,277	8,406	26,266	582,499	676,982
Commercial mortgage:
Risk Rating
Pass	180,391	95,323	235,344	223,724	111,399	635,255	5,731	1,487,167
Special Mention	—	621	—	2,506	—	2,930	—	6,057
Substandard	—	—	—	—	—	7,456	—	7,456
Subtotal	180,391	95,944	235,344	226,230	111,399	645,641	5,731	1,500,680
Consumer:
Risk Rating
Pass	95,971	60,771	173,097	92,976	20,838	14,466	51,422	509,541
Substandard	21	90	162	144	27	478	60	982
Subtotal	95,992	60,861	173,259	93,120	20,865	14,944	51,482	510,523
Total	$544,616	$350,371	$804,301	$1,006,482	$569,739	$1,335,637	$721,706	$5,332,852

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$19	$74	$204	$184	$13	$707	$1,201
Real estate:
Residential mortgage	—	—	76	—	—	208	284
Consumer	5	392	5,460	2,318	283	725	9,183
Gross charge-offs	$24	$466	$5,740	$2,502	$296	$1,640	$10,668

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by segment, the activities in the ACL on loans during the periods presented:

(dollars in thousands)		Real Estate
Three Months Ended June 30, 2025	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,423	$2,282	$15,936	$1,808	$19,523	$13,497	$60,469
Provision (credit) for credit losses on loans	2,480	1,078	(2,065)	(768)	742	2,343	3,810
Gross charge-offs	(2,858)	—	—	—	—	(2,864)	(5,722)
Gross recoveries	195	3	7	9	—	840	1,054
Net (charge-offs) recoveries	(2,663)	3	7	9	—	(2,024)	(4,668)
Ending balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611

(dollars in thousands)		Real Estate
Three Months Ended June 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,008	$3,619	$16,026	$3,733	$17,004	$16,142	$63,532
Provision (credit) for credit losses on loans	452	179	(362)	96	333	1,750	2,448
Gross charge-offs	(519)	—	(284)	—	—	(4,345)	(5,148)
Gross recoveries	130	—	9	—	—	1,254	1,393
Net (charge-offs) recoveries	(389)	—	(275)	—	—	(3,091)	(3,755)
Ending balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225

(dollars in thousands)		Real Estate
Six Months Ended June 30, 2025	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	3,199	1,044	(1,406)	(1,298)	1,383	4,793	7,715
Gross charge-offs	(3,438)	—	—	—	—	(5,841)	(9,279)
Gross recoveries	366	3	17	12	—	1,595	1,993
Net (charge-offs) recoveries	(3,072)	3	17	12	—	(4,246)	(7,286)
Ending balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611

(dollars in thousands)		Real Estate
Six Months Ended June 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	871	(206)	1,030	322	(206)	4,758	6,569
Gross charge-offs	(1,201)	—	(284)	—	—	(9,183)	(10,668)
Gross recoveries	220	—	17	6	—	2,147	2,390
Net (charge-offs) recoveries	(981)	—	(267)	6	—	(7,036)	(8,278)
Ending balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225

The following table presents the activities in the reserve for off-balance sheet credit exposures, included in other liabilities on the Company's consolidated balance sheets, during the periods presented. The provision (credit) for off-balance sheet credit exposures is included in the provision for credit losses on the Company's consolidated statements of income during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$2,837	$3,521	$2,570	$3,706
Provision (credit) for off-balance sheet credit exposures	1,177	(209)	1,444	(394)
Ending balance	$4,014	$3,312	$4,014	$3,312

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Investments in low-income housing tax credit partnerships, net of amortization	$45,663	$48,730
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	110	90
Other	2,050	2,050
Total	$49,370	$52,417

The Company had commitments to fund low-income housing tax credit ("LIHTC") partnerships totaling $63.5 million and $63.5 million as of June 30, 2025 and December 31, 2024, respectively. Unfunded commitments related to LIHTC partnerships totaled $18.5 million and $19.1 million as of June 30, 2025 and December 31, 2024, respectively, and were included in other liabilities in the Company's consolidated balance sheets. The investments were accounted for under the proportional amortization method and were included in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for the unfunded commitments of LIHTC and other partnerships as of June 30, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2025 (remainder)	$10,528	$703	$11,231
2026	7,564	—	7,564
2027	36	—	36
2028	30	—	30
2029	37	—	37
2030	30	—	30
Thereafter	305	—	305
Total unfunded commitments	$18,530	$703	$19,233

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,533	$674	$3,067	$1,360
Tax credits recognized in income tax expense	1,794	801	3,588	1,601

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. The Company does not have the ability to exercise significant influence over the JAM FINTOP Banktech Fund, L.P. and the investment does not have a readily determinable fair value. As a result, the Company determined that the cost method of accounting for the investment was appropriate. The Company had $0.7 million and $0.8 million in unfunded commitments related to the investment as of June 30, 2025 and December 31, 2024, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor, which totaled $1.16 billion and $1.18 billion as of June 30, 2025 and December 31, 2024, respectively.

(dollars in thousands)	June 30, 2025	December 31, 2024
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$717,197	$720,070
Federal Home Loan Mortgage Corporation	445,417	457,228
Federal Home Loan Bank	361	444
Total loans serviced for others	$1,162,975	$1,177,742

The following tables present changes in mortgage servicing rights ("MSR") for the periods presented:

(dollars in thousands)
Balance at March 31, 2025	$8,418
Additions	223
Amortization	(205)
Balance at June 30, 2025	$8,436

Balance at March 31, 2024	$8,599
Additions	229
Amortization	(192)
Balance at June 30, 2024	$8,636

(dollars in thousands)
Balance at December 31, 2024	$8,473
Additions	360
Amortization	(397)
Balance at June 30, 2025	$8,436

Balance at December 31, 2023	$8,696
Additions	310
Amortization	(370)
Balance at June 30, 2024	$8,636

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Fair market value, beginning of year	$12,387	$12,185
Fair market value, end of period	11,897	12,387
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.5	10.2

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR as of June 30, 2025.

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

The Company was not party to any interest rate lock commitments on mortgage loans as of June 30, 2025. The Company was party to interest rate lock commitments on $0.5 million of mortgage loans as of December 31, 2024. The Company was not party to any forward sale commitments as of June 30, 2025. The Company was party to forward sale commitments on mortgage loans of $4.9 million as of December 31, 2024.

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

The Company was party to RPAs with total notional amounts of $34.8 million and $35.2 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements as of June 30, 2025 and December 31, 2024.

Back-to-Back Swap Agreements

The Company established a program whereby it originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an equal and offsetting swap with a third-party financial institution. These "back-to-back swap agreements" are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These back-to-back swap agreements are free-standing derivatives and recorded at fair value in other assets or other liabilities on the Company's consolidated balance sheet, with changes in fair value recorded in current period earnings.

The Company has entered into swap agreements with its borrowers with total notional amounts of $61.5 million and $50.2 million as of June 30, 2025 and December 31, 2024, respectively, offset by swap agreements with third-party financial institutions with the same total notional amounts. The Company received $7.9 million and $12.9 million in counter-party cash collateral related to the back-to-back swap agreements as of June 30, 2025 and December 31, 2024, respectively.

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

During the second quarter of 2025, an underlying municipal debt security totaling $1.0 million was called. As a result the interest rate swap was partially terminated and the notional amount was adjusted to $114.6 million. All other terms of the interest rate swap remained unchanged.

The interest rate swap is carried on the Company’s consolidated balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item. As of June 30, 2025, the hedge was determined to be effective and the Company expects the hedge to remain effective during the remaining term.

During the three months ended June 30, 2025 and 2024, the Company recorded income on the interest rate swap of $0.7 million and $0.9 million, respectively, in interest income on taxable investment securities on the Company's consolidated statements of income. During the six months ended June 30, 2025 and 2024, the Company recorded income on the interest rate swap of $1.5 million and $0.8 million, respectively, in interest income on taxable investment securities on the Company's consolidated statements of income.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$46	$—	$4
Back-to-back swap agreements	Other assets / other liabilities	3,321	3,840	3,321	3,840

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate swap	Other assets / other liabilities	$4,890	$8,382	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(1)
Loans held for sale	Other income	3

Three Months Ended June 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	(4)
Loans held for sale	Other income	(17)

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(43)
Loans held for sale	Other income	78
Back-to-back swap agreements	Other service charges and fees	176

Six Months Ended June 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	31
Loans held for sale	Other income	(17)
Back-to-back swap agreements	Other service charges and fees	80

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2025
Interest rate swap	Interest income	$749

Three Months Ended June 30, 2024
Interest rate swap	Interest income	884

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2025
Interest rate swap	Interest income	$1,467

Six Months Ended June 30, 2024
Interest rate swap	Interest income	776

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	June 30, 2025	December 31, 2024
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$88,351	$88,777
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(5,183)	(8,805)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines, junior subordinated debentures and subordinated notes as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$50,000
Junior subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs	54,919	54,798
Total	$131,466	$156,345

At June 30, 2025, future principal payments on long-term debt based on redemption date or final maturity are as follows. The $55.0 million in subordinated notes due in 2030 are callable quarterly beginning November 1, 2025.

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$—
2026	—
2027	—
2028	25,000
2029	—
2030	55,000
Thereafter	51,547
Total	$131,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") and maintained a $1.74 billion line of credit as of June 30, 2025, compared to $1.76 billion as of December 31, 2024. As of June 30, 2025, $1.63 billion was undrawn under this arrangement, compared to $1.63 billion as of December 31, 2024. There were no short-term borrowings outstanding under this arrangement as of June 30, 2025 and December 31, 2024. There was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02% as of June 30, 2025. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% as of December 31, 2024.

The FHLB provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the payment amount is converted to an advance at the FHLB. Standby letters of credit under this arrangement that are used to collateralize certain government deposits totaled $83.6 million as of June 30, 2025, compared to $83.6 million as of December 31, 2024. The letters of credit are counted against the total line of credit, the same as the current outstanding debt, to determine the undrawn or total available line of credit.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the FHLB advances and standby letters of credit available as of June 30, 2025 and December 31, 2024 were secured by certain real estate loans with a carrying value of approximately $3.08 billion and $3.14 billion, respectively.

The Bank had additional unused borrowings available at the Federal Reserve Discount Window of $229.5 million and $232.1 million as of June 30, 2025 and December 31, 2024, respectively. Certain commercial and commercial real estate loans with a par value totaling $123.6 million and $128.3 million as of June 30, 2025 and December 31, 2024, respectively, were pledged as collateral on our line of credit with the Federal Reserve. In addition, investment securities with a par value of $178.3 million and $184.3 million as of June 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

The Bank had additional unused and unsecured credit lines available totaling $75.0 million as of June 30, 2025 and December 31, 2024.

Junior Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	June 30, 2025	December 31, 2024	Interest Rate
CPB Capital Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
CPB Statutory Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

In September 2004, we created a wholly-owned statutory trust, CPB Capital Trust IV ("Trust IV"). Trust IV issued $30.0 million in floating rate trust preferred securities, which bore an interest rate of three-month LIBOR plus 2.45%, maturing on December 15, 2034. The principal assets of Trust IV are $30.9 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust IV trust preferred securities. Trust IV issued $0.9 million of common securities to the Company.

In December 2004, we created a wholly-owned statutory trust, CPB Statutory Trust V ("Trust V"). Trust V issued $20.0 million in floating rate trust preferred securities, which bore an interest rate of three-month LIBOR plus 1.87%, maturing on December 15, 2034. The principal assets of Trust V are $20.6 million of the Company's junior subordinated debentures with an identical interest rate and maturity as the Trust V trust preferred securities. Trust V issued $0.6 million of common securities to the Company.

The Company is not considered the primary beneficiary of Trusts IV and V. Therefore, the trusts are not considered variable interest entities and are not consolidated in the Company's financial statements. Rather the junior subordinated debentures are shown as liabilities on the Company's consolidated balance sheets. The Company's investments in the common securities of the trusts are included in investment in unconsolidated entities in the Company's consolidated balance sheets.

The floating trust preferred securities, the junior subordinated debentures that are the assets of Trusts IV and V and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date, or at any time in whole but not in part within 90 days following the occurrence of certain events. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust's obligations with respect to its trust preferred securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the junior subordinated debentures, which would result in a deferral of distribution payments on the related trust preferred securities, for up to 20 consecutive quarterly periods without default or penalty.

The junior subordinated debentures are included in Tier 1 capital, with certain limitations applicable, under regulatory guidelines and interpretations.

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	June 30, 2025	December 31, 2024	Interest Rate
October 2020 Private Placement	$55,000	$55,000
4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points. The subordinated notes are due in 2030 but are callable quarterly beginning on November 1, 2025.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which will be used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The subordinated notes bear a fixed interest rate of 4.75% for the first five years through but excluding, November 1, 2025, and will reset quarterly thereafter from and including, November 1, 2025, for the remaining five years to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes are callable on any quarterly interest payment date on or after November 1, 2025.

The subordinated notes are included in Tier 2 capital, with certain limitations applicable, under current regulatory guidelines and interpretations. The subordinated notes had a carrying value of $54.9 million and $54.8 million, net of unamortized debt issuance costs of $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$197	$547	$744	$202	$838	$1,040
Service charges on deposit accounts	2,124	—	2,124	2,135	—	2,135
Other service charges and fees	5,311	646	5,957	5,348	521	5,869
Income from fiduciary activities	1,501	—	1,501	1,449	—	1,449
Income from bank-owned life insurance	—	2,260	2,260	—	1,234	1,234
Other	—	427	427	—	394	394
Total other operating income	$9,133	$3,880	$13,013	$9,134	$2,987	$12,121

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$439	$902	$1,341	$274	$1,379	$1,653
Service charges on deposit accounts	4,271	—	4,271	4,238	—	4,238
Other service charges and fees	10,458	1,265	11,723	10,018	1,112	11,130
Income from fiduciary activities	3,125	—	3,125	2,884	—	2,884
Income from bank-owned life insurance	—	2,757	2,757	—	2,756	2,756
Other	—	892	892	—	704	704
Total other operating income	$18,293	$5,816	$24,109	$17,414	$5,951	$23,365

10. SHARE-BASED COMPENSATION

Restricted and Performance Stock Units

Under the Company's 2023 Stock Compensation Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to certain non-officer directors and management personnel. The awards typically vest over a two-, three- or five-year period from the date of grant and are subject to forfeiture until performance and employment targets are achieved. Compensation expense is typically measured as the market price of the stock awards on the grant date, and is recognized over the specified vesting periods.

The following table presents the activities of RSUs and PSUs for the six months ended June 30, 2025:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	284,151	$22.48
Changes during the period:
Granted	105,751	30.17
Forfeited	(1,763)	35.19
Vested	(101,865)	25.49	$3,018
Non-vested RSUs and PSUs, end of period	286,274	24.18

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

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. The projected benefit obligation was $8.7 million and $8.8 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Interest cost	$114	$108	$228	$216
Net periodic benefit cost	$114	$108	$228	$216

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost	$1,336	$1,437	$2,643	$2,740
Variable lease cost	643	927	1,262	1,862
Total lease cost	$1,979	$2,364	$3,905	$4,602

Other information:
Operating cash flows from operating leases	$(1,279)	$(1,425)	$(2,559)	$(2,682)
Weighted-average remaining lease term - operating leases	10.0 years	10.9 years	10.0 years	10.9 years
Weighted-average discount rate - operating leases	4.13%	4.09%	4.13%	4.09%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of June 30, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
Year Ending December 31,
2025 (remainder)	$2,569	$638	$1,931
2026	5,168	1,151	4,017
2027	4,400	1,007	3,393
2028	3,718	884	2,834
2029	3,351	773	2,578
2030	3,378	665	2,713
Thereafter	16,963	2,448	14,515
Total	$39,547	$7,566	$31,981

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Total rental income recognized	$481	$511	$949	$1,020

The following table presents estimated lease payments, based on the Company's leases as lessor as of June 30, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$723
2026	1,290
2027	1,171
2028	717
2029	641
2030	533
Thereafter	782
Total	$5,857

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$2,347	$619	$1,728
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,773	468	1,305
Net change in fair value of investment securities	4,120	1,087	3,033

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(1,529)	(403)	(1,126)

Other comprehensive income	$2,591	$684	$1,907

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$370	$96	$274
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,867	493	1,374
Net change in fair value of investment securities	2,237	589	1,648

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(22)	(6)	(16)

Other comprehensive income	$2,215	$583	$1,632

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$17,634	$4,651	$12,983
Less: Amortization of unrealized losses on investment securities transferred to HTM	3,325	877	2,448
Net change in fair value of investment securities	20,959	5,528	15,431

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(3,622)	(955)	(2,667)

Other comprehensive income	$17,337	$4,573	$12,764

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2024
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(6,665)	$(1,759)	$(4,906)
Less: Amortization of unrealized losses on investment securities transferred to HTM	3,505	925	2,580
Net change in fair value of investment securities	(3,160)	(834)	(2,326)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	$3,031	$800	$2,231

Other comprehensive loss	$(129)	$(34)	$(95)

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2025
Balance at beginning of period	$(109,093)	$4,953	$575	$(103,565)

Other comprehensive income (loss) before reclassifications	1,728	(1,126)	—	602
Reclassification adjustments from AOCI	1,305	—	—	1,305
Total other comprehensive income (loss)	3,033	(1,126)	—	1,907

Balance at end of period	$(106,060)	$3,827	$575	$(101,658)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2024
Balance at beginning of period	$(131,896)	$7,276	$297	$(124,323)

Other comprehensive income (loss) before reclassifications	274	(16)	—	258
Reclassification adjustments from AOCI	1,374	—	—	1,374
Total other comprehensive income (loss)	1,648	(16)	—	1,632

Balance at end of period	$(130,248)	$7,260	$297	$(122,691)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	12,983	(2,667)	—	10,316
Reclassification adjustments from AOCI	2,448	—	—	2,448
Total other comprehensive income (loss)	15,431	(2,667)	—	12,764

Balance at end of period	$(106,060)	$3,827	$575	$(101,658)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive (loss) income before reclassifications	(4,906)	2,231	—	(2,675)
Reclassification adjustments from AOCI	2,580	—	—	2,580
Total other comprehensive (loss) income	(2,326)	2,231	—	(95)

Balance at end of period	$(130,248)	$7,260	$297	$(122,691)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended June 30,
Details about AOCI Components	2025	2024
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,773	$1,867	Interest and dividends on investment securities
Tax effect	(468)	(493)	Income tax benefit
Total reclassification adjustments from AOCI for the period, net of tax	$1,305	$1,374

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Six Months Ended June 30,
Details about AOCI Components	2025	2024
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$3,325	$3,505	Interest and dividends on investment securities
Tax effect	(877)	(925)	Income tax benefit
Total reclassification adjustments from AOCI for the period, net of tax	$2,448	$2,580

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$18,271	$15,817	$36,031	$28,762

Weighted average common shares outstanding - basic	26,988,169	27,053,549	27,037,388	27,050,037
Dilutive effect of employee stock options and awards	81,508	62,800	102,581	56,230
Weighted average common shares outstanding - diluted	27,069,677	27,116,349	27,139,969	27,106,267

Basic earnings per share	$0.68	$0.58	$1.33	$1.06
Diluted earnings per share	$0.67	$0.58	$1.33	$1.06

Anti-dilutive employee stock options and awards	5,623	2,917	3,040	1,890

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

Loans

Fair values of loans are estimated based on discounted cash flows of portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Fair values are calculated by discounting scheduled cash flows through estimated maturities using estimated market discount rates. Estimated market discount rates are reflective of credit and interest rate risks inherent in the Company's various loan types and are derived from available market information, as well as specific borrower information. The weighted average discount rate used in the valuation of loans was 6.52% and 7.07% as of June 30, 2025 and December 31, 2024, respectively. In accordance with ASU 2016-01, the fair values of loans are measured based on the notion of exit price.

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

Deposit Liabilities

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, for the purposes of this disclosure, are shown to equal the carrying amount which is the amount payable on demand. The fair value of time deposits is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.46% and 4.50% as of June 30, 2025 and December 31, 2024, respectively.

Long-Term Debt

The fair values of our long-term debt is estimated by discounting scheduled cash flows over the contractual borrowing period at the estimated market rate for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 7.09% and 6.68% as of June 30, 2025 and December 31, 2024, respectively.

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

(dollars in thousands)			Fair Value Measurement Using
June 30, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$110,935	$110,935	$110,935	$—	$—
Interest-bearing deposits in other financial institutions	206,035	206,035	206,035	—	—
Investment securities	1,345,689	1,265,046	61,063	1,197,211	6,772
Loans	5,289,809	4,976,272	—	—	4,976,272
Accrued interest receivable	23,518	23,518	410	4,425	18,683

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,938,226	1,938,226	1,938,226	—	—
Interest-bearing demand and savings and money market	3,578,742	3,578,742	3,578,742	—	—
Time	1,028,021	1,020,979	—	—	1,020,979
Long-term debt	131,466	126,705	—	—	126,705
Accrued interest payable	8,755	8,755	109	—	8,646

(dollars in thousands)				Fair Value Measurement Using
June 30, 2025	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,350,411	$—	$1,314	$—	$1,314	$—
Standby letters of credit and financial guarantees written	2,520	—	38	—	38	—

Derivatives:
Back-to-back swap agreements:
Assets	61,525	3,321	3,321	—	—	3,321
Liabilities	(61,525)	(3,321)	(3,321)	—	—	(3,321)
Risk participation agreements	34,750	—	—	—	—	—
Interest rate swap agreements	114,580	4,890	4,890	—	4,890	—

(dollars in thousands)			Fair Value Measurement Using
December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$77,774	$77,774	$77,774	$—	$—
Interest-bearing deposits in other financial institutions	303,167	303,167	303,167	—	—
Investment securities	1,334,588	1,244,339	59,498	1,177,994	6,847
Loans held for sale	5,662	5,662	—	5,662	—
Loans	5,332,852	4,916,765	—	—	4,916,765
Accrued interest receivable	23,378	23,378	462	4,607	18,309

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,888,937	1,888,937	1,888,937	—	—
Interest-bearing demand and savings and money market	3,667,889	3,667,889	3,667,889	—	—
Time	1,087,185	1,079,275	—	—	1,079,275
Long-term debt	156,345	153,760	—	—	153,760
Accrued interest payable	10,051	10,051	113	—	9,938

(dollars in thousands)				Fair Value Measurement Using
December 31, 2024	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,219,537	$—	$1,167	$—	$1,167	$—
Standby letters of credit and financial guarantees written	2,702	—	41	—	41	—

Derivatives:
Back-to-back swap agreements:
Assets	50,202	3,840	3,840	—	—	3,840
Liabilities	(50,202)	(3,840)	(3,840)	—	—	(3,840)
Interest rate lock commitments	469	(4)	(4)	—	(4)	—
Forward sale commitments	4,909	46	46	—	46	—
Risk participation agreements	35,183	—	—	—	—	—
Interest rate swap agreements	115,545	8,382	8,382	—	8,382	—

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

During the year ended December 31, 2024, the Company transferred its interest rate swap from Level 3 to Level 2 of the fair value hierarchy. The transfer was due to a change in the methodology used. There were no transfers of financial assets and liabilities into and out of Level 3 of the fair value hierarchy during the three months and six months ended June 30, 2025.

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

(dollars in thousands)		Fair Value at Reporting Date Using
June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$114,776	$—	$108,675	$6,101
U.S. Treasury and other government-sponsored entities and agencies	101,415	61,063	40,352	—
Collateralized loan obligations	40,916	—	40,916	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	422,068	—	422,068	—
Residential - Non-government agencies	16,139	—	15,468	671
Commercial - U.S. government-sponsored entities and agencies	68,304	—	68,304	—
Commercial - Non-government agencies	1,595	—	1,595	—
Total available-for-sale investment securities	765,213	61,063	697,378	6,772

Derivatives:
Interest rate swap agreements	4,890	—	4,890	—
Total derivatives	4,890	—	4,890	—
Total	$770,103	$61,063	$702,268	$6,772

(dollars in thousands)		Fair Value at Reporting Date Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$116,833	$—	$110,668	$6,165
U.S. Treasury and other government-sponsored entities and agencies	81,200	59,498	21,702	—
Collateralized loan obligations	31,140	—	31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	414,471	—	414,471	—
Residential - Non-government agencies	16,926	—	16,244	682
Commercial - U.S. government-sponsored entities and agencies	67,161	—	67,161	—
Commercial - Non-government agencies	9,927	—	9,927	—
Total available-for-sale investment securities	737,658	59,498	671,313	6,847

Derivatives:
Interest rate lock commitments	(4)	—	(4)	—
Forward sale commitments	46	—	46	—
Interest rate swap agreements	8,382	—	8,382	—
Total derivatives	8,424	—	8,424	—
Total	$746,082	$59,498	$679,737	$6,847

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2024	$6,165	$682	$—	$6,847
Principal payments received	(129)	(12)	—	(141)
Unrealized net gain (loss) included in other comprehensive income	65	1	—	66
Balance at June 30, 2025	$6,101	$671	$—	$6,772

Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(120)	(12)	—	(132)
Unrealized net gain (loss) included in other comprehensive income	(62)	(8)	2,864	2,794
Balance at June 30, 2024	$6,254	$694	$9,304	$16,252

Based on a discounted cash flow model that calculates the present value of estimated future principal and interest payments, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.8 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively.

The weighted-average discount rate was used as the significant unobservable input in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 6.04%, 6.22% and 6.54% as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

There were no financial assets or liabilities measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

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

17. CONTINGENT LIABILITIES AND OTHER COMMITMENTS

The Company and its subsidiaries are involved in legal proceedings arising in the ordinary course of business. The outcome of these matters and the timing of ultimate resolution is inherently difficult to predict. Based on information currently available to us and after consultation with legal counsel, management believes the ultimate disposition of those matters will not have a material adverse effect on our financial condition or operations.

In the normal course of business there are outstanding contingent liabilities and other commitments such as unused loan commitment, unused letters of credit and items held for collections, which are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses as a result of these transactions and has a reserve for off-balance sheet credit exposures appropriately recorded in other liabilities on the Company's consolidated balance sheets.

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

While we believe that our forward-looking statements and the assumptions underlying them are reasonably based, such statements and assumptions are by their nature subject to risks and uncertainties, and thus could later prove to be inaccurate or incorrect. Accordingly, actual results could differ materially from those statements or projections for a variety of reasons. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•the effects of the persistence of current inflationary pressures, or the resurgence of elevated levels of inflation in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
•the impact of the current U.S. administration's recent economic policies, including international tariffs, and other cost-cutting initiatives;
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
•the adverse effects of pandemic viruses (and their variants), epidemics and other public health emergencies on local, national and international economies, including, but not limited to, the adverse impact on tourism and construction in the State of Hawaii, our borrowers, customers, third-party contractors, vendors and employees, as well as the effects of government programs and initiatives in response thereto;
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
•the costs and effects of legal and regulatory developments, including legal proceedings and lawsuits we are or may become subject to, or regulatory or other governmental inquiries and proceedings and the resolution thereof, the results of regulatory examinations or reviews and the effect of, and our ability to comply with, any regulations or regulatory orders or actions we are or may become subject to, and the effect of any recurring or special Federal Deposit Insurance Corporation ("FDIC") assessments;
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
•the effects of any potential or actual acquisitions or dispositions we may make or evaluate, and the related costs associated therewith, including re-engagement in any potential acquisition or disposition process;
•political instability;
•acts of war or terrorism or military conflicts domestically or internationally;
•changes in consumer spending, borrowings and savings habits;
•technological changes and developments;
•cybersecurity and data privacy breaches and the consequence therefrom, including those involving our third-party vendors or other service providers;
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
•our ability to successfully implement and achieve the objectives of potential future Banking-as-a-Service ("BaaS") initiatives, including adoption of the initiatives by customers and risks faced by any of our bank collaborations including reputational and regulatory risk;
•uncertainty regarding United States fiscal debt, deficit and budget matters; and
•our success at managing the risks involved in the foregoing items.

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

Central Pacific Bank is a full-service community bank with 27 branches and 55 ATMs located throughout the State of Hawaii as of June 30, 2025.

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

The Company identified a significant accounting policy, which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. As of June 30, 2025 and December 31, 2024, the significant accounting policy that we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses ("ACL") on loans. This is further described in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements for the year ended December 31, 2024, and the section titled "Critical Accounting Policies and Use of Estimates" in Management's Discussion and Analysis of Financial Condition and Operating Results included in the Company's 2024 Annual Report on Form 10-K.

Financial Summary

Net income for the three months ended June 30, 2025 was $18.3 million, or $0.67 per diluted share, compared to net income of $15.8 million, or $0.58 per diluted share for the three months ended June 30, 2024. Net income for the six months ended June 30, 2025 was $36.0 million, or $1.33 per diluted share, compared to net income of $28.8 million, or $1.06 per diluted share for the six months ended June 30, 2024.

During the three months ended June 30, 2025, the Company recorded a provision for credit losses of $5.0 million, compared to a provision of $2.2 million during the three months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded a provision for credit losses of $9.2 million, compared to a provision of $6.2 million during the six months ended June 30, 2024. The increase in the provision was primarily driven by the macro-economic forecast used in our current expected credit losses model, combined with higher off-balance sheet credit exposure related to new unfunded construction loan commitments.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure which excludes the provision for credit losses and income tax expense from net income, for the three months ended June 30, 2025 was $28.9 million, compared to $22.9 million for the three months ended June 30, 2024. The Company's PPNR for the six months ended June 30, 2025 was $55.6 million, compared to $43.7 million for the six months ended June 30, 2024. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), and basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized based on a 30/360 day convention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on average assets	1.00%	0.86%	0.98%	0.78%
Return on average shareholders’ equity	13.04	12.42	13.04	11.38
Basic earnings per share	$0.68	$0.58	$1.33	$1.06
Diluted earnings per share	0.67	0.58	1.33	1.06

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

Pre-Provision Net Revenue

The Company believes that PPNR, a non-GAAP financial measure, is useful as a tool to help evaluate the ability to provide for credit costs through operations. The following table presents a reconciliation of the Company's PPNR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP net income	$18,271	$15,817	$36,031	$28,762
Add: Income tax expense	5,605	4,835	10,396	8,809
Pre-tax income	23,876	20,652	46,427	37,571
Add: Provision for credit losses	4,987	2,239	9,159	6,175
PPNR (non-GAAP)	$28,863	$22,891	55,586	43,746

The higher PPNR in the second quarter of 2025 and six months ended June 30, 2025 were primarily due to higher net interest income of $7.9 million and $15.4 million, respectively, compared to the same year-ago periods. The higher net interest income was primarily due to higher average yields earned on interest-earning assets, combined with lower average rates paid on interest-bearing deposits.

Efficiency Ratio

A key measure of operating efficiency tracked by the Company is the efficiency ratio, which is derived from GAAP-based amounts, as is calculated by dividing total other operating expenses by total pre-provision revenue (net interest income plus total other operating income). The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental information that is important to a proper understanding of its business results and operating efficiency. The Company's efficiency ratio should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to the efficiency ratio presented by other companies.

The following table sets forth efficiency ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Total other operating expense	$43,946	$41,151	$86,018	$81,727

Net interest income	$59,796	$51,921	$117,495	$102,108
Total other operating income	13,013	12,121	24,109	23,365
Total revenue	$72,809	$64,042	$141,604	$125,473

Efficiency ratio (non-GAAP)	60.36%	64.26%	60.75%	65.14%

Our efficiency ratio in the second quarter of 2025 improved to 60.36%, compared to 64.26% in the year-ago quarter. Our efficiency ratio in the six months ended June 30, 2025 improved to 60.75%, compared to 65.14% in the same year-ago period.

The improvement in the efficiency ratio in the second quarter of 2025 and six months ended June 30, 2025, compared to the same year-ago periods, were primarily due to higher net interest income and other operating income, despite higher other operating expense.

Tangible Common Equity Ratio

The following table presents our tangible common equity ("TCE") ratio, a non-GAAP financial measure, which is calculated by dividing tangible common equity by tangible assets, as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Total shareholders' equity	$568,874	$538,385	$518,647
Less: Intangible assets	—	—	(1,414)
TCE (non-GAAP)	$568,874	$538,385	$517,233

Total assets	$7,369,567	$7,472,096	$7,386,952
Less: Intangible assets	—	—	(1,414)
Tangible assets (non-GAAP)	$7,369,567	$7,472,096	$7,385,538

TCE ratio (non-GAAP)	7.72%	7.21%	7.00%

Material Trends

The majority of our operations are concentrated in the State of Hawaii. As a result, our performance is significantly influenced by the strength of the real estate markets, the tourism industry, and the economic and environmental conditions in Hawaii, along with the effect of macroeconomic conditions. A favorable business environment is generally characterized by expanding gross state product, low unemployment and rising personal income, while an unfavorable business environment is characterized by the opposite.

According to preliminary statistics from the Hawaii Tourism Authority ("HTA"), a total of 4.9 million visitors arrived to the Hawaiian Islands during the six months ended June 30, 2025, mainly from the U.S. Mainland, up 2.0% from 4.8 million visitors in the same prior year period, but down 4.9% from 5.2 million visitors in the same period in the pre-pandemic and record year in 2019. The recovery of visitors from Japan remains slow and has continued to be offset by the strength of domestic travel. Average daily census visitors from Japan were down approximately 5.7% during the six months ended June 30, 2025, compared to the same prior year period, and were down by approximately 55.4% from the same period in 2019.

Total spending for visitors arriving in the six months ended June 30, 2025 was $10.95 billion, up 5.8% from $10.35 billion in the same period last year, and up by 23.6% from $8.86 billion in the same period in 2019.

According to a May 2025 report by the University of Hawaii Economic Research Organization ("UHERO"), total visitor arrivals by air are expected to be approximately 9.47 million in 2025, which is a decrease of approximately 2.2% from 9.69 million in 2024. Visitor spending is expected to decline by approximately 5.7% to $19.40 billion in 2025 from $20.58 billion in 2024.

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.8% in the month of June 2025, compared to 2.9% in the month of June 2024 and the national seasonally adjusted unemployment rate of 4.1% in the month of June 2025. UHERO projects Hawaii's seasonally adjusted annual unemployment rate to remain low at approximately 3.1% in 2025.

Hawaii's economy is measured by the growth of real personal income and real gross state product. UHERO projects real personal income to grow by 0.9% and real gross state product to grow by 1.1% in 2025.

UHERO's forecasts were updated to reflect the current U.S. administration's recent economic policies, including tariffs, and other cost-cutting initiatives. However, the impact of these economic policies and cost-cutting initiatives remains uncertain and could slow growth and/or have negative impacts to Hawaii's economy.

Real estate lending is one of the primary focuses for the Company, including residential mortgage and commercial mortgage loans. As a result, the Company is dependent on the strength of Hawaii's real estate market. The Hawaii housing market overall remained strong in the first half of 2025 despite some mixed results. According to the Honolulu Board of Realtors, sales of Oahu single-family homes in the six months ended June 30, 2025 were down 2.1%, while sales of Oahu condominiums were down 6.0% from the same prior year period. The Oahu single-family home median price in the six months ended June 30, 2025 rose by 6.0% to $1.2 million from $1.1 million in the same prior year period. The Oahu condominium median price in the six months ended June 30, 2025 declined by 0.5% to $507,000 from $510,000 in the same prior year period.

Changes in monetary policy, including changes in interest rates, could influence: (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, and (iv) the fair value of our assets and liabilities, among other things.

In an effort to rein in inflation, the FRB aggressively increased interest rates beginning in the first quarter of 2022, when the Federal Funds Rate target range was 0.00% to 0.25%. Over the following 18 months, the FRB raised the rate by more than five percentage points, reaching a 22-year high of 5.25% to 5.50%. The rate remained the same until September 2024, when the Federal Open Market Committee ("FOMC") lowered the target range by 50 basis points ("bp" or "bps") to 4.75% to 5.00%, reflecting increased confidence that inflation was sustainably moving towards the 2% target. Additional 25 bps cuts followed in November and December 2024, bringing the target range to 4.25% to 4.50% by year-end.

Through June 2025, the FOMC has maintained the Federal Funds Rate at that level. However, based on recent economic data and continued progress on inflation, the FOMC has signaled that it anticipates two additional rate cuts in the latter half of 2025, assuming current trends continue.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three and six months ended June 30, 2025 and 2024 is presented below. Net interest margin is defined as annualized net interest income, on a taxable-equivalent basis using a federal statutory tax rate of 21%, as a percentage of average interest earning assets.

(dollars in thousands)	Three Months Ended June 30,
	2025			2024			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$134,270	4.43%	$1,484	$162,393	5.46%	$2,203	$(28,123)	(1.03)%	$(719)
Investment securities:
Taxable (1)	1,379,213	2.86	9,871	1,335,100	2.54	8,466	44,113	0.32	1,405
Tax-exempt (1) (2)	139,103	2.58	897	142,268	2.13	757	(3,165)	0.45	140
Total investment securities	1,518,316	2.84	10,768	1,477,368	2.50	9,223	40,948	0.34	1,545
Loans, including loans held for sale	5,307,946	4.96	65,668	5,385,829	4.80	64,422	(77,883)	0.16	1,246
FHLB and FRB stock	24,565	6.33	388	6,925	8.71	151	17,640	(2.38)	237
Total interest earning assets	6,985,097	4.49	78,308	7,032,515	4.34	75,999	(47,418)	0.15	2,309
Noninterest-earning assets	329,047			306,199			22,848
Total assets	$7,314,144			$7,338,714			$(24,570)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,357,049	0.13%	$443	$1,273,901	0.15%	$490	$83,148	(0.02)%	$(47)
Savings and money market deposits	2,275,799	1.48	8,414	2,221,754	1.63	8,977	54,045	(0.15)	(563)
Time deposits up to $250,000	439,738	2.32	2,546	555,809	3.29	4,548	(116,071)	(0.97)	(2,002)
Time deposits over $250,000	603,652	3.37	5,070	703,280	4.36	7,625	(99,628)	(0.99)	(2,555)
Total interest-bearing deposits	4,676,238	1.41	16,473	4,754,744	1.83	21,640	(78,506)	(0.42)	(5,167)
FHLB advances and other short-term borrowings	—	—	—	66	5.60	1	(66)	(5.60)	(1)
Long-term debt	131,431	5.65	1,851	156,188	5.86	2,278	(24,757)	(0.21)	(427)
Total interest-bearing liabilities	4,807,669	1.53	18,324	4,910,998	1.96	23,919	(103,329)	(0.43)	(5,595)
Noninterest-bearing deposits	1,827,225			1,788,023			39,202
Other liabilities	119,002			130,186			(11,184)
Total liabilities	6,753,896			6,829,207			(75,311)
Total equity	560,248			509,507			50,741
Total liabilities and equity	$7,314,144			$7,338,714			$(24,570)

Net interest income (taxable-equivalent)			59,984			52,080			7,904
Taxable-equivalent adjustment			(188)			(159)			(29)
Net interest income (GAAP)			$59,796			$51,921			$7,875

Interest rate spread		2.96%			2.38%			0.58%

Net interest margin (taxable-equivalent)		3.44%			2.97%			0.47%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $60.0 million for the second quarter of 2025, representing an increase of $7.9 million, or 15.2% from $52.1 million in the year-ago quarter. The increase in net interest income from the year-ago quarter was primarily due to higher average yields earned on loans and investment securities, combined with lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits. These positive variances were partially offset by a decline in average loans.

Interest Income

Taxable-equivalent interest income was $78.3 million for the second quarter of 2025, representing an increase of $2.3 million, or 3.0%, from $76.0 million in the year-ago quarter. The increase during the second quarter of 2025, compared to the year-ago quarter was primarily attributable to an increase in average yield earned on loans of 16 bps, resulting in an increase in interest income of approximately $2.2 million, and an increase in average yield earned on investment securities of 34 bps, resulting in an increase in interest income of approximately $1.3 million. These increases were partially offset by decreases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in an decrease in interest income of approximately $0.7 million, and a decrease in average loan balances of $77.9 million, resulting in a decrease in interest income of approximately $0.9 million.

Interest Expense

Interest expense was $18.3 million for the second quarter of 2025, representing a decrease of $5.6 million, or 23.4%, from $23.9 million in the year-ago quarter. Average interest-bearing deposits decreased by $78.5 million, resulting in a decrease in interest expense of approximately $1.8 million. Average rates paid on interest-bearing deposits of 1.41% decreased by 42 bps from the year-ago quarter, resulting in a decrease in interest expense of approximately $3.4 million. In addition, interest expense on long-term debt decreased by $0.4 million, primarily due to payoff of a $25.0 million FHLB long-term advance during the first quarter of 2025.

Net Interest Margin

Our net interest margin of 3.44% for the second quarter of 2025 increased by 47 bps from 2.97% in the year-ago quarter. The increase in net interest margin for the second quarter of 2025 was primarily attributable to increases in average yields earned on loans and investment securities, combined with the decrease in average rates paid on interest-bearing deposits.

(dollars in thousands)	Six Months Ended June 30,
	2025			2024			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$169,991	4.43%	$3,738	$213,905	5.47%	$5,814	$(43,914)	(1.04)%	$(2,076)
Investment securities:
Taxable (1)	1,377,957	2.86	19,672	1,329,879	2.36	15,677	48,078	0.50	3,995
Tax-exempt (1) (2)	139,345	2.57	1,794	142,549	2.23	1,586	(3,204)	0.34	208
Total investment securities	1,517,302	2.83	21,466	1,472,428	2.34	17,263	44,874	0.49	4,203
Loans, including loans held for sale	5,309,768	4.92	129,787	5,393,193	4.74	127,241	(83,425)	0.18	2,546
FHLB and FRB stock	22,541	6.32	712	6,863	7.49	257	15,678	(1.17)	455
Total interest earning assets	7,019,602	4.46	155,703	7,086,389	4.26	150,575	(66,787)	0.20	5,128
Noninterest-earning assets	331,655			307,799			23,856
Total assets	$7,351,257			$7,394,188			$(42,931)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,356,209	0.13%	$895	$1,285,383	0.15%	$989	$70,826	(0.02)%	$(94)
Savings and money market deposits	2,310,429	1.51	17,276	2,220,002	1.58	17,420	90,427	(0.07)	(144)
Time deposits up to $250,000	448,557	2.42	5,377	550,044	3.25	8,887	(101,487)	(0.83)	(3,510)
Time deposits over $250,000	603,785	3.46	10,346	748,649	4.37	16,276	(144,864)	(0.91)	(5,930)
Total interest-bearing deposits	4,718,980	1.45	33,894	4,804,078	1.82	43,572	(85,098)	(0.37)	(9,678)
FHLB advances and other short-term borrowings	—	—	—	33	5.60	1	(33)	(5.60)	(1)
Long-term debt	141,758	5.60	3,937	156,159	5.87	4,561	(14,401)	(0.27)	(624)
Total interest-bearing liabilities	4,860,738	1.57	37,831	4,960,270	1.95	48,134	(99,532)	(0.38)	(10,303)
Noninterest-bearing deposits	1,813,142			1,797,212			15,930
Other liabilities	124,767			131,392			(6,625)
Total liabilities	6,798,647			6,888,874			(90,227)
Total equity	552,610			505,314			47,296
Total liabilities and equity	$7,351,257			$7,394,188			$(42,931)

Net interest income (taxable-equivalent)			117,872			102,441			15,431
Taxable-equivalent adjustment			(377)			(333)			(44)
Net interest income (GAAP)			$117,495			$102,108			$15,387

Interest rate spread		2.89%			2.31%			0.58%

Net interest margin (taxable-equivalent)		3.37%			2.90%			0.47%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $117.9 million for the six months ended June 30, 2025, representing an increase of $15.4 million or 15.1% from $102.4 million in the six months ended June 30, 2024. The increase from the year-ago period was primarily due to higher average yields earned on loans and investment securities, combined with lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits. These positive variances were partially offset by a decline in average loans.

Interest Income

Taxable-equivalent interest income was $155.7 million for the six months ended June 30, 2025, representing an increase of $5.1 million, or 3.4%, from $150.6 million in the year-ago period. The increase was primarily attributable to increases in average yields earned on loans and investment securities of 18 bps and 49 bps, respectively, resulting in increases in interest income of approximately $4.6 million and $3.7 million, respectively. The increase in the average yield earned on investment securities was partially attributable to higher income from an interest rate swap that became effective on March 31, 2024 of $0.7 million, compared to the same prior year period. These increases were partially offset by a decrease in average loan balances of $83.4 million during the six months ended June 30, 2025, compared to the year-ago period, resulting in a decrease in interest income of approximately $2.1 million. In addition, the decrease in average balance and yield earned on interest-bearing deposits in other financial institutions of $43.9 million and 104 bps, respectively, resulted in a decrease in interest income of approximately $2.1 million.

Interest Expense

Interest expense was $37.8 million for the six months ended June 30, 2025, which decreased by $10.3 million, or 21.4%, from $48.1 million in the year-ago period. Average rates paid on interest-bearing deposits of 1.45% decreased by 37 bps and average interest-bearing deposit balances decreased by $85.1 million from the year-ago period, resulting in decreases in interest expense of approximately $5.6 million and $4.1 million, respectively.

Net Interest Margin

Our net interest margin of 3.37% for the six months ended June 30, 2025 increased by 47 bps from 2.90% in the year-ago period. As previously discussed, the increase in net interest margin for the six months ended June 30, 2025 compared to the year-ago period was primarily attributable to the aforementioned increases in average yields earned on loans and investment securities, combined with a decline in average rates paid on interest-bearing deposits and long-term debt.

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

	Three Months Ended June 30, 2025 Compared To June 30, 2024			Six Months Ended June 30, 2025 Compared To June 30, 2024
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$(378)	$(341)	$(719)	$(1,196)	$(880)	$(2,076)
Investment securities:
Taxable (1)	284	1,121	1,405	565	3,430	3,995
Tax-exempt (1) (2)	(17)	157	140	(35)	243	208
Total investment securities	267	1,278	1,545	530	3,673	4,203
Loans, including loans held for sale	(917)	2,163	1,246	(2,052)	4,598	2,546
FHLB and FRB stock	383	(146)	237	587	(132)	455
Total interest earning assets	(645)	2,954	2,309	(2,131)	7,259	5,128

Interest-bearing liabilities:
Interest-bearing demand deposits	28	(75)	(47)	50	(144)	(94)
Savings and money market deposits	234	(797)	(563)	691	(835)	(144)
Time deposits up to $250,000	(946)	(1,056)	(2,002)	(1,649)	(1,861)	(3,510)
Time deposits over $250,000	(1,075)	(1,480)	(2,555)	(3,175)	(2,755)	(5,930)
Total interest-bearing deposits	(1,759)	(3,408)	(5,167)	(4,083)	(5,595)	(9,678)
FHLB advances and other short-term borrowings	(1)	—	(1)	(1)	—	(1)
Long-term debt	(359)	(68)	(427)	(430)	(194)	(624)
Total interest-bearing liabilities	(2,119)	(3,476)	(5,595)	(4,514)	(5,789)	(10,303)

Net interest income (taxable-equivalent)	$1,474	$6,430	$7,904	$2,383	$13,048	$15,431

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating income:
Mortgage banking income	$744	$1,040	$(296)	-28.5%
Service charges on deposit accounts	2,124	2,135	(11)	-0.5
Other service charges and fees	5,957	5,869	88	1.5
Income from fiduciary activities	1,501	1,449	52	3.6
Income from bank-owned life insurance	2,260	1,234	1,026	83.1
Other:
Equity in earnings of unconsolidated entities	32	49	(17)	-34.7
Income recovered on previously charged-off loans	57	43	14	32.6
Other recoveries	23	20	3	15.0
Unrealized gains on loans held for sale	3	(17)	20	-117.6
Commissions on sale of checks	81	69	12	17.4
Other	231	230	1	0.4
Total other operating income	$13,013	$12,121	$892	7.4

For the second quarter of 2025, total other operating income was $13.0 million, which increased by $0.9 million, or 7.4%, from $12.1 million in the year-ago quarter. The increase from the same year-ago quarter was primarily due to higher income from bank-owned life insurance ("BOLI") of $1.0 million, partially offset by lower mortgage banking income of $0.3 million. The higher income from BOLI was primarily attributable to volatile equity market returns and their impact on corporate-owned life insurance ("COLI") policies used to hedge deferred compensation expense.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating income:
Mortgage banking income	$1,341	$1,653	$(312)	-18.9%
Service charges on deposit accounts	4,271	4,238	33	0.8
Other service charges and fees	11,723	11,130	593	5.3
Income from fiduciary activities	3,125	2,884	241	8.4
Income from bank-owned life insurance	2,757	2,756	1	—
Other:
Equity in earnings of unconsolidated entities	33	(31)	64	-206.5
Income recovered on previously charged-off loans	93	95	(2)	-2.1
Other recoveries	53	44	9	20.5
Unrealized gains on loans held for sale	78	(17)	95	-558.8
Commissions on sale of checks	156	147	9	6.1
Other	479	466	13	2.8
Total other operating income	$24,109	$23,365	$744	3.2

For the six months ended June 30, 2025, total other operating income was $24.1 million, which increased by $0.7 million, or 3.2%, from $23.4 million in the year-ago period. The increase from the same year-ago period was primarily due to higher other service charges and fees of $0.6 million, and income from fiduciary activities of $0.2 million, partially offset by lower mortgage banking income of $0.3 million. The higher other service charges and fees was attributable to higher investment services fees and ATM and debit card fees.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$22,696	$21,246	$1,450	6.8%
Net occupancy	4,253	4,597	(344)	-7.5
Computer software	5,320	4,381	939	21.4
Legal and professional services	2,873	2,506	367	14.6
Equipment	950	995	(45)	-4.5
Advertising	832	901	(69)	-7.7
Communication	901	657	244	37.1
Other:
SERP expense	114	108	6	5.6
Charitable contributions	177	129	48	37.2
FDIC insurance assessment	845	922	(77)	-8.4
Miscellaneous loan expenses	351	434	(83)	-19.1
ATM and debit card expenses	838	847	(9)	-1.1
Armored car expenses	464	458	6	1.3
Entertainment and promotions	530	428	102	23.8
Stationery and supplies	208	210	(2)	-1.0
Directors’ fees and expenses	567	263	304	115.6
Directors' deferred compensation plan expense	260	204	56	27.5
Amortization and impairment of intangible assets	—	23	(23)	-100.0
Loss (gain) on disposal of fixed assets	—	13	(13)	-100.0
Other	1,767	1,829	(62)	-3.4
Total other operating expense	$43,946	$41,151	$2,795	6.8

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.
For the second quarter of 2025, total other operating expense was $43.9 million, which increased by $2.8 million, or 6.8%, from $41.2 million in the year-ago quarter. The increase from the same year-ago quarter was primarily due to higher salaries and employee benefits of $1.5 million, computer software of $0.9 million, legal and professional services of $0.4 million, and directors' fees of $0.3 million. The higher salaries and employee benefits was primarily due to higher deferred compensation expense.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$44,515	$41,981	$2,534	6.0%
Net occupancy	8,645	9,197	(552)	-6.0
Computer software	10,034	8,668	1,366	15.8
Legal and professional services	5,671	4,826	845	17.5
Equipment	2,032	2,005	27	1.3
Advertising	1,719	1,815	(96)	-5.3
Communication	1,934	1,494	440	29.5
Other:
SERP expense	228	216	12	5.6
Charitable contributions	323	328	(5)	-1.5
FDIC insurance assessment	1,695	1,881	(186)	-9.9
Miscellaneous loan expenses	649	709	(60)	-8.5
ATM and debit card expenses	1,694	1,771	(77)	-4.3
Armored car expenses	889	941	(52)	-5.5
Entertainment and promotions	834	834	—	—
Stationery and supplies	378	382	(4)	-1.0
Directors’ fees and expenses	868	601	267	44.4
Directors' deferred compensation plan expense	(7)	342	(349)	-102.0
Amortization and impairment of intangible assets	—	47	(47)	-100.0
Loss (gain) on disposal of fixed assets	—	16	(16)	-100.0
Other	3,917	3,673	244	6.6
Total other operating expense	$86,018	$81,727	$4,291	5.3

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

For the six months ended June 30, 2025, total other operating expense was $86.0 million and increased by $4.3 million, or 5.3%, from $81.7 million in the same year-ago period. The increase from the same year-ago period was primarily due to higher salaries and employee benefits of $2.5 million, computer software expense of $1.4 million, and legal and professional services of $0.8 million, partially offset by lower net occupancy expense of $0.6 million.

Income Taxes

The Company recorded income tax expense of $5.6 million for the second quarter of 2025, compared to $4.8 million in the same year-ago period. The Company recorded income tax expense of $10.4 million for the six months ended June 30, 2025, compared to $8.8 million in the same year-ago period.

The effective tax rate ("ETR") for the second quarter of 2025 was 23.48%, compared to 23.41% in the same year-ago quarter. The ETR for the six months ended June 30, 2025 was 22.39%, compared to 23.45% in the same year-ago period.

The increase in income tax expense for the three and six months ended June 30, 2025 was primarily attributable to higher pre-tax income compared to the same year-ago periods. The decrease in the effective tax rate in the six months ended June 30, 2025 was primarily attributable to higher low-income housing tax credits recognized, compared to the same year-ago period.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $21.1 million and $17.8 million as of June 30, 2025 and December 31, 2024, respectively, and was included in other assets on our consolidated balance sheets.

The valuation allowance on our net deferred tax assets ("DTA") as of June 30, 2025 and December 31, 2024 totaled $3.1 million and $3.1 million, respectively, which related entirely to our DTA from net apportioned net operating loss ("NOL")

carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient income in California to utilize the DTA.

Financial Condition

Total assets were $7.37 billion as of June 30, 2025 and decreased by $102.5 million, or 1.4%, from $7.47 billion as of December 31, 2024 primarily due to declines in loans, interest-bearing deposits in other financial institutions, total deposits and long-term borrowings, partially offset by increases in investment securities and FRB stock.

Investment Securities

Investment securities totaled $1.35 billion as of June 30, 2025, which increased by $11.1 million, or 0.8%, from $1.33 billion as of December 31, 2024. The increase in the investment securities portfolio reflected purchases of $50.6 million and an increase in the market valuation on the AFS portfolio of $21.0 million, partially offset by principal runoff of $60.5 million.

Loans

The following table presents outstanding loans by class and geographic location as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Hawaii:
Commercial and industrial	$455,372	$430,167	$25,205	5.9%
Real estate:
Construction	172,382	145,182	27,200	18.7
Residential mortgage	1,851,690	1,892,520	(40,830)	(2.2)
Home equity	627,834	676,982	(49,148)	(7.3)
Commercial mortgage	1,161,244	1,165,060	(3,816)	(0.3)
Consumer	224,085	274,712	(50,627)	(18.4)
Total loans	4,492,607	4,584,623	(92,016)	(2.0)
Less: ACL	(44,372)	(45,967)	1,595	(3.5)
Loans, net of ACL	$4,448,235	$4,538,656	$(90,421)	(2.0)

U.S. Mainland:
Commercial and industrial	$152,758	$176,769	$(24,011)	(13.6)
Real estate:
Construction	17,626	29	17,597	60,679.3	*
Commercial mortgage	379,279	335,620	43,659	13.0
Consumer	247,539	235,811	11,728	5.0
Total loans	797,202	748,229	48,973	6.5
Less: ACL	(15,239)	(13,215)	(2,024)	15.3
Loans, net of ACL	$781,963	$735,014	$46,949	6.4

Total:
Commercial and industrial	$608,130	$606,936	$1,194	0.2
Real estate:
Construction	190,008	145,211	44,797	30.8
Residential mortgage	1,851,690	1,892,520	(40,830)	(2.2)
Home equity	627,834	676,982	(49,148)	(7.3)
Commercial mortgage	1,540,523	1,500,680	39,843	2.7
Consumer	471,624	510,523	(38,899)	(7.6)
Total loans	5,289,809	5,332,852	(43,043)	(0.8)
Less: ACL	(59,611)	(59,182)	(429)	0.7
Loans, net of ACL	$5,230,198	$5,273,670	$(43,472)	(0.8)

* Not meaningful.

The Company strategically supplements its Hawaii loan portfolio by selectively pursuing commercial, commercial real estate, and consumer loan opportunities on the U.S. Mainland. This approach offers greater growth potential, increased diversification, and the possibility of higher yields, all while upholding the Company's rigorous credit standards and underwriting guidelines.

Loans, net of deferred costs, totaled $5.29 billion as of June 30, 2025, which decreased by $43.0 million, or 0.8%, from $5.33 billion as of December 31, 2024. The decrease was primarily due to decreases in home equity of $49.1 million, residential mortgage of $40.8 million, and consumer of $38.9 million. These decreases were partially offset by increases in construction of $44.8 million, commercial mortgage of $39.8 million, and commercial and industrial of $1.2 million.

The Hawaii loan portfolio decreased by $92.0 million, or 2.0%, from December 31, 2024. The decrease reflected decreases in consumer of $50.6 million, home equity of $49.1 million, residential mortgage of $40.8 million, and commercial mortgage of $3.8 million. These decreases were partially offset by increases in construction of $27.2 million and commercial and industrial of $25.2 million. During the three months ended March 31, 2025, the Company identified and reclassified $58.3 million in

Hawaii consumer loans to the Hawaii commercial and industrial loan class as the loans' structure and characteristics more closely aligned with loans in the commercial and industrial class.

The U.S. Mainland loan portfolio increased by $49.0 million, or 6.5%, from December 31, 2024. The increase was primarily attributable to increases in commercial mortgage of $43.7 million, construction of $17.6 million, and consumer of $11.7 million, partially offset by a decrease in commercial and industrial of $24.0 million.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at June 30, 2025. Maturities are based on contractual maturity dates and do not factor in principal amortization.

	Maturing
(dollars in thousands)	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
Commercial and industrial:
With fixed interest rates	$5,849	$163,297	$95,628	$—	$264,774	43.5%
With variable interest rates	34,352	216,391	36,165	56,448	343,356	56.5%
Total commercial and industrial	40,201	379,688	131,793	56,448	608,130	100.0%

Construction:
With fixed interest rates	1,059	21,992	21,601	—	$44,652	23.5%
With variable interest rates	86,154	39,876	18,063	1,263	145,356	76.5%
Total construction	87,213	61,868	39,664	1,263	190,008	100.0%

Residential mortgage:
With fixed interest rates	1,504	14,456	230,120	1,311,964	$1,558,044	84.1%
With variable interest rates	720	2,245	18,329	272,352	293,646	15.9%
Total residential mortgage	2,224	16,701	248,449	1,584,316	1,851,690	100.0%

Home equity:
With fixed interest rates	—	19,046	34,517	31,468	$85,031	13.5%
With variable interest rates	2,003	7,920	18,922	513,958	542,803	86.5%
Total home equity	2,003	26,966	53,439	545,426	627,834	100.0%

Commercial mortgage:
With fixed interest rates	28,837	408,240	348,064	—	$785,141	51.0%
With variable interest rates	93,705	475,463	186,214	—	755,382	49.0%
Total commercial mortgage	122,542	883,703	534,278	—	1,540,523	100.0%

Consumer:
With fixed interest rates	10,725	304,216	50,072	72,856	$437,869	92.8%
With variable interest rates	4,492	1,935	—	27,328	33,755	7.2%
Total consumer	15,217	306,151	50,072	100,184	471,624	100.0%

Loans:
With fixed interest rates	$47,974	$931,247	$780,002	$1,416,288	$3,175,511	60.0%
With variable interest rates	221,426	743,830	277,693	871,349	2,114,298	40.0%
Total loans	$269,400	$1,675,077	$1,057,695	$2,287,637	$5,289,809	100.0%

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$110	$414	$(304)	(73.4)%
Real estate:
Residential mortgage	12,327	9,044	3,283	36.3
Home equity	1,889	952	937	98.4
Consumer	569	608	(39)	(6.4)
Total nonaccrual loans	14,895	11,018	3,877	35.2
Other real estate owned ("OREO")	—	—	—	N.M.
Total NPAs	14,895	11,018	3,877	35.2

Accruing Loans 90+ Days Past Due
Real estate:
Residential mortgage	1,625	323	1,302	403.1
Home equity	21	78	(57)	(73.1)
Consumer	418	373	45	12.1
Total accruing loans 90+ days past due	2,064	774	1,290	166.7
Total NPAs and accruing loans 90+ days past due	$16,959	$11,792	$5,167	43.8

Ratio of nonaccrual loans to total loans	0.28%	0.21%		0.07%
Ratio of NPAs to total assets	0.20%	0.15%		0.05%
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.32%	0.22%		0.10%
Ratio of classified assets and OREO to tier 1 capital and ACL	8.01%	3.17%		4.84%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2024	$11,018
Additions	8,276
Reductions:
Payments	(1,199)
Return to accrual status	(1,419)
Charge-offs, valuation and other adjustments	(1,781)
Total reductions	(4,399)
Net increase	3,877
Balance at June 30, 2025	$14,895

Nonperforming assets totaled $14.9 million, or 0.20% of total assets as of June 30, 2025, compared to $11.0 million, or 0.15% of total assets as of December 31, 2024. The increase in nonperforming assets from December 31, 2024 was primarily attributable to additions to nonaccrual loans totaling $8.3 million, partially offset by $1.2 million in repayments of nonaccrual loans, $1.4 million in loans returned to accrual status and $1.8 million in net charge-offs, valuation and other adjustments.

Criticized loans as of June 30, 2025 increased by $62.2 million from December 31, 2024 to $95.0 million, or 1.8% of the total loan portfolio. Special mention loans increased by $23.9 million to $32.5 million, or 0.6% of the total loan portfolio. Classified loans increased by $38.2 million to $62.5 million, or 1.2% of the total loan portfolio. The increase in criticized loans was primarily due to the downgrade of a commercial real estate participation loan to special mention and an owner-occupied commercial real estate loan to classified during the second quarter of 2025. Both loans are performing and are adequately collateralized.

The Company's ratio of classified assets and other real estate owned to tier 1 capital and the ACL was 8.01% as of June 30, 2025, which increased from 3.17% as of December 31, 2024.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$60,469	$63,532	$59,182	$63,934

Provision for credit losses on loans	3,810	2,448	7,715	6,569

Charge-offs:
Commercial and industrial	(2,858)	(519)	(3,438)	(1,201)
Real estate:
Residential mortgage	—	(284)	—	(284)
Consumer	(2,864)	(4,345)	(5,841)	(9,183)
Total charge-offs	(5,722)	(5,148)	(9,279)	(10,668)

Recoveries:
Commercial and industrial	195	130	366	220
Real estate:
Construction	3	—	3	—
Residential mortgage	7	9	17	17
Home equity	9	—	12	6
Consumer	840	1,254	1,595	2,147
Total recoveries	1,054	1,393	1,993	2,390
Net charge-offs	(4,668)	(3,755)	(7,286)	(8,278)
Balance at end of period	$59,611	$62,225	$59,611	$62,225

Average loans, net of deferred fees and costs	$5,307,946	$5,385,829	$5,309,768	$5,393,193
Ratio of annualized net charge-offs to average loans	0.35%	0.28%	0.27%	0.31%
Ratio of ACL to total loans	1.13%	1.16%	1.13%	1.16%
Ratio of ACL to nonaccrual loans	400%	607%	400%	607%

Our ACL on loans totaled $59.6 million as of June 30, 2025, compared to $59.2 million as of December 31, 2024 and $62.2 million as of June 30, 2024.

During the three months ended June 30, 2025, we recorded a provision for credit losses on loans of $3.8 million and net charge-offs of $4.7 million. During the three months ended June 30, 2024, we recorded a provision for credit losses on loans of $2.4 million and net charge-offs of $3.8 million.

During the six months ended June 30, 2025, we recorded a provision for credit losses on loans of $7.7 million and net charge-offs of $7.3 million. During the six months ended June 30, 2024, we recorded a provision for credit losses on loans of $6.6 million and net charge-offs of $8.3 million.

Our ratio of ACL to total loans was 1.13% as of June 30, 2025, compared to 1.11% as of December 31, 2024 and 1.16% as of June 30, 2024.

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

The following table presents the allocation of the ACL by loan class as of the dates indicated. Our practice is to make specific allocations on individually evaluated loans and general allocations to each loan class based on management's risk assessment and estimated loss rate.

	June 30, 2025			December 31, 2024
(dollars in thousands)	ACL for Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans	ACL for Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$7,240	12.1%	11.5%	$7,113	12.0%	11.4%
Real estate:
Construction	3,363	5.6%	3.6	2,316	3.9%	2.7
Residential mortgage	13,878	23.3%	35.0	15,267	25.8%	35.5
Home equity	1,049	1.8%	11.9	2,335	3.9%	12.7
Commercial mortgage	20,265	34.0%	29.1	18,882	31.9%	28.1
Consumer	13,816	23.2%	8.9	13,269	22.5%	9.6
Total	$59,611	100.0%	100.0%	$59,182	100.0%	100.0%

The following table presents the ratio of annualized net charge-offs (recoveries) to average loans by loan class for the periods presented .

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial and industrial	0.20%	0.03%	0.12%	0.04%
Real estate:
Residential mortgage	—	0.02	(0.01)	0.01
Consumer	0.15	0.23	0.16	0.26
Total	0.35%	0.28%	0.27%	0.31%

Deposits

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand deposits	$1,938,226	$1,888,937	$49,289	2.6%
Interest-bearing demand deposits	1,336,620	1,338,719	(2,099)	(0.2)
Savings and money market deposits	2,242,122	2,329,170	(87,048)	(3.7)
Time deposits up to $250,000	439,687	483,378	(43,691)	(9.0)
Core deposits	5,956,655	6,040,204	(83,549)	(1.4)
Other time deposits greater than $250,000	459,945	500,693	(40,748)	(8.1)
Government time deposits	128,389	103,114	25,275	24.5
Total time deposits greater than $250,000	588,334	603,807	(15,473)	(2.6)
Total deposits	$6,544,989	$6,644,011	$(99,022)	(1.5)

The Company's deposit portfolio is diversified and long-standing, reflecting a business model centered on fostering long-term customer relationships. As of June 30, 2025, approximately 53% of deposit customers have maintained accounts with the Bank for over a decade. Although primarily focused in Hawaii, the Company's deposit-gathering strategies extend beyond local markets through ongoing relationships with Japanese regional banks, corporations and non-resident alien individuals, who refer and deposit U.S. dollar funds with the Bank.

Total deposits of $6.54 billion as of June 30, 2025 decreased by $99.0 million, or 1.5%, from total deposits of $6.64 billion as of December 31, 2024. The decreases in savings and money market deposits of $87.0 million, time deposits up to $250,000 of $43.7 million, other time deposits greater than $250,000 of $40.7 million, and interest-bearing demand deposits of $2.1 million, were partially offset by increases in noninterest-bearing demand deposits of $49.3 million and government time deposits of $25.3 million. The Company did not have any wholesale, brokered or listing service deposits.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.96 billion as of June 30, 2025 and decreased by $83.5 million, from $6.04 billion as of December 31, 2024. Core deposits as a percentage of total deposits was 91.0% as of June 30, 2025, compared to 90.9% as of December 31, 2024.

Our average cost of total deposits was 102 bps during the second quarter of 2025, compared to 108 bps during the previous quarter, and 133 bps during the same year-ago quarter. Our average cost of total deposits was 105 bps during the six months ended June 30, 2025, compared to 133 bps during the same year-ago period.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Company reported estimated uninsured deposits of $2.67 billion, or 41% of total deposits in its FDIC Call Report as of June 30, 2025, compared to an estimated $2.82 billion, or 42% of total deposits as of December 31, 2024. The Company had fully collateralized deposits of approximately $288.9 million and $282.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company's estimated uninsured deposits, excluding fully collateralized deposits, totaled $2.39 billion, or 36% of total deposits as of June 30, 2025, compared to the estimated $2.54 billion, or 38% of total deposits as of December 31, 2024.

The following table presents the amount of time deposits in excess of the FDIC insurance limit of $250,000 by remaining maturity as of June 30, 2025:

(dollars in thousands)	June 30, 2025
Remaining maturity:
Three months or less	$361,395
Over three through twelve months	213,457
Over one year through three years	12,965
Over three years	517
Total	$588,334

Capital Resources

In order to ensure adequate levels of capital, we perform ongoing assessment of projected sources and uses of capital in conjunction with an analysis of the size and quality of our assets, the anticipated performance of our business, changes in monetary and fiscal policies, and the level of risk and regulatory capital requirements. As a part of this assessment, the Board of Directors reviews our capital position, including the call and maturity date of existing capital instruments, on an ongoing basis to ensure it is adequate, including, but not limited to, the need for raising additional capital (whether debt and/or equity), or the ability to return capital to our shareholders, including the ability to declare cash dividends or repurchase our securities.

Common Equity

Our total shareholders' equity was $568.9 million as of June 30, 2025, compared to $538.4 million as of December 31, 2024. The change in total shareholders' equity was primarily attributable to net income of $36.0 million and other comprehensive income of $12.8 million in the six months ended June 30, 2025, partially offset by cash dividends paid of $14.6 million, the repurchase of $4.7 million in shares of our common stock under our stock repurchase programs.

Our total shareholders' equity to total assets ratio was 7.72% as of June 30, 2025, compared to 7.21% as of December 31, 2024. Our book value per share was $21.08 and $19.89 as of June 30, 2025 and December 31, 2024, respectively.

Holding Company Capital Resources

CPF is required to act as a source of strength to the Bank under the Dodd-Frank Act. CPF is obligated to pay its expenses and payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on the Bank to pay dividends to fund its obligations. In order to meet its ongoing obligations, on a stand-alone basis, CPF had an available cash balance of $19.3 million and $23.0 million as of June 30, 2025 and December 31, 2024, respectively.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $218.8 million and $196.8 million as of June 30, 2025 and December 31, 2024, respectively.

Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will allow the Company to continue to pay dividends at the same rate, or at all, in the future. Our ability to pay cash dividends to our shareholders is subject to restrictions under federal and Hawaii law, including restrictions imposed by the FRB and covenants set forth in various agreements we are a party to, including covenants set forth in our junior subordinated debentures and subordinated notes.

Share Repurchases

In January 2025, the Company’s Board of Directors approved an authorization to repurchase up to $30.0 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2025 Repurchase Plan"), pursuant to a newly authorized share repurchase plan. The 2025 Repurchase Plan replaces and supersedes in its entirety the share repurchase plan previously approved by the Board of Directors.

During the six months ended June 30, 2025, the Company repurchased 180,393 shares of common stock, at an aggregate cost of $4.7 million under the 2025 Repurchase Plan. As of June 30, 2025, $25.3 million remained available for repurchase under the 2025 Repurchase Plan.

Trust Preferred Securities

As of June 30, 2025, the Company has two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities. The trust preferred securities, the underlying floating rate junior subordinated debentures that are the assets of Trusts IV and V, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. The Company exchanged the privately placed notes for registered notes with the same terms and in the same aggregate principal amount at the end of the fourth quarter of 2020. The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025 and will reset quarterly thereafter for the remaining five years to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 4.56%. The subordinated notes are callable quarterly after the first five years. The subordinated notes had a carrying value of $54.9 million as of June 30, 2025, which was net of unamortized debt issuance costs of $0.1 million that is being amortized over the expected life.

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

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. The leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for the Company and the Bank as of June 30, 2025 and December 31, 2024, were above the levels required for a "well capitalized" regulatory designation.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
June 30, 2025
Leverage capital	$720,200	9.6%	$299,157	4.0%	N/A	N/A
CET1 risk-based capital	670,200	12.6	239,348	4.5	N/A	N/A
Tier 1 risk-based capital	720,200	13.5	319,131	6.0	N/A	N/A
Total risk-based capital	838,824	15.8	425,508	8.0	N/A	N/A

December 31, 2024
Leverage capital	$704,045	9.3%	$301,967	4.0%	N/A	N/A
CET1 risk-based capital	654,045	12.3	239,366	4.5	N/A	N/A
Tier 1 risk-based capital	704,045	13.2	319,155	6.0	N/A	N/A
Total risk-based capital	820,796	15.4	425,540	8.0	N/A	N/A

Central Pacific Bank
June 30, 2025
Leverage capital	$751,553	10.1%	$298,658	4.0%	$373,322	5.0%
CET1 risk-based capital	751,553	14.1	239,058	4.5	345,305	6.5
Tier 1 risk-based capital	751,553	14.1	318,744	6.0	424,991	8.0
Total risk-based capital	815,177	15.3	424,991	8.0	531,239	10.0

December 31, 2024
Leverage capital	$731,155	9.7%	$301,410	4.0%	$376,763	5.0%
CET1 risk-based capital	731,155	13.8	238,814	4.5	344,953	6.5
Tier 1 risk-based capital	731,155	13.8	318,419	6.0	424,558	8.0
Total risk-based capital	792,906	14.9	424,558	8.0	530,698	10.0

[1] Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of June 30, 2025 and December 31, 2024, the Company and the Bank's risk-based capital exceeded the required CCB.

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

	June 30, 2025		December 31, 2024
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	3.30%	5.32%	3.03%	4.00%
+200 bps	2.22%	3.58%	1.91%	2.68%
+100 bps	1.14%	1.78%	0.84%	1.36%
-100 bps	(1.24)%	(2.51)%	(1.36)%	(2.21)%
-200 bps	(2.84)%	(5.46)%	(2.93)%	(4.74)%
-300 bps	(4.48)%	(8.53)%	(4.55)%	(7.41)%

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

Core deposits have historically provided us with a sizable source of relatively stable and low cost funds, but are subject to competitive pressure in our market. A significant portion of our deposits are granular, long-tenured, and relationship-based. In addition to core deposit funding, we also have access to a variety of other short-term and long-term funding sources, which include proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs, such as the FHLB, secured repurchase agreements and the Federal Reserve discount window.

As of June 30, 2025, the Company had $317.0 million in cash on its balance sheet and approximately $2.50 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17 - Contingent Liabilities and Other Commitments to the consolidated financial statements in Part I of this Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025, except as described below:

The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary, trade and interest rate policies. The current U.S. administration has and continues to implement significant and rapid changes in federal government operations and policies, including international trade policies, which may impact economic stability, the financial markets and the financial services industry broadly. Conditions such as an economic recession, stagflation, rising unemployment, the effects of tariffs, trade wars, inflationary prices, tax law changes and other factors beyond our control may adversely affect our asset quality, deposit levels, loan demand, demand for our products and services and the ability to manage costs associated with employees and vendors. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations.

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

During the three months ended June 30, 2025, the Company repurchased 103,077 shares of common stock, at a cost of $2.6 million or $25.00 per share, under the Company's 2025 Repurchase Plan.

As of June 30, 2025, $25.3 million in share repurchase authorization remained available for repurchase under the Company's 2025 Repurchase Plan. We cannot provide any assurance as to whether or not we will continue to repurchase common stock under our share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2025	87,661	$24.73	87,661	$25,737,724
May 1-31, 2025	9,987	26.81	9,000	25,497,207
June 1-30, 2025	6,416	25.93	6,416	25,330,845
Total	104,064	$25.00	103,077	25,330,845

[1] During the three months ended June 30, 2025, 987 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock during the three months ended June 30, 2025.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation, as amended, of the Registrant *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.

Date:	August 5, 2025	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)