Form 10-Q
period 2025-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2025-10-29
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 16, 2025 was 26,827,512 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and due from financial institutions	$102,859	$77,774
Interest-bearing deposits in other financial institutions	207,034	303,167
Investment securities:
Debt securities available-for-sale, at fair value	758,683	737,658
Debt securities held-to-maturity, at amortized cost; fair value of: $500,859 as of September 30, 2025 and $506,681 as of December 31, 2024	570,886	596,930
Total investment securities	1,329,569	1,334,588
Loans held for sale	1,557	5,662
Loans	5,367,202	5,332,852
Less: allowance for credit losses	(60,393)	(59,182)
Loans, net of allowance for credit losses	5,306,809	5,273,670
Premises and equipment, net	100,992	104,342
Accrued interest receivable	25,232	23,378
Investment in unconsolidated entities	52,987	52,417
Mortgage servicing rights, net	8,459	8,473
Bank-owned life insurance	179,743	176,216
Federal Home Loan Bank of Des Moines ("FHLB") and Federal Reserve Bank ("FRB") stock	25,215	6,929
Right-of-use lease assets	25,570	30,824
Other assets	55,452	74,656
Total assets	$7,421,478	$7,472,096
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,903,614	$1,888,937
Interest-bearing demand	1,340,725	1,338,719
Savings and money market	2,292,881	2,329,170
Time	1,040,464	1,087,185
Total deposits	6,577,684	6,644,011
Long-term debt, net of unamortized debt issuance costs	131,527	156,345
Lease liabilities	26,288	32,025
Accrued interest payable	8,604	10,051
Other liabilities	89,309	91,279
Total liabilities	6,833,412	6,933,711
Contingent liabilities and other commitments (see Note 17)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of September 30, 2025 and December 31, 2024	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 26,903,512 as of September 30, 2025 and 27,065,570 as of December 31, 2024	397,479	404,494
Additional paid-in capital	106,675	105,054
Retained earnings	175,968	143,259
Accumulated other comprehensive loss	(92,056)	(114,422)
Total equity	588,066	538,385
Total liabilities and equity	$7,421,478	$7,472,096

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$67,222	$65,469	$197,009	$192,710
Interest and dividends on investment securities:
Taxable investment securities	9,776	8,975	29,448	24,652
Tax-exempt investment securities	709	551	2,126	1,804
Interest on deposits in other financial institutions	1,857	2,775	5,595	8,589
Dividend income on FHLB and FRB stock	395	127	1,107	384
Total interest income	79,959	77,897	235,285	228,139
Interest expense:
Interest on deposits:
Demand	490	484	1,385	1,473
Savings and money market	8,898	10,235	26,174	27,655
Time	7,410	11,040	23,133	36,203
Interest on short-term borrowings	—	—	—	1
Interest on long-term debt	1,860	2,287	5,797	6,848
Total interest expense	18,658	24,046	56,489	72,180
Net interest income	61,301	53,851	178,796	155,959
Provision for credit losses	4,157	2,833	13,316	9,008
Net interest income after provision for credit losses	57,144	51,018	165,480	146,951
Other operating income:
Mortgage banking income	958	822	2,299	2,475
Service charges on deposit accounts	2,330	2,167	6,601	6,405
Other service charges and fees	6,472	5,947	18,195	17,077
Income from fiduciary activities	1,547	1,447	4,672	4,331
Income from bank-owned life insurance	1,879	1,897	4,636	4,653
Net loss on sales of investment securities	(30)	—	(30)	—
Other	351	454	1,243	1,158
Total other operating income	13,507	12,734	37,616	36,099
Other operating expense:
Salaries and employee benefits	24,749	22,299	69,264	64,280
Net occupancy	4,598	4,612	13,243	13,809
Computer software	5,151	4,590	15,185	13,258
Legal and professional services	2,669	2,460	8,340	7,286
Equipment	867	972	2,899	2,977
Advertising	730	889	2,449	2,704
Communication	791	740	2,725	2,234
Other	7,454	10,125	18,922	21,866
Total other operating expense	47,009	46,687	133,027	128,414
Income before income taxes	23,642	17,065	70,069	54,636
Income tax expense	5,068	3,760	15,464	12,569
Net income	$18,574	$13,305	$54,605	$42,067
Per common share data:
Basic earnings per share	$0.69	$0.49	$2.02	$1.55
Diluted earnings per share	$0.69	$0.49	$2.01	$1.55
Basic weighted average shares outstanding	26,968,163	27,064,035	27,014,059	27,054,737
Diluted weighted average shares outstanding	27,083,280	27,194,625	27,118,824	27,137,985

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$18,574	$13,305	$54,605	$42,067
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities	8,670	19,942	21,653	15,036
Reclassification adjustment for loss on sale of investment securities	22	—	22	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,339	1,413	3,787	3,993
Net change in fair value of derivatives	(429)	(3,177)	(3,096)	(946)
Supplemental Executive Retirement Plans	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	9,602	18,177	22,366	18,082
Comprehensive income	$28,176	$31,482	$76,971	$60,149

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	17,760	—	17,760
Other comprehensive income	—	—	—	—	—	10,857	10,857
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,327)	—	(7,327)
Common stock repurchased and retired and other related costs	(77,316)	—	(2,094)	—	—	—	(2,094)
Share-based compensation	73,335	—	—	(205)	—	—	(205)
Balance at March 31, 2025	27,061,589	—	402,400	104,849	153,692	(103,565)	557,376
Net income	—	—	—	—	18,271	—	18,271
Other comprehensive income	—	—	—	—	—	1,907	1,907
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,287)	—	(7,287)
Common stock repurchased and retired and other related costs	(103,077)	—	(2,577)	—	—	—	(2,577)
Share-based compensation	22,924	—	—	1,184	—	—	1,184
Balance at June 30, 2025	26,981,436	—	399,823	106,033	164,676	(101,658)	568,874
Net income	—	—	—	—	18,574	—	18,574
Other comprehensive income	—	—	—	—	—	9,602	9,602
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,282)	—	(7,282)
Common stock repurchased and retired and other related costs	(78,255)	—	(2,344)	—	—	—	(2,344)
Share-based compensation	331	—	—	642	—	—	642
Balance at September 30, 2025	26,903,512	$—	$397,479	$106,675	$175,968	$(92,056)	$588,066

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	12,945	—	12,945
Other comprehensive loss	—	—	—	—	—	(1,727)	(1,727)
Cash dividends paid ($0.26 per share)	—	—	—	—	(7,033)	—	(7,033)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	47,253	—	—	148	—	—	148
Balance at March 31, 2024	27,042,326	—	404,494	103,130	123,902	(124,323)	507,203
Net income	—	—	—	—	15,817	—	15,817
Other comprehensive income	—	—	—	—	—	1,632	1,632
Cash dividends paid ($0.26 per share)	—	—	—	—	(7,036)	—	(7,036)
Share-based compensation	21,318	—	—	1,031	—	—	1,031
Balance at June 30, 2024	27,063,644	—	404,494	104,161	132,683	(122,691)	518,647
Net income	—	—	—	—	13,305	—	13,305
Other comprehensive income	—	—	—	—	—	18,177	18,177
Cash dividends paid ($0.26 per share)	—	—	—	—	(7,037)	—	(7,037)
Share-based compensation	857	—	—	633	—	—	633
Balance at September 30, 2024	27,064,501	$—	$404,494	$104,794	$138,951	$(104,514)	$543,725

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	54,605	—	54,605
Other comprehensive income	—	—	—	—	—	22,366	22,366
Cash dividends paid ($0.81 per share)	—	—	—	—	(21,896)	—	(21,896)
Common stock repurchased and retired and other related costs	(258,648)	—	(7,015)	—	—	—	(7,015)
Share-based compensation	96,590	—	—	1,621	—	—	1,621
Balance at September 30, 2025	26,903,512	$—	$397,479	$106,675	$175,968	$(92,056)	$588,066

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$503,815
Net income	—	—	—	—	42,067	—	42,067
Other comprehensive income	—	—	—	—	—	18,082	18,082
Cash dividends paid ($0.78 per share)	—	—	—	—	(21,106)	—	(21,106)
Common stock repurchased and retired and other related costs	(49,960)	—	(945)	—	—	—	(945)
Share-based compensation	69,428	—	—	1,812	—	—	1,812
Balance at September 30, 2024	27,064,501	$—	$404,494	$104,794	$138,951	$(104,514)	$543,725

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$54,605	$42,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,316	9,008
Depreciation and amortization of premises and equipment	5,357	5,133
Loss on disposal of premises and equipment	2,002	55
Cash flows from operating leases	(3,842)	(4,246)
Amortization of mortgage servicing rights	607	583
Net (accretion of discount) amortization of premium on investment securities	(918)	1,558
Share-based compensation	1,621	1,812
Net loss (gain) on sales of investment securities	30	—
Net gain on sales of residential mortgage loans	(909)	(923)
Proceeds from sales of loans held for sale	61,600	47,771
Originations of loans held for sale	(56,586)	(46,679)
Equity in the (earnings) losses of unconsolidated entities	(37)	24
Distributions from unconsolidated entities	878	—
Net increase in cash surrender value of bank-owned life insurance	(5,781)	(4,653)
Deferred income tax expense	(853)	13,369
Net tax expense from share-based compensation	137	191
Net change in other assets and liabilities	5,721	(858)
Net cash provided by operating activities	76,948	64,212
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(50,592)	(95,533)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	59,043	38,819
Proceeds from sales of investment securities available-for-sale	1,480	—
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	30,557	30,987
Net loan payments received	55,298	111,592
Purchases of loan portfolios	(99,592)	(27,115)
Purchases of bank-owned life insurance	(1,027)	(2,803)
Proceeds from bank-owned life insurance death benefits	3,281	2,248
Net purchases of premises and equipment	(3,761)	(13,579)
Contributions to unconsolidated entities	(4,159)	(17,930)
Net purchases of FHLB and FRB stock	(18,286)	(136)
Net cash (used in) provided by investing activities	(27,758)	26,550
Cash flows from financing activities:
Net decrease in deposits	(66,327)	(264,579)
Repayments of long-term debt	(25,000)	—
Cash dividends paid on common stock	(21,896)	(21,106)
Repurchases of common stock and other related costs	(7,015)	(945)
Net cash used in financing activities	(120,238)	(286,630)
Net decrease in cash and cash equivalents	(71,048)	(195,868)
Cash and cash equivalents at beginning of period	380,941	522,437
Cash and cash equivalents at end of period	$309,893	$326,569

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$57,936	$78,148
Income taxes paid, net	7,429	—
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	2,451	6,187
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	5,143	5,425

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

Allowance for Credit Losses on Loans

The allowance for credit losses ("ACL") on loans is a valuation account deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company’s policy is to charge off loans against the ACL in the period they are deemed uncollectible. Any previously accrued but uncollected interest, is reversed against current period interest income. Subsequent receipts, if any, are applied first to the remaining principal, then to the ACL on loans as recoveries, and finally to interest income.

The ACL on loans represents management's estimate of expected credit losses over the life of the Company’s loan portfolio as of a given balance sheet date. Management estimates the ACL balance using relevant internal and external information, including historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. When future forecasts are no longer supportable, management reverts to historical loss data.

The Company's ACL model incorporates a one-year reasonable and supportable forecast period and reverts to historical loss data on a straight-line basis over one year when its forecast is no longer deemed reasonable and supportable. Historical loss experience provides the basis for the Company’s expected credit loss estimate. Adjustments to historical loss data may be made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated.

The Company's ACL model may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected or captured in the historical loss data. These factors include: lending policies and practices, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral values, credit concentrations, or other internal and external factors.

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

Construction loans

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability and construction loans pose higher credit risks than typical secured loans. The predominant risk characteristics of this segment are the financial strength of the borrower, project completion risk (the risk that the project will not be completed on time and within budget), and geographic location.

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

Home equity lines of credit

Home equity lines of credit include fixed or floating interest rate loans and are also primarily secured by single-family owner-occupied primary residences in Hawaii. They are underwritten based on a minimum FICO score, maximum debt-to-income ratio, and maximum combined loan-to-value ratio. Home equity lines of credit are monitored based on credit score changes, delinquency, and draw period maturity.

Consumer loans

Consumer loans consist of unsecured consumer lines of credit and non-revolving (term) consumer loans, including automobile loans. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment and income levels attributed to the borrower.

During second quarter of 2025, the Company updated its ACL model to combine revolving and non-revolving consumer loans under the DCF methodology due to immateriality of the revolving loan portfolio. The impact of this update was immaterial.

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

During the third quarter of 2023, the Company updated its methodology for measuring expected credit losses from the Probability of Default/Loss Given Default ("PD/LGD") and Loss-Rate Migration approaches to the Discounted Cash Flow ("DCF") methodology for all segments, except for Small Business Administration Paycheck Protection Program ("SBA PPP") loans and purchased consumer loans. The Company believes the DCF methodology provides better alignment with the Current Expected Credit Losses ("CECL") standard by incorporating more granular assumptions and forward-looking forecasts.

The DCF analysis is performed using an industry-leading software platform and leverages historical data from 2008 to present. The Company uses the Moody's baseline forecast, which includes a one-year economic forecast period, followed by a one-year, straight-line reversion to the historical averages of the macroeconomic variables used. During the second quarter of 2025, the Company updated its forecast models to incorporate post-COVID-19 pandemic data, while continuing to exclude periods impacted by the COVID-19 pandemic period due to abnormal and volatile behavior.

For purchased consumer loans, the Company applies the Remaining Life methodology, also known as the Weighted Average Remaining Maturity or ("WARM") methodology, due to the pooled nature of this portfolio.

The following is a description of the methodologies utilized to measure expected credit losses from the third quarter of 2023 to present:

Discounted Cash Flow

The DCF methodology estimates CECL reserves as the difference between the amortized cost of a loan and the present value of expected future cash flows. Expected future cash flows are projected based on assumptions of PD/LGD, prepayments and recovery rates. The expected cash flows are discounted using the loan’s effective interest rate.

Remaining Life or Weighted Average Remaining Maturity

Under the Remaining Life, or WARM methodology, lifetime expected credit losses are calculated by applying a historical loss rate over this remaining life of the loan pool. The remaining life is adjusted for expected prepayments. This method is used for pooled portfolios where individual loan-level modeling is not practical.

Impact of Recently Issued Accounting Pronouncements on Future Filings

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances income tax disclosure requirements by requiring public business entities to provide expanded information in the rate reconciliation, including specific categories and additional qualitative detail, as well as disaggregated disclosures about income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and are to be applied on a prospective basis. The Company adopted ASU 2023‑09 effective January 1, 2025, which did not have a material impact on its consolidated financial statements. The Company will include the new disclosures in its Annual Report on Form 10‑K for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". ASU 2024-03 requires public entities to disclose, in the notes to the financial statements, disaggregated information about specified categories of expenses included within income statement line items. The amendments in ASU 2024‑03 are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

In July 2025, the FASB issued ASU 2025‑05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for current accounts receivable and contract assets under ASC Topic 606. The practical expedient, if elected, allows entities to assume that current economic conditions at the reporting date remain unchanged over the related asset’s remaining life. The amendments, which are to be applied prospectively, are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect a material impact on its consolidated financial statements from adopting ASU 2025‑05 during the first quarter of 2026.

In September 2025, the FASB issued ASU 2025‑06, "Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software," which clarifies and modernizes the guidance for costs related to internal‑use software. The amendments remove references to project stages and clarify the capitalization threshold for software development costs. ASU 2025‑06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025‑07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." The ASU introduces a scope exception from derivative accounting for certain non-exchange-traded contracts with underlyings based on the operations or activities specific to one of the parties to the contract, such as ESG-linked metrics or litigation funding arrangements. Additionally, the ASU clarifies that share-based noncash consideration received from a customer for the transfer of goods or services should initially be accounted for under Topic 606, with other guidance (e.g., Topic 815 or Topic 321) applied only when the right to receive or retain such consideration becomes unconditional. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. Entities may apply the guidance prospectively to new contracts or on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings in the year of adoption. The Company does not expect a material impact on its consolidated financial statements from adopting ASU 2025‑07 during the first quarter of 2027.

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$141,949	$78	$(25,780)	$116,247	$—
U.S. Treasury and other government-sponsored entities and agencies	101,244	1,056	(1,539)	100,761	—
Collateralized loan obligations	40,973	48	(118)	40,903	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	454,994	2,466	(40,905)	416,555	—
Residential - Non-government agencies	16,479	205	(721)	15,963	—
Commercial - U.S. government-sponsored entities and agencies	79,722	360	(11,828)	68,254	—
Total available-for-sale investment securities	$835,361	$4,213	$(80,891)	$758,683	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
September 30, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,956	$—	$(8,416)	$33,540	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	528,930	137	(61,748)	467,319	—
Total held-to-maturity investment securities	$570,886	$137	$(70,164)	$500,859	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

The Company did not transfer any investment securities that were classified as AFS to HTM during the three and nine months ended September 30, 2025 and 2024.

During the three and nine months ended September 30, 2025, the Company recorded amortization of unrecognized losses on investment securities transferred from AFS to HTM totaling $1.8 million and $5.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded $1.9 million and $5.4 million, respectively, in amortization of unrecognized losses related to such transfers.

The Company elected to not estimate credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, accrued interest receivable on investment securities totaled $5.0 million and $4.8 million, respectively.

The amortized cost, estimated fair value and weighted average yield of the Company's AFS and HTM investment securities as of September 30, 2025, are presented below, grouped by contractual maturity. Expected maturities may differ from contractual maturities due to the issuer's option to call or prepay obligations, with or without penalties. Securities that are not due at a single maturity date, such as mortgage-backed securities and other asset-backed investments, are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
September 30, 2025
Available-for-sale:
Debt securities:
Due in one year or less	$3,992	$4,062	5.87%
Due after one year through five years	39,214	39,312	4.13
Due after five years through ten years	62,232	61,107	3.69
Due after ten years	137,755	112,527	2.83
Collateralized loan obligations	40,973	40,903	5.78
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	454,994	416,555	2.99
Residential - Non-government agencies	16,479	15,963	4.46
Commercial - U.S. government-sponsored entities and agencies	79,722	68,254	2.74
Total available-for-sale securities	$835,361	$758,683	3.26%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
September 30, 2025
Held-to-maturity:
Debt securities:
Due after ten years	$41,956	$33,540	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	528,930	467,319	1.86
Total held-to-maturity securities	$570,886	$500,859	1.89%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

During the three and nine months ended September 30, 2025, the Company sold five AFS debt securities issued by state and political subdivisions. The investment securities had a cost basis of $1.5 million and were sold at a gross loss of $30 thousand.

Investment securities with carrying values totaling $747.7 million and $756.0 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, borrowings from the Federal Reserve Bank and other financial obligations.

As of September 30, 2025 and December 31, 2024, the Company did not hold investment securities of any one issuer, other than the U.S. Government and its agencies, that exceeded 10% of shareholders' equity.

The following tables summarize AFS and HTM investment securities that were in a loss position as of the dates presented. The data is aggregated by major security type and the length of time the securities have been in a continuous loss position.

There were a total of 183 and 218 AFS investment securities that were in an unrealized loss position, without an ACL, as of September 30, 2025 and December 31, 2024, respectively. There were a total of 81 and 83 HTM investment securities that were in an unrecognized loss position, without an ACL, as of September 30, 2025 and December 31, 2024, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$—	$—	$107,238	$(25,780)	$107,238	$(25,780)
U.S. Treasury and other government-sponsored entities and agencies	21,728	(81)	12,189	(1,458)	33,917	(1,539)
Collateralized loan obligations	31,084	(118)	—	—	31,084	(118)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	266,084	(40,905)	266,084	(40,905)
Residential - Non-government agencies	4,860	(1)	7,194	(720)	12,054	(721)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,636	(11,828)	49,636	(11,828)
Total	$57,672	$(200)	$442,341	$(80,691)	$500,013	$(80,891)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
September 30, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,540	$(8,416)	$33,540	$(8,416)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	456,209	(61,748)	456,209	(61,748)
Total	$—	$—	$489,749	$(70,164)	$489,749	$(70,164)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available-for-sale:
Debt securities:
States and political subdivisions	$4,967	$(85)	$107,267	$(30,098)	$112,234	$(30,183)
U.S. Treasury and other government-sponsored entities and agencies	56,139	(803)	12,971	(1,939)	69,110	(2,742)
Collateralized loan obligations	31,140	(114)	—	—	31,140	(114)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	135,224	(2,254)	260,575	(55,793)	395,799	(58,047)
Residential - Non-government agencies	5,270	(100)	7,606	(961)	12,876	(1,061)
Commercial - U.S. government-sponsored entities and agencies	12,469	(90)	48,304	(14,225)	60,773	(14,315)
Commercial - Non-government agencies	9,927	(6)	—	—	9,927	(6)
Total	$255,136	$(3,452)	$436,723	$(103,016)	$691,859	$(106,468)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2024
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$33,132	$(8,884)	$33,132	$(8,884)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	7,470	(19)	466,079	(81,346)	473,549	(81,365)
Total	$7,470	$(19)	$499,211	$(90,230)	$506,681	$(90,249)

Investment securities in an unrealized or unrecognized loss position are evaluated at least quarterly to determine whether a credit loss exists. This evaluation includes a review of changes in the investment securities' credit ratings issued by major rating agencies and assessments of the issuers' financial condition. For mortgage-related securities, the Company also considers delinquency and loss data related to the underlying collateral, changes in subordination levels for the Company's position within the repayment structure, and remaining credit enhancement relative to projected credit losses.

The Company has reviewed its AFS and HTM investment securities that are in an unrealized or unrecognized loss position and determined that the losses are not related to credit quality, but are primarily attributable to changes in interest rates and volatility in the financial markets since the time of purchase. All of the investment securities in a loss position continue to be rated investment grade by one or more major rating agencies.

As of September 30, 2025 and December 31, 2024, the Company does not intend to sell the AFS and HTM securities in a loss position and it is unlikely to be required to sell these securities before recovery of its amortized cost basis, which may occur at maturity. Accordingly, the Company has not recorded an ACL on these securities.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$608,814	$606,936
Construction	217,610	145,211
Residential mortgage	1,839,535	1,892,520
Home equity	610,889	676,982
Commercial mortgage	1,613,187	1,500,680
Consumer	477,167	510,523
Loans, net of deferred fees and costs	$5,367,202	$5,332,852

Interest income on loans is accrued at the contractual rate of interest based on the unpaid principal balance. The Company has elected to not measure an estimate of credit losses on accrued interest receivable, as any uncollectible accrued interest receivable are written off in a timely manner. Accrued interest receivable on loans is reported together with accrued interest receivable on investment securities and other assets in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, accrued interest receivable on loans totaled $18.3 million and $17.5 million, respectively.

During the three months ended March 31, 2025, the Company reclassified $58.3 million in consumer loans to the commercial and industrial loan class. This reclassification was based on the loans' structure and characteristics, which more closely aligned with commercial and industrial lending criteria.

The Company did not transfer any loans to the held for sale category during the three and nine months ended September 30, 2025 and 2024 and did not sell any loans originally held for investment during the three and nine months ended September 30, 2025 and 2024.

Purchased Loans

The following table presents loan purchase activity by class at the time of purchase for the periods presented. None of the purchased loans were classified as purchased credit deteriorated ("PCD"), and there were no loans categorized as PCD during the periods presented.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Purchases of U.S. Mainland consumer - automobile:	2025	2024	2025	2024
Outstanding balance	$33,297	$14,731	$97,524	$27,115
Premium	832	921	2,068	1,168
Purchase price	$34,129	$15,652	$99,592	$28,283

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans are individually evaluated to determine expected credit losses.

The following tables present the amortized cost basis of collateral-dependent loans by class and the related ACL allocated to these loans as of the dates presented:

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
September 30, 2025
Residential mortgage	$11,413	$—
Home equity	2,119	—
Total	$13,532	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
December 31, 2024
Residential mortgage	$9,044	$—
Home equity	952	—
Total	$9,996	$—

Foreclosure Proceedings

As of September 30, 2025 and December 31, 2024, the Company did not own any foreclosed properties. The Company did not sell any foreclosed properties during the three and nine months ended September 30, 2025 and 2024.

The Company had $9.6 million and $3.9 million of residential mortgage and home equity loans collateralized by residential real estate properties that were in the process of foreclosure as of September 30, 2025 and December 31, 2024, respectively.

The Company did not have any commercial real estate loans in the process of foreclosure as of September 30, 2025 and December 31, 2024.

Nonaccrual and Past Due Loans

For all loan types, delinquency status is determined based on the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of the dates presented. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates presented:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
September 30, 2025
Commercial and industrial	$940	$821	$—	$357	$2,118	$606,696	$608,814	$160
Construction	—	—	—	—	—	217,610	217,610	—
Residential mortgage	—	1,015	1,159	11,413	13,587	1,825,948	1,839,535	11,413
Home equity	175	758	—	2,119	3,052	607,837	610,889	2,119
Commercial mortgage	831	—	—	—	831	1,612,356	1,613,187	—
Consumer	3,460	1,322	349	430	5,561	471,606	477,167	—
Total	$5,406	$3,916	$1,508	$14,319	$25,149	$5,342,053	$5,367,202	$13,692

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2024
Commercial and industrial	$2,978	$210	$—	$414	$3,602	$603,334	$606,936	$—
Construction	—	—	—	—	—	145,211	145,211	—
Residential mortgage	8,880	3,316	323	9,044	21,563	1,870,957	1,892,520	9,044
Home equity	943	485	78	952	2,458	674,524	676,982	952
Commercial mortgage	—	—	—	—	—	1,500,680	1,500,680	—
Consumer	5,255	1,444	373	608	7,680	502,843	510,523	—
Total	$18,056	$5,455	$774	$11,018	$35,303	$5,297,549	$5,332,852	$9,996

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company did not execute any material loan modifications, either individually or in the aggregate, for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

Credit Quality Indicators

The Company categorizes loans into risk ratings based on the evaluation of the borrower's ability to meet debt obligations such as: current financial information, historical payment experience, credit documentation, publicly available information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed regularly on an ongoing basis. The Company uses the following definitions for risk rating of loans.

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

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
September 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$49,927	$181,982	$41,427	$60,834	$51,465	$120,034	$97,335	$603,004
Special Mention	—	—	1,076	—	—	—	862	1,938
Substandard	—	3,231	422	—	85	124	10	3,872
Subtotal	49,927	185,213	42,925	60,834	51,550	120,158	98,207	608,814
Construction:
Risk Rating
Pass	42,890	19,092	51,045	45,923	17,814	40,846	—	217,610
Subtotal	42,890	19,092	51,045	45,923	17,814	40,846	—	217,610
Residential mortgage:
Risk Rating
Pass	53,078	77,955	83,662	241,205	565,322	804,866	—	1,826,088
Substandard	—	—	249	1,599	1,312	10,287	—	13,447
Subtotal	53,078	77,955	83,911	242,804	566,634	815,153	—	1,839,535
Home equity:
Risk Rating
Pass	301	997	11,063	25,737	16,986	32,179	521,507	608,770
Substandard	—	—	1,185	—	—	934	—	2,119
Subtotal	301	997	12,248	25,737	16,986	33,113	521,507	610,889
Commercial mortgage:
Risk Rating
Pass	188,748	145,868	94,584	197,427	215,995	691,734	5,871	1,540,227
Special Mention	—	—	617	30,000	—	475	—	31,092
Substandard	—	33,231	—	—	1,390	7,247	—	41,868
Subtotal	188,748	179,099	95,201	227,427	217,385	699,456	5,871	1,613,187
Consumer:
Risk Rating
Pass	72,953	94,023	61,288	112,369	79,008	20,943	35,804	476,388
Substandard	63	35	79	109	72	421	—	779
Subtotal	73,016	94,058	61,367	112,478	79,080	21,364	35,804	477,167
Total	$407,960	$556,414	$346,697	$715,203	$949,449	$1,730,090	$661,389	$5,367,202

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Nine Months Ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$74	$2,152	$207	$876	$231	$969	$4,509
Consumer	105	874	538	4,733	1,630	785	8,665
Gross charge-offs	$179	$3,026	$745	$5,609	$1,861	$1,754	$13,174

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$167,816	$58,905	$69,576	$57,354	$21,827	$142,546	$81,876	$599,900
Special Mention	—	—	—	2,539	—	—	—	2,539
Substandard	3,372	110	922	11	—	82	—	4,497
Subtotal	171,188	59,015	70,498	59,904	21,827	142,628	81,876	606,936
Construction:
Risk Rating
Pass	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Subtotal	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Residential mortgage:
Risk Rating
Pass	85,844	89,118	259,516	589,118	393,633	465,032	—	1,882,261
Substandard	—	—	1,599	616	1,855	6,189	—	10,259
Subtotal	85,844	89,118	261,115	589,734	395,488	471,221	—	1,892,520
Home equity:
Risk Rating
Pass	1,060	11,787	28,687	18,277	8,406	25,235	582,499	675,951
Substandard	—	—	—	—	—	1,031	—	1,031
Subtotal	1,060	11,787	28,687	18,277	8,406	26,266	582,499	676,982
Commercial mortgage:
Risk Rating
Pass	180,391	95,323	235,344	223,724	111,399	635,255	5,731	1,487,167
Special Mention	—	621	—	2,506	—	2,930	—	6,057
Substandard	—	—	—	—	—	7,456	—	7,456
Subtotal	180,391	95,944	235,344	226,230	111,399	645,641	5,731	1,500,680
Consumer:
Risk Rating
Pass	95,971	60,771	173,097	92,976	20,838	14,466	51,422	509,541
Substandard	21	90	162	144	27	478	60	982
Subtotal	95,992	60,861	173,259	93,120	20,865	14,944	51,482	510,523
Total	$544,616	$350,371	$804,301	$1,006,482	$569,739	$1,335,637	$721,706	$5,332,852

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Nine Months Ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$69	$150	$241	$203	$33	$1,168	$1,864
Residential mortgage	—	—	175	—	—	208	383
Consumer	75	518	7,944	3,243	408	951	13,139
Gross charge-offs	$144	$668	$8,360	$3,446	$441	$2,327	$15,386

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by segment, the activities in the ACL on loans during the periods presented:

(dollars in thousands)
Three Months Ended September 30, 2025	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611
Provision (credit) for credit losses on loans	516	603	303	105	299	1,614	3,440
Gross charge-offs	(1,071)	—	—	—	—	(2,824)	(3,895)
Gross recoveries	204	—	8	9	—	1,016	1,237
Net (charge-offs) recoveries	(867)	—	8	9	—	(1,808)	(2,658)
Ending balance	$6,889	$3,966	$14,189	$1,163	$20,564	$13,622	$60,393

(dollars in thousands)
Three Months Ended September 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,071	$3,798	$15,389	$3,829	$17,337	$14,801	$62,225
Provision (credit) for credit losses on loans	617	(1,230)	1,052	(1,360)	1,204	2,757	3,040
Gross charge-offs	(663)	—	(99)	—	—	(3,956)	(4,718)
Gross recoveries	158	—	8	—	—	934	1,100
Net (charge-offs) recoveries	(505)	—	(91)	—	—	(3,022)	(3,618)
Ending balance	$7,183	$2,568	$16,350	$2,469	$18,541	$14,536	$61,647

(dollars in thousands)
Nine Months Ended September 30, 2025	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	3,715	1,647	(1,103)	(1,193)	1,682	6,407	11,155
Gross charge-offs	(4,509)	—	—	—	—	(8,665)	(13,174)
Gross recoveries	570	3	25	21	—	2,611	3,230
Net (charge-offs) recoveries	(3,939)	3	25	21	—	(6,054)	(9,944)
Ending balance	$6,889	$3,966	$14,189	$1,163	$20,564	$13,622	$60,393

(dollars in thousands)
Nine Months Ended September 30, 2024	Commercial and Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	1,488	(1,436)	2,082	(1,038)	998	7,515	9,609
Gross charge-offs	(1,864)	—	(383)	—	—	(13,139)	(15,386)
Gross recoveries	378	—	25	6	—	3,081	3,490
Net (charge-offs) recoveries	(1,486)	—	(358)	6	—	(10,058)	(11,896)
Ending balance	$7,183	$2,568	$16,350	$2,469	$18,541	$14,536	$61,647

The following table presents the activities in the reserve for off-balance sheet credit exposures, which is reported within other liabilities on the Company's consolidated balance sheets, for the periods presented. The related provision (credit) for off-balance sheet credit exposures is included in the provision for credit losses on the Company's consolidated statements of income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$4,014	$3,312	$2,570	$3,706
Provision (credit) for off-balance sheet credit exposures	717	(207)	2,161	(601)
Ending balance	$4,731	$3,105	$4,731	$3,105

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Investments in low-income housing tax credit partnerships, net of amortization	$50,141	$48,730
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	113	90
Other	1,186	2,050
Total	$52,987	$52,417

As of September 30, 2025 and December 31, 2024, the Company had total commitments of $69.5 million and $63.5 million , respectively, to fund low-income housing tax credit ("LIHTC") partnerships.

Unfunded commitments related to LIHTC partnerships totaled $21.2 million and $19.1 million as of September 30, 2025 and December 31, 2024, respectively. These amounts were included in other liabilities in the Company's consolidated balance sheets.

The Company accounts for its LIHTC investments using the proportional amortization method, and these investments are reported in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for unfunded commitments related to LIHTC and other partnership investments as of September 30, 2025. The table includes expected funding for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2025 (remainder)	$8,286	$553	$8,839
2026	7,564	—	7,564
2027	2,658	—	2,658
2028	2,306	—	2,306
2029	36	—	36
2030	30	—	30
Thereafter	306	—	306
Total unfunded commitments	$21,186	$553	$21,739

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,537	$1,012	$4,604	$2,372
Tax credits recognized in income tax expense	1,798	1,155	5,386	2,756

In 2021, the Company committed $2.0 million to the JAM FINTOP Banktech Fund, L.P. ("JAM FINTOP"). The Company does not have the ability to exercise significant influence over the JAM FINTOP, and the investment does not have a readily determinable fair value. Accordingly, the Company determined that the cost method of accounting for the investment was appropriate.

During the third quarter of 2025, the Company received a distribution of proceeds from the sale of one of JAM FINTOP's portfolio companies of $0.9 million. The proceeds were treated as a return on capital and applied against the cost basis of the investment in JAM FINTOP.

The Company had unfunded commitments related to the investment of $0.6 million, and $0.8 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor, which totaled $1.16 billion and $1.18 billion as of September 30, 2025 and December 31, 2024, respectively.

(dollars in thousands)	September 30, 2025	December 31, 2024
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$720,975	$720,070
Federal Home Loan Mortgage Corporation	437,283	457,228
Federal Home Loan Bank	352	444
Total loans serviced for others	$1,158,610	$1,177,742

The following tables present changes in mortgage servicing rights for the periods presented:

(dollars in thousands)
Balance at June 30, 2025	$8,436
Additions	233
Amortization	(210)
Balance at September 30, 2025	$8,459

Balance at June 30, 2024	$8,636
Additions	90
Amortization	(213)
Balance at September 30, 2024	$8,513

(dollars in thousands)
Balance at December 31, 2024	$8,473
Additions	593
Amortization	(607)
Balance at September 30, 2025	$8,459

Balance at December 31, 2023	$8,696
Additions	400
Amortization	(583)
Balance at September 30, 2024	$8,513

The Company measures its mortgage servicing rights ("MSRs") using the amortization method, amortizing MSRs proportionally over the period of expected net servicing income. New MSRs and amortization are reported within mortgage banking income, while ancillary income is recorded in other operating income. MSRs are recognized when loans are sold with servicing retained and pooled by similar characteristics.

MSRs are initially recorded at fair value determined by a discounted cash flow model prepared by a third-party service provider using market-based assumptions at origination. Subsequent impairment assessments are performed at each reporting period and use current market assumptions. Key assumptions include mortgage prepayment speeds, discount rates, servicing income, and costs. These inputs are subjective and require management judgment. Changes in assumptions are made to reflect evolving market trends and loan product types.

MSRs are classified as Level 3 assets in the fair value hierarchy due to significant unobservable inputs. The Company’s valuation techniques rely on discounted cash flow models reflecting expected cash flows, prepayment behavior, and cost structures. Changes in prepayment speeds driven by interest rates, home prices, and borrower behavior can materially impact

MSR fair values. Lower interest rates generally increase prepayments, reducing MSR value, while higher rates decrease prepayments and potentially increase MSR value.

Fair value measurements and related assumptions are reviewed periodically and validated against market data and third-party valuations.

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Fair market value, beginning of year	$12,387	$12,185
Fair market value, end of period	11,454	12,387
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	11.8	10.2

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR as of September 30, 2025.

7. DERIVATIVES

The Company utilizes both designated and undesignated derivative financial instruments to manage exposure to interest rate fluctuations. All derivatives are measured at fair value and reported in other assets or other liabilities on the consolidated balance sheets, depending on their position.

For derivative instruments that are designated as cash flow hedging instruments, the effective portion of the changes in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) ("AOCI"), net of tax, until the hedged cash flows impact earnings. Any ineffective portion of the hedge is immediately recognized in current period earnings.

For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivative are included in current period earnings.

Derivative financial instruments are subject to credit and counterparty risk, which is defined as the risk of financial loss if a borrower or counterparty is either unable or unwilling to repay borrowings or settle transactions in accordance with the underlying contractual terms. Credit and counterparty risks associated with derivative financial instruments are similar to those relating to traditional financial instruments. The Company manages derivative credit and counterparty risk by evaluating the creditworthiness of each borrower or counterparty, and requiring collateral where appropriate.

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

As of September 30, 2025, the Company had no interest rate lock commitments outstanding. The Company had $0.5 million in interest rate lock commitments outstanding as of December 31, 2024.

As of September 30, 2025, the Company had $1.6 million forward sale commitments outstanding. The Company had $4.9 million in forward sale commitments outstanding as of December 31, 2024.

Risk Participation Agreements

The Company may enter into credit risk participation agreements ("RPA") with financial institution counterparties related to interest rate swaps on participation loans. The RPAs entered into by us and a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

RPAs are accounted for as undesignated derivatives and are measured at fair value, with changes in fair value recorded in current period earnings.

The Company had RPAs with total notional amounts of $51.4 million and $35.2 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of the RPAs was insignificant to the consolidated financial statements as of September 30, 2025 and December 31, 2024.

Back-to-Back Swap Agreements

The Company has established a program in which it originates variable-rate loans and simultaneously enters into variable-to-fixed interest rate swaps with borrowers. To offset interest rate exposure, the Company also enters into equal and opposite swap agreements with third-party financial institutions. These back-to-back swap agreements are designed to economically offset each other, allowing the Company to maintain a variable rate loan while providing the borrower with fixed-rate payments.

The Company's net cash flow from these arrangements equals the interest income earned on the variable-rate loan. These back-to-back swap agreements are considered free-standing derivatives and are recorded at fair value in either other assets or other liabilities on the Company's consolidated balance sheet. Changes in fair value are recognized in current period earnings.

As of September 30, 2025, the Company had entered into swap agreements with borrowers totaling $61.1 million in notional amount, compared to $50.2 million as of December 31, 2024. These were offset by swap agreements with third-party financial institutions for the same notional amounts. The Company received $7.9 million and $12.9 million in counter-party cash collateral related to the back-to-back swap agreements as of September 30, 2025 and December 31, 2024, respectively.

Interest Rate Swap

To mitigate interest rate risk, the Company entered into a forward starting interest rate swap during the first quarter of 2022, with a notional amount of $115.5 million, designated as a fair value hedge of certain municipal debt securities. Under the terms of the swap, the Company pays a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge became effective on March 31, 2024, and matures on March 31, 2029.

During the second quarter of 2025, a $1.0 million municipal debt security underlying the hedge was called, resulting in a partial termination of the interest rate swap and a reduction of the notional amount to $114.6 million. All other terms of the interest rate swap remained unchanged.

The interest rate swap is carried at fair value on the Company’s consolidated balance sheet, recorded in other assets (if the fair value is positive) or other liabilities (if the fair value is negative). The changes in the fair value of the interest rate swap are recognized in interest income. Unrealized gains or losses on the hedged municipal securities, attributable to changes in benchmark interest rates, are recorded as adjustments to the carrying value of the hedged debt securities and offset in the same interest income line item.

The Company uses the long-haul method to assess hedge effectiveness, which is a statistical regression analysis that consists of historical observations of prior period periodic changes in fair value of both the hedge and the hedged item. The assessment is based on the Federal Funds benchmark interest rate component of the hedged item only with changes in credit unhedged. The assessment is performed on a quarterly basis. As of September 30, 2025, the hedge was determined to be highly effective, and the Company expects the hedge to remain effective for the duration of the swap.

During the three months ended September 30, 2025 and 2024, the Company recorded $0.7 million and $1.1 million, respectively, in interest income on taxable investment securities related to the swap. For the nine months ended September 30, 2025 and 2024, the Company recorded $2.1 million and $1.9 million, respectively, in interest income from the swap.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$46	$16	$4
Risk participation agreements	Other assets / other liabilities	—	—	3	—
Back-to-back swap agreements	Other assets / other liabilities	3,123	3,840	3,123	3,840

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate swap	Other assets / other liabilities	$4,344	$8,382	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(16)
Back-to-back swap agreements	Other service charges and fees	49

Three Months Ended September 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	1
Loans held for sale	Other income	17

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(59)
Loans held for sale	Other income	78
Back-to-back swap agreements	Other service charges and fees	225

Nine Months Ended September 30, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	32
Back-to-back swap agreements	Other service charges and fees	80

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended September 30, 2025
Interest rate swap	Interest income	$675

Three Months Ended September 30, 2024
Interest rate swap	Interest income	1,148

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Nine Months Ended September 30, 2025
Interest rate swap	Interest income	$2,142

Nine Months Ended September 30, 2024
Interest rate swap	Interest income	1,924

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	September 30, 2025	December 31, 2024
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$91,038	$88,777
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(4,600)	(8,805)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the Company's long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines, junior subordinated debentures and subordinated notes as of the dates presented. These borrowing agreements may include customary financial covenants, with which the Company was in compliance as of September 30, 2025.

(dollars in thousands)	September 30, 2025	December 31, 2024
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$50,000
Junior subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs	54,980	54,798
Total	$131,527	$156,345

At September 30, 2025, future principal payments on long-term debt based on redemption date or final maturity are as follows. The $55.0 million in subordinated notes due in 2030 are callable quarterly beginning November 1, 2025.

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$—
2026	—
2027	—
2028	25,000
2029	—
2030	55,000
Thereafter	51,547
Total	$131,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As of September 30, 2025, the Bank maintained a $1.59 billion line of credit, compared to $1.76 billion as of December 31, 2024. The undrawn amount under this arrangement was $1.47 billion as of September 30, 2025, compared to $1.63 billion as of December 31, 2024. There were no short-term borrowings outstanding under this arrangement as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, there was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02%. There were $50.0 million in long-term advances under the FHLB arrangement bearing interest rates between 4.02% and 4.62% as of December 31, 2024.

The FHLB also provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment under a standby letter of credit, the amount is converted to an advance. As of September 30, 2025, standby letters of credit under this arrangement totaled $95.6 million, compared to $83.6 million as of December 31, 2024. These letters of credit reduce the available borrowing capacity under the total line of credit, similar to outstanding advances.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the Bank pledged certain real estate loans with a carrying value of approximately $2.79 billion and $3.14 billion as of September 30, 2025 and December 31, 2024, respectively, as collateral for the FHLB advances and standby letters of credit.

The Bank also had access to the Federal Reserve Discount Window, with additional unused borrowing capacity of $209.2 million and $232.1 million as of September 30, 2025 and December 31, 2024, respectively. Certain commercial and commercial real estate loans with a par value totaling $100.1 million and $128.3 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve as collateral on the line of credit. In addition, investment securities with a par value of $174.8 million and $184.3 million as of September 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these assets.

Additionally, the Bank had unused unsecured credit lines with other lenders totaling $75.0 million that was available as of September 30, 2025 and December 31, 2024.

Junior Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	September 30, 2025	December 31, 2024	Interest Rate
CPB Capital Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
CPB Statutory Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

In September 2004, the Company established CPB Capital Trust IV ("Trust IV"), a wholly-owned statutory trust. Trust IV issued $30.0 million in floating rate trust preferred securities, bearing interest at three-month LIBOR plus 2.45%, with a maturity date of December 15, 2034. The principal assets of Trust IV consist of $30.9 million in the Company's junior subordinated debentures, which carry identical interest rate and maturity terms. Trust IV issued $0.9 million in common securities to the Company.

In December 2004, the Company formed CPB Statutory Trust V ("Trust V"), another wholly-owned statutory trust. Trust V issued $20.0 million in floating rate trust preferred securities, bearing interest at three-month LIBOR plus 1.87%, also maturing on December 15, 2034. The principal assets of Trust V include $20.6 million in the Company's junior subordinated debentures, with matching interest rate and maturity terms. Trust V issued $0.6 million in common securities to the Company.

The Company is not considered the primary beneficiary of Trusts IV and V. Therefore, the trusts are not considered variable interest entities and are not consolidated in the Company's financial statements. Instead, the junior subordinated debentures are reported as liabilities on the Company's consolidated balance sheets, while the Company's investments in the common securities of the trusts are recorded under investment in unconsolidated entities in the Company's consolidated balance sheets.

The trust preferred securities, the junior subordinated debentures, and the common securities issued by Trusts IV and V are redeemable in whole or in part on any interest payment date, or in whole but not in part within 90 days following the occurrence of certain specified events. The Company provides a full and unconditional guarantee of each trust's obligations related to its trust preferred securities.

Subject to certain exceptions and limitations, the Company may elect to defer interest payments on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering default or penalty. This would result in a corresponding deferral of distribution payments on the related trust preferred securities.

Under applicable regulatory guidelines and interpretations, the junior subordinated debentures qualify for inclusion in Tier 1 capital, subject to certain limitations.

Subordinated Notes

The following table presents the Company's subordinated notes outstanding as of the dates presented:

(dollars in thousands)
Description	September 30, 2025	December 31, 2024	Interest Rate
October 2020 Private Placement	$55,000	$55,000
4.75% for the first five years. Resets quarterly thereafter to the then current three-month SOFR plus 456 basis points. The subordinated notes are due in 2030 but are callable quarterly beginning on November 1, 2025.

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, intended to support regulatory capital ratios and for general corporate purposes. At the end of the fourth quarter of 2020, the Company exchanged the privately placed notes for registered notes with identical terms and aggregate principal amount.

The subordinated notes bear a fixed interest rate of 4.75% for the first five years, through but excluding November 1, 2025. Beginning November 1, 2025, the interest rate will reset quarterly to the then current three-month Secured Overnight Financing Rate ("SOFR"), as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes are callable on any quarterly interest payment date on or after November 1, 2025. On September 11, 2025, the Company provided notice to the trustee of its plan for full redemption of the subordinated notes, at par, on November 1, 2025. Holders of the subordinated notes were subsequently notified on October 1, 2025.

Under current regulatory guidelines and interpretations, the subordinated notes qualify for inclusion in Tier 2 capital, subject to certain applicable limitations.

As of September 30, 2025, the subordinated notes had a carrying value of $55.0 million, net of unamortized debt issuance costs of $20 thousand, compared to a carrying value of $54.8 million and $0.2 million in unamortized debt issuance costs as of December 31, 2024.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$297	$661	$958	$352	$470	$822
Service charges on deposit accounts	2,330	—	2,330	2,167	—	2,167
Other service charges and fees	5,914	558	6,472	5,234	713	5,947
Income from fiduciary activities	1,547	—	1,547	1,447	—	1,447
Income from bank-owned life insurance	—	1,879	1,879	—	1,897	1,897
Net (losses) gains on sales of investment securities	—	(30)	(30)	—	—	—
Other	—	351	351	—	454	454
Total other operating income	$10,088	$3,419	$13,507	$9,200	$3,534	$12,734

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$736	$1,563	$2,299	$626	$1,849	$2,475
Service charges on deposit accounts	6,601	—	6,601	6,405	—	6,405
Other service charges and fees	16,372	1,823	18,195	15,252	1,825	17,077
Income from fiduciary activities	4,672	—	4,672	4,331	—	4,331
Income from bank-owned life insurance	—	4,636	4,636	—	4,653	4,653
Net (losses) gains on sales of investment securities	—	(30)	(30)	—	—	—
Other	—	1,243	1,243	—	1,158	1,158
Total other operating income	$28,381	$9,235	$37,616	$26,614	$9,485	$36,099

10. SHARE-BASED COMPENSATION

Restricted and Performance Stock Units

Under the Company's 2023 Stock Compensation Plan, restricted stock units ("RSUs") and performance stock units ("PSUs") were awarded to certain non-officer directors and management personnel. These awards typically vest over two-, three- or five-year periods from the grant date and are subject to forfeiture until performance and employment conditions are achieved.

Compensation expense is generally measured based on the market price of the Company's stock on the grant date, and is recognized over the applicable vesting period.

The following table presents the activities of RSUs and PSUs for the nine months ended September 30, 2025:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	284,151	$22.48
Changes during the period:
Granted	108,246	30.12
Forfeited	(1,763)	29.05
Vested	(102,355)	25.45	$3,032
Non-vested RSUs and PSUs, end of period	288,279	24.22

11. SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

The Bank established Supplemental Executive Retirement Plans ("SERP") in 1995, 2001, 2004 and 2006, to provide supplemental retirement benefits to certain current and former officers of the Company. On December 31, 2002, the 1995 and 2001 SERPs were curtailed. Additionally, as part of the September 2004 merger with CB Bancshares, Inc. ("CBBI"), the Company assumed CBBI's SERP obligations.

The projected benefit obligation of the unfunded SERPs is recorded in other liabilities on the Company's consolidated balance sheets. As of September 30, 2025, the projected benefit obligation was $8.7 million, compared to $8.8 million as of December 31, 2024. The Company expects to pay approximately $0.6 million in benefit payments under the SERPs in the next 12 months.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Interest cost	$113	$107	$341	$323
Net periodic benefit cost	$113	$107	$341	$323

All components of net periodic benefit cost are included in other operating expenses in the Company's consolidated statements of income.

12. OPERATING LEASES

The Company leases certain land and buildings for its bank branches and ATMs. Some leases include renewal options, which are evaluated and included in the measurement of right-of-use ("ROU") assets and lease liabilities when it is reasonably certain that the options will be exercised, in accordance with ASC 842, "Leases."

All leases are classified as operating leases. Several leases contain variable payments, primarily related to common area maintenance costs and Hawaii state tax rates.

The Company has elected the short-term exemption, for leases with terms of 12 months or less. Such leases are excluded from the calculation of the ROU assets and lease liabilities and are not included on the Company's balance sheets. The Company has also elected to account for lease and non-lease components as a single lease component for all classes of underlying assets.

The most significant assumption in applying ASC 842 is the discount rate. Because most lease agreements do not specify an implicit interest rate, the Company estimates the discount rate using the collateralized borrowing rate it would pay for a loan with a similar term.

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Lease cost:
Operating lease cost	$1,316	$1,605	$3,959	$4,345
Variable lease cost	727	484	1,989	2,346
Total lease cost	$2,043	$2,089	$5,948	$6,691

Other information:
Operating cash flows from operating leases	$(1,283)	$(1,564)	$(3,842)	$(4,246)
Weighted-average remaining lease term - operating leases	9.38 years	10.53 years	9.38 years	10.53 years
Weighted-average discount rate - operating leases	4.15%	4.04%	4.15%	4.04%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of September 30, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Expense	Lease Liability Reduction
Year Ending December 31,
2025 (remainder)	$1,197	$266	$931
2026	4,816	964	3,852
2027	4,048	827	3,221
2028	3,314	711	2,603
2029	2,894	612	2,282
2030	2,921	516	2,405
Thereafter	12,849	1,855	10,994
Total	$32,039	$5,751	$26,288

During the third quarter of 2025, as part of a strategic consolidation of the Company's Operations Center into its main headquarters, the Company terminated its lease for the Operations Center, which was originally scheduled to run through 2038. As a result of the lease termination, the Company recognized a reduction of the ROU asset of $4.7 million, a reduction of the ROU liability of $4.1 million, and a credit of $0.6 million to other operating expense.

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Total rental income recognized	$402	$519	$1,351	$1,539

The following table presents estimated lease payments, based on the Company's leases as lessor as of September 30, 2025, for the remainder of fiscal year 2025, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2025 (remainder)	$364
2026	1,304
2027	1,252
2028	841
2029	680
2030	533
Thereafter	759
Total	$5,733

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$11,774	$3,104	$8,670
Less: Reclassification adjustments from AOCI realized in net income	30	8	22
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,818	479	1,339
Net change in fair value of investment securities	13,622	3,591	10,031

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(583)	(154)	(429)

Other comprehensive income	$13,039	$3,437	$9,602

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$27,092	$7,150	$19,942
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,920	507	1,413
Net change in fair value of investment securities	29,012	7,657	21,355

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(4,317)	(1,140)	(3,177)

SERP:
Amortization of net actuarial gain	(2)	(1)	(1)

Other comprehensive income	$24,693	$6,516	$18,177

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$29,408	$7,755	$21,653
Less: Reclassification adjustments from AOCI realized in net income	30	8	22
Less: Amortization of unrealized losses on investment securities transferred to HTM	5,143	1,356	3,787
Net change in fair value of investment securities	34,581	9,119	25,462

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(4,205)	(1,109)	(3,096)

Other comprehensive income	$30,376	$8,010	$22,366

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2024
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$20,427	$5,391	$15,036
Less: Amortization of unrealized losses on investment securities transferred to HTM	5,425	1,432	3,993
Net change in fair value of investment securities	25,852	6,823	19,029

Net change in fair value of derivatives:
Net unrealized losses arising during the period	$(1,286)	$(340)	$(946)

SERP:
Amortization of net actuarial gain	(2)	(1)	(1)

Other comprehensive income	$24,564	$6,482	$18,082

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2025
Balance at beginning of period	$(106,060)	$3,827	$575	$(101,658)

Other comprehensive income (loss) before reclassifications	8,670	(429)	—	8,241
Reclassification adjustments from AOCI	1,361	—	—	1,361
Total other comprehensive income (loss)	10,031	(429)	—	9,602

Balance at end of period	$(96,029)	$3,398	$575	$(92,056)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2024
Balance at beginning of period	$(130,248)	$7,260	$297	$(122,691)

Other comprehensive income (loss) before reclassifications	19,942	(3,177)	—	16,765
Reclassification adjustments from AOCI	1,413	—	(1)	1,412
Total other comprehensive income (loss)	21,355	(3,177)	(1)	18,177

Balance at end of period	$(108,893)	$4,083	$296	$(104,514)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	21,653	(3,096)	—	18,557
Reclassification adjustments from AOCI	3,809	—	—	3,809
Total other comprehensive income (loss)	25,462	(3,096)	—	22,366

Balance at end of period	$(96,029)	$3,398	$575	$(92,056)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2024
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive (loss) income before reclassifications	15,036	(946)	—	14,090
Reclassification adjustments from AOCI	3,993	—	(1)	3,992
Total other comprehensive (loss) income	19,029	(946)	(1)	18,082

Balance at end of period	$(108,893)	$4,083	$296	$(104,514)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended September 30,
Details about AOCI Components	2025	2024
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$30	$—	Net loss on sale of investment securities
Tax effect	(8)	—	Income tax benefit
Net of tax	22	—

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,818	$1,920	Interest and dividends on investment securities
Tax effect	(479)	(507)	Income tax benefit
Net of tax	1,339	1,413

SERP:
Amortization of net actuarial gain	—	(2)	Other operating expense - other
Tax effect	—	1	Income tax expense
Net of tax	—	(1)

Total reclassification adjustments from AOCI for the period, net of tax	$1,361	$1,412

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Nine Months Ended September 30,
Details about AOCI Components	2025	2024
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$30	$—	Net loss on sale of investment securities
Tax effect	(8)	—	Income tax benefit
Net of tax	22	—

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$5,143	$5,425	Interest and dividends on investment securities
Tax effect	(1,356)	(1,432)	Income tax benefit
Net of tax	3,787	3,993

SERP:
Amortization of net actuarial gain	—	(2)	Other operating expense - other
Tax effect	—	1	Income tax expense
Net of tax	—	(1)

Total reclassification adjustments from AOCI for the period, net of tax	$3,809	$3,992

14. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$18,574	$13,305	$54,605	$42,067

Weighted average common shares outstanding - basic	26,968,163	27,064,035	27,014,059	27,054,737
Dilutive effect of employee stock options and awards	115,117	130,590	104,765	83,248
Weighted average common shares outstanding - diluted	27,083,280	27,194,625	27,118,824	27,137,985

Basic earnings per share	$0.69	$0.49	$2.02	$1.55
Diluted earnings per share	$0.69	$0.49	$2.01	$1.55

Anti-dilutive employee stock options and awards	—	—	309	62

15. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Disclosures about Fair Value of Financial Instruments

The following summarizes the methods and assumptions used to estimate the fair values of the Company's financial instruments:

Short-Term Financial Instruments

The carrying values of short-term financial instruments are considered to approximate fair values, as they are readily convertible to cash. These instruments include cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable, most short-term FHLB advances and other short-term borrowings, and accrued interest payable.

Investment Securities

Fair values of investment securities are determined using market price quotations provided by third-party pricing services, which apply pricing models supported by current market data. Where quoted market prices are unavailable, fair values are based on comparable securities.

Loans

Fair values of loans are estimated using discounted cash flows models applied to portfolios of loans with similar financial characteristics including the type of loan, interest terms and repayment history. Cash flows are discounted using estimated market rates that reflect credit and interest rate risks. These rates are derived from market data and borrower-specific information. The weighted average discount rate used in the valuation of loans was 6.41% as of September 30, 2025, and 7.07% as of December 31, 2024. Fair value measurements are based on the exit price notion, in accordance with ASU 2016-01.

Loans Held for Sale

Fair values of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans.

Loans transferred from held-for-investment to held-for-sale are reported at fair value, net of estimated selling costs on the consolidated balance sheets.

Mortgage Servicing Rights

MSRs are initially recorded at fair value determined by a discounted cash flow model prepared by a third-party service provider using market-based assumptions at origination. Subsequent impairment assessments are performed at each reporting period and use current market assumptions. Key assumptions include mortgage prepayment speeds, discount rates, servicing income, and costs. These inputs are subjective and require management judgment. Changes in assumptions are made to reflect evolving market trends and loan product types.

MSRs are classified as Level 3 assets in the fair value hierarchy due to significant unobservable inputs. The Company’s valuation techniques rely on discounted cash flow models reflecting expected cash flows, prepayment behavior, and cost structures. Fair value measurements and related assumptions are reviewed periodically and validated against market data and third-party valuations.

Deposit Liabilities

For deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing demand and savings accounts, fair value equals the carrying amount, representing the amount payable on demand.

For time deposits, fair value is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.09% as of September 30, 2025 and 4.50% as of December 31, 2024.

Long-Term Debt

Fair values of long-term debt are estimated by discounting scheduled cash flows over the contractual borrowing period using estimated market rates for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.76% as of September 30, 2025 and 6.68% as of December 31, 2024.

Derivatives

Fair values of derivative financial instruments are based on current market values, when available. If there are no relevant comparable values, fair values are based on pricing models using current assumptions for forward sale commitments, interest rate lock commitments, risk participation agreements, back-to-back swap agreements, and interest rate swaps.

Off-Balance Sheet Financial Instruments

Fair values of off-balance sheet financial instruments are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, current settlement values or quoted market prices of comparable instruments.

Limitations of Fair Value Estimates

Fair value estimates are made at a specific point in time and are based on relevant market conditions and available financial instrument information. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments and assumptions regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates cannot be determined with precision as they are inherently subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly impact the estimates.

Fair value estimates are limited to existing on- and off-balance sheet financial instruments and do not include the estimated value of future business or non-financial assets and liabilities such as deferred tax assets and premises and equipment.

(dollars in thousands)			Fair Value Measurement Using
September 30, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$102,859	$102,859	$102,859	$—	$—
Interest-bearing deposits in other financial institutions	207,034	207,034	207,034	—	—
Investment securities	1,329,569	1,259,542	61,250	1,191,479	6,813
Loans held for sale	1,557	1,557	—	1,557	—
Loans	5,367,202	5,079,899	—	—	5,079,899
Mortgage servicing rights	8,459	11,454	—	—	11,454
Accrued interest receivable	25,232	25,232	872	4,704	19,656

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,903,614	1,903,614	1,903,614	—	—
Interest-bearing demand and savings and money market	3,633,606	3,633,606	3,633,606	—	—
Time	1,040,464	1,034,331	—	—	1,034,331
Long-term debt	131,527	128,287	—	—	128,287
Accrued interest payable	8,604	8,604	111	—	8,493

(dollars in thousands)				Fair Value Measurement Using
September 30, 2025	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,351,802	$—	$1,144	$—	$1,144	$—
Standby letters of credit and financial guarantees written	2,437	—	37	—	37	—

Derivatives:
Forward sale commitments	1,576	(16)	(16)	—	(16)	—
Risk participation agreements	51,424	(3)	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	61,095	3,123	3,123	—	3,123	—
Liabilities	(61,095)	(3,123)	(3,123)	—	(3,123)	—
Interest rate swap agreements	114,580	4,344	4,344	—	4,344	—

(dollars in thousands)			Fair Value Measurement Using
December 31, 2024	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$77,774	$77,774	$77,774	$—	$—
Interest-bearing deposits in other financial institutions	303,167	303,167	303,167	—	—
Investment securities	1,334,588	1,244,339	59,498	1,177,994	6,847
Loans held for sale	5,662	5,662	—	5,662	—
Loans	5,332,852	4,916,765	—	—	4,916,765
Mortgage servicing rights	8,473	12,387	—	—	12,387
Accrued interest receivable	23,378	23,378	462	4,607	18,309

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,888,937	1,888,937	1,888,937	—	—
Interest-bearing demand and savings and money market	3,667,889	3,667,889	3,667,889	—	—
Time	1,087,185	1,079,275	—	—	1,079,275
Long-term debt	156,345	153,760	—	—	153,760
Accrued interest payable	10,051	10,051	113	—	9,938

(dollars in thousands)				Fair Value Measurement Using
December 31, 2024	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,219,537	$—	$1,167	$—	$1,167	$—
Standby letters of credit and financial guarantees written	2,702	—	41	—	41	—

Derivatives:
Interest rate lock commitments	469	(4)	(4)	—	(4)	—
Forward sale commitments	4,909	46	46	—	46	—
Risk participation agreements	35,183	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,202	3,840	3,840	—	—	3,840
Liabilities	(50,202)	(3,840)	(3,840)	—	—	(3,840)
Interest rate swap agreements	115,545	8,382	8,382	—	8,382	—

Fair Value Measurements

The Company classifies its financial assets and liabilities measured at fair value into a three-level hierarchy, based on the markets in which the financial assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

•Level 1 — Fair value is based on quoted prices (unadjusted) for identical assets or liabilities traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•Level 2 — Fair value is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market.

•Level 3 — Fair value is determined by using model-based techniques that rely on significant assumptions not observable in the market. These unobservable assumptions reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability. Techniques may include the use of discounted cash flow models and other similar methods that require the use of significant judgment or estimation.

Fair value is measured based on the price that we would expect to receive if an asset were sold, or the price that we would expect to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company also prioritizes the use of observable inputs and minimizes reliance on unobservable inputs when developing fair value estimates.

Fair Value Hierarchy Transfers

During the nine months ended September 30, 2025, the Company transferred its back-to-back swaps from Level 3 to Level 2 of the fair value hierarchy due to a change in valuation methodology.

During the year ended December 31, 2024, the Company transferred its interest rate swap from Level 3 to Level 2 of the fair value hierarchy due to a change in valuation methodology.

Recurring and Nonrecurring Fair Value Measurements

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis.

Periodically, the Company may be required to record other financial assets, such as loans held for sale, individually evaluated loans, mortgage servicing rights, and other real estate owned, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting, or write-downs of individual assets.

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

(dollars in thousands)		Fair Value at Reporting Date Using
September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$116,247	$—	$110,111	$6,136
U.S. Treasury and other government-sponsored entities and agencies	100,761	61,250	39,511	—
Collateralized loan obligations	40,903	—	40,903	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	416,555	—	416,555	—
Residential - Non-government agencies	15,963	—	15,286	677
Commercial - U.S. government-sponsored entities and agencies	68,254	—	68,254	—
Total available-for-sale investment securities	758,683	61,250	690,620	6,813

Derivatives:
Forward sale commitments	(16)	—	(16)	—
Risk participation agreements	(3)	—	(3)	—
Interest rate swap agreements	4,344	—	4,344	—
Total derivatives	4,325	—	4,325	—
Total	$763,008	$61,250	$694,945	$6,813

(dollars in thousands)		Fair Value at Reporting Date Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$116,833	$—	$110,668	$6,165
U.S. Treasury and other government-sponsored entities and agencies	81,200	59,498	21,702	—
Collateralized loan obligations	31,140	—	31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	414,471	—	414,471	—
Residential - Non-government agencies	16,926	—	16,244	682
Commercial - U.S. government-sponsored entities and agencies	67,161	—	67,161	—
Commercial - Non-government agencies	9,927	—	9,927	—
Total available-for-sale investment securities	737,658	59,498	671,313	6,847

Derivatives:
Interest rate lock commitments	(4)	—	(4)	—
Forward sale commitments	46	—	46	—
Interest rate swap agreements	8,382	—	8,382	—
Total derivatives	8,424	—	8,424	—
Total	$746,082	$59,498	$679,737	$6,847

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Interest Rate Swap Agreements	Total
Balance at December 31, 2024	$6,165	$682	$—	$6,847
Principal payments received	(178)	(18)	—	(196)
Unrealized net gain (loss) included in other comprehensive income	149	13	—	162
Balance at September 30, 2025	$6,136	$677	$—	$6,813

Balance at December 31, 2023	$6,436	$714	$6,440	$13,590
Principal payments received	(163)	(18)	—	(181)
Unrealized net gain (loss) included in other comprehensive income	65	22	(1,238)	(1,151)
Balance at September 30, 2024	$6,338	$718	$5,202	$12,258

The Company estimates the fair value of Level 3 financial assets and liabilities using a discounted cash flow model that calculates the present value of estimated future principal and interest payments. Based on this methodology, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.8 million as of September 30, 2025, compared to and $6.8 million as of December 31, 2024.

The weighted-average discount rate is the primary unobservable input used in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 5.78% as of September 30, 2025, 6.22% as of December 31, 2024, and 5.72% as of September 30, 2024. These discount rates were derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. A significant increase in the weighted-average discount rate could result in a lower fair value, while a decrease could result in a higher fair value.

There were no financial assets or liabilities measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

16. SEGMENT INFORMATION

The Company evaluated its operating segments in accordance with ASC 280, "Segment Reporting" and determined that it operates as one reportable segment: banking operations.

The Company provides a comprehensive range of financial services, including construction and real estate development lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services, and our retail branch offices. These services are aggregated into a single segment because there is no material difference in the products or services offered based on customer type or geographic location. All activities are closely aligned with the Company's core business of providing financial services and are subject to similar risks and returns. Additionally, no single customer accounts for more than 10% of total revenue, and all operations are domestic, located in the State of Hawaii.

The Company's Executive Committee, designated chief operating decision maker ("CODM"), evaluates performance and makes strategic decisions based on consolidated financial information. The CODM does not assess performance or allocate resources based on individual product lines or geographic regions. Instead, performance is evaluated holistically using consolidated metrics such as total revenue, net income, and risk management of the Company. Resources are allocated to support the Company's overall business strategy.

Revenue is primarily generated from loans, investments, and deposits, as presented in the Company's consolidated balance sheets. Significant expenses include interest expense, provisions for credit losses, and salaries and employee benefits, as reflected in the Company's consolidated statements of income. Segment performance is assessed using consolidated net income, with a primary focus on net interest income, rather than gross interest income and expense.

The accounting policies applied to the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

17. CONTINGENT LIABILITIES AND OTHER COMMITMENTS

The Company and its subsidiaries are involved in legal proceedings arising in the ordinary course of business. The outcome and timing of resolution for these matters are inherently uncertain. However, based on information currently available and after consultation with legal counsel, management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

In the normal course of business, the Company has contingent liabilities and other commitments, such as unused loan commitment, unused letters of credit and items held for collections, that are not reflected in the accompanying consolidated financial statements. Management does not anticipate any material losses arising from these off-balance sheet exposures. A reserve for off-balance sheet credit exposures is appropriately recorded in other liabilities on the Company's consolidated balance sheets.

18. SUBSEQUENT EVENTS

On October 1, 2025, the Company notified holders of its 4.75% fixed-to-floating rate subordinated notes due in 2030, that it would be redeeming the notes in full on the November 1, 2025 call date. These notes, which totaled $55.0 million in principal outstanding as of September 30, 2025, will be redeemed at par.

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

Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, payment or nonpayment of dividends, net interest income, capital position, credit losses, net interest margin or other financial items; (ii) statements of plans, objectives, and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services, and regulatory developments or actions; (iii) statements of future economic performance including anticipated performance results from our business initiatives; and (iv) any statements of the assumptions underlying or relating to any of the foregoing.

Words such as "believe," "plan," "anticipate," "aim," "seek," "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may," and other similar expressions are intended to identify forward-looking statements, although such terminology is not the exclusive means of doing so.

While we believe that our forward-looking statements and their underlying assumptions are reasonably based, such statements are inherently subject to risks and uncertainties that may cause actual results to differ materially from expectations. Factors that may lead to such differences include, but are not limited to:

•the persistence or resurgence of current inflationary pressures in the United States and our market areas, and their effect on market interest rates, economic conditions, and credit quality;
•the impact of the current U.S. administration's economic policies, including potential international tariffs, and other cost-cutting initiatives;
•disruptions in the economy, including the effects of government shutdown(s) and supply chain disruptions;
•labor contract disputes, and potential strikes impacting both the U.S. National and Hawaii economies;
•adverse trends in the real estate or construction industries, including rising inventory levels or declining property values;
•deterioration in borrowers' financial performance leading to increased loan delinquencies, asset quality issues, or loan losses;
•the impact of local, national, and international economic conditions and natural disasters (such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, or earthquakes) on our markets and major industries within Hawaii;
•weakness in domestic economic conditions, including higher unemployment levels, instability in the financial industry, deterioration in the real estate markets, and declines in consumer or business confidence;
•revisions to estimates of reserve requirements under applicable regulatory and accounting standards;
•the adverse effects of bank failures on customer confidence, deposit behavior, liquidity and regulatory responses;
•the adverse effects of pandemics, epidemics, and other public health emergencies, including their impact on Hawaii's tourism and construction sectors, and on our borrowers, customers, vendors, and employees;
•the impact of legislative and regulatory developments, including the Dodd-Frank Act, changing capital and consumer protection rules, and new regulations affecting our operations and competitiveness;
•legal and regulatory proceedings, including actual or threatened litigation and the efforts of governmental and regulatory exams and orders, as well as the costs of ongoing or potential compliance efforts;
•the effects of accounting standard changes adopted by regulatory agencies, the Public Company Accounting Oversight Board ("PCAOB"), or the Financial Accounting Standards Board ("FASB"), and the cost and resources associated with implementation;
•changes in trade, tariff, monetary, or fiscal policies and laws, including actions by the Board of Governors of the Federal Reserve System (the "FRB" or the "Federal Reserve");
•increased competition among financial institutions, and other financial service providers;

•market volatility and monetary fluctuations, including the transition away from the London Interbank Offered Rate Index;
•declines in our market capitalization or changes in the price of the Company's common stock;
•the effects and cost of acquisitions, dispositions, or strategic transactions we may make or evaluate;
•political instability, acts of war, terrorism, or other geopolitical conflicts;
•shifts in consumer spending, borrowings, and savings behaviors;
•technological changes and developments;
•cybersecurity incidents, data privacy breaches, or fraud involving us or third-party vendors;
•deficiencies in our internal controls over financial reporting or disclosure controls, and our ability to remediate them;
•our ability to achieve efficiency ratio improvement goals;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation and benefit plans;
•risks related to the United States fiscal debt, deficit and budget uncertainties; and
•our success at managing the risks involved in the foregoing items.

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K for the current fiscal quarter and the last fiscal year, respectively, and in particular, the discussion of "Risk Factors" set forth herein and therein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

Overview

Central Pacific Financial Corp. ("CPF"), a Hawaii corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), was organized on February 1, 1982. CPF serves as the bank holding company for its principal subsidiary, Central Pacific Bank, which was incorporated in its present form in the State of Hawaii on March 16, 1982, following a holding company reorganization. The Bank's predecessor entity was originally incorporated in the State of Hawaii on January 15, 1954.

CPF reports financial results on a fiscal year ending December 31 and operates as a single reportable segment: banking operations.

Throughout this document, "Central Pacific Bank" is referred to as "our Bank" or "the Bank," and "the Company," "we," "us," or "our," refers to Central Pacific Financial Corp. on a consolidated basis, including the Bank and other consolidated subsidiaries.

As of September 30, 2025, Central Pacific Bank operated 27 branches and 55 ATMs across the State of Hawaii, offering full-service community banking.

The Bank was founded by World War II veterans who, despite returning home as war heroes, were not afforded the same banking opportunities in Hawaii. In response, they established the Bank to serve individuals and small businesses in Hawaii that lacked access to financial services at the time. This legacy continues to shape our mission to deliver exceptional customer service and tailored financial products that meet our customers' needs, including:

•Loans: The Company's loan portfolio includes commercial and industrial loans, commercial mortgages, and construction loans to small and medium-sized businesses, professionals, and real estate investors and developers. The Company also offers residential mortgages, home equity loans, and consumer loans to individuals and homeowners. Lending activities represent a core source of interest income, which is a key driver of our overall revenue. The Company aims to maintain a strong and diversified loan portfolio, primarily in Hawaii, with selective expansion into mainland markets.

•Deposits: The Company offers a comprehensive suite of deposit products and services including checking, savings, and time deposit accounts, as well as cash management solutions and digital banking capabilities. The Company's extensive branch and ATM network across the State of Hawaii supports convenient access for its customers. The interest paid on deposits is a key component of interest expense, which significantly influences overall earnings. In addition, fees and service charges on deposit accounts, along with card interchange contribute meaningfully to non-interest revenue.

•Wealth Management: The Company offers non-deposit investment products, annuities, investment management, trust custody, estate planning, and financial advisory services.

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

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements under "Part I, Item 1. Financial Statements." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025, including the "Risk Factors" disclosed therein.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain judgments, estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates, and such differences could be material to the financial statements.

Accounting estimates are deemed critical when a different estimate could reasonably have been used or where changes in the estimate are reasonably likely to occur from period-to-period and would materially impact the consolidated financial statements as of or for the periods presented.

Management has reviewed the development and selection of the critical accounting estimates noted below with the Audit Committee of the Board of Directors, and the Audit Committee has also reviewed the accompanying disclosures.

Management has identified the determination of the allowance for credit losses ("ACL") on loans as a critical accounting policy as of September 30, 2025 and December 31, 2024. This policy requires significant judgment and involves inherent complexity. Additional information regarding this policy is provided in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, as well as in Note 1 and the section titled "Critical Accounting Policies and Use of Estimates" within Management's Discussion and Analysis of Financial Condition and Operating Results in the Company's 2024 Annual Report on Form 10-K.

Financial Summary

For the three months ended September 30, 2025, the Company reported net income of $18.6 million, or $0.69 per diluted share, compared to net income of $13.3 million, or $0.49 per diluted share for the same period in 2024. For the nine months ended September 30, 2025 net income was $54.6 million, or $2.01 per diluted share, compared to net income of $42.1 million, or $1.55 per diluted share for the nine months ended September 30, 2024.

During the three months ended September 30, 2025, the Company recorded a provision for credit losses of $4.2 million, compared to a provision of $2.8 million during the same period in 2024. During the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $13.3 million, compared to a provision of $9.0 million during the nine months ended September 30, 2024. The increase in the provision was primarily driven by an increase in loans, changes in the macro-economic forecast used in the current expected credit losses model, along with higher off-balance sheet credit exposure related to new unfunded construction loan commitments.

The Company's pre-provision net revenue ("PPNR"), a non-GAAP financial measure that excludes the provision for credit losses and income tax expense from net income, was $27.8 million for the three months ended September 30, 2025, compared to $19.9 million for the same period in 2024. The Company's PPNR for the nine months ended September 30, 2025 was

$83.4 million, compared to $63.6 million for the nine months ended September 30, 2024. See the following section titled "Non-GAAP Financial Measures" for reconciliation of PPNR.

The following table presents annualized returns on average assets ("ROA") and average shareholders' equity ("ROE"), as well as basic and diluted earnings per share ("EPS") for the periods presented. ROA and ROE are annualized using a 30/360 day convention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on average assets	1.01%	0.72%	0.99%	0.76%
Return on average shareholders’ equity	12.89	10.02	12.99	10.91
Basic earnings per share	$0.69	$0.49	$2.02	$1.55
Diluted earnings per share	0.69	0.49	2.01	1.55

Non-GAAP Financial Measures

To supplement its consolidated financial information, the Company utilizes certain non-GAAP financial measures. These measures are not intended to be considered in isolation or as a substitute for comparable GAAP results. The Company believes these non-GAAP financial measures provide meaningful insight to investors and other stakeholders in understanding its financial performance and position, by excluding certain transactions that may be non-recurring, non-operational, or not indicative of ongoing results. The Company believes that these non-GAAP measures offer a useful perspective for evaluating performance trends over time and are intended to support period-to-period comparisons. The Company believes they are valuable tools for both investors and management in assessing historical results and forecasting future performance.

Non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies. The following reconciling adjustments from GAAP to non-GAAP adjusted financial measures are limited to: (1) net pre-tax expenses of $1.5 million related to the consolidation of the Company's former Operations Center into its main headquarters during the three months ended September 30, 2025, and (2) pre-tax expenses of $3.1 million related to the evaluation and assessment of a strategic opportunity during the three months ended September 30, 2024.

Management does not consider these transactions to be representative of the Company's core operating performance. The related income tax effects were calculated using an assumed effective tax rate of 23%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial Measures:
Net income	$18,574	$13,305	$54,605	$42,067
Diluted earnings per share	$0.69	$0.49	$2.01	$1.55
Pre-provision net revenue (non-GAAP)	$27,799	$19,898	$83,385	$63,644
Return on average assets	1.01%	0.72%	0.99%	0.76%
Return on average shareholders' equity	12.89%	10.02%	12.99%	10.91%
Efficiency ratio (non-GAAP)	62.84%	70.12%	61.47%	66.86%
As of September 30, 2025 and 2024:
Tangible common equity ratio (non-GAAP)	7.92%	7.31%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Financial Measures (Non-GAAP):
Adjusted net income	$19,741	$15,667	$55,772	$44,429
Adjusted diluted earnings per share	$0.73	$0.58	$2.06	$1.64
Adjusted pre-provision net revenue	$29,315	$22,966	$84,901	$66,712
Adjusted return on average assets	1.08%	0.85%	1.01%	0.80%
Adjusted return on average shareholders' equity	13.67%	11.75%	13.25%	11.51%
Adjusted efficiency ratio	60.81%	65.51%	60.77%	65.26%
As of September 30, 2025 and 2024:
Adjusted tangible common equity ratio	7.94%	7.34%

Adjusted Net Income and Diluted Earnings per Share

The following table presents a reconciliation of the Company's non-GAAP adjusted net income and adjusted diluted EPS for the periods presented, excluding the reconciling adjustments discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
GAAP net income	$18,574	$13,305	$54,605	$42,067
Add: Expenses related to the consolidation of the Operations Center	1,516	—	1,516	—
Add: Expenses related to a strategic opportunity	—	3,068	—	3,068
Non-GAAP pre-tax adjustments	1,516	3,068	1,516	3,068
Less: Income tax effects (assumes 23% ETR)	(349)	(706)	(349)	(706)
Non-GAAP adjustments, net of tax	1,167	2,362	1,167	2,362
Adjusted net income (non-GAAP)	$19,741	$15,667	$55,772	$44,429

Diluted weighted average shares outstanding	27,083,280	27,194,625	27,118,824	27,137,985

GAAP diluted EPS	$0.69	$0.49	$2.01	$1.55
Add: Non-GAAP adjustments, net of tax	0.04	0.09	0.05	0.09
Adjusted diluted EPS (non-GAAP)	$0.73	$0.58	$2.06	$1.64

Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity

The following table presents a calculation of the Company's non-GAAP adjusted ROA and adjusted ROE for the periods presented, excluding the reconciling adjustments discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Average assets	$7,341,281	$7,347,403	$7,347,895	$7,378,479
Add: Non-GAAP adjustments, net of tax	1,167	2,362	389	787
Adjusted average assets (non-GAAP)	$7,342,448	$7,349,765	$7,348,284	$7,379,266

ROA (GAAP net income divided by average assets)	1.01%	0.72%	0.99%	0.76%
Add: Non-GAAP adjustments, net of tax	0.07	0.13	0.02	0.04
Adjusted ROA (non-GAAP)	1.08%	0.85%	1.01%	0.80%

Average shareholders' equity	$576,531	$530,928	$560,671	$513,914
Add: Non-GAAP adjustments, net of tax	1,167	2,362	389	787
Adjusted average shareholders' equity (non-GAAP)	$577,698	$533,290	$561,060	$514,701

ROE (GAAP net income divided by average shareholders' equity)	12.89%	10.02%	12.99%	10.91%
Add: Non-GAAP adjustments, net of tax	0.78	1.73	0.26	0.60
Adjusted ROE (non-GAAP)	13.67%	11.75%	13.25%	11.51%

Pre-Provision Net Revenue

PPNR is a non-GAAP financial measure that excludes provision for credit losses and income tax expense from net income. The Company believes PPNR is a useful tool for evaluating its ability to generate earnings from operations before accounting for credit costs. The following table presents a reconciliation of the Company's non-GAAP PPNR and adjusted PPNR, excluding the reconciling adjustments discussed above, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP net income	$18,574	$13,305	$54,605	$42,067
Add: Income tax expense	5,068	3,760	15,464	12,569
Pre-tax income	23,642	17,065	70,069	54,636
Add: Provision for credit losses	4,157	2,833	13,316	9,008
PPNR (non-GAAP)	27,799	19,898	83,385	63,644
Add: Expenses related to the consolidation of the Operations Center	1,516	—	1,516	—
Add: Expenses related to a strategic opportunity	—	3,068	—	3,068
Non-GAAP pre-tax adjustments	1,516	3,068	1,516	3,068
Adjusted PPNR (non-GAAP)	$29,315	$22,966	$84,901	$66,712

The increase in PPNR in the third quarter of 2025 and nine months ended September 30, 2025 was primarily driven by higher net interest income of $7.5 million and $22.8 million, respectively, compared to the same prior-year periods. The higher net interest income was largely attributable to higher average yields earned on interest-earning assets, combined with lower average rates paid on interest-bearing deposits.

Efficiency Ratio

A key measure of operating efficiency monitored by the Company is the efficiency ratio, which is derived from GAAP-based amounts. It is calculated by dividing total other operating expenses by total pre-provision revenue (defined as net interest income plus total other operating income). The Company believes that the efficiency ratio, a non-GAAP financial measure, provides a useful supplemental metric that enhances understanding of its business performance and operating efficiency. However, this ratio should not be viewed as a substitute for GAAP results and may not be comparable to similarly titled measures reported by other companies. The following table presents the Company's efficiency ratio and adjusted efficiency ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Total other operating expense	$47,009	$46,687	$133,027	$128,414
Less: Expenses related to the consolidation of the Operations Center	(1,516)	—	(1,516)	—
Less: Expenses related to a strategic opportunity	—	(3,068)	—	(3,068)
Non-GAAP pre-tax adjustments	(1,516)	(3,068)	(1,516)	(3,068)
Adjusted total other operating expense (non-GAAP)	$45,493	$43,619	$131,511	$125,346

Net interest income	$61,301	$53,851	$178,796	$155,959
Total other operating income	13,507	12,734	37,616	36,099
Total revenue	$74,808	$66,585	$216,412	$192,058

Efficiency ratio (non-GAAP)	62.84%	70.12%	61.47%	66.86%
Less: Non-GAAP pre-tax adjustments	(2.03)	(4.61)	(0.70)	(1.60)
Adjusted efficiency ratio (non-GAAP)	60.81%	65.51%	60.77%	65.26%

The improvements in the efficiency ratio in the third quarter of 2025 and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily driven by higher net interest income and other operating income, which more than offset the increase in other operating expense.

Tangible Common Equity Ratio

The tangible common equity ("TCE") ratio, a non-GAAP financial measure, is calculated by dividing tangible common equity by tangible assets. The following table presents the Company's TCE ratio and adjusted TCE ratio as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Total equity	$588,066	$538,385	$543,725
Less: Intangible assets	—	—	(1,390)
TCE	588,066	538,385	542,335
Add: Non-GAAP adjustments, net of tax	1,167	10,011	2,362
Adjusted TCE (non-GAAP)	$589,233	$548,396	$544,697

Total assets	$7,421,478	$7,472,096	$7,415,430
Less: Intangible assets	—	—	(1,390)
Tangible assets	7,421,478	7,472,096	7,414,040
Add: Non-GAAP adjustments, net of tax	1,167	10,011	2,362
Adjusted tangible assets (non-GAAP)	$7,422,645	$7,482,107	$7,416,402

TCE ratio (non-GAAP)	7.92%	7.21%	7.31%
Add: Non-GAAP adjustments, net of tax	0.02	0.12	0.03
Adjusted TCE ratio (non-GAAP)	7.94%	7.33%	7.34%

Material Trends

Our operations are primarily concentrated in the State of Hawaii, making our performance highly sensitive to local economic, environmental, and industry-specific conditions—particularly those affecting real estate, tourism, and broader macroeconomic trends. A favorable business climate in Hawaii is typically characterized by expanding gross state product, low unemployment and rising personal income, while an unfavorable climate reflects the opposite.

Tourism Trends

According to preliminary data from the Hawaii Tourism Authority ("HTA"), 6.6 million visitors arrived in the Hawaiian Islands during the eight months ended August 31, 2025, an increase of 0.7% from 6.5 million visitors during the same period in 2024, but a decline of 7.0% compared to 7.1 million in the pre-pandemic peak year of 2019. Visitor arrivals from Japan continue to lag, with average daily census figures down 2.5% year-over-year and 54.6% below 2019 levels. However, strong domestic travel has helped offset this shortfall, mainly from the U.S. Mainland.

Visitor spending totaled $14.62 billion in the eight months ended August 31, 2025, up 4.5% from $14.00 billion in the same period in 2024, and 21.3% higher than the $12.06 billion in the same period in 2019.

According to a September 2025 forecast report by the University of Hawaii Economic Research Organization ("UHERO"), Hawaii's tourism sector will experience a modest decline. Total visitor arrivals by air are expected to decline by approximately 1.3% to 9.58 million in 2025, down from 9.71 million in 2024. Visitor spending is also expected to decline by approximately 1.4% to $20.19 billion in 2025, down from $20.48 billion in 2024. While early-year gains, especially on Maui, offered some optimism, the sector now faces mounting challenges including sharp declines in international arrivals, particularly from Japan and Canada, driven by weaker foreign currencies, reduced airlift, and soft booking trends. Additionally, domestic travel demand is expected to weaken due to rising costs and economic uncertainty. Federal policy disruptions, such as high U.S. import tariffs, sweeping federal layoffs, and volatile immigration and fiscal policies, have further undermined consumer confidence and global travel sentiment, compounding the sector’s struggles. A full recovery in visitor arrivals is not expected until 2028.

Labor Market and Economic Indicators

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.7% in August 2025, slightly lower than 3.0% in August 2024 and well below the national seasonally adjusted unemployment rate of 4.3%. UHERO forecasts Hawaii's seasonally adjusted annual unemployment rate to remain steady at 3.0% for the full year 2025.

UHERO's September 2025 forecast projects a challenging economic outlook for Hawaii through the remainder of the year, with a mild recession expected. Key drivers include weakening U.S. and global conditions, declining tourism—especially from international markets—and stalled job growth. Inflation is anticipated to rise due to tariff impacts, while construction remains the only major source of economic strength. Real personal income is forecast to grow modestly by 1.3% in 2025, while real gross state product is projected to increase by 1.7% in 2025. These projections assume continued high tariffs, federal spending cuts, and no immediate U.S. recession, though downside risks remain elevated due to policy uncertainty and global economic fragility.

Real Estate Market

Real estate lending, particularly residential and commercial mortgage loans, is a core focus of the Company. Consequently, our performance is closely tied to the health of Hawaii's real estate market. Despite mixed results, Hawaii's housing market remained resilient in the nine months ended September 30, 2025. According to the Honolulu Board of Realtors, sales of Oahu single-family homes rose 0.8%, while Oahu condominium sales fell 3.0% in the nine months ended September 30, 2025, compared to the same period in 2024. The median sale price of Oahu single-family homes increased 4.1% to $1.15 million in the nine months ended September 30, 2025, compared to $1.1 million in the same period in 2024. The median sale price of Oahu condominiums declined by 1.0% to $505,000 in the nine months ended September 30, 2025, compared to $510,000 in the same period in 2024.

Interest Rate Environment

Changes in monetary policy, particularly interest rate movements, can significantly impact operations by affecting: (i) interest income on loans and investment securities, (ii) interest expense on deposits and borrowings, (iii) loan origination and deposit acquisition, and (iv) the fair value of our assets and liabilities, among other factors.

To combat inflation, the FRB raised the Federal Funds rate from a target range of 0.00% to 0.25% in early 2022 to a 22-year high of 5.25% to 5.50% by mid-2023. The rate remained unchanged until September 2024, when the Federal Open Market Committee ("FOMC") initiated a series of rate cuts, lowering the target range to 4.25% to 4.50% by year-end 2024.

In September 2025, the FOMC implemented its first rate cut of the year, reducing the target range by 25 basis points ("bps") to 4.00% to 4.25%. This decision was driven by signs of a weakening labor market and moderated economic growth, despite inflation remaining above the Fed’s 2% target. The FOMC also signaled the possibility of two additional rate cuts before year-end 2025, contingent on evolving economic conditions.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three and nine months ended September 30, 2025 and 2024 is presented below. Net interest margin is calculated as annualized net interest income, adjusted to a taxable-equivalent basis using a federal statutory tax rate of 21%, expressed as a percentage of average interest-earning assets.

(dollars in thousands)	Three Months Ended September 30,
	2025			2024			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$167,247	4.41%	$1,857	$203,657	5.42%	$2,775	$(36,410)	(1.01)%	$(918)
Investment securities:
Taxable (1)	1,348,314	2.90	9,776	1,340,347	2.68	8,975	7,967	0.22	801
Tax-exempt (1) (2)	138,470	2.59	898	141,168	1.98	697	(2,698)	0.61	201
Total investment securities	1,486,784	2.87	10,674	1,481,515	2.61	9,672	5,269	0.26	1,002
Loans, including loans held for sale	5,332,656	5.01	67,222	5,330,810	4.89	65,469	1,846	0.12	1,753
FHLB and FRB stock	25,066	6.30	395	6,928	7.31	127	18,138	(1.01)	268
Total interest earning assets	7,011,753	4.55	80,148	7,022,910	4.43	78,043	(11,157)	0.12	2,105
Noninterest-earning assets	329,528			324,493			5,035
Total assets	$7,341,281			$7,347,403			$(6,122)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,358,837	0.14%	$490	$1,267,135	0.15%	$484	$91,702	(0.01)%	$6
Savings and money market deposits	2,293,452	1.54	8,898	2,298,853	1.77	10,235	(5,401)	(0.23)	(1,337)
Time deposits up to $250,000	437,192	2.28	2,509	534,497	3.15	4,238	(97,305)	(0.87)	(1,729)
Time deposits over $250,000	586,251	3.32	4,901	647,728	4.18	6,802	(61,477)	(0.86)	(1,901)
Total interest-bearing deposits	4,675,732	1.43	16,798	4,748,213	1.82	21,759	(72,481)	(0.39)	(4,961)
FHLB advances and other short-term borrowings	—	—	—	—	—	—	—	—	—
Long-term debt	131,493	5.61	1,860	156,247	5.82	2,287	(24,754)	(0.21)	(427)
Total interest-bearing liabilities	4,807,225	1.54	18,658	4,904,460	1.95	24,046	(97,235)	(0.41)	(5,388)
Noninterest-bearing deposits	1,833,960			1,787,209			46,751
Other liabilities	123,565			124,806			(1,241)
Total liabilities	6,764,750			6,816,475			(51,725)
Total equity	576,531			530,928			45,603
Total liabilities and equity	$7,341,281			$7,347,403			$(6,122)

Net interest income (taxable-equivalent)			61,490			53,997			7,493
Taxable-equivalent adjustment			(189)			(146)			(43)
Net interest income (GAAP)			$61,301			$53,851			$7,450

Interest rate spread		3.01%			2.48%			0.53%

Net interest margin (taxable-equivalent)		3.49%			3.07%			0.42%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $61.5 million for the third quarter of 2025, an increase of $7.5 million, or 13.9% from $54.0 million for the same quarter of 2024. The increase was primarily driven by higher average yields earned on loans and investment securities, which significantly increased interest income, combined with lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits, which reduced interest expense. These positive variances were partially offset by declines in the average balance and average yield earned on interest-bearing deposits in other financial institutions, which reduced interest income.

Interest Income

Taxable-equivalent interest income was $80.1 million for the third quarter of 2025, an increase of $2.1 million, or 2.7%, from $78.0 million for the same quarter in 2024. The increase was primarily attributable to an increase in average yield earned on loans of 12 bps, resulting in an increase in interest income of approximately $1.7 million, and an increase in average yield earned on investment securities of 26 bps, resulting in an increase in interest income of approximately $1.0 million. These increases were partially offset by decreases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulting in a decrease in interest income of approximately $0.9 million.

Interest Expense

Interest expense was $18.7 million for the third quarter of 2025, a decrease of $5.4 million, or 22.4%, from $24.0 million for the same quarter in 2024. The decrease was primarily attributable to a decrease in average interest-bearing deposits of $72.5 million, resulting in a decrease in interest expense of approximately $1.4 million, a 39 bps decrease in the average rate paid on interest-bearing deposits to 1.43% resulting in a decrease in interest expense of approximately $3.6 million, and a $0.4 million reduction in interest expense on long-term debt, primarily due to the payoff of a $25.0 million FHLB advance during the first quarter of 2025.

Net Interest Margin

Net interest margin was 3.49% for the third quarter of 2025, an increase of 42 bps from 3.07% for the same quarter in 2024. The increase in net interest margin was primarily due to increases in average yields earned on loans and investment securities, combined with the decrease in the average rate paid on interest-bearing deposits. These positive variances were partially offset by a decline in the average yield earned on interest-bearing deposits in other financial institutions.

(dollars in thousands)	Nine Months Ended September 30,
	2025			2024			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$169,066	4.42%	$5,595	$210,464	5.45%	$8,589	$(41,398)	(1.03)%	$(2,994)
Investment securities:
Taxable (1)	1,367,968	2.87	29,448	1,333,394	2.47	24,652	34,574	0.40	4,796
Tax-exempt (1) (2)	139,050	2.58	2,691	142,085	2.14	2,284	(3,035)	0.44	407
Total investment securities	1,507,018	2.84	32,139	1,475,479	2.43	26,936	31,539	0.41	5,203
Loans, including loans held for sale	5,317,481	4.95	197,009	5,372,247	4.79	192,710	(54,766)	0.16	4,299
FHLB and FRB stock	23,392	6.31	1,107	6,885	7.43	384	16,507	(1.12)	723
Total interest earning assets	7,016,957	4.49	235,850	7,065,075	4.32	228,619	(48,118)	0.17	7,231
Noninterest-earning assets	330,938			313,404			17,534
Total assets	$7,347,895			$7,378,479			$(30,584)

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,357,095	0.14%	$1,385	$1,279,256	0.15%	$1,473	$77,839	(0.01)%	$(88)
Savings and money market deposits	2,304,708	1.52	26,174	2,246,478	1.64	27,655	58,230	(0.12)	(1,481)
Time deposits up to $250,000	444,726	2.37	7,887	544,823	3.22	13,125	(100,097)	(0.85)	(5,238)
Time deposits over $250,000	597,876	3.41	15,246	714,763	4.31	23,078	(116,887)	(0.90)	(7,832)
Total interest-bearing deposits	4,704,405	1.44	50,692	4,785,320	1.82	65,331	(80,915)	(0.38)	(14,639)
FHLB advances and other short-term borrowings	—	—	—	22	5.60	1	(22)	(5.60)	(1)
Long-term debt	138,298	5.60	5,797	156,188	5.86	6,848	(17,890)	(0.26)	(1,051)
Total interest-bearing liabilities	4,842,703	1.56	56,489	4,941,530	1.95	72,180	(98,827)	(0.39)	(15,691)
Noninterest-bearing deposits	1,820,158			1,793,854			26,304
Other liabilities	124,363			129,181			(4,818)
Total liabilities	6,787,224			6,864,565			(77,341)
Total equity	560,671			513,914			46,757
Total liabilities and equity	$7,347,895			$7,378,479			$(30,584)

Net interest income (taxable-equivalent)			179,361			156,439			22,922
Taxable-equivalent adjustment			(565)			(480)			(85)
Net interest income (GAAP)			$178,796			$155,959			$22,837

Interest rate spread		2.93%			2.37%			0.56%

Net interest margin (taxable-equivalent)		3.41%			2.95%			0.46%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Net interest income (expressed on a taxable-equivalent basis) was $179.4 million for the nine months ended September 30, 2025, an increase of $22.9 million or 14.7% from $156.4 million for the same period in 2024. The increase from the same period in 2024 was primarily due to higher average yields earned on loans and investment securities, which significantly increased interest income, combined with lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits, which significantly reduced interest expense. These positive variances were partially offset by a decline in average loan balances which reduced interest income, combined with declines in the average balance and average yield earned on interest-bearing deposits in other financial institutions, which also reduced interest income.

Interest Income

Taxable-equivalent interest income was $235.9 million for the nine months ended September 30, 2025, an increase of $7.2 million, or 3.2%, from $228.6 million for the same period in 2024. The increase was primarily attributable to an increase in the average yield earned on loans of 16 bps, resulting in an increase in interest income of approximately $6.3 million, and an increase in the average yield earned on investment securities of 41 bps, resulting in an increase in interest income of approximately $4.6 million. The increase in the average yield earned on investment securities was partially attributable to an investment portfolio repositioning completed during the fourth quarter of 2024, in which the Company sold lower-yielding available-for-sale debt securities with a book value of $106.5 million and reinvested proceeds in $101.6 million of higher-yielding debt securities. In addition, the Company recorded income from an interest rate swap that became effective on March 31, 2024 of $2.1 million in the nine months ended September 30, 2025, compared to $1.9 million in the same period in 2024. These increases were partially offset by a decrease in average loan balances of $54.8 million, resulting in a decrease in interest income of approximately $2.0 million, and decreases in the average balance and average yield earned on interest-bearing deposits in other financial institutions of $41.4 million and 103 bps, respectively, resulting in a decrease in interest income of approximately $3.0 million.

Interest Expense

Interest expense was $56.5 million for the nine months ended September 30, 2025, a decrease of $15.7 million, or 21.7%, from $72.2 million in the same period in 2024. The decrease was primarily attributable to a decrease in the average rate paid on interest-bearing deposits of 38 bps to 1.44%, resulting in a decrease in interest expense of approximately $9.2 million, and a decrease in average interest-bearing deposit balances of $80.9 million, resulting in a decrease in interest expense of approximately $5.5 million.

Net Interest Margin

Net interest margin was 3.41% for the nine months ended September 30, 2025, an increase of 46 bps from 2.95% in the same period in 2024. As previously discussed, the increase in net interest margin was primarily attributable to increases in average yields earned on loans and investment securities, combined with a decline in average rates paid on interest-bearing deposits and long-term debt.

Rate-Volume Analysis

For each category of interest-earning assets and interest-bearing liabilities, changes in interest income or expense are analyzed based on two factors: (i) changes in average balances (volume) and (ii) changes in weighted average interest rates (rate). The change in volume is calculated by multiplying the change in average balance by the prior period's average yield or rate. The change in rate is calculated by multiplying the change in average yield or rate by current period's average balance. Any residual change in interest income or expense not solely attributable to volume or rate is allocated proportionately between the two.

	Three Months Ended September 30, 2025 Compared To September 30, 2024			Nine Months Ended September 30, 2025 Compared To September 30, 2024
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$(495)	$(423)	$(918)	$(1,690)	$(1,304)	$(2,994)
Investment securities:
Taxable (1)	53	748	801	647	4,149	4,796
Tax-exempt (1) (2)	(13)	214	201	(49)	456	407
Total investment securities	40	962	1,002	598	4,605	5,203
Loans, including loans held for sale	25	1,728	1,753	(1,994)	6,293	4,299
FHLB and FRB stock	331	(63)	268	919	(196)	723
Total interest earning assets	(99)	2,204	2,105	(2,167)	9,398	7,231

Interest-bearing liabilities:
Interest-bearing demand deposits	37	(31)	6	54	(142)	(88)
Savings and money market deposits	(24)	(1,313)	(1,337)	684	(2,165)	(1,481)
Time deposits up to $250,000	(771)	(958)	(1,729)	(2,411)	(2,827)	(5,238)
Time deposits over $250,000	(642)	(1,259)	(1,901)	(3,787)	(4,045)	(7,832)
Total interest-bearing deposits	(1,400)	(3,561)	(4,961)	(5,460)	(9,179)	(14,639)
FHLB advances and other short-term borrowings	—	—	—	(1)	—	(1)
Long-term debt	(358)	(69)	(427)	(782)	(269)	(1,051)
Total interest-bearing liabilities	(1,758)	(3,630)	(5,388)	(6,243)	(9,448)	(15,691)

Net interest income (taxable-equivalent)	$1,659	$5,834	$7,493	$4,076	$18,846	$22,922

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating income:
Mortgage banking income	$958	$822	$136	16.5%
Service charges on deposit accounts	2,330	2,167	163	7.5
Other service charges and fees	6,472	5,947	525	8.8
Income from fiduciary activities	1,547	1,447	100	6.9
Income from bank-owned life insurance	1,879	1,897	(18)	-0.9
Net loss on sales of investment securities	(30)	—	(30)	N.M.
Other:
Equity in earnings of unconsolidated entities	32	7	25	357.1
Income recovered on previously charged-off loans	37	52	(15)	-28.8
Other recoveries	27	19	8	42.1
Unrealized gains on loans held for sale	—	17	(17)	-100.0
Commissions on sale of checks	75	74	1	1.4
Other	180	285	(105)	-36.8
Total other operating income	$13,507	$12,734	$773	6.1

Total other operating income for the third quarter of 2025 was $13.5 million, which increased by $0.8 million, or 6.1%, from $12.7 million in same quarter in 2024. The increase was primarily driven by higher investment services income, included in other service charges and fees, of $0.5 million.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating income:
Mortgage banking income	$2,299	$2,475	$(176)	-7.1%
Service charges on deposit accounts	6,601	6,405	196	3.1
Other service charges and fees	18,195	17,077	1,118	6.5
Income from fiduciary activities	4,672	4,331	341	7.9
Income from bank-owned life insurance	4,636	4,653	(17)	-0.4
Net loss on sales of investment securities	(30)	—	(30)	N.M.
Other:
Equity in earnings of unconsolidated entities	65	(24)	89	-370.8
Income recovered on previously charged-off loans	130	147	(17)	-11.6
Other recoveries	80	63	17	27.0
Unrealized gains on loans held for sale	78	—	78	N.M.
Commissions on sale of checks	231	221	10	4.5
Other	659	751	(92)	-12.3
Total other operating income	$37,616	$36,099	$1,517	4.2

Total other operating income for the nine months ended September 30, 2025 was $37.6 million, which increased by $1.5 million, or 4.2%, from $36.1 million for the same period in 2024. The increase was primarily due to higher other service charges and fees, which increased by $1.1 million, largely due to higher investment services fees of $0.8 million and ATM and debit card fees of $0.4 million, and higher income from fiduciary activities, which increased by $0.3 million.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$24,749	$22,299	$2,450	11.0%
Net occupancy	4,598	4,612	(14)	-0.3
Computer software	5,151	4,590	561	12.2
Legal and professional services	2,669	2,460	209	8.5
Equipment	867	972	(105)	-10.8
Advertising	730	889	(159)	-17.9
Communication	791	740	51	6.9
Other:
SERP expense	113	107	6	5.6
Charitable contributions	155	182	(27)	-14.8
FDIC insurance assessment	790	871	(81)	-9.3
Miscellaneous loan expenses	160	283	(123)	-43.5
ATM and debit card expenses	1,048	910	138	15.2
Armored car expenses	468	432	36	8.3
Entertainment and promotions	461	534	(73)	-13.7
Stationery and supplies	153	170	(17)	-10.0
Directors’ fees and expenses	409	281	128	45.6
Directors' deferred compensation plan expense	397	1,196	(799)	-66.8
Strategic expenses	—	3,068	(3,068)	-100.0
Amortization and impairment of intangible assets	—	24	(24)	-100.0
Facility consolidation costs	1,516	—	1,516	N.M.
Loss (gain) on disposal of fixed assets	3	38	(35)	-92.1
Other	1,781	2,029	(248)	-12.2
Total other operating expense	$47,009	$46,687	$322	0.7

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating expense for the third quarter of 2025 was $47.0 million, which increased by $0.3 million, or 0.7%, from $46.7 million for the same quarter in 2024. The increase was primarily driven by higher salaries and employee benefits of $2.5 million, computer software of $0.6 million, and $1.5 million in expenses related to the consolidation of the Company's former Operations Center into its main headquarters. The higher salaries and employee benefits was primarily attributable to higher incentive accruals. These increases were partially offset by $3.1 million in expenses related to the evaluation and assessment of a strategic opportunity in the same period in 2024, and lower directors' deferred compensation expense of $0.8 million.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$69,264	$64,280	$4,984	7.8%
Net occupancy	13,243	13,809	(566)	-4.1
Computer software	15,185	13,258	1,927	14.5
Legal and professional services	8,340	7,286	1,054	14.5
Equipment	2,899	2,977	(78)	-2.6
Advertising	2,449	2,704	(255)	-9.4
Communication	2,725	2,234	491	22.0
Other:
SERP expense	341	323	18	5.6
Charitable contributions	478	510	(32)	-6.3
FDIC insurance assessment	2,485	2,752	(267)	-9.7
Miscellaneous loan expenses	809	992	(183)	-18.4
ATM and debit card expenses	2,742	2,681	61	2.3
Armored car expenses	1,357	1,373	(16)	-1.2
Entertainment and promotions	1,295	1,368	(73)	-5.3
Stationery and supplies	531	552	(21)	-3.8
Directors’ fees and expenses	1,277	882	395	44.8
Directors' deferred compensation plan expense	390	1,538	(1,148)	-74.6
Strategic expenses	—	3,068	(3,068)	-100.0
Amortization and impairment of intangible assets	—	71	(71)	-100.0
Facility consolidation costs	1,516	—	1,516	N.M.
Loss (gain) on disposal of fixed assets	3	54	(51)	-94.4
Other	5,698	5,702	(4)	-0.1
Total other operating expense	$133,027	$128,414	$4,613	3.6

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating expense for the nine months ended September 30, 2025 was $133.0 million, which increased by $4.6 million, or 3.6%, from $128.4 million for the same period in 2024. The increase was primarily driven by higher salaries and employee benefits of $5.0 million, computer software expense of $1.9 million, $1.5 million in expenses related to the consolidation of the Company's former Operations Center into its main headquarters, and legal and professional services of $1.1 million. The higher salaries and employee benefits was largely attributable to higher incentive accruals. These increases were partially offset by $3.1 million in expenses related to the evaluation and assessment of a strategic opportunity in the same period in 2024, and lower directors' deferred compensation plan expense of $1.1 million.

Income Taxes

The Company recorded income tax expense of $5.1 million for the third quarter of 2025, compared to $3.8 million for the same quarter in 2024. For the nine months ended September 30, 2025, the Company recorded income tax expense of $15.5 million, compared to $12.6 million for the same period in 2024.

The effective tax rate ("ETR") for the third quarter of 2025 was 21.44%, compared to 22.03% for the same quarter in 2024. The ETR for the nine months ended September 30, 2025 was 22.07%, compared to 23.00% for the same period in 2024.

The increase in income tax expense for the three and nine months ended September 30, 2025 was primarily attributable to higher pre-tax income compared to the same periods in 2024. The decrease in the effective tax rate in the three and nine months ended September 30, 2025 was mainly driven by the recognition of higher low-income housing tax credits, along with the tax benefit associated with the donation of real estate in connection with the consolidation of the Company's Operations Center in the third quarter of 2025.

The Company's net deferred tax assets ("DTA"), net of valuation allowance, totaled $18.5 million as of September 30, 2025, compared to $17.8 million as of December 31, 2024. These amounts were included in other assets on the Company's consolidated balance sheets.

The valuation allowance on the Company's net DTA totaled $3.1 million as of September 30, 2025, and $3.1 million as of December 31, 2024. The valuation allowance related entirely to DTAs arising from apportioned net operating loss ("NOL") carryforwards for California state income tax purposes, as the Company does not expect to generate sufficient taxable income in California to utilize these DTAs.

Financial Condition

Total assets were $7.42 billion as of September 30, 2025, a decrease of $50.6 million, or 0.7%, from $7.47 billion as of December 31, 2024. The decrease was primarily driven by reductions in interest-bearing deposits in other financial institutions, total deposits, and long-term borrowings, partially offset by increases in loans and FRB stock.

Investment Securities

Investment securities totaled $1.33 billion as of September 30, 2025, a decrease of $5.0 million, or 0.4%, from $1.33 billion as of December 31, 2024. The decrease in the investment securities portfolio reflected principal runoff of $88.7 million, partially offset by net purchases of $49.1 million, and a $34.6 million increase in the market valuation of the AFS portfolio.

Loans

The Company strategically supplements its Hawaii loan portfolio by selectively pursuing commercial, commercial real estate, and consumer loan opportunities on the U.S. Mainland. This approach supports growth, enhances geographic, asset class and rate type diversification, generally provides higher yields, while maintaining the Company's disciplined credit standards and underwriting practices.

The following table presents outstanding loans by class and geographic location as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Hawaii:
Commercial and industrial	$464,797	$430,167	$34,630	8.1%
Construction	176,067	145,182	30,885	21.3
Residential mortgage	1,839,535	1,892,520	(52,985)	(2.8)
Home equity	610,889	676,982	(66,093)	(9.8)
Commercial mortgage	1,169,568	1,165,060	4,508	0.4
Consumer	223,065	274,712	(51,647)	(18.8)
Total loans	4,483,921	4,584,623	(100,702)	(2.2)
Less: ACL	(44,762)	(45,967)	1,205	(2.6)
Loans, net of ACL	$4,439,159	$4,538,656	$(99,497)	(2.2)

U.S. Mainland:
Commercial and industrial	$144,017	$176,769	$(32,752)	(18.5)
Construction	41,543	29	41,514	143,151.7	*
Commercial mortgage	443,619	335,620	107,999	32.2
Consumer	254,102	235,811	18,291	7.8
Total loans	883,281	748,229	135,052	18.0
Less: ACL	(15,631)	(13,215)	(2,416)	18.3
Loans, net of ACL	$867,650	$735,014	$132,636	18.0

Total:
Commercial and industrial	$608,814	$606,936	$1,878	0.3
Construction	217,610	145,211	72,399	49.9
Residential mortgage	1,839,535	1,892,520	(52,985)	(2.8)
Home equity	610,889	676,982	(66,093)	(9.8)
Commercial mortgage	1,613,187	1,500,680	112,507	7.5
Consumer	477,167	510,523	(33,356)	(6.5)
Total loans	5,367,202	5,332,852	34,350	0.6
Less: ACL	(60,393)	(59,182)	(1,211)	2.0
Loans, net of ACL	$5,306,809	$5,273,670	$33,139	0.6

* Not meaningful.

Loans, net of deferred costs, totaled $5.37 billion as of September 30, 2025, an increase of $34.4 million, or 0.6%, from $5.33 billion as of December 31, 2024. The increase was primarily driven by increases in commercial mortgage loans of $112.5 million, construction loans of $72.4 million, and commercial and industrial loans of $1.9 million. These increases were partially offset by decreases in home equity loans of $66.1 million, residential mortgage loans of $53.0 million, and consumer loans of $33.4 million.

The Hawaii loan portfolio decreased by $100.7 million, or 2.2%, from December 31, 2024. The decrease was primarily due to decreases in home equity loans of $66.1 million, residential mortgage loans of $53.0 million, and consumer loans of $51.6 million. These decreases were partially offset by increases in commercial and industrial loans of $34.6 million, construction loans of $30.9 million, and commercial mortgage loans of $4.5 million.

During the three months ended March 31, 2025, the Company reclassified $58.3 million of Hawaii consumer loans to the Hawaii commercial and industrial loan class, based on the loans' structure and characteristics, which more closely aligned with commercial and industrial lending criteria.

The U.S. Mainland loan portfolio increased by $135.1 million, or 18.0%, from December 31, 2024. The increase was primarily driven by increases in commercial mortgage loans of $108.0 million, construction loans of $41.5 million, and consumer loans of $18.3 million, partially offset by a decrease in commercial and industrial loans of $32.8 million. During the nine months ended September 30, 2025, the Company purchased $99.6 million in U.S. Mainland consumer automobile loan portfolios.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at September 30, 2025. Maturities are based on contractual maturity dates and do not factor in principal amortization.

	Maturing
(dollars in thousands)	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
Commercial and industrial:
With fixed interest rates	$5,278	$164,910	$85,236	$—	$255,424	42.0%
With variable interest rates	46,999	231,239	18,012	57,140	353,390	58.0%
Total commercial and industrial	52,277	396,149	103,248	57,140	608,814	100.0%

Construction:
With fixed interest rates	—	25,814	17,537	—	$43,351	19.9%
With variable interest rates	94,251	57,221	20,720	2,067	174,259	80.1%
Total construction	94,251	83,035	38,257	2,067	217,610	100.0%

Residential mortgage:
With fixed interest rates	1,449	13,212	237,848	1,291,401	$1,543,910	83.9%
With variable interest rates	16	2,199	19,383	274,027	295,625	16.1%
Total residential mortgage	1,465	15,411	257,231	1,565,428	1,839,535	100.0%

Home equity:
With fixed interest rates	2,749	17,292	32,823	29,855	$82,719	13.5%
With variable interest rates	4,198	3,521	21,209	499,242	528,170	86.5%
Total home equity	6,947	20,813	54,032	529,097	610,889	100.0%

Commercial mortgage:
With fixed interest rates	22,783	461,653	287,168	—	$771,604	47.8%
With variable interest rates	122,095	509,760	209,728	—	841,583	52.2%
Total commercial mortgage	144,878	971,413	496,896	—	1,613,187	100.0%

Consumer:
With fixed interest rates	9,749	306,915	56,704	69,675	$443,043	92.8%
With variable interest rates	4,236	2,148	—	27,740	34,124	7.2%
Total consumer	13,985	309,063	56,704	97,415	477,167	100.0%

Loans:
With fixed interest rates	$42,008	$989,796	$717,316	$1,390,931	$3,140,051	58.5%
With variable interest rates	271,795	806,088	289,052	860,216	2,227,151	41.5%
Total loans	$313,803	$1,795,884	$1,006,368	$2,251,147	$5,367,202	100.0%

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$357	$414	$(57)	(13.8)%
Residential mortgage	11,413	9,044	2,369	26.2
Home equity	2,119	952	1,167	122.6
Consumer	430	608	(178)	(29.3)
Total nonaccrual loans	14,319	11,018	3,301	30.0
Other real estate owned ("OREO")	—	—	—	N.M.
Total NPAs	14,319	11,018	3,301	30.0

Accruing Loans 90+ Days Past Due
Residential mortgage	1,159	323	836	258.8
Home equity	—	78	(78)	(100.0)
Consumer	349	373	(24)	(6.4)
Total accruing loans 90+ days past due	1,508	774	734	94.8
Total NPAs and accruing loans 90+ days past due	$15,827	$11,792	$4,035	34.2

Ratio of nonaccrual loans to total loans	0.27%	0.21%		0.06%
Ratio of NPAs to total assets	0.19%	0.15%		0.04%
Ratio of NPAs and accruing loans 90+ days past due to total loans and OREO	0.29%	0.22%		0.07%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2024	$11,018
Additions	9,114
Reductions:
Payments	(1,485)
Return to accrual status	(2,240)
Charge-offs, valuation adjustments and other reductions	(2,088)
Total reductions	(5,813)
Net increase	3,301
Balance at September 30, 2025	$14,319

Nonperforming assets totaled $14.3 million, or 0.19% of total assets as of September 30, 2025, compared to $11.0 million, or 0.15% of total assets as of December 31, 2024. The increase in nonperforming assets was primarily driven by additions to nonaccrual loans totaling $9.1 million, partially offset by $1.5 million in repayments, $2.2 million in loans returned to accrual status, and $2.1 million in net charge-offs, valuation adjustments and other reductions.

Criticized loans increased by $62.3 million from December 31, 2024 to $95.1 million, or 1.8% of the total loan portfolio, as of September 30, 2025 . Within criticized loans, special mention loans increased by $24.4 million to $33.0 million, or 0.6% of the total loan portfolio and classified loans increased by $37.9 million to $62.1 million, or 1.2% of the total loan portfolio. The increase in criticized loans was primarily due to the downgrade of a commercial real estate participation loan to special mention and an owner-occupied commercial real estate loan to classified during the second quarter of 2025. Both loans remain performing and are adequately collateralized.

The Company's ratio of classified assets and other real estate owned to Tier 1 capital plus the ACL was 7.86% as of September 30, 2025, which increased from 3.17% as of December 31, 2024.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$59,611	$62,225	$59,182	$63,934

Provision for credit losses on loans	3,440	3,040	11,155	9,609

Charge-offs:
Commercial and industrial	(1,071)	(663)	(4,509)	(1,864)
Residential mortgage	—	(99)	—	(383)
Consumer	(2,824)	(3,956)	(8,665)	(13,139)
Total charge-offs	(3,895)	(4,718)	(13,174)	(15,386)

Recoveries:
Commercial and industrial	204	158	570	378
Construction	—	—	3	—
Residential mortgage	8	8	25	25
Home equity	9	—	21	6
Consumer	1,016	934	2,611	3,081
Total recoveries	1,237	1,100	3,230	3,490
Net charge-offs	(2,658)	(3,618)	(9,944)	(11,896)
Balance at end of period	$60,393	$61,647	$60,393	$61,647

Average loans, net of deferred fees and costs	$5,332,656	$5,330,810	$5,317,481	$5,372,247
Ratio of annualized net charge-offs to average loans	0.20%	0.27%	0.25%	0.30%
Ratio of ACL to total loans	1.13%	1.15%	1.13%	1.15%
Ratio of ACL to nonaccrual loans	422%	532%	422%	532%

The Company's ACL on loans totaled $60.4 million as of September 30, 2025, compared to $59.2 million as of December 31, 2024 and $61.6 million as of September 30, 2024.

During the three months ended September 30, 2025, the Company recorded a provision for credit losses on loans of $3.4 million and net charge-offs of $2.7 million. During the same period in 2024, the Company recorded a provision of $3.0 million and net charge-offs of $3.6 million.

For the nine months ended September 30, 2025, the Company recorded a provision for credit losses on loans of $11.2 million and net charge-offs of $9.9 million. During the same period in 2024, the Company recorded a provision of $9.6 million and net charge-offs of $11.9 million.

The ACL as a percentage of total loans was 1.13% as of September 30, 2025, compared to 1.11% as of December 31, 2024 and, 1.15% as of September 30, 2024.

In accordance with U.S. GAAP, loans held for sale and other real estate owned are excluded from the Company's ACL assessment.

The following table presents the allocation of the ACL by loan class as of the dates indicated. The Company applies specific allocations to individually evaluated loans and general allocations to loan classes based on management's assessment of credit risk and estimated loss rates.

	September 30, 2025			December 31, 2024
(dollars in thousands)	ACL for Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans	ACL for Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$6,889	11.4%	11.3%	$7,113	12.0%	11.4%
Construction	3,966	6.6%	4.1	2,316	3.9%	2.7
Residential mortgage	14,189	23.5%	34.2	15,267	25.8%	35.5
Home equity	1,163	1.9%	11.4	2,335	3.9%	12.7
Commercial mortgage	20,564	34.1%	30.1	18,882	31.9%	28.1
Consumer	13,622	22.5%	8.9	13,269	22.5%	9.6
Total	$60,393	100.0%	100.0%	$59,182	100.0%	100.0%

The following table presents the ratio of annualized net charge-offs (recoveries) to average loans by loan class for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial and industrial	0.07%	0.04%	0.10%	0.04%
Residential mortgage	—	0.01	—	0.01
Consumer	0.13	0.22	0.15	0.25
Total	0.20%	0.27%	0.25%	0.30%

Deposits

The Company's deposit portfolio is well-diversified and reflects a long-standing commitment to relationship-based banking. As of September 30, 2025, approximately 53% of deposit customers have maintained accounts with the Bank for over 10 years, underscoring the stability and loyalty of the customer base.

While the Company's deposit-gathering efforts are primarily focused in Hawaii, its strategy also extends beyond local markets. Through established relationships with Japanese regional banks, corporations, and non-resident alien individuals, the Bank continues to attract U.S. dollar deposits from international sources. These relationships support deposit growth and diversification while aligning with the Company’s prudent risk management practices.

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing demand deposits	$1,903,614	$1,888,937	$14,677	0.8%
Interest-bearing demand deposits	1,340,725	1,338,719	2,006	0.1
Savings and money market deposits	2,292,881	2,329,170	(36,289)	(1.6)
Time deposits up to $250,000	444,005	483,378	(39,373)	(8.1)
Core deposits	5,981,225	6,040,204	(58,979)	(1.0)
Other time deposits greater than $250,000	458,339	500,693	(42,354)	(8.5)
Government time deposits	138,120	103,114	35,006	33.9
Total time deposits greater than $250,000	596,459	603,807	(7,348)	(1.2)
Total deposits	$6,577,684	$6,644,011	$(66,327)	(1.0)

Total deposits were $6.58 billion as of September 30, 2025, a decrease of $66.3 million, or 1.0%, from $6.64 billion as of December 31, 2024. The decrease was primarily driven by decreases in savings and money market deposits of $36.3 million, time deposits up to $250,000 of $39.4 million, and other time deposits greater than $250,000 of $42.4 million. These decreases were partially offset by increases in noninterest-bearing demand deposits of $14.7 million, and government time deposits of $35.0 million. The Company did not hold any wholesale, brokered, or listing service deposits as of September 30, 2025.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $5.98 billion as of September 30, 2025, a decrease of $59.0 million, from $6.04 billion as of December 31, 2024. Core deposits represented 90.9% of total deposits as of September 30, 2025, compared to 90.9% as of December 31, 2024.

The average cost of total deposits was 102 bps in the third quarter of 2025, compared to 132 bps in the same quarter in 2024. For the nine months ended September 30, 2025, the average cost of total deposits was 104 bps, compared to 133 bps during the same period in 2024.

All deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Estimated uninsured deposits totaled $2.80 billion, or 43% of total deposits, as reported in the Company's FDIC Call Report as of September 30, 2025, compared to $2.82 billion, or 42% of total deposits as of December 31, 2024.

Fully collateralized deposits totaled approximately $305.6 million as of September 30, 2025, compared to $282.3 million as of December 31, 2024. Excluding fully collateralized deposits, estimated uninsured deposits totaled $2.49 billion, or 38% of total deposits as of September 30, 2025, compared to $2.54 billion, or 38% of total deposits as of December 31, 2024.

The following table presents the remaining maturity of time deposits in excess of the FDIC insurance limit of $250,000 as of September 30, 2025:

(dollars in thousands)	September 30, 2025
Remaining maturity:
Three months or less	$301,280
Over three through twelve months	290,045
Over one year through three years	4,617
Over three years	517
Total	$596,459

Capital Resources

The Company conducts ongoing assessments of its capital adequacy, evaluating projected sources and uses of capital in conjunction with the size and quality of its assets, anticipated business performance, changes in monetary and fiscal policy, and regulatory capital requirements. As part of this process, the Board of Directors regularly reviews the Company’s capital position—including the call and maturity dates of existing capital instruments—to determine whether additional capital should be raised (via debt or equity) or whether capital may be returned to shareholders through dividends or share repurchases.

Common Equity

Total shareholders' equity was $588.1 million as of September 30, 2025, compared to $538.4 million as of December 31, 2024. The change in total shareholders' equity was primarily attributable to net income of $54.6 million and other comprehensive income of $22.4 million for the nine months ended September 30, 2025, partially offset by cash dividends paid of $21.9 million, and the repurchase of $7.0 million in common stock under the Company's stock repurchase programs.

The ratio of total shareholders' equity to total assets was 7.92% as of September 30, 2025, compared to 7.21% as of December 31, 2024. Book value per share was $21.86 as of September 30, 2025, compared to $19.89 as of December 31, 2024.

Holding Company Capital Resources

Under the Dodd-Frank Act, CPF is required to serve as a source of financial strength to the Bank. CPF is responsible for meetings its own obligations, including payments on its junior subordinated debentures that fund trust preferred securities and subordinated notes.

CPF relies on dividends from the Bank to meet its obligations. On a stand-alone basis, CPF had an available cash balance of $19.2 million as of September 30, 2025, compared to $23.0 million as of December 31, 2024.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $229.9 million as of September 30, 2025, compared to $196.8 million as of December 31, 2024.

Dividends are subject to the discretion of the Board of Directors and may be restricted by federal and Hawaii state laws, regulatory guidance from the FRB, and covenants set forth in various agreements the Company is a party to, including covenants set forth in our junior subordinated debentures and subordinated notes. There is no assurance that dividends will continue at the current rate or at all.

Share Repurchases

In January 2025, the Company’s Board of Directors authorized a new share repurchase program (the "2025 Repurchase Plan") allowing the Company to repurchase up to $30.0 million of its common stock in open market or privately negotiated transactions. The 2025 Repurchase Plan replaced the prior repurchase authorization in its entirety.

During the nine months ended September 30, 2025, the Company repurchased 258,648 shares of common stock at an aggregate cost of $7.0 million under the 2025 Repurchase Plan. As of September 30, 2025, $23.0 million remained available for repurchase under the plan.

Trust Preferred Securities

As of September 30, 2025, the Company maintained two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a combined $50.0 million in floating rate trust preferred securities. These securities, along with the underlying junior subordinated debentures and the common securities issued by the trusts, are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

On July 3, 2023, following the cessation of the LIBOR benchmark rate on June 30, 2023, the Company amended the debt agreements for Trust IV and Trust V to adopt the CME Term Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment. Under Accounting Standards Codification ("ASC") 848, these modifications were accounted for as a continuation of the existing contracts. The $30.0 million in floating rate trust preferred securities of Trust IV now bear interest at the three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 2.45%. The $20.0 million in floating rate trust preferred securities of Trust V now bear interest at the three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 1.87%.

The Company provides a full and unconditional guarantee of each trust’s obligations related to its trust preferred securities. Subject to certain exceptions and limitations, the Company may defer interest payments on the subordinated debentures for up to 20 consecutive quarters without default or penalty.

Subordinated Notes

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, which was used to support regulatory capital ratios and for general corporate purposes. These notes were subsequently exchanged for registered notes with identical terms at the end of the fourth quarter of 2020.

The notes bear a fixed interest rate of 4.75% for the first five years through November 1, 2025, after which the interest rate resets quarterly to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 4.56%, for the remaining five years. The subordinated notes are callable on any quarterly interest payment date on or after November 1, 2025. On September 11, 2025, the Company provided notice to the trustee of its plan for full redemption of the subordinated notes, at par, on November 1, 2025. Holders of the subordinated notes were subsequently notified on October 1, 2025.

As of September 30, 2025, the subordinated notes had a carrying value of $55.0 million, net of unamortized debt issuance costs of $20 thousand that is being amortized through November 1, 2025.

Regulatory Capital Ratios

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. These requirements include both quantitative measures, based on assets, liabilities, and certain off-balance-sheet exposures calculated under regulatory accounting principle, and qualitative assessments by regulators. For banks, capital adequacy is also governed by prompt corrective action regulations. Failure to meet minimum capital requirements may result in regulatory enforcement actions.

Federal banking agencies previously issued an interim final rule allowing institutions that adopted CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies subsequently issued a final rule that made certain technical changes to the interim rule, applicable only to those banking organizations that elected the CECL transition relief provided under the rule. The Company elected this option and the transition period concluded on December 31, 2024.

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

For a further discussion of regulatory capital requirements for the Company and the Bank and the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" section of the Company's 2024 Form 10-K.

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. As of September 30, 2025 and December 31, 2024, the leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for both the Company and the Bank exceeded the thresholds required for a "well-capitalized" designation under applicable regulations.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio [1]	Amount	Ratio
Central Pacific Financial Corp.
September 30, 2025
Leverage capital	$729,792	9.7%	$299,849	4.0%	N/A	N/A
CET1 risk-based capital	679,792	12.6	243,649	4.5	N/A	N/A
Tier 1 risk-based capital	729,792	13.5	324,865	6.0	N/A	N/A
Total risk-based capital	849,915	15.7	433,154	8.0	N/A	N/A

December 31, 2024
Leverage capital	$704,045	9.3%	$301,967	4.0%	N/A	N/A
CET1 risk-based capital	654,045	12.3	239,366	4.5	N/A	N/A
Tier 1 risk-based capital	704,045	13.2	319,155	6.0	N/A	N/A
Total risk-based capital	820,796	15.4	425,540	8.0	N/A	N/A

Central Pacific Bank
September 30, 2025
Leverage capital	$762,655	10.2%	$299,617	4.0%	$374,521	5.0%
CET1 risk-based capital	762,655	14.1	243,380	4.5	351,548	6.5
Tier 1 risk-based capital	762,655	14.1	324,506	6.0	432,675	8.0
Total risk-based capital	827,778	15.3	432,675	8.0	540,844	10.0

December 31, 2024
Leverage capital	$731,155	9.7%	$301,410	4.0%	$376,763	5.0%
CET1 risk-based capital	731,155	13.8	238,814	4.5	344,953	6.5
Tier 1 risk-based capital	731,155	13.8	318,419	6.0	424,558	8.0
Total risk-based capital	792,906	14.9	424,558	8.0	530,698	10.0

[1] Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of September 30, 2025 and December 31, 2024, the Company and the Bank's risk-based capital exceeded the required CCB.

Market Risk

Market risk represents the potential for loss in financial instruments arising from adverse changes in market rates and prices, including interest rates, foreign exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk, which arises when rate-sensitive assets and rate-sensitive liabilities mature or reprice during different periods or in differing amounts.

Asset/Liability Management and Interest Rate Risk

The Company's earnings and capital are sensitive to interest rate fluctuations. Interest rate risk is inherent in the Company’s core activities, including loan origination, deposit gathering, investment portfolio management, and other interest-bearing funding sources. Asset/liability management seeks to align the maturities and repricing characteristics of rate-sensitive assets and liabilities to achieve financial objectives while managing risk.

The Company’s Asset/Liability Management Policy is designed to optimize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capital adequacy. The Asset/Liability Management Committee ("ALCO") oversees interest rate risk utilizing a detailed and dynamic earnings and capital simulation model that evaluates earnings and capital under various interest rate scenarios and balance sheet forecasts.

Earnings sensitivity is typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital sensitivity is typically measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off- balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

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

The following table presents the Company's static net interest income sensitivity analysis as of the dates presented. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. Alternate rate scenarios assume rates move up or down 100 bps, 200 bps or 300 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion. The results indicate that the Company’s balance sheet is relatively well-positioned against movements in interest rates and remains within ALCO Policy risk limits that have been approved by the Board of Directors.

	September 30, 2025		December 31, 2024
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	1.71%	3.20%	3.03%	4.00%
+200 bps	1.18%	2.20%	1.91%	2.68%
+100 bps	0.63%	1.16%	0.84%	1.36%
-100 bps	(0.11)%	(1.01)%	(1.36)%	(2.21)%
-200 bps	(0.76)%	(2.66)%	(2.93)%	(4.74)%
-300 bps	(1.47)%	(4.65)%	(4.55)%	(7.41)%

Liquidity and Borrowing Arrangements

The Company's objective in managing liquidity is to maintain a prudent balance between sources and uses of funds in order to economically meet the cash requirements of customers for loans and deposit withdrawals, while also supporting lending and investment opportunities as they arise. Liquidity is monitored daily in relation to changes in loan and deposit balances to ensure optimal utilization, maintenance of adequate levels of readily marketable assets, and access to reliable short-term funding sources.

To support this objective, the Company performs regular liquidity stress testing under a range of scenarios to evaluate its ability to withstand potential liquidity stress events. Forecasts of Company cash flows are updated and analyzed periodically, and more frequently during periods of elevated liquidity risk.

Historically, core deposits have provided us a stable and low-cost funding base, although they remain subject to competitive pressures in the Company's market. A significant portion of deposits are granular, long-tenured, and relationship-based. In addition to core deposits, the Company also has access to a variety of other short-term and long-term funding sources, including proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs, such as the FHLB, secured repurchase agreements, and the Federal Reserve discount window.

As of September 30, 2025, the Company had $309.9 million in cash on its balance sheet and approximately $2.33 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, and in accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the design and effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation, or the prolonged effects of a government shutdown.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary, trade and interest rate policies. The current U.S. administration has and continues to implement significant and rapid changes in federal government operations and policies, including international trade policies, which may impact economic stability, the financial markets and the financial services industry broadly. In addition, the inability to successfully resolve budget disputes in Congress has led to a federal government shutdown, which could be prolonged. Conditions such as an economic recession, stagflation, rising unemployment, and the effects of tariffs, trade wars, government shutdowns, inflationary prices, tax law changes and other factors beyond our control may adversely affect the local and national economy, our asset quality, deposit levels, loan demand, demand for our products and services and the ability to manage costs associated with employees and vendors. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 27, 2025, the Company's Board of Directors authorized a new share repurchase plan (the "2025 Repurchase Plan"), permitting the repurchase of up to $30.0 million of the Company's common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The 2025 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors.

During the three months ended September 30, 2025, the Company repurchased 78,255 shares of common stock, at a cost of $2.3 million or $29.95 per share, under the Company's 2025 Repurchase Plan.

As of September 30, 2025, $23.0 million in share repurchase authorization remained available for repurchase under the Company's 2025 Repurchase Plan. The Company makes no assurance regarding the timing or extent of future repurchases under this program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2025	—	$—	—	$25,328,845
August 1-31, 2025	13,414	26.67	13,255	24,975,582
September 1-30, 2025	65,000	30.63	65,000	22,984,906
Total	78,414	$29.95	78,255	22,984,906

[1] During the three months ended September 30, 2025, 159 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined under Rule 16a-1(f)) adopted, modified or terminated any trading arrangements under Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) involving the purchase or sale of the Company's common stock.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation, as amended, of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on August 5, 2025).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2025).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.

Date:	October 29, 2025	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)