Form 10-K
period 2025-12-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2026-02-27
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $735,757,000. As of February 13, 2026, the number of shares of common stock of the registrant outstanding was 26,289,976 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K to the extent stated herein. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-K

PART I

ITEM 1.    BUSINESS

General

Central Pacific Financial Corp. is a Hawaii corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). CPF was organized on February 1, 1982, and serves as the holding company for its principal subsidiary, Central Pacific Bank. The Bank was incorporated in its present form in the State of Hawaii on March 16, 1982, following a holding company reorganization. Its predecessor entity was originally incorporated in the State of Hawaii on January 15, 1954.

CPF reports financial results on a fiscal year ending December 31, and operates as a single reportable segment: banking operations.

Throughout this document, "Central Pacific Bank" is referred to as "our Bank" or "the Bank" and "the Company," "we," "us" or "our," refers to Central Pacific Financial Corp. on a consolidated basis. The terms "Central Pacific Financial Corp.," "CPF," or "the holding company", refers to the parent company on a standalone basis.

Branch Network

Through our Bank and its subsidiaries, we provide full-service commercial banking through 27 bank branches and 55 ATMs located across the State of Hawaii. Our administrative and main offices are located in Honolulu, and we operate 20 branches on the island of Oahu. In addition, we have four branches on Maui, two on Hawaii Island, and one on Kauai.

Products and Services

Central Pacific Bank offers a full range of deposit and lending products and services to consumer and business customers. These include accepting demand, money market, savings, and time deposits, as well as originating commercial and industrial, construction, commercial real estate, residential mortgage, home equity, and consumer loans. We also offer cash management, digital banking, fiduciary and investment management services. Our Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The Bank became a member of the Federal Reserve System ("Federal Reserve") in January 2025, making the Federal Reserve Bank ("FRB") its primary federal regulator.

Financial Performance Drivers

We derive income primarily from interest and fees on loans, interest and dividends on investment securities, and fees related to deposit and other services. Major operating expenses include interest paid on deposits and borrowings, salaries and employee benefits, and general operating costs. Our relationship-based Hawaii retail and small business deposits provide stable, low-cost funding to support balance sheet growth and margin optimization. We seek to diversify funding sources through strategic partnerships with customers in Japan and Korea.

Lending Activities

Through our Bank, we concentrate our lending activities in five principal areas:

(1)Residential Mortgage Lending.  Includes fixed-rate and adjustable-rate loans primarily secured by single-family, owner-occupied residences in Hawaii, as well as home equity lines of credit and loans. We typically require loan-to-value ratios of not more than 80%, although higher levels are permitted with mortgage insurance. Changes in interest rates, economic conditions, and other market factors impact collateral values and borrower financial condition, affecting credit risk. A portion of our first mortgage originations are sold in the secondary market, while the remainder is retained in our loan portfolio.
(2)Commercial and Industrial Lending.  Consists primarily of term loans and lines of credit to small and middle-market businesses and professionals in Hawaii. Operating cash flow from the borrower's business is typically the primary source of repayment, but our underwriting generally requires additional collateral, such as real estate and business assets, and personal guarantees where possible to mitigate risk.
(3)Commercial Mortgage Lending.  Includes loans secured by commercial real estate, such as multi-family residential properties, industrial facilities, warehouses, offices, retail spaces, healthcare facilities, hotels, and religious dwellings.

Underwriting generally requires net cash flow from the property to cover the debt service while maintaining reserves, with liquidation of collateral considered as a secondary source of repayment.
(4)Construction Lending.  Includes loans for construction, land development, and other land loans for residential and commercial projects.
(5)Consumer Lending.  Includes loans that are generally unsecured or secured by personal assets, such as automobiles, with relatively small average loan sizes.

Our Heritage

Central Pacific Bank was founded by World War II veterans who, despite returning home as war heroes, faced limited banking opportunities in Hawaii. In response, they established the Bank to serve individuals and small businesses that lacked access to financial services at the time. This commitment to creating opportunity and serving our community continues in the present day as we strive to deliver exceptional customer service and tailored financial products to meet the unique needs of our customers and the communities we serve.

Our Strategic Focus

Our strategic focus is to be a top-performing bank that consistently delivers superior financial results, operational excellence, and shareholder returns across economic cycles. To drive growth, diversify our balance sheet, and strengthen resilience, we focus on markets and niche segments that differentiate our Bank. These include small businesses and homeowners in Hawaii, strategic partnerships with financial institutions in Japan and Korea, U.S. Mainland lending to diversify our loan portfolio and manage interest rate risk, and the integration of Wealth Management to provide a full spectrum of services to meet client needs.

Our strategy is financially driven and supported by a customer-centric approach, built on the following core elements: (i) stable, low-cost funding; (ii) disciplined credit selection; (iii) thoughtful diversification; (iv) capital optimization and shareholder returns; and (v) prudent risk and capital management.

Employees and Workforce

We believe the success of our business is largely due to the quality of our employees, the development of their full potential, and our ability to provide timely and meaningful rewards to our employees. At December 31, 2025, we employed 763 individuals, including 722 full-time and 41 part-time employees. We are not a party to any collective bargaining agreements.

We actively encourage and support employee growth and development by prioritizing internal promotions and transfers wherever possible. Continuous learning and career development are advanced through a combination of formal processes, internally developed programs, and external learning opportunities, including:

•Continuous performance development and annual reviews;
•A culture‑ and people‑focused training program for new managers designed to strengthen leadership capabilities, employee engagement, and effective people management practices;
•A comprehensive sales and technical training framework that aligns product, sales, and technical training programs under a unified, enterprise‑wide structure to support consistent skill development and performance standards;
•Internally developed training programs, conferences, and other job-related learning opportunities;
•Tuition reimbursement for approved courses or degree programs, as well as payment of fees paid for professional certifications;
•Participation in external leadership development programs such as the Pacific Coast Banking School, through which a cohort of two to three high-potential employees attends annually; and
•CPB Toastmasters, which supports employees developing public speaking, communication and leadership skills.

The safety, health, and wellness of our employees remain a top priority. We promote work-life balance through flexible work arrangements, comprehensive health care benefits, and sponsor various wellness programs.

Employee retention is critical to our efficiency and commitment to exceptional service. We believe our strong core values, focus on employee well-being, career support, and competitive compensation and benefits, including health insurance and retirement savings plans, aids in retention of our top-performing employees. In addition to base salary, our compensation program includes variable pay (e.g., commission, incentive, bonus) designed to motivate and reward high performance that aligns with our corporate strategy and business objectives. At December 31, 2025, the employee average tenure was 9 years and 33% of our staff had been with us for 10 years or more.

Our Market Area and Competition

Our operations, like those of other financial institutions in our market, are significantly influenced by economic conditions in Hawaii, particularly the strength of the real estate market and the tourism industry, as well as the fiscal and regulatory policies of federal and state governments and the authorities that regulate financial institutions.

Based on deposit market share among FDIC-insured financial institutions in Hawaii, Central Pacific Bank is ranked as the fourth-largest depository institution in the state as of December 31, 2025.

The banking and financial services industry in Hawaii, particularly within our target market areas, is highly competitive. We compete for loans, deposits, and customers with a broad range of financial service providers, including commercial and savings banks, securities and brokerage firms, financial technology ("fintech") companies, mortgage companies, insurance companies, finance companies, credit unions, and other non-bank financial service providers. This competition also includes online mortgage lenders and brokers operating through digital platforms.

To differentiate ourselves in this competitive environment, we emphasize strong personal relationships between our customers and our officers, directors, and employees, as well as specialized services designed to meet the unique needs of our customers and the communities we serve. We believe our competitive advantage lies in offering flexibility, superior customer service, competitive pricing, robust digital banking capabilities, and locally-focused promotional activities.

For further discussion of factors affecting our operations see, "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Concentrations

No individual or single group of related accounts is considered material in relation to the assets or deposits of our Bank, or in the overall business of the Company. Approximately 80% of our loan portfolio at December 31, 2025 consisted of real estate-related loans, including residential mortgage loans, home equity loans, commercial mortgage loans, and construction loans. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio."

Our business activities are concentrated primarily in Hawaii. Consequently, our financial condition and results of operations are closely tied to the economic trends in Hawaii, particularly in the commercial and residential real estate markets. During periods of economic strength, real estate markets typically perform well; during periods of economic weakness, they are adversely affected.

Our Subsidiaries

Central Pacific Bank is the wholly-owned principal subsidiary of Central Pacific Financial Corp. As of December 31, 2025, other wholly-owned subsidiaries include CPB Capital Trust IV and CPB Statutory Trust V.

Central Pacific Bank owns 50% of One Hawaii HomeLoans, LLC ("One Hawaii"). One Hawaii was inactive in 2024 and 2025 and will be accounted for as a variable interest entity and consolidated into the Company's financial statements when activity begins.

Central Pacific Bank also owns 50% of Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, and Island Pacific HomeLoans, LLC, which are accounted for under the cost method and reported as investments in unconsolidated entities in the Company's consolidated balance sheets.

The Company sponsors the Central Pacific Bank Foundation, which is not consolidated in the Company's financial statements.

Supervision and Regulation

General

The Company and the Bank are subject to extensive regulation and oversight by federal and state laws and regulatory agencies. These regulations are designed to protect depositors, the FDIC deposit insurance fund, borrowers, and to promote the stability of the United States of America ("U.S.") banking system.

The following discussion summarizes certain statutes and regulations applicable to us; it is not exhaustive and is qualified in its entirety by reference to the actual laws and regulations. We cannot predict if or when new legislation will be enacted or new regulations or guidance will be issued, nor the impact such changes may have on community banks generally or on our financial condition and results of operations. Future developments could increase or decrease the cost of doing business, limit or expand permissible activities or alter the competitive landscape among banks, savings associations, credit unions, and other financial institutions. Similarly, we cannot predict whether regulatory requirements will be reduced or eliminated or the overall effect such changes may have on the Company and the Bank.

Regulatory Oversight

Central Pacific Financial Corp. is a separate legal entity from its subsidiaries and serves as the bank holding company for Central Pacific Bank. CPF is regulated under the BHC Act and is subject to inspection, examination, and supervision by the FRB. CPF is also governed by Hawaii's Code of Financial Institutions and overseen by the Hawaii Division of Financial Institutions ("DFI").

As a publicly traded company, CPF is subject to disclosure and reporting requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the U.S. Securities and Exchange Commission ("SEC"). Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CPF," and we comply with NYSE listing standards. We are also subject to the corporate governance and accounting requirements of the Sarbanes-Oxley Act of 2002, which include executive certifications of financial statements, audit committees requirements, disclosure of controls and procedures, and the establishment and testing of internal controls over financial reporting.

Central Pacific Bank is a Hawaii state-chartered bank with deposits insured by the FDIC. On January 24, 2025, the Bank became a member of the Federal Reserve System, making the FRB its primary federal regulator. Previously, the Bank was regulated primarily by the FDIC. Upon joining the Federal Reserve System, the Bank subscribed to Federal Reserve Bank capital stock equal to 6% of its capital and surplus.

As a Hawaii state-chartered bank, the Bank is subject to extensive federal and state laws and regulations governing permissible activities, investments, reserves against deposits, funds availability, dividends, lending practices, collateral requirements, loan servicing and foreclosure, transactions with affiliates and insiders, borrowings, capital standards, check-clearing, branching, and mergers and acquisitions.

The Company is also subject to regulations issued by the Consumer Financial Protection Bureau ("CFPB"), Federal Trade Commission ("FTC"), and FRB. During periodic examinations, the DFI and FRB assess our financial condition, capital resources, asset quality, management, earnings prospects, liquidity, market sensitivity, and other aspects of our operations. These agencies also evaluate management effectiveness and compliance with applicable laws or regulations.

Regulatory Enforcement Authority

Federal and Hawaii regulators have broad discretion in supervising and enforcing banking laws, including examination policies, asset classification standards, and requirements for adequate loan loss reserves. To promote safety and soundness, these agencies have adopted guidelines designed to identify and address potential risks before an institution's capital becomes impaired. These guidelines establish operational and managerial standards in areas such as:

1.Internal controls, information systems, and audit processes;
2.Loan documentation and credit underwriting;
3.Interest-rate management;
4.Asset growth and quality; and
5.Compensation, fees, and benefits.

Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

If an examination reveals deficiencies in financial condition, capital resources, asset quality, earnings prospects, management, liquidity, market sensitivity, or compliance with laws and regulations, the FRB, DFI, and the FDIC have authority to:

•Require corrective action for violations or unsafe practices;
•Direct increases in capital and impose higher minimum capital ratios, which may limit acceptance of brokered deposits;
•Restrict growth, including geographic expansion, new products, mergers and acquisitions;
•Issue informal or formal enforcement actions, such as memoranda of understanding, written agreements, consent orders, cease-and-desist orders, or prompt corrective action directives;
•Require prior approval for changes in senior executive officers or directors; remove officers and directors; and assess civil monetary penalties; and
•Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint a receiver, which for a Hawaii state-chartered bank would result in a revocation of its charter.

Legislative and Regulatory Developments

Federal banking agencies have authority to issue regulations and guidelines to ensure safety and soundness of banks and the stability of the U.S. banking system. Changes in administration can influence regulatory priorities, including rulemaking, supervision, examination, and enforcement. While future changes may occur, the scope and impact of such changes cannot currently be determined.

Capital Adequacy Requirements

Bank holding companies and banks are subject to regulatory capital requirements administered by federal and state banking agencies, including the Basel III Capital Rule. These rules establish minimum risk-based and leverage capital ratios designed to ensure the safety and soundness of financial institutions.

The FRB monitors the Company's capital adequacy on a consolidated basis, and the Bank's capital adequacy is supervised by its federal and state regulators, including the FRB and the DFI. Both the Company and the Bank must comply with Basel III minimum risk-based and leverage capital requirements and the Capital Conservation Buffer.

These requirements implement international Basel III standards in the United States, and certain provisions of the Dodd-Frank Act. Regulators may require higher capital levels than the minimums based on an institution's size, complexity or risk profile.

Overview of Risk-Based Capital Guidelines

Under Basel III, capital requirements vary based on the risk profile of both on-balance sheet assets (such as loans) and off-balance sheet exposures (such as commitments, letters of credit, and recourse arrangements). Risk-based capital ratios are calculated by assigning risk weights to assets and certain off-balance sheet items, then dividing qualifying capital by total risk-weighted assets, with higher-risk categories requiring higher levels of capital.

Institutions engaged in significant trading activity may also be subject to the market risk capital guidelines, which incorporate additional market and interest rate risk components.

Minimum Capital Ratios

Under Basel III, the Company's and the Bank's on-balance sheet assets, certain exposures, and eligible off-balance sheet items are assigned risk weights to determine risk-weighted assets. These risk-weighted assets are used as the denomimator to calculate the following minimum capital ratios:

•Tier 1 Leverage Ratio: Tier 1 capital divided by quarterly average assets (net of goodwill, other intangible assets, and certain other deductions).
•Common Equity Tier 1 ("CET1") Risk-Based Capital Ratio: CET1 capital divided by risk-weighted assets. CET1 capital primarily includes common stockholders' equity, subject to certain regulatory adjustments. The Bank elected to exclude accumulated other comprehensive income from regulatory capital. This election was made in order to avoid significant variations in our levels of capital depending upon the impact of interest rate fluctuations on the fair value of our Bank’s available-for-sale securities portfolio.
•Tier 1 Risk-Based Capital Ratio: Tier 1 capital divided by risk-weighted assets. Tier 1 capital includes CET1 capital, perpetual preferred stock, and certain qualifying capital instruments. Hybrid securities, such as trust preferred securities, are generally excluded from Tier 1 capital; however, for bank holding companies with less than $15 billion in total consolidated assets, certain trust preferred securities are grandfathered for inclusion in Tier 1 capital.
•Total Risk-Based Capital Ratio: Total capital (CET1 capital, Tier 1 capital, and Tier 2 capital) divided by risk-weighted assets. Tier 2 capital includes qualifying subordinated debt and allowance for credit losses. Tier 2 capital also includes, among other things, certain trust preferred securities.

For Prompt Corrective Action purposes applicable to insured depository institutions, an institution is "well‑capitalized" if it meets all of the following thresholds and is not subject to a relevant regulatory order:

•Tier 1 Leverage Ratio ≥ 5.0%
•CET1 Risk‑Based Capital Ratio ≥ 6.5%
•Tier 1 Risk‑Based Capital Ratio ≥ 8.0%
•Total Risk‑Based Capital Ratio ≥ 10.0%

The Federal Reserve has not updated its well‑capitalized standard for bank holding companies to fully reflect Basel III; therefore, the PCA “well‑capitalized” thresholds above are those applied to the insured depository institution level under current rules. Our capital ratios as of December 31, 2025, exceed these thresholds. Regulators may require capital levels above minimums based on prevailing economic conditions or our specific risk profile.

Consequences of Non-Compliance

Failure to meet minimum or well-capitalized standards could trigger mandatory and discretionary regulatory actions, including restrictions on dividends, capital distributions, and regulatory approvals. Such actions could materially affect our operations and financial condition.

Capital Conservation Buffer

In addition to minimum capital ratios, Basel III requires a Capital Conservation Buffer of 2.50% above the minimum CET1 ratio to avoid restrictions on capital distributions and certain discretionary bonuses. The Capital Conservation Buffer effectively raises the required risk-based capital ratios. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, meaning an institution may be considered well-capitalized while failing to meet the Capital Conservation Buffer requirements.

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

As of December 31, 2025, the Company and the Bank were well-capitalized for regulatory purposes. For a detailed tabular presentation of the Company’s and the Bank’s capital ratios as of December 31, 2025, see Note 23 - Parent Company and Regulatory Restrictions to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data".

Basel IV and U.S. Implementation

In December 2017, the Basel Committee published standards described as the finalization of Basel III post-crisis regulatory reforms, commonly referred to as "Basel IV." These standards revise the Basel Committee's standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit), and establishes a new standardized approach for operational risk capital.

Under the Basel framework, as amended, these standards became effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and capital floors apply only to advanced approaches institutions, and therefore do not apply to the Company and the Bank.

In July 2023, the FRB, OCC, and FDIC proposed significant changes to the current Basel III capital rules. These proposals would replace the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and require banking organizations with $100 billion or more in assets to calculate regulatory capital using more stringent requirements applicable to even larger organizations.

The impact of any changes to capital requirements, calculations, and implementation of Basel IV on the Company will depend on how these standards are adopted by U.S. federal banking regulators.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires federal banking regulators to take "prompt corrective action" when a depository institution fails to meet certain capital adequacy standards. Such actions may include, among other measures, requiring the institution to submit and implement an acceptable capital restoration plan.

Federal regulations establish five capital categories for insured depository institutions: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.

As an institution's capital category declines, it becomes subject to progressively more stringent restrictions and requirements, which may include limitations on permitted activities, operational practices, asset growth, and the ability to pay dividends or executive bonuses, as well as increased regulatory oversight.

In addition, an institution that is classified as well-capitalized, adequately capitalized, or under-capitalized may, upon notice and an opportunity for a hearing, be treated as though it were in the next lower capital category if its primary regulator determines that an unsafe or unsound condition or practice warrants such treatment.

To be considered well-capitalized, the Bank must now maintain a CET1 ratio of 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%.

Regulators may also require banks and bank holding companies that are subject to enforcement actions to maintain capital ratios above the minimum well-capitalized thresholds. In such cases, an institution may lose its well-capitalized designation and become subject to restrictions, including limitations on accepting brokered deposits.

Volcker Rule

In December 2013, federal banking agencies adopted final rules implementing the Volker Rule, a provision of the Dodd-Frank Act. Subject to certain exceptions, these rules prohibit banking entities from engaging in proprietary trading and from sponsoring or investing in certain entities, including hedge funds and private equity funds classified as "covered funds."

In July 2019, regulators finalized a rule exempting community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5% or less of total consolidated assets (and which is not controlled by a company whose total assets and total trading assets and liabilities are in excess of such amounts), from the Volcker Rule. The Bank qualifies for this exemption.

Brokered Deposits

The FDIC restricts the acceptance of brokered deposits to institutions that are well-capitalized. Institutions that are less than well-capitalized may not accept, renew, or roll over brokered deposits without an FDIC waiver. As of December 31, 2025, the Bank was well-capitalized and had no restrictions on accepting brokered deposits.

Bank Holding Company Regulation

Federal and state banking laws impose a broad range of requirements and restrictions on bank holding companies and their subsidiaries. These may include:

•Reporting Requirements: Submission of regular periodic reports and any additional information requested by the Federal Reserve;
•Capital Requirements: Compliance with minimum capital requirements (see the "Capital Adequacy Requirements" section above and the "Capital Resources" section in the MD&A);
•Source of Strength Doctrine: Bank holding companies must serve as a source of financial and managerial strength for subsidiary banks and provide necessary resources. If a subsidiary bank fails to maintain adequate capital, regulators may require "prompt corrective action" (see the "Prompt Corrective Action Provisions" section above);
•Dividend Restrictions: Limitation on dividends payable to shareholders and restrictions on obtaining dividends or other distributions from subsidiary banks;
•Risk Mitigation: Authority to require termination of activities or divestiture of subsidiaries, affiliates or investments deemed to pose significant risk to the safety, soundness or stability of any bank subsidiary;
•Management Oversight: Prior approval for changes in senior executive officers or directors; prohibition of golden parachute payments and certain employment agreements when the company is in troubled condition;
•Debt Regulation: Oversight of certain debt provisions, including interest ceilings, reserve requirements, and prior approval for purchasing or redeeming securities in specific circumstances;
•Acquisition Approvals: Prior regulatory approval is required to acquire 5% or more of voting stock of a bank or bank holding company, as well as for mergers or acquisitions, which are evaluated based on competitive (anti-trust), financial, and managerial considerations; and
•Control Presumptions: Prior notice or approval for acquiring control of a bank or bank holding company, with ownership or control of 10% of voting stock generally presumed to constitute control.

Change in Bank Control

Under the Change in Bank Control Act (“CIBCA”) and Regulation Y, any person seeking to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A "person" includes individuals and entities such as corporations, partnerships, trusts, and joint venture. Control is generally defined as ownership, control, or the power to vote 25% or more of any class of voting securities. Regulations also establish rebuttable presumptions of control.

Other Restrictions on the Company's Activities

Bank holding companies (BHCs) may engage in non-banking activities deemed "closely related to banking" under section 4(c)(8) of the Bank Holding Company Act, subject to Federal Reserve approval or prior notice. Companies that elect and maintain "financial holding company" status under the Gramm-Leach-Bliley Act of 1999 ("GLBA") may engage in broader activities, including securities, insurance, and merchant banking, without prior approval. To qualify, the bank holding company and its depository institution subsidiaries must be well-capitalized, well managed, and in satisfactory compliance with the Community Reinvestment Act ("CRA").

Failure to maintain these standards or correct any deficiencies within prescribed timeframes may result in divestiture of subsidiary banks or the termination of nonconforming activities. The Company has not elected financial holding company status, and neither the Company nor the Bank engages in any activities classified by the Federal Reserve as non-banking or financial in nature.

Dividends and Stock Repurchases

The Company may be limited in its ability to pay dividends or repurchase its stock by the Federal Reserve, including if doing so would be an unsafe or unsound banking practice. When a bank holding company intends to declare or pay a dividend that could raise safety and soundness concerns, it generally will be required to inform and consult with the Federal Reserve in advance. It is the policy of the Federal Reserve that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition. Additionally, bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

According to guidance from the Federal Reserve, a bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements. If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends. Subject to regulatory and statutory restrictions, including restrictions under applicable Hawaii law and federal regulation, future cash dividends by the Company will depend upon management's assessment of future capital requirements, contractual restrictions and other factors. The Company cannot provide any assurance that it will continue to pay any dividends on its common stock.

A bank holding company may be required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the bank holding company for all such purchases or redemptions during the preceding 12 months, is equal to 10.00% or more of the bank holding company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. However, this prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues.

In addition, a bank holding company is required to consult with the Federal Reserve before redeeming certain tier 1 and tier 2 capital instruments. To qualify as additional tier 1 capital, redemption or repurchase of the capital instrument requires prior approval of the Federal Reserve. Similarly, to qualify as tier 2 capital, redemption of the instrument prior to maturity or repurchase requires the prior approval of the Federal Reserve. Further, a bank holding company is required to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity if such redemption could have a material effect on the level or composition of the organization’s capital base.

On January 27, 2026, the Company's Board of Directors authorized a share repurchase plan (the "2026 Repurchase Plan"), permitting the repurchase of up to $55.0 million of the Company's common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The 2026 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors. During the year ended December 31, 2025, the Company repurchased 788,261 shares of common stock, at an aggregate cost of $23.3 million under the Company's 2025 Repurchase Plan. The Company cannot provide any assurance that it will continue to repurchase any shares of its common stock. The Company is also subject to applicable limitations on its ability to pay dividends and make distributions under applicable provisions of Hawaii law.

The Bank is a legal entity that is separate and distinct from its holding company. The Company relies on dividends received from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. Current capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See section entitled “—Capital Adequacy Requirements” for further discussion. The ability of the Bank to declare a cash dividend to the Company is subject to applicable federal and Hawaii law. Subject to regulatory and statutory restrictions, including restrictions under applicable Hawaii law and federal regulation, future cash dividends by the Bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors. The Company cannot provide any assurance that the Bank will be able to continue to pay dividends to the Company.

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

Mergers and Acquisitions

In 2024, the OCC and FDIC issued policy statements which conveyed a heightened level of scrutiny for bank merger and acquisition activity. Following the election of President Trump, in May 2025 the FDIC rescinded its 2024 policy statement on bank merger review and instead reverted to prior guidance from 1998. Similarly, the OCC issued an interim final rule that rescinded its 2024 policy statement and reinstated regulatory provisions allowing for automatic expedited processing for certain eligible mergers and acquisitions. Subsequently, President Trump executed a resolution, which, among other things, prevents an agency from reissuing a substantially similar rule. Accordingly, with the FDIC and OCC reinstating pre-2024 policies, we believe applicants have a more predictable merger approval path for qualifying transactions. The FRB has not issued new merger and acquisition regulations or policy statements but has recently approved a number of larger acquisitions. The full impact of the election of President Trump on bank mergers and acquisition policy has yet to be fully determined.

In September, 2024, the Department of Justice ("DOJ") announced that it withdrew its 1995 Bank Merger Guidelines and, instead, for purposes of evaluating the competitive impact of bank mergers, will rely on its 2023 Merger Guidelines which apply to all industries. For banks considering combinations where there may be even a remote possibility of antitrust concerns under the 2023 Merger Guidelines, the DOJ will review "market realities" in analyzing the competitive effects of a particular transaction.

While branch deposit concentration may be one area of focus, i.e. traditional Herfindahl Hirschman Index (HHI) analysis for deposit concentration utilizing the 2023 Merger Guideline baselines, the DOJ will drill down into the products and services that a bank merger may affect prior to fully assessing the impact of a combination. This type of analysis may involve a more robust review of the competitive landscape (i.e., the impact of credit unions and other non-bank competitors), and a closer analysis of interest rates, types of mortgages and other loans offered, quality of service and convenience at branch locations, the types of customers served, and the unique needs in a particular bank market for bespoke financing.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits at federally insured banks and savings institutions through the Deposit Insurance Fund (the "DIF"), up to prescribed statutory limits. The FDIC also promotes the safety and soundness of the banking and savings industries.

The Dodd-Frank Act revised the FDIC's authority over DIF management by establishing requirements for the Designated Reserve Ratio ("DRR"), calculated as the DIF balance divided by estimated insured deposits, and by redefining the assessment base used to calculate quarterly assessments. FDIC assessments are determined based on an institution's asset size and relative risk of default, as measured by regulatory capital ratios and other supervisory factors. We generally have limited ability to influence the premiums required for FDIC insurance.

The FDIC has set the DRR at 2.00%. In October 2022, to ensure the reserve ratio would reach at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points. The increase in assessment rates became effective January 1, 2023, beginning with the first quarterly assessment period of 2023.

Additionally, in November 2023, the FDIC finalized a special assessment to recover losses to the DIF resulting from the closures of Silicon Valley Bank and Signature Bank. The special assessment equals approximately 13.4 basis points annually, based on an institution's uninsured deposits as of December 31, 2022, after applying a $5 billion deduction. The assessment will be collected over eight quarterly periods. The Bank will not incur this additional assessment because its uninsured deposits as of December 31, 2022, were below the $5 billion threshold.

Future failures of financial institutions, increases in our asset size or risk profile, or other FDIC determinations could result in higher FDIC premiums. Any such increases may materially and adversely affect our earnings and could negatively impact the value or market for our common stock.

Incentive Compensation

Regulatory guidance applicable to all banking organizations requires that incentive compensation policies align with safety and soundness principles.Institutions must ensure that compensation programs:

1.Provide incentives that appropriately balance risk and reward and do not encourage imprudent risk-taking,
2.Are compatible with effective controls and risk management, and
3.Are supported by strong corporate governance, including active oversight by the board of directors.

Monitoring methods should be commensurate with the size and complexity of the organization and its use of incentive compensation.

As required by the Dodd-Frank Act, federal banking agencies and the SEC proposed revised rules in 2016 governing incentive-based payment arrangements at regulated entities with at least $1 billion of total assets. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery ("clawback") provisions of the Dodd-Frank Act. In response, the NYSE adopted new clawback listing standards applicable to the Company. We have implemented an NYSE-compliant clawback policy, which is included as an exhibit to this Annual Report on Form 10-K.

Cybersecurity

Federal regulators have issued guidance requiring financial institutions to implement layered security controls and robust cyber risk management processes. Institutions must address risks associated with compromised customer credentials, including reliable authentication for customers accessing internet-based services.

Management is also expected to maintain comprehensive business continuity planning to ensure rapid recovery and resumption of operations following a cyberattack involving destructive malware. This includes processes for restoring data, rebuilding network capabilities, and recovering business operations if the institution or its critical service providers are impacted.

State regulators have become increasingly active in establishing privacy and cybersecurity standards, with states such as California and New York implementing detailed requirements, including mandatory cybersecurity programs and data encryption standards. Many states have also adopted or updated data breach notification and privacy laws. We expect this trend to continue and actively monitor developments in states where we operate or serve customers.

In November 2021, federal banking agencies adopted a final rule, requiring banking organizations to notify their primary regulator within 36 hours of determining that a "computer-security incident" has materially disrupted or is reasonably likely to disrupt banking organizations, delivery of services to a material portion of customers, or operations that could result in material loss or impact U.S. financial stability. Failure to comply may result in regulatory sanctions, including financial penalties.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and provide annual disclosures regarding cybersecurity risk management, strategy and governance. These rules supersede prior interpretive guidance issued in February 2018, and are in addition to existing state and federal banking notification requirements.

We rely on electronic communications and information systems to conduct our operations and to store sensitive data. Our cybersecurity program employs a layered, defense-in-depth approach leveraging people, processes and technology to manage and maintain cybersecurity controls. We utilize preventative and detective tools to monitor, block, and alert on suspicious activity, including advanced persistent threats.

Despite these measures, cybersecurity threats remain pervasive, sophisticated, and rapidly evolving. While we have not experienced a significant compromise, data loss, or material financial impact to date, our systems, and those of our customers and third-party service providers, are under constant threat. Risks related to cybersecurity are expected to remain high due to the increasing complexity of attacks and the growing use of internet and mobile banking services.

See "Risk Factors" under Part I, Item 1A of this report for a further discussion of risks related to cybersecurity and "Cybersecurity" under Part I, Item 1C for a further discussion of our cybersecurity risk management, strategy and governance.

Office of Foreign Assets Control ("OFAC") Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC") administers and enforces economic and trade sanctions against targeted foreign countries, regimes, and individuals under various laws. OFAC publishes lists of specially designated nationals and countries, and financial institutions are responsible for:

•Blocking accounts and transactions involving designated parties;
•Prohibiting unlicensed trade and financial transactions; and
•Reporting blocked transactions after they occur.

Failure to comply with OFAC requirements can result in serious financial, legal and reputational consequences, including regulatory actions that may prevent or prohibit mergers and acquisitions. Regulatory authorities have imposed cease-and-desist orders and civil money penalties on institutions found in violation of these obligations.

Operations and Consumer Compliance Laws

The Bank is subject to numerous federal and state laws and regulations governing anti-money laundering, consumer protection, and privacy, including:

•Anti-Money Laundering and Privacy Laws: USA Patriot Act of 2001, GLBA, Bank Secrecy Act, Foreign Account Tax Compliance Act, and the Anti-Money Laundering Act of 2020 (“AMLA”).
•Consumer Protection Laws: CRA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, Equal Credit Opportunity Act, Truth in Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and National Flood Insurance Act.
•Privacy and Marketing Laws: Telephone Consumer Protection Act, CAN-SPAM Act, and various state privacy and data protection statutes.

Noncompliance with these laws can result in lawsuits, administrative penalties, fines, reimbursements, and other enforcement actions. The Company and the Bank are also subject to federal and state laws prohibiting unfair or deceptive practices, misleading advertising. and unfair competition. Recent joint regulatory pronouncements have emphasized the importance of managing operational and compliance risks associated with Banking-as-a-Service ("BaaS") relationships.

These laws impose disclosure and reporting requirements and govern how financial institutions interact with customers when accepting deposits, originating loans, servicing and collecting loans, foreclosing, and providing other services. Failure to comply may result in injunctions, civil or criminal penalties, punitive damages, and loss of contractual rights.

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

The BSA, as amended by the USA PATRIOT Act, and its implementing regulations and other laws and regulations that impose anti-money laundering obligations require financial institutions to, among other duties, implement and maintain an effective AML/CFT compliance program and to file reports, such as suspicious activity reports and currency transaction reports. Our federal and state banking regulators, FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of the BSA and its implementing regulations and other applicable anti-money laundering requirements.

A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act amended the BSA to broaden the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, investment advisors, and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including banks: (i) establish an AML/CFT compliance program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the BSA’s requirements could have serious legal and reputational consequences for the institution. The federal banking agencies examine the institution for compliance with the BSA and its implementing regulations and we continue to monitor and augment, where necessary, our AML/CFT compliance program. The federal banking agencies will also consider compliance with the BSA and its implementing regulations when reviewing merger and acquisition proposals. Failure to comply with the BSA and its implementing regulations can result in a federal banking agency imposing cease and desist and other regulatory orders and civil money penalties against a bank. The Bank has augmented its AML/CFT compliance systems and procedures to meet the requirements of the BSA and its implementing regulations and will continue to revise and update its compliance policies, procedures, and controls to reflect changes required by law.

The CRA encourages insured depository institutions to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA performance is considered when evaluating applications for branches, mergers, acquisitions, or holding company formations.

The Bank received an "Outstanding" rating in the FDIC's 2022 CRA Performance Evaluation, which measures lending, investment, and service activities supporting community needs.

On October 24, 2023, the OCC, FDIC, and FRB jointly issued a final rule intended to modernize and strengthen regulations implementing the CRA. The final rule would have revised the framework used to evaluate how banks help meet the credit needs of their communities, particularly for institutions with total assets in excess of $2 billion, including the Bank.

Under the 2023 final rule, banks with total assets in excess of $2 billion would have been evaluated under a multi-test framework consisting of the following components:

1.Retail lending;
2.Retail services and products (including consideration of digital delivery systems for banks with more than $10 billion in assets or banks that request such consideration);
3.Community development ("CD") financing; and
4.CD services.

The final rule also contemplated the application of weighted scoring across these test components when assigning an overall CRA rating. Alternatively, qualifying institutions could elect to be evaluated under a regulator‑approved strategic plan. In addition, banks above the $2 billion asset threshold would have been subject to expanded and revised data collection, recordkeeping, and reporting requirements. The rule further provided that an institution’s CRA rating could be adversely affected by evidence of illegal or discriminatory credit practices.

The 2023 CRA final rule was scheduled to take effect on April 1, 2024, with staggered compliance dates for various provisions, including the new performance tests, data collection requirements, and the establishment of revised retail lending assessment areas. However, the rule is currently subject to a preliminary injunction that stays its effective and implementation dates, and the federal banking agencies are not applying its provisions.

Accordingly, the federal banking agencies continue to examine and assess banks’ CRA performance under the CRA regulations originally adopted in 1995 and in effect as of March 29, 2024. On July 16, 2025, the OCC, FDIC, and FRB issued a joint notice of proposed rulemaking to rescind the 2023 CRA final rule and formally restore the prior CRA regulatory framework with certain conforming and technical amendments. Until that rulemaking process is completed, the 1995 CRA regulations remain applicable.

Consumer Financial Protection Bureau ("CFPB")

The Dodd-Frank Act established the CFPB as an independent entity with broad rule making, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, issuing regulations, and enforcing compliance related to consumer financial products and services. CFPB regulations and guidance, including supervision and examination, apply to all covered persons and banks with $10 billion or more in assets. Banks with less than $10 billion in assets, including the Bank, will remain subject to compliance examinations by their primary federal banking regulator. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve and FDIC apply consumer protection laws, and regulations to financial institutions that are not directly supervised by CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

The CFPB finalized numerous rules impacting nearly every aspect of the residential mortgage loan lifecycle. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act, and Real Estate Settlement Procedures Act. Among other requirements, banks originating residential mortgage loans must:

1.Develop and implement procedures to ensure compliance with the "ability-to-repay" test and determine whether a loan qualifies as a "qualified mortgage", in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability-to-repay test;
2.Implement new or revised disclosures, policies, and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers, and specific loss mitigation procedures for loans secured by a borrower's principal residence;
3.Comply with additional restrictions on mortgage loan originator hiring and compensation;
4.Comply with new disclosure requirements and standards for appraisals and certain financial products; and
5.Maintain escrow accounts for higher-priced mortgage loans for extended periods.

The review of products and practices to prevent unfair, deceptive or abusive acts or practices ("UDAAP") has been a focus of the CFPB, and of banking regulators more broadly. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. CFPB and state regulation of financial products and potential enforcement actions could also adversely affect the Bank’s business, financial condition or results of operations.

Privacy and Information Sharing

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

In California, consumer privacy rights have been further bolstered by the enactment of the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (CPRA). The CCPA and CPRA create new consumer rights, impose additional obligations on businesses that collect personal information from California consumers, and create a new enforcement agency called the California Privacy Protection Agency. In particular, The CCPA and CPRA introduces four new consumer rights, including (1) the right to correction, meaning that users can request to have their personal information corrected; (2) the right to opt-out of automated decision making, meaning that California residents can say 'no' to their personal information being used in profiling for behavioral advertisement online; (3) the right to know about automated decision making; and (4) the right to limit use of sensitive personal information. These two statutes also significantly expand the types of consumer data subject to privacy restrictions and increase the potential penalties for any violations.

Durbin Amendment and Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Interchange fees, or "swipe" fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions.

Under the final rules, the maximum permissible interchange fee for banks with assets in excess of $10 billion is capped at 21 cents plus 5 basis points of the transaction value for most debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is uncertain.

Currently, the Bank qualifies for the small issuer exemption from the interchange fee cap, which applies to any debit card issuer that, together with its affiliates, has total assets of less than $10 billion as of the end of the previous calendar year. The Bank will become subject to the interchange fee cap beginning July 1 of the year following the point at which its total assets reach or exceeds $10 billion. Reliance on the small issuer exemption does not exempt us from federal regulations prohibiting network exclusivity arrangements or from routing restrictions.

Commercial Real Estate Concentration Limits

In December 2006, federal banking regulators issued guidance titled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" to address increasing concentrations in commercial real estate ("CRE") and construction loans. Subsequently, in December 2015, the federal bank agencies issued additional guidance titled "Statement on Prudent Risk Management for Commercial Real Estate Lending." Together, these guidelines outline the criteria used by regulators to identify institutions that may be exposed to heightened CRE concentration risk.

An institution may be subjected to further supervisory review if it has:

1.Experienced rapid growth in CRE lending,
2.Significant exposure to a specific type of CRE,
3.Total reported loans for construction, land development, and other land representing 100% or more of the institution’s total risk-based capital, or
4.Total CRE loans representing 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months.

As of December 31, 2025, the Bank’s construction, land development, and other land loans represented less than 100% of its total risk-based capital. As of December 31, 2025, the Bank's total CRE loans represented less than 300% of its total risk-based capital and has increased by less than 50% from the prior 36 months.

Changes in Federal, State, or Local Tax Laws

We are subject to changes in federal and applicable state tax laws and regulations that may impact our effective tax rates. Changes in these tax laws may be retroactive to previous periods and as a result could impact our current and future financial performance.

For example, the Tax Cuts and Jobs Act of 2017 resulted in a reduction of our federal tax rate from a minimum of 35% in 2017 to 21% beginning in 2018, which favorably impacted our earnings. Conversely, this legislation also enacted limitations on certain deductions, including the deduction of FDIC deposit insurance premiums, which partially offset the expected increase in net earnings from the lower tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted into law. The IRA, among other things, imposes a non-deductible 1% excise tax on the aggregate fair market value of stock repurchased by certain public companies, if any, including the Company, occurring after December 31, 2022.

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 16 - Income Taxes of the notes to Consolidated Financial Statements for more information.

Future Legislation and Regulation

Congress and state legislatures may enact, modify, or repeal laws governing the regulation of the financial services industry.In addition, federal and state regulatory agencies periodically propose and adopt regulatory changes or modify the manner in which existing regulations are interpreted or enforced.

The substance and impact of pending or future legislation or regulation, or the application thereof, cannot be predicted. However, enactment of proposed legislation (or modification or repeal of existing legislation) could have the following impact:

•Restructure the regulatory framework under which the Company and Bank operate;
•Significantly increase its costs;
•Impede the efficiency of its internal business processes;
•Require the Bank to increase its regulatory capital;
•Necessitate changes to its business strategy;
•Limit its ability to pursue business opportunities in an efficient manner.

Any of these outcomes could adversely, and possibly materially, affect the Company’s business, financial condition, results of operations, or prospects.

Available Information

Our website, www.cpb.bank, provides access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request to our Investor Relations Department.

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
•The financial services industry and broader economy may be subject to new or changing government policy, legislation and regulation, or the prolonged effects of a government shutdown.
•Negative developments in the global and U.S. economies could have an adverse effect on us.
•Negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

Risks Related to Credit
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
•Our commercial and industrial, and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.
•We may incur future losses in connection with certain representations and warranties we have made with respect to mortgages that we have sold in the secondary market.
•Consumer protection initiatives related to the foreclosure process could materially affect our ability as a creditor to obtain remedies.
•Changes to, or limitations on our ability to participate in, the programs and guidelines of government-sponsored entities could adversely affect our mortgage origination and secondary‑market activities.
•Banking-as-a-Service ("BaaS") collaboration agreements that we may enter into may expose us to credit risk.

Risks Related to Interest Rates and Liquidity
•Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.
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
•Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations completely, accurately and timely.
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
•Significant increases in residential home insurance premiums and overall challenges in obtaining homeowners insurance generally may negatively impact the residential real estate market.

Risks Related to Legal, Compliance and Regulatory Matters
•Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.
•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•Regulatory capital standards impose enhanced capital adequacy requirements on us.
•Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with potential new environmental laws, including limitations on emissions relating to climate change, could adversely affect our financial condition and results of operations.
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

The FRB regulates the supply of money and credit in the U.S. Its policies determine, in large part, the cost of funds for lending and investing, and the return earned on those loans and investments, both of which, affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary, trade and interest rate policies. The current U.S. administration has and continues to implement significant and rapid changes in federal government operations and policies, including international trade policies, which may impact economic stability, the financial markets and the financial services industry broadly. In addition, the inability to successfully resolve budget disputes in Congress has led to federal government shutdowns, which could be prolonged. Conditions such as an economic recession, stagflation, rising unemployment, and the effects of tariffs, trade wars, government shutdowns, inflationary prices, tax law changes and other factors beyond our control may adversely affect the local and national economy, our asset quality, deposit levels, loan demand, demand for our products and services and the ability to manage costs associated with employees and vendors. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition or results of operations.

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

High-profile bank failures in the first half of 2023, and the resulting media coverage, caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional and community banks like the Company. Uncertainty and concern may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about these kinds of events or other similar risks, and may have in the past and may in the future lead to market-wide liquidity problems and concerns from the Company's own customer base. These bank failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry and could have a material, adverse impact on the Company's liquidity and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC took steps to ensure that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will continue to be successful in restoring customer confidence in the banking industry.

Risks Related to Credit

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

Our results of operations have been, and will continue to be significantly impacted by the economy in Hawaii, and to a lesser extent, other markets we are exposed to including California. Approximately 80% of our loan portfolio as of December 31, 2025 was comprised of loans primarily collateralized by real estate, with the significant majority of these loans concentrated in Hawaii.

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

For the year ended December 31, 2025, we recorded $15.7 million in provision for credit losses. As a result of a variety of factors, including a decline in local, national or international economic conditions, it is possible that we may experience deterioration in credit quality and material credit losses and in turn, increases to our provision for credit losses. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans. If that were to occur, we may have to record additional provisions for credit losses which would have an adverse impact on our net income, financial condition and capital ratios.

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

Our commercial and industrial, and commercial real estate loan portfolios expose us to risks that may be greater than the risks related to our other loans.

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

Unexpected deterioration in the credit quality of our commercial or commercial real estate loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, and prospects. Furthermore, such deterioration could require us to raise additional capital.

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

We generally use the judicial foreclosure process which can be very lengthy. Consumer protection initiatives or regulations on mortgage loan modification programs and loss mitigation practices could impact our foreclosure procedures, which in turn could adversely affect our business, financial condition, or results of operations.

Changes to, or limitations on our ability to participate in, the programs and guidelines of government-sponsored entities could adversely affect our mortgage origination and secondary‑market activities.

Our ability to originate and sell residential mortgage loans depends on maintaining approvals and eligibility with government-sponsored entities ("GSE"), as well as on the continued availability of their programs and secondary‑market liquidity. Changes in these entities’ roles, guidelines, guarantee structures, or pricing including modifications to credit standards, servicing requirements, or agency fees, could reduce demand for our mortgage products, increase our operational or compliance costs, or limit our ability to sell loans on acceptable terms. Any material reduction in access to these programs or adverse changes in their requirements could negatively affect our mortgage origination volume, secondary‑market execution, and related revenue.

Banking-as-a-Service ("BaaS") collaboration agreements that we may enter into may expose us to credit risk.

Future BaaS collaboration agreements may include loan or line of credit arrangements with our potential partners and may also include various loss sharing agreements, as they have in the past. We typically will require guarantees and/or collateral to protect the Bank against credit risk. However, there is a risk that our partners will be unable to meet their obligations under the agreements.

Losses associated with the loans or lines of credit accounts related to BaaS relationships that we may enter into, could have a material adverse effect on our net income, results of operations, and financial condition.

Risks Related to Interest Rates and Liquidity

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

The majority of our assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and profitability depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience "gaps" in the interest rate sensitivity of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to our position, this "gap" will work against us and our earnings may be negatively affected. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:

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

Our primary sources of interest income include interest on loans, as well as interest earned on investment securities. Interest earned on investment securities represented 13.3% of our interest income in the year ended December 31, 2025, as compared to 11.7% of our interest income in the year ended December 31, 2024. Accordingly, effectively managing our investment securities portfolio to generate interest income while managing the composition and risks (including credit, interest rate and liquidity) associated with that portfolio, including the mix of government agency and non-agency securities, remains important. If we are unable to effectively manage our investment securities portfolio or if the interest income generated by our investment securities portfolio declines, our net interest income and net interest margin could be adversely affected.

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

The management of liquidity risk is critical to the management of our business and our ability to service our customer base. In managing our balance sheet, our primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities' markets, our financial condition, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution. Perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our past and future financial condition or concerns about our credit exposure to other parties could adversely impact our sources of liquidity, financial position, including regulatory capital ratios, results of operations and our business prospects.

If our level of deposits were to materially decrease, we would need to raise additional funds by increasing the interest that we pay on certificates of deposits or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial and retail deposits, and to a lesser extent, advances from the Federal Home Loan Bank of Des Moines ("FHLB") and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition, or the results of operations or financial condition of the FHLB, were to change.

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

We constantly monitor our activities with respect to liquidity, and evaluate our utilization of our cash assets closely; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.

We rely on the mortgage secondary market for some of our revenue and liquidity.

We originate and sell residential mortgage loans. We rely on Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other purchasers to purchase first mortgage loans in order to reduce our credit and interest rate risks, and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to Fannie Mae and Freddie Mac, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and Freddie Mac. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to Fannie Mae or Freddie Mac. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations, and investor guidelines regarding the origination, underwriting, documentation, and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Hawaii law only permits the Bank to pay dividends out of retained earnings as defined under Hawaii banking law ("Statutory Retained Earnings"), which differs from GAAP retained earnings. As of December 31, 2025, the Bank had Statutory Retained Earnings of $234.7 million. In addition, regulatory authorities could limit the ability of the Bank to pay dividends to CPF. The inability to receive dividends from the Bank could have a material adverse effect on our financial condition, results of operations, and prospects.

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, negative sentiment about our business, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service or quality, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, government investigations, security breaches, litigation, and questionable, unlawful or fraudulent activities of our partners, contract counterparties, employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective to address reputational threats in all circumstances. Negative publicity regarding our business, employees, partners, contracting counterparties, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny, and regulation.

Our deposit customers may pursue alternatives to deposits at our Bank or seek higher yielding deposits causing us to incur increased funding costs.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for the Bank's customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives that we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When the Bank's customers move money out of bank deposits in favor of alternative investments, or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth. Continued organic growth and any future acquisitions or dispositions we may make or evaluate may result in additional expenses, and involve issues with operations, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations completely, accurately, and timely.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results completely, accurately, and timely, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud may not prevent or detect all misstatements, even with effective internal controls. Frequent or rapid changes in procedures, methodologies, systems, personnel and technology exacerbate the challenges of developing and maintaining a system of internal controls and can increase the cost and level of effort to develop and maintain such systems.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Periodically the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates that we have previously used in preparing our financial statements, which could adversely affect our business, financial condition, and results of operations. See Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition, and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. Additionally, various out-of-state banks conduct business in our market areas. We also face competition from many other types of financial institutions, including without limitation, savings banks, credit unions, finance companies, and financial service providers, such as mortgage providers and brokers, operating via the internet and other technology platforms, brokerage firms, insurance companies, factoring companies, and other financial intermediaries.

Many of our competitors are significantly larger than we are in terms of total assets and capitalization and have greater access to capital markets. In addition, some competitors are subject to less regulatory oversight than we are, which may enable them to price loans and deposits more aggressively. We expect competitive pressures to remain intense, driven primarily by technological advances and continued consolidation within the financial services industry.

The rapid growth of digital wallets, fintech payment platforms, and alternative payment systems may disintermediate our banking relationships with customers, reduce our transaction‑based revenue, and increase operational risks. Technological developments have also lowered barriers to entry in our local market by enabling banks to expand their geographic reach through internet‑based services and allowing non‑depository institutions, including fintech companies, to offer products and services that have traditionally been provided by banks. We seek to remain competitive across our service areas by offering competitive interest rates on deposit products and loans.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes, as well as continued consolidation. Banks, securities firms, and insurance companies may merge under the umbrella of a financial holding company, enabling them to offer a broad array of financial services, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services, as well as more favorable pricing, than we can.

Our ability to compete successfully depends on a number of factors, including, among others:

•the ability to develop, maintain, and build upon long-term customer relationships based on top-quality service, high ethical standards, and safe, sound assets;
•the ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position and adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, the soundness of our financial condition may affect our competitiveness. Customers may decide not to do business with the Bank if they perceive our financial condition to be less favorable that that of our competitors.

We are subject to environmental liability risk associated with our bank branches and any real estate collateral we acquire upon foreclosure.

During the ordinary course of business, we may foreclose on and take title to properties securing certain loans that we have originated or acquired. We also own several of our branch locations and are building new branch locations in the State of Hawaii. For any real property that we may possess, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage and costs of complying with applicable environmental regulatory requirements. Failure to comply with such requirements can result in penalties. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use, sell, or lease the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

Our business could be adversely affected by unfavorable actions from rating agencies.

Credit ratings assigned by ratings agencies to us, our affiliates, or our securities, may impact the decision of certain customers, or institutions in particular, to do business with us. A rating downgrade or a negative rating could adversely affect our deposits, our ability to access the capital markets on favorable terms and our business relationships.

Our operational risks include risks associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, providing the core processing system that services the Bank, as well as data processing and storage, online and mobile banking interfaces and services, internet connections, telecommunications, and network access. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements, as the vendors may experience service outages, cybersecurity attacks, data breaches, or other events that may impair their ability to provide fully functioning systems or other services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our business, financial condition, or results of operations, and/or damage our reputation. Further, third-party vendor risk management continues to be an area of high regulatory focus. Failure to follow applicable regulatory guidance in this area could expose us to regulatory actions.

The ongoing operation of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could adversely affect us. Any of these operational or other risks could materially adversely affect our business, financial condition and results of operations.

Significant increases in residential home insurance premiums and overall challenges in obtaining homeowners insurance generally may negatively impact the residential real estate market.

We originate a significant amount of residential mortgage loans. Recent natural disasters locally and nationally, including fires in Maui and California, as well as flooding in other parts of the United States, have caused home insurers to significantly increase their premiums on homeowner’s insurance and/or eliminate or limit the availability of certain insurance products, including homeowners and condo insurance. If prospective or existing customers are unable to obtain homeowners insurance or the cost of such insurance becomes prohibitively expensive, the market for our residential mortgage loans and real estate valuations will be reduced, therefore loan-to-value ratios could be negatively impacted and our financial condition and results of operations would be adversely affected.

Risks Related to Legal, Compliance and Regulatory Matters

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

As a regulated financial institution, we are subject to significant governmental supervision and regulation. These regulations affect our lending practices, capital structure, investment practices, partnerships, dividend policy and growth, among other things. Statutes and regulations affecting our business as well as the interpretation of these statutes and regulations by examining authorities may be subject to change at any time. In addition, regulations may be adopted that increase expenses associated with running our business and adversely affect our earnings.

There can be no assurance that such statutes and regulations, any changes thereto or to their interpretation will not adversely affect our business. In particular, these statutes and regulations, and any changes thereto, could subject us to additional costs (including legal and compliance costs), limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect us and generally affect the banking industry. We are subject to the rules and regulations of the FRB, the FDIC and the DFI, and certain rules and regulations promulgated by the CFPB. In addition, we are subject to the rules and regulation of the NYSE and the SEC, and are subject to enforcement actions and other punitive actions by these agencies. If we fail to comply with federal and state regulations, the regulators may limit our activities or growth, impose fines on us or in the case of our regulators, ultimately require our Bank to cease its operations. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas may include:

•capital that must be maintained;
•types of activities that can be engaged in;
•types and amounts of investments that can be made;
•locations of offices;
•insurance of deposits and the premiums that must be paid for this insurance;
•procedures and policies;
•conditions and restrictions on our executive compensation; and
•how much cash must be set aside as reserves.

In addition, bank regulatory authorities may bring enforcement actions against banks and bank holding companies, including the Company and the Bank, for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation. Enforcement actions against us, including any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority, could include a federal conservatorship or receivership for the Bank, the issuance of additional orders that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to enter into a strategic transaction, whether by merger or otherwise, with a third-party, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. In addition, as we approach, and if we were to exceed $10 billion in assets, we may be subject to enhanced CFPB examination and our compliance costs would increase.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, and results of operations.

Regulatory capital standards impose enhanced capital adequacy requirements on us.

Federal banking regulators adopted regulatory capital standards that impose additional capital requirements on us, and increase our associated compliance costs. The administration of existing capital adequacy laws as well as the adoption of new laws and regulations relating to capital adequacy, or more expansive or aggressive interpretations of existing laws and regulations, could have a material adverse effect on our business, liquidity, financial condition and results of operations and could substantially restrict our ability to pay dividends, repurchase our capital stock, or pay executive bonuses. In addition, increased regulatory capital requirements as well as our financial condition could require us to raise additional capital, which could dilute our existing shareholders at the time of such capital issuance.

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with potential new environmental laws, including limitations on emissions relating to climate change and disclosure requirements, could adversely affect our financial condition and results of operations.

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements could require us to incur costs for, installation and operation of pollution control equipment, emissions monitoring and fees, remediation and permitting at our branches and other facilities, among other things. These expenditures and other costs associated with compliance have been significant in the past and may increase in the future, which could have an adverse effect on our financial condition and results of operations.

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

Various provisions of our restated articles of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. This includes the authorization to issue "blank check" preferred stock by action of the Board of Directors acting alone without obtaining shareholder approval, among other things. In addition, applicable provisions of federal and state law require regulatory approval in connection with certain acquisitions of our common stock and super-majority voting provisions in connection with certain transactions. In particular, both federal and state law limit the ownership acquisition for certain percentage thresholds of our common stock without providing prior notice to the regulatory agencies, obtaining prior regulatory approval or non-objection, or being able to rely on an exemption from such acquisition. See the "Supervision and Regulation" section. We are also subject to the provisions of the Hawaii Control Share Acquisitions Act, which prohibits the consummation of a “control share acquisition” (with threshold ranges starting at 10% and set at 10% intervals up to a majority) unless approved by our shareholders or otherwise exempt. Unless approved or otherwise exempt, for a period of one year after acquisition, the shares acquired by a person in a control share acquisition will be (i) denied voting rights, (ii) be non-transferable, and (iii) be subject to redemption at our option. Collectively, these provisions of our restated articles of incorporation and bylaws in addition to applicable federal and state law may prevent a merger or acquisition that would be attractive to shareholders, limit the ability of another party to acquire a significant block of our common stock, and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is equity and therefore is subordinate to our subsidiaries' indebtedness and preferred stock.

Our common stock constitutes equity interests and does not constitute indebtedness. As such, common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims against us, including in the event of our liquidation. CPF, the Bank, and our other subsidiaries may incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness. As of December 31, 2025, we had (i) $50.0 million in face amount of trust preferred securities outstanding with accrued and unpaid dividends thereon of $0.2 million and (ii) $25.0 million in FHLB long-term advances outstanding with accrued and unpaid dividends thereon of $3 thousand. Additionally, common stock holders are subject to the prior dividend and liquidation rights of any preferred stock holders that may be outstanding from time to time. The Board of Directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our customers or our business partners (including by our own employees and consultants), which may result in financial losses or increased costs to us or our customers or our business partners, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including: check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our vendors, or our clients, denial or degradation of service attacks, and malware or other cyberattacks. The techniques used in cyberattacks change rapidly and are increasingly sophisticated, including the use of generative artificial intelligence and deepfakes, and potential future use of quantum computing, and as a result, cyberattacks or data security breaches may be more difficult to anticipate.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyberattacks within the financial services industry, including the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity. Moreover, in recent periods, several large corporations, including other financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that may involve their accounts with us.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent data security breaches and cyberattacks and periodically test our security, we may fail to anticipate or adequately mitigate breaches of security or experience data privacy breaches that could result in loss of business to us and/or our clients, damage to our reputation, incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, including resulting violations of law (whether federal or in one or more states) or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and, results of operations.

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

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the Hawaii market. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including members of our Executive Committee, and our other executive officers and certain other employees.

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

Given that climate change could impose systemic risks on the financial sector, either through disruptions in economic activity resulting from the physical impacts of climate change or through changes in policies as the economy transitions to a less carbon-intensive environment, we may face increased regulatory focus on our resilience to climate-related risks, including in the context of climate-related stress testing. Ongoing legislative or regulatory uncertainty and changes related to climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we continue to monitor climate change-related risks and integrate climate considerations into our risk governance framework as appropriate. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity remains a top financial services industry risk due to increases in the quantity and sophistication of cyberattacks, which include ransomware, malware, credential theft, supply chain, and other prevalent attack methods resulting in unauthorized access to systems or sensitive data.

The Company maintains a formal and comprehensive enterprise-wide Information Security and Cybersecurity Program (the "Information Security Program") that protects the confidentiality, integrity, and availability of the Company’s information assets and manages reasonably foreseeable cybersecurity risks and threats. The Information Security Program, which is in compliance with banking regulations, includes a threat intelligence program, policies and procedures, multi-layered cybersecurity technical safeguards, third-party security risk assessments, a formal incident response program, mandatory trainings for employees and independent contractors upon hire and regularly thereafter, annual audits, and reviews of vendors who handle sensitive information.

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

Our systems are regularly targeted by attacks aimed at disrupting services, misusing or accessing customer data without authorization, seeking financial extortion, or executing fraudulent activities. As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Nevertheless, it is important to acknowledge that we cannot guarantee the prevention or detection of sophisticated cyberattacks. In the event of significant service disruptions, unauthorized access leading to the misuse of customer information, or fraudulent activities affecting our or third-party systems, the Company may face operational, regulatory, legal, and reputational challenges, which could adversely affect our business and financial conditions.

The Company’s Information Security Program includes key program stakeholders who meet regularly to discuss and execute on continually improving the Company’s Information Security Program through ongoing initiatives. The Company implements a formal Information Security Program aligning to industry best practices and focuses on the following key areas to mitigate cyber risks:

1.Risk Assessment – At least annually, a risk assessment is conducted that incorporates other security assessments and testing conducted throughout the year, ongoing and completed security initiatives, evaluation of the cyber threat landscape, compliance, incidents, etc. The assessment results are presented to executive management and the Board of Directors or Board Risk Committee.
2.Technical Safeguards – Multi-layered controls, defenses, and continuous monitoring tools are used to protect, detect, and respond to cyber threats and incidents. External independent assessments, regular threat intelligence review, and lessons learned from incident response drive continuous tool and process improvements.
3.Incident Response and Recovery - The Company's formal Incident Response and Business Continuity Programs establish a clear, consistent, standard, and organized process by which cybersecurity incidents will be promptly responded to by the Company's incident response teams.
4.Third-Party Risk Management – The Company's formal vendor management program includes security risk assessments requiring the vendor to meet or exceed appropriate security requirements prior to the hosting or sharing of sensitive information with third parties. The Company’s standard contract provisions obligate third-party compliance with industry standard security protections.
5.Education and Awareness - The Company conducts cybersecurity training, both formally through mandatory courses and informally through written communications and other updates. Employees are tested periodically with phishing tests to reinforce training. The Company has held webinars and also sends periodic emails to its customers with tips and suggestions to protect themselves against cybersecurity incidents.

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

ITEM 2.    PROPERTIES

We hold title to the land and building in Honolulu, Hawaii where our Main branch office and headquarters are located, as well as other branch and operations offices throughout the State of Hawaii. In addition, we occupy or hold leases for approximately 25 other properties including office space for our remaining branches. These leases expire on various dates through 2045 and generally contain renewal options for periods ranging from 5 to 15 years. For additional information relating to properties we own or lease and the related lease rental expense and commitments as of December 31, 2025, see Note 5 - Premises and Equipment and Note 15 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

See Note 19 - Contingent Liabilities and Other Commitments to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K, incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol "CPF." Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the Russell 2000 Index, and the Standard and Poor's ("S&P") SmallCap 600 Commercial Bank Index for the five year period commencing December 31, 2020 and ending December 31, 2025. The graph assumes the investment of $100 on December 31, 2020.

Indexed Total Annual Return
(as of December 31, 2025)

Total Return Performance
250
200
150
100
50
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Central Pacific Financial Corp.
Russell 2000 Index
S&P 600 Banks Index

	December 31,
Index	2020	2021	2022	2023	2024	2025
Central Pacific Financial Corp.	$100.00	$153.78	$115.72	$119.06	$183.68	$204.52
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P 600 Banks Index	100.00	135.74	125.04	122.91	140.90	147.34

As of January 31, 2026, there were 2,558 shareholders of record, excluding individuals and institutions for which shares were held in the names of nominees and brokerage firms.

Dividends

CPF relies on dividends from the Bank to meet its obligations. As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. As of December 31, 2025, the Bank had Statutory Retained Earnings of $234.7 million. In addition, the Bank's regulators could impose limitations or conditions on the Bank's ability to pay dividends to the Company which would adversely impact the ability of the Company to pay dividends to our shareholders.

Dividends are subject to the discretion of the Board of Directors and may be restricted by federal and Hawaii state laws, regulatory guidance from the FRB, and covenants set forth in various agreements the Company is a party to, including covenants set forth in our junior subordinated debentures. There is no assurance that dividends will continue at the current rate or at all.

Under the terms of the Company's junior subordinated debentures, its ability to pay dividends with respect to common stock would be restricted if the obligations under the junior subordinated debentures were not current. Obligations on the outstanding junior subordinated debentures were current as of December 31, 2025.

See "Part I, Item 1. Business — Supervision and Regulation" for a discussion on regulatory restrictions.

Issuer Purchases of Equity Securities

On January 28, 2025, the Company's Board of Directors authorized a share repurchase plan (the “2025 Repurchase Plan”), permitting the repurchase of up to $30 million of the Company's common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The 2025 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors.

During the three months ended December 31, 2025, the Company repurchased 529,613 shares of common stock, at an aggregate cost of $16.3 million under the 2025 Repurchase Plan. During the year ended December 31, 2025, the Company repurchased 788,261 shares of common stock, at an aggregate cost of $23.3 million under the 2025 Repurchase Plan.

As of December 31, 2025, $6.7 million in share repurchase authorization remained available for repurchase under the Company's 2025 Repurchase Plan. On January 27, 2026, the Company’s Board of Directors approved a new share repurchase plan (the "2026 Repurchase Plan") permitting the repurchase of up to $55.0 million of the Company’s common stock. The 2026 Repurchase Plan replaces the 2025 Repurchase Plan in its entirety. The Company makes no assurance regarding the timing or extent of future repurchases under this program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2025	154,793	$29.36	154,793	$18,440,402
November 1-30, 2025	104,509	29.46	104,000	15,376,269
December 1-31, 2025	270,820	32.17	270,820	6,664,168
Total	530,122	30.81	529,613	6,664,168

[1] During the three months ended December 31, 2025, 509 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

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

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by us, or with our approval, that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.

Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, payment or nonpayment of dividends, net interest income, capital position, credit losses, net interest margin, or other financial items; (ii) statements of plans, objectives, and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business plans, use of capital resources, products or services, and regulatory developments or actions; (iii) statements of future economic performance including anticipated performance results from our business initiatives; and (iv) any statements of the assumptions underlying or relating to any of the foregoing.

Words such as "believe," "plan," "anticipate," "aim," "seek", "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "goal," "will," "should," "may," and other similar expressions, are intended to identify forward-looking statements, although such terminology is not the exclusive means of doing so.

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
•the impact of the current U.S. administration's economic policies, including potential international tariffs, geopolitical instability, trade tensions, and other cost-cutting or fiscal initiatives;
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
•the impact of local, national, and international economies and natural disasters (such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, or earthquakes) on our markets and major industries within Hawaii;
•weakness in domestic economic conditions, including higher unemployment levels, instability in the financial industry, deterioration in the real estate markets, and declines in consumer or business confidence;
•revisions to estimates of reserve requirements under applicable regulatory and accounting standards;
•the adverse effects of bank failures on customer confidence, deposit behavior, liquidity, and regulatory responses;
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
•the costs and effects of legal and regulatory proceedings, including actual or threatened litigation and the efforts of governmental and regulatory exams and orders, as well as the costs of ongoing or potential compliance efforts;
•the effect of accounting standard changes adopted by regulatory agencies, the Public Company Accounting Oversight Board ("PCAOB"), or the Financial Accounting Standards Board ("FASB"), and the cost and resources associated with implementation;

•changes in trade, tariff, monetary, or fiscal policies and laws, including actions by the Board of Governors of the Federal Reserve System
•increased competition among financial institutions, and other financial service providers;
•market volatility and monetary fluctuations;
•declines in our market capitalization or changes in the price of the Company’s common stock;
•the effects and cost of acquisitions, dispositions, or strategic transactions we may make or evaluate;
•political instability, acts of war or terrorism, or other geopolitical conflicts;
•shifts in consumer spending, borrowings and savings behaviors;
•technological changes and developments;
•cybersecurity incidents, data privacy breaches, or fraud involving us or third-party vendors;
•deficiencies in our internal controls over financial reporting or disclosure controls and procedures, and our ability to remediate them;
•our ability to achieve efficiency ratio improvement goals;
•our ability to attract and retain key personnel;
•changes in our personnel, organization, compensation, and benefit plans;
•risks related to the United States fiscal debt, deficit and budget uncertainties; and
•our success at managing the risks involved in the foregoing items.

Further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements as described in "Part I, Item 1A. Risk Factors" of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

Introduction

We are a bank holding company that, through our banking subsidiary, Central Pacific Bank, offers full service commercial banking primarily in the State of Hawaii.

We strive to provide exceptional customer service and products that meet our customers' needs. Our products and services consist primarily of the following:

•Loans: The Company's loan portfolio includes commercial and industrial loans, commercial mortgages, and construction loans to small and medium-sized businesses, professionals, and real estate investors, and developers. The Company also offers residential mortgages, home equity loans, and consumer loans to individuals and homeowners. Lending activities represent a core source of interest income, which is a key driver of our overall revenue. The Company aims to maintain a strong and diversified loan portfolio, primarily in Hawaii, with selective diversification into U.S. Mainland markets.

•Deposits: The Company offers a comprehensive suite of deposit products and services including checking, savings and time deposit accounts, as well as cash management solutions, and digital banking capabilities. The Company's extensive branch and ATM network across the State of Hawaii supports convenient access for its customers. The interest paid on deposits is a key component of interest expense, which significantly influences overall earnings. In addition, fees and service charges on deposit accounts, along with card interchange income contribute meaningfully to non-interest revenue.

•Wealth Management: The Company offers non-deposit investment products, annuities, investment management, trust custody, estate planning, and financial advisory services.

Executive Overview

We believe we delivered solid financial performance while managing and mitigating risks that arose in 2025.

•We recorded net income of $77.5 million, or $2.86 per diluted common share in 2025, compared to $53.4 million, or $1.97 per diluted common share in 2024.
•Results in 2025 were impacted by $1.5 million in pre-tax expenses related to the consolidation of the Company's former operations center into its main headquarters ("Operations Center Consolidation") in the third quarter of 2025. Results in 2024 were impacted by a pre-tax loss on sales of investment securities of $9.9 million related to an investment securities portfolio repositioning ("Repositioning Loss") and pre-tax expenses related to our evaluation and assessment of a strategic opportunity of $3.1 million ("Strategic Expense").
•Excluding the impact of the Operations Center Consolidation, non-GAAP adjusted net income was $78.6 million, or $2.91 per diluted common share in 2025. (See Tables 1-6 for reconciliations of the adjusted non-GAAP financial measures.) Excluding the impact of the Repositioning Loss and Strategic Expense, non-GAAP adjusted net income was $63.4 million, or $2.34 per diluted common share in 2024. (See Tables 1-6 for reconciliations of the adjusted non-GAAP financial measures.)
•We recorded return on average assets ("ROA") and return on average shareholders' equity ("ROE") ratios of 1.06% and 13.62%, respectively, in 2025, compared to ROA and ROE ratios of 0.72% and 10.25%, respectively, in 2024. Excluding the impact of the Operations Center Consolidation in 2025 and Repositioning Loss and Strategic Expense in 2024, adjusted ROA and ROE ratios (non-GAAP) was 1.07% and 13.81%, respectively, in 2025, compared to adjusted ROA and ROE ratios (non-GAAP) of 0.86% and 12.10%, respectively, in 2024. (See Table 3 - Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity for a reconciliation of the non-GAAP adjusted ROA and ROE.)
•Asset quality remains strong as our nonperforming assets totaled $14.4 million, or 0.19% of total assets at December 31, 2025, compared to $11.0 million, or 0.15% of total assets at December 31, 2024.
•Our loan portfolio declined by $43.8 million, or 0.8% in 2025, primarily due to run-off of our home equity loan portfolio of $76.9 million, consumer loan portfolio of $62.9 million, and residential mortgage loan portfolio of $53.3 million, partially offset by increases in our commercial mortgage loan portfolio of $93.8 million and our construction loan portfolio of $68.0 million.
•Total deposits declined by $34.2 million, or 0.5% in 2025, primarily due to the run-off of high-cost time deposits greater than $250,000 of $53.5 million. Our core deposit portfolio grew by $19.3 million, or 0.3%.
•Our capital position and consistent profitability allowed us to pay cash dividends of $1.09 per share in 2025. In addition, in 2025 we repurchased an aggregate of 788,261 shares of common stock under our share repurchase program at an aggregate cost of $23.3 million, or an average of $29.60 per share.

Business Environment

Our operations are primarily concentrated in the State of Hawaii, making our performance highly sensitive to local economic, environmental, and industry-specific conditions, particularly those affecting broader macroeconomic trends, real estate, and tourism. A favorable business climate in Hawaii is generally characterized by expanding gross state product, low unemployment, and rising personal income; while an unfavorable business climate reflects the opposite.

Labor Market and Economic Indicators

The Department of Labor and Industrial Relations reported that Hawaii's seasonally adjusted annual unemployment rate was 2.2% in the month of December 2025, a decline from 3.0% in December 2024 and well below the national seasonally adjusted unemployment rate of 4.4%. The State of Hawaii's Department of Business, Economic Development and Tourism ("DBEDT") projects Hawaii's seasonally adjusted annual unemployment rate to average 3.0% in 2026.

DBEDT estimates that real personal income grew by approximately 1.7% in 2025, while real gross state product grew by approximately 1.6% for 2025. DBEDT projects real personal income to grow by 1.6% and real gross state product to grow by 1.5% for 2026.

According to the University of Hawaii Economic Research Organization ("UHERO") December 2025 forecast, Hawaii is expected to be impacted by weakening U.S. and global conditions, declining tourism, particularly from international markets, and stalled job growth. Inflation is anticipated to rise due to tariff impacts, while construction remains the primary source of economic strength. Real personal income and real gross state product is forecast to remain flat in 2026. These projections assume continued high tariffs, federal spending cuts, and no immediate U.S. recession, though downside risks remain elevated due to policy uncertainty and global economic fragility.

Real Estate Market

Real estate lending, particularly residential mortgage and commercial mortgage loans, is a core focus of the Company. Consequently, our performance is closely tied to the health of Hawaii's real estate market. Despite mixed results, Hawaii's housing market remained resilient in 2025. According to the Honolulu Board of Realtors, the median price for a single-family home on Oahu was $1,139,000 for the year ended December 31, 2025, representing an increase of 3.5% from the median resale price of $1,100,000 for the year ended December 31, 2024. The median resale price for condominiums on Oahu was $507,250 for the year ended December 31, 2025, representing a decrease of 1.5% from the median resale price of $515,000 for the year ended December 31, 2024. Oahu unit sales volume increased by 3.5% for single-family homes, and decreased by 1.1% for condominiums in 2025 from 2024.

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

Tourism Trends

In 2025, Hawaii’s tourism industry continued its post‑pandemic recalibration, with visitor volumes stabilizing while visitor spending increased. According to the Hawaii Tourism Authority ("HTA"), total visitor arrivals declined modestly to approximately 9.6 million in 2025, down 0.6% from the 9.7 million visitors in 2024, reflecting softening demand in certain international markets and capacity constraints, particularly on Oahu. Despite the modest decline in arrivals, overall visitor demand remained resilient, led primarily by the U.S. Mainland market, which accounted for the majority of air arrivals and remained relatively flat year over year.

Importantly, total visitor spending reached a record high of $21.75 billion in 2025, representing an increase of approximately 5.7% from the $20.58 billion in 2024, driven by higher per‑visitor expenditures rather than growth in headcount. Average daily visitor spending rose to a record $273 per person, reflecting higher lodging rates, increased spending on food and beverage, and continued preference for higher‑end accommodations and experiences. This shift toward a higher‑spending visitor partially offset the impact of lower arrival volumes and underscores a continued evolution toward a value‑focused tourism model.

International travel showed selective improvement. Visitor arrivals from Japan increased approximately 3% year over year to about 732,000, signaling early signs of recovery in Hawaii’s most critical international market, although volumes remain well below pre‑pandemic levels. In contrast, arrivals from Canada and other international markets remained soft, weighing on overall growth.

Looking ahead to 2026, UHERO, in it's December 2025 forecast report, projects a period of moderation for Hawaii’s tourism sector. Total visitor arrivals by air are expected to decline by approximately 1.3% to 9.5 million in 2026, reflecting continued weakness in international markets, rising travel costs, and broader macroeconomic headwinds associated with a mild economic recession. Correspondingly, visitor spending is forecast to decline by approximately 2.4% to $20.33 billion in 2026, as slower arrival volumes and easing pricing power outweigh recent gains in per‑visitor spending.

Despite this near‑term softness, UHERO anticipates that the tourism downturn is cyclical rather than structural, with conditions expected to stabilize in 2026 and gradually improve in 2027 and 2028, supported by recovering international demand, particularly from Japan, continued Maui recovery, and sustained investment in major construction and infrastructure projects statewide.

Interest Rates and Monetary Policy

Changes in monetary policy, including interest rate adjustments, can significantly influence:

1.Interest income on loans and securities,
2.Interest expense on deposits and borrowings,
3.Loan origination and deposit growth,
4.Fair value of assets and liabilities, among other areas.

To combat inflation, the FRB aggressively increased interest rates beginning in early 2022, when the Federal Funds Rate target range was 0.00% to 0.25%, up to a 22-year high, 5.25% to 5.50% by mid-2023. The rate remained unchanged until September 2024, when the Federal Open Market Committee ("FOMC") initiated a series of rate cuts, lowering the target range to 4.25% to 4.50% by year-end 2024.

In September 2025, the FOMC implemented its first rate cut of the year, reducing the target range by 25 basis points ("bps") to 4.00% to 4.25%. This decision was driven by signs of a weakening labor market and moderated economic growth, despite inflation remaining above the Fed’s 2% target. During the fourth quarter of 2025, the FOMC cut rates twice by 25 bps to a target rate of 3.50% to 3.75% at the end of 2025. The FOMC also signaled the possibility of one more cut in 2026 as they aim to balance employment and inflation goals.

Other Economic Considerations

Beyond monetary policy, other factors, including inflationary pressures, labor shortages, regulatory changes, geopolitical conflicts, supply chain disruptions, and potential bank failures, could adversely impact the economy and our financial results. These conditions may affect cash flow, loan demand, deposit growth, credit quality, noninterest income, and expenses.

Recent Industry Developments

Beginning in March 2023, the banking industry experienced significant volatility following several high-profile regional bank failures. These events resulted in industry-wide concerns regarding liquidity, deposit outflows, unrealized or unrecognized losses on investment securities, and overall consumer confidence in the banking sector. In response, the Company implemented a series of proactive measures during the first half of 2023, including enhanced client outreach and liquidity contingency planning. These actions focused on maximizing funding sources and increasing liquidity monitoring to mitigate potential risks.

Industry conditions stabilized in 2024 and 2025, and we believe the Company maintained a strong balance sheet and liquidity position throughout this period. As of December 31, 2025, the Company held $378.7 million in cash and approximately $2.52 billion in additional liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity represented approximately 116% of uninsured and uncollateralized deposits as of December 31, 2025. We believe the Company's deposit base remains well-diversified and long-tenured, with approximately 62% of total deposits insured by the FDIC or otherwise collateralized as of December 31, 2025.

The Company’s capital also remained strong, with leverage, Common Equity Tier 1 capital, Tier 1 risk-based capital, and total risk-based capital ratios of 9.8%, 12.7%, 13.6%, and 14.8%, respectively, as of December 31, 2025, all exceeding the regulatory standards for "well-capitalized" institutions.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses, as well as related disclosures. Certain accounting policies inherently involve significant judgement and estimation due to their complexity and the uncertainty of future events. Actual results may differ materially from those estimates, and changes in assumptions or circumstances after the balance sheet date could result in material differences in future periods.

Accounting estimates are considered critical when alternative estimates could reasonably have been used or when changes in those estimates are reasonably likely to occur and would materially impact the Consolidated Financial Statements. Management has discussed the development and selection of the critical accounting policy and estimate described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the related disclosures. We believe the most critical accounting policy in preparing our Consolidated Financial Statements is the determination of the allowance for credit losses on loans.

Allowance for Credit Losses on Loans

Management considers the policies related to the allowance for credit losses ("ACL") on loans to be the most critical to the financial statement presentation. The ACL on loans is determined in accordance with Accounting Standards Codification (“ASC”) 326, "Financial Instruments – Credit Losses", and reflects management’s estimate of expected credit losses over the life of loans in the portfolio as of the balance sheet date. The ACL is established through provisions for credit losses recorded in current earnings. Loan balances are charged off against the allowance for credit losses when management determines the loan is uncollectable. Subsequent recoveries of amounts previously charged off are credited to the allowance.

The ACL is measured on a collective basis for loans with similar risk characteristics. We stratify the loan portfolio into homogeneous groups and estimate expected credit losses based on the net amount expected to be collected over the life of the loans. Our methodology incorporates relevant information about past events, current conditions, and reasonable and supportable forecasts. For additional details on the risk factors considered by management in establishing the ACL, refer to Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements.

Overview of Results of Operations

2025 vs. 2024 Comparison

In 2025, we recognized net income of $77.5 million, or fully diluted earnings per share ("EPS") of $2.86, compared to net income of $53.4 million, or EPS of $1.97, in 2024. Our ROA and ROE for 2025 was 1.06% and 13.62%, respectively, compared to 0.72% and 10.25%, respectively, in 2024.

We recorded a provision for credit losses of $15.7 million in 2025, compared to a provision of $9.8 million in 2024. The higher provision for credit losses was primarily due to movements in loan balances by segment, partially offset by improvements in the economic forecast, combined with an overall loan balance decline during the year.

Net interest income increased by $29.2 million from 2024 to 2025, primarily driven by higher average yields earned on loans and investment securities, combined with lower average rates paid on interest-bearing deposits and the payoff of the Company's subordinated notes.

Other operating income increased by $13.1 million from 2024 to 2025. The increase in other operating income was primarily due to a $9.9 million loss on sale of investment securities related to a portfolio repositioning completed in the fourth quarter of 2024, compared to a loss on sale of investment securities of less than $0.1 million in 2025. In addition, we recorded higher other service charges and fees, which increased by $1.2 million, largely due to higher investment services fees of $0.7 million and ATM and debit card fees of $0.6 million, and higher income from bank-owned life insurance ("BOLI"), which increased by $0.8 million. See Table 9 - Components of Other Operating Income for more information.

Other operating expense increased by $6.1 million from 2024 to 2025. The increase was primarily driven by higher salaries and employee benefits of $7.8 million, computer software expense of $2.6 million, legal and professional services of $1.4 million, and $1.5 million in expenses related to the consolidation of the Company's former operations center into its main headquarters. The higher salaries and employee benefits was largely attributable to higher base salaries and incentive accruals. These increases were partially offset by $3.1 million in expenses related to the evaluation of a strategic opportunity in 2024, an impairment charge on intangible assets of $1.3 million in 2024, and higher directors' deferred compensation plan expense of $0.9 million in 2024. Significant fluctuations in directors' deferred compensation plan expenses are primarily due to stock market volatility. See Table 10 - Components of Other Operating Expense for more information.

2024 vs. 2023 Comparison

In 2024, we reported net income of $53.4 million, or EPS of $1.97, compared to $58.7 million, or EPS of $2.17, in 2023. ROA and ROE were 0.72% and 10.25%, respectively, in 2024, compared to 0.78% and 12.38%, respectively, in 2023.

We recorded a provision for credit losses of $9.8 million in 2024, compared to $15.7 million in 2023. The decrease was primarily driven by improvements in the economic outlook and changes in loan portfolio composition, combined with an overall decline in loan balance in 2024.

Net interest income increased by $1.7 million from 2023 to 2024, primarily due to higher average yields earned on loans and investment securities, partially offset by higher average rates paid on interest-bearing deposits.

Other operating income decreased by $7.9 million from 2023 to 2024. The decrease was primarily due to a $9.9 million loss on sale of investment securities related to a portfolio repositioning completed in the fourth quarter of 2024, compared to a $2.1 million loss primarily attributable to a similar repositioning completed in 2023. Additionally, the Company recognized a $5.1 million gain on the sale of a real estate office property in 2023. These decreases were partially offset by higher other service charges and fees of $2.0 million and higher income from BOLI of $1.7 million in 2024, The increase in BOLI income was primarily attributable to stock market volatility and higher death benefit income, partially offset by higher deferred compensation expense included in salaries and employee benefits and other operating expense. See Table 9 - Components of Other Operating Income for more information.

Other operating expense increased by $8.4 million from 2023 to 2024. The increase was primarily due to higher salaries and employee benefits of $3.9 million, $3.1 million in expenses related to the evaluation of a strategic opportunity in 2024, an impairment charge on intangible assets of $1.3 million in 2024, and higher directors' deferred compensation plan expenses of $1.2 million. Fluctuations in directors' deferred compensation plan expenses are primarily driven by stock market volatility. These increases were partially offset by a $2.3 million non-recurring charge related to the early termination of a branch lease in 2023. See Table 10 - Components of Other Operating Expense for more information.

Non-GAAP Financial Measures

To supplement its consolidated financial information, the Company utilizes certain non-GAAP financial measures. These measures are not intended to be considered in isolation or as a substitute for comparable GAAP results. The Company believes these non-GAAP financial measures provide meaningful insight to investors and other stakeholders in understanding its financial performance and position, by excluding certain transactions that are non-recurring, non-operational, or not indicative of ongoing results. The Company believes that these non-GAAP measures offer a useful perspective for evaluating performance trends over time and are intended to support period-to-period comparisons. The Company believes they are valuable tools for both investors and management in assessing historical results and forecasting future performance.

Non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies. The following reconciling adjustments from GAAP to non-GAAP adjusted financial measures are limited to:

1.net pre-tax expenses of $1.5 million related to the consolidation of the Company's former operations center into its main headquarters in the third quarter of 2025,
2.pre-tax loss on sales of investment securities related to an investment portfolio repositioning of $9.9 million and $1.9 million in the fourth quarter of 2024 and fourth quarter of 2023, respectively,
3.pre-tax expenses related to the evaluation and assessment of a strategic opportunity of $3.1 million in the third quarter of 2024,
4.pre-tax gain on sale of a real estate office property of $5.1 million in the fourth quarter of 2023, and
5.pre-tax branch lease termination expense of $2.3 million in the fourth quarter of 2023.

Management does not consider these transactions to be representative of the Company's core operating performance. The related income tax effects were calculated using an assumed effective tax rate of 23%.

Table 1. Non-GAAP Financial Measures

	Year Ended December 31, 2025
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$77,480	$1,167	$78,647
Diluted earnings per share	$2.86	$0.05	$2.91
Pre-provision net revenue (non-GAAP)	$113,993	$1,516	$115,509
Return on average assets	1.06%	0.01%	1.07%
Return on average shareholders' equity	13.62%	0.19%	13.81%
Efficiency ratio (non-GAAP)	61.05%	(0.51)%	60.54%
As of December 31:
Tangible common equity ratio (non-GAAP)	8.00%	0.01%	8.01%

	Year Ended December 31, 2024
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$53,412	$10,011	$63,423
Diluted earnings per share	$1.97	$0.37	$2.34
Pre-provision net revenue (non-GAAP)	$77,865	$13,002	$90,867
Return on average assets	0.72%	0.14%	0.86%
Return on average shareholders' equity	10.25%	1.85%	12.10%
Efficiency ratio (non-GAAP)	68.91%	(3.81)%	65.10%
As of December 31:
Tangible common equity ratio (non-GAAP)	7.21%	0.12%	7.33%

	Year Ended December 31, 2023
(dollars in thousands, except for per share data)	Reported	Adjustment	Non-GAAP Adjusted
Financial Measures:
Net income	$58,669	$(705)	$57,964
Diluted earnings per share	$2.17	$(0.03)	$2.14
Pre-provision net revenue (non-GAAP)	$92,520	$(915)	$91,605
Return on average assets	0.78%	—%	0.78%
Return on average shareholders' equity	12.38%	(0.14)%	12.24%
Efficiency ratio (non-GAAP)	63.95%	(0.09)%	63.86%
As of December 31:
Tangible common equity ratio (non-GAAP)	6.57%	—%	6.57%

The following table presents a reconciliation of the Company's non-GAAP adjusted net income and adjusted diluted EPS for the periods presented, excluding the reconciling adjustments discussed above:

Table 2. Adjusted Net Income and Diluted Earnings per Share

	Year Ended December 31,
	2025	2024	2023
(dollars in thousands, except per share data)
GAAP net income	$77,480	$53,412	$58,669
Add: Pre-tax net loss related to an investment portfolio repositioning	—	9,934	1,939
Less: Pre-tax net gain on sale of a real estate office property	—	—	(5,128)
Add: Pre-tax expenses related to the consolidation of operations center	1,516	—	—
Add: Pre-tax expenses related to a strategic opportunity	—	3,068	—
Add: Pre-tax branch lease termination expense	—	—	2,274
Total pre-tax adjustments (non-GAAP)	1,516	13,002	(915)
Less: Income tax effect (assumes 23% ETR)	(349)	(2,991)	210
Total adjustments, net of tax (non-GAAP)	1,167	10,011	(705)
Adjusted net income (non-GAAP)	$78,647	$63,423	$57,964

Diluted weighted average shares outstanding	27,045,170	27,157,120	27,080,518

GAAP EPS	$2.86	$1.97	$2.17
Add: Total adjustments, net of tax (non-GAAP)	0.05	0.37	(0.03)
Adjusted EPS (non-GAAP)	$2.91	$2.34	$2.14

The following table presents a calculation of the Company's non-GAAP adjusted ROA and adjusted ROE for the periods presented, excluding the reconciling adjustments discussed above:

Table 3. Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Average assets	$7,338,368	$7,378,207	$7,479,243
Add: Total adjustments, net of tax (non-GAAP)	584	3,093	(176)
Adjusted average assets (non-GAAP)	$7,338,952	$7,381,300	$7,479,067

ROA (GAAP net income divided by average assets)	1.06%	0.72%	0.78%
Add: Total adjustments, net of tax (non-GAAP)	0.01	0.14	—
Adjusted ROA (non-GAAP)	1.07%	0.86%	0.78%

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Average shareholders' equity	$569,009	$521,008	$473,819
Add: Total adjustments, net of tax (non-GAAP)	584	3,093	(176)
Adjusted average shareholders' equity (non-GAAP)	$569,593	$524,101	$473,643

ROE (GAAP net income divided by average shareholders' equity)	13.62%	10.25%	12.38%
Add: Total adjustments, net of tax (non-GAAP)	0.19	1.85	(0.14)
Adjusted ROE (non-GAAP)	13.81%	12.10%	12.24%

Pre-Provision Net Revenue ("PPNR"), is a non-GAAP financial measure that excludes provision for credit losses and income tax expense from net income. The Company believes that PPNR is a useful tool for evaluating its ability to generate earnings from operations before accounting for credit costs. The following table presents a reconciliation of the Company's non-GAAP PPNR and adjusted PPNR for the periods presented, excluding the reconciling adjustments discussed above:

Table 4. Adjusted Pre-Provision Net Revenue

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
GAAP net income	$77,480	$53,412	$58,669
Add: Income tax expense	20,801	14,627	18,153
Pre-tax income	98,281	68,039	76,822
Add: Provision (credit) for credit losses	15,712	9,826	15,698
Pre-provision net revenue (non-GAAP)	113,993	77,865	92,520
Add: Total pre-tax adjustments (non-GAAP)	1,516	13,002	(915)
Adjusted pre-provision net revenue (non-GAAP)	$115,509	$90,867	$91,605

A key measure of operating efficiency monitored by the Company is the efficiency ratio, which is derived from GAAP-based amounts. It is calculated by dividing total other operating expenses by total pre-provision revenue (defined as net interest income plus total other operating income). The Company believes that the efficiency ratio, a non-GAAP financial measure, provides useful supplemental metric that enhances understanding of its business performance and operating efficiency. However, this ratio should not be viewed as a substitute for GAAP results and may not be comparable to similarly titled measures reported by other companies. The following table presents the Company's efficiency ratio and adjusted efficiency ratio for the periods presented, excluding the reconciling adjustments discussed above:

Table 5. Adjusted Efficiency Ratio

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Total other operating expense	$178,707	$172,591	$164,143
Less: Pre-tax expenses related to the consolidation of operations center	(1,516)	—	—
Less: Pre-tax expenses related to a strategic opportunity	—	(3,068)	—
Less: Pre-tax branch lease termination expense	—	—	(2,274)
Less: Total other operating expense adjustments (non-GAAP)	(1,516)	(3,068)	(2,274)
Adjusted total other operating expense (non-GAAP)	$177,191	$169,523	$161,869

Net interest income	$240,883	$211,733	$210,000

Total other operating income	51,817	38,723	46,663
Add: Pre-tax net loss related to an investment portfolio repositioning	—	9,934	1,939
Less: Pre-tax net gain on sale of a real estate office property	—	—	(5,128)
Total other operating income adjustments (non-GAAP)	—	9,934	(3,189)
Adjusted total other operating income (non-GAAP)	51,817	48,657	43,474
Adjusted total revenue (non-GAAP)	$292,700	$260,390	$253,474

Efficiency ratio (non-GAAP)	61.05%	68.91%	63.95%
Less: Total pre-tax adjustments (non-GAAP)	(0.51)	(3.81)	(0.09)
Adjusted efficiency ratio (non-GAAP)	60.54%	65.10%	63.86%

The Company's efficiency ratio improved to 61.05% in 2025, compared to 68.91% in 2024 and 63.95% in 2023. The improvement in our efficiency ratio in 2025 compared to 2024, was primarily driven by the aforementioned increases in net interest income and other operating income, which more than offset the increase in other operating expense.

The tangible common equity ("TCE") ratio, a non-GAAP financial measure, is calculated by dividing tangible common equity by tangible assets. The following table presents the Company's TCE ratio and adjusted TCE ratio as of the dates presented, excluding the reconciling adjustments discussed above:

Table 6. Adjusted Tangible Common Equity Ratio

	December 31,
(dollars in thousands)	2025	2024
Total shareholders' equity	$592,581	$538,385
Less: Intangible assets	—	—
Tangible common equity ("TCE")	592,581	538,385
Add: Total adjustments, net of tax (non-GAAP)	1,167	10,011
Adjusted TCE (non-GAAP)	$593,748	$548,396

Total assets	$7,409,241	$7,472,096
Less: Intangible assets	—	—
Tangible assets	7,409,241	7,472,096
Add: Total adjustments, net of tax (non-GAAP)	1,167	10,011
Adjusted tangible assets (non-GAAP)	$7,410,408	$7,482,107

TCE ratio (non-GAAP) (TCE to tangible assets)	8.00%	7.21%
Add: Total adjustments, net of tax (non-GAAP)	0.01	0.12
Adjusted TCE ratio (non-GAAP)	8.01%	7.33%

Net Interest Income

The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with the related yields and rates. Net interest income, when annualized and expressed as a percentage of average interest-earning assets, is referred to as "net interest margin." Interest income, which includes loan fees, and resultant yield information, is presented on a taxable-equivalent basis using a federal statutory tax rate of 21%.

Table 8 - Analysis of Changes in Net Interest Income (Taxable-Equivalent) provides a breakdown of changes in net interest income between periods. For each category of interest-earning assets and interest-bearing liabilities, changes are analyzed based on: (i) volume, calculated as the change in average balance, multiplied by the prior period's average yield or rate; and
(ii) rate, calculated as the change in average yield or rate, multiplied by the current period's average balance.

Any change in interest income not solely attributable to volume or rate is allocated proportionately between the two factors.

Table 7. Average Balances, Interest Income and Expense, Yields, and Rates (Taxable-Equivalent)

	2025			2024			2023
(Dollars in thousands)	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest	Average Balance	Average Yield/ Rate	Amount of Interest
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$164,721	4.31%	$7,096	$220,526	5.26%	$11,593	$134,150	5.34%	$7,163
Investment securities, excluding valuation allowance:
Taxable (1)	1,356,467	2.86	38,849	1,334,695	2.49	33,278	1,365,067	2.11	28,789
Tax-exempt (1) (3)	138,415	2.58	3,572	141,688	2.26	3,199	150,399	2.45	3,686
Total investment securities	1,494,882	2.84	42,421	1,476,383	2.47	36,477	1,515,466	2.14	32,475
Loans, incl. loans-held-for-sale (2)	5,320,258	4.96	263,906	5,358,059	4.82	258,192	5,508,530	4.42	243,315
Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stock	23,948	6.22	1,489	6,896	7.38	509	11,317	4.23	478
Total interest-earning assets	7,003,809	4.50	314,912	7,061,864	4.34	306,771	7,169,463	3.95	283,431
Noninterest-earning assets	334,559			316,343			309,780
Total assets	$7,338,368			$7,378,207			$7,479,243

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,357,433	0.13%	$1,826	$1,287,628	0.17%	$2,159	$1,359,240	0.13%	$1,701
Savings and money market deposits	2,302,973	1.48	34,178	2,263,273	1.64	37,043	2,195,763	1.00	21,979
Time deposits up to $250,000	442,001	2.33	10,309	538,216	3.16	17,025	415,541	2.15	8,917
Time deposits over $250,000	591,162	3.35	19,823	687,404	4.23	29,059	795,917	3.81	30,288
Total interest-bearing deposits	4,693,569	1.41	66,136	4,776,521	1.79	85,286	4,766,461	1.32	62,885
Federal funds purchased and securities sold	—	—	—	1	5.57	—	—	—	—
FHLB advances and other short-term borrowings	—	—	—	17	5.58	1	23,322	4.88	1,139
Long-term debt	127,707	5.59	7,143	156,218	5.81	9,079	148,922	5.80	8,633
Total interest-bearing liabilities	4,821,276	1.52	73,279	4,932,757	1.91	94,366	4,938,705	1.47	72,657
Noninterest-bearing deposits	1,824,581			1,794,469			1,933,666
Other liabilities	123,502			129,973			133,053
Total liabilities	6,769,359			6,857,199			7,005,424
Shareholders' equity	569,009			521,008			473,819
Non-controlling interest	—			—			—
Total equity	569,009			521,008			473,819
Total liabilities and equity	$7,338,368			$7,378,207			$7,479,243

Taxable-equivalent net interest income			$241,633			$212,405			$210,774
Taxable-equivalent adjustment (3)			(750)			(672)			(774)
Net interest income			$240,883			$211,733			$210,000

Interest rate spread		2.98%			2.43%			2.48%

Net interest margin		3.45%			3.01%			2.94%

(1) At amortized cost.
(2) Includes nonaccrual loans.
(3) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

Table 8. Analysis of Changes in Net Interest Income (Taxable-Equivalent)

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other financial institutions	$(2,933)	$(1,564)	$(4,497)	$4,606	$(176)	$4,430
Investment securities, excluding valuation allowance:
Taxable	543	5,028	5,571	(634)	5,123	4,489
Tax-exempt	(73)	446	373	(215)	(272)	(487)
Total investment securities	470	5,474	5,944	(849)	4,851	4,002
Loans, incl. loans-held-for-sale	(1,805)	7,519	5,714	(6,628)	21,505	14,877
FRB and FHLB stock	1,258	(278)	980	(187)	218	31
Total interest-earning assets	(3,010)	11,151	8,141	(3,058)	26,398	23,340

Interest-bearing liabilities
Interest-bearing demand deposits	135	(468)	(333)	(87)	545	458
Savings and money market deposits	676	(3,541)	(2,865)	671	14,393	15,064
Time deposits up to $250,000	(3,043)	(3,673)	(6,716)	2,649	5,459	8,108
Time deposits over $250,000	(4,055)	(5,181)	(9,236)	(4,123)	2,894	(1,229)
Total interest-bearing deposits	(6,287)	(12,863)	(19,150)	(890)	23,291	22,401
FHLB advances and other short-term borrowings	(1)	—	(1)	(1,138)	—	(1,138)
Long-term debt	(1,655)	(281)	(1,936)	430	16	446
Total interest-bearing liabilities	(7,943)	(13,144)	(21,087)	(1,598)	23,307	21,709

Taxable-equivalent net interest income	$4,933	$24,295	$29,228	$(1,460)	$3,091	$1,631

The banking and financial services industry in Hawaii is highly competitive. Net interest income remains our primary source of earnings and is derived from the difference between interest income earned on loans, investment securities and other interest-earning assets, and the interest expense we pay on deposits, borrowings, and other interest-bearing liabilities.

On a taxable-equivalent basis, net interest income totaled $241.6 million in 2025, which increased by $29.2 million, or 13.8%, from $212.4 million in 2024, which increased by $1.6 million, or 0.8%, from $210.8 million in 2023. The increase in 2025 was primarily due to higher average yields earned on loans and investment securities, which increased interest income, combined with lower average interest-bearing deposit balances and lower average rates paid on interest-bearing deposits, which reduced interest expense. In addition, interest expense of long-term debt decreased, primarily due to lower average rates paid and repayment of $25.0 million in FHLB long-term advances and $55.0 million in subordinated notes in the first quarter of 2025 and fourth quarter of 2025, respectively. These positive variances were partially offset by a decline in average loan balances which reduced interest income, combined with declines in the average balance and average yield earned on interest-bearing deposits in other financial institutions, which also reduced interest income.

Investment Portfolio Repositioning

In the fourth quarter of 2024, the Company executed an investment portfolio repositioning of its available-for-sale ("AFS") investment securities portfolio. The Company sold 24 lower-yielding AFS investment securities with a book value of $106.5 million, and received proceeds of $96.6 million, which resulted in gross realized losses of $9.9 million. No gross gains were realized on the sale. The specific identification method was used to determine the cost of securities sold. The securities sold had a weighted average yield of 2.1% and a weighted average duration of 3.6 years. With the proceeds, the Company purchased higher-yielding AFS investment securities totaling $101.6 million with a weighted average yield of 4.9% and a weighted average duration of 4.1 years.

In the fourth quarter of 2023, the Company executed a similar investment portfolio repositioning of its AFS investment securities portfolio. The Company sold 17 AFS investment securities with a book value of $30.0 million, weighted average yield of 3.25%, weighted average duration of 3.4 years, and received proceeds of $28.1 million, which resulted in gross realized losses of $1.9 million. No gross gains were realized on the sale. The specific identification method was used to determine the cost of securities sold. With the proceeds, the Company purchased higher-yielding AFS investment securities totaling $28.3 million with a weighted average yield of 5.68% and a weighted average duration of 2.5 years.

Interest Rate Swap

In the first quarter of 2022, the Company entered into a forward starting interest rate swap on certain municipal debt securities with a notional amount of $115.5 million. Under the terms of the swap, the Company pays the counterparty a fixed rate of 2.095%, and receives a floating rate based on the Federal Funds effective rate. The swap became effective on March 31, 2024 and matures on March 31, 2029.

In 2025, a $1.0 million municipal debt security underlying the hedge was called, resulting in a partial termination of the interest rate swap and a reduction of the notional amount to $114.6 million as of December 31, 2025. All other terms of the interest rate swap remained unchanged.

In 2025 and 2024, the Company recorded $2.7 million and $2.6 million, respectively, of interest income on taxable investment securities related to the swap.

Interest Income

On a taxable-equivalent basis, interest income totaled $314.9 million in 2025 which increased by $8.1 million, or 2.7%, from the $306.8 million in 2024, which increased by $23.3 million, or 8.2%, from $283.4 million in 2023.

The increase in taxable-equivalent interest income in 2025 from 2024 was primarily due to an increase in the average yields earned on loans and investment securities of 14 basis points ("bps") and 37 bps, respectively, resulting in higher interest income of approximately $7.5 million and $5.5 million, respectively. The increase in the average yield earned on investment securities was partially attributable to the portfolio repositioning completed in the fourth quarter of 2024. In addition, the $17.1 million increase in average FRB and FHLB stock and the $18.5 million increase in average investment securities resulted in higher interest income of approximately $1.3 million and $0.5 million, respectively. These increases were partially offset by decreases in the average balance and average yield earned on interest-bearing deposits in other financial institutions of $55.8 million and 95 bps, respectively, resulting in a decrease in interest income of approximately $4.5 million, and a decrease in average loans of $37.8 million, resulting in lower interest income of approximately $1.8 million.

The increase in taxable-equivalent interest income in 2024 from 2023 was primarily due to increases in the average yields earned on loans and investment securities of 40 bps and 33 bps, respectively, resulting in higher interest income of approximately $21.5 million and $4.9 million, respectively. The increase in the average yield earned on investment securities was partially attributable to income of $2.6 million from the aforementioned interest rate swap that became effective on March 31, 2024. In addition, increases in the average balance and average yield earned on interest-bearing deposits in other financial institutions resulted in higher interest income of approximately $4.4 million. These increases were partially offset by decreases in the average loans and investment securities balances of $150.5 million and $39.1 million, respectively, resulting in lower interest income of approximately $6.6 million and $0.8 million, respectively.

Interest Expense

In 2025, interest expense was $73.3 million which represented a decrease of $21.1 million, or 22.3%, compared to $94.4 million in 2024, which was an increase of $21.7 million, or 29.9%, compared to $72.7 million in 2023.

Following rate cuts beginning in September 2024, the average rate paid on interest-bearing deposits of 1.41% in 2025 decreased by 38 bps from 2024, resulting in a decrease in interest expense of approximately $12.9 million. Average interest-bearing deposits decreased by $83.0 million, resulting in a decrease in interest expense of approximately $6.3 million. Decreases in the average balance and average rate paid on long-term debt of $28.5 million and 22 bps, respectively, resulted in a total decrease in interest expense of approximately $1.9 million. FHLB long-term advances of $25.0 million at 4.62% and subordinated notes of $55.0 million at 4.75% were repaid in the first quarter of 2025 and fourth quarter of 2025, respectively.

The average rate paid on interest-bearing deposits of 1.79% in 2024 increased by 47 bps from 2023, resulting in an increase in interest expense of approximately $23.3 million. Increases in the average balance and average rate paid on long-term debt of $7.3 million and 1 bps, respectively, resulted in a total increase in interest expense of approximately $0.4 million.

Net Interest Margin

Our net interest margin was 3.45%, 3.01% and 2.94% in 2025, 2024 and 2023, respectively. The increase in our net interest margin in 2025 from 2024 was primarily due to the increases in the average yields earned on loans and investment securities, combined with decreases in the average rates paid on interest-bearing deposits and long-term debt.

The decrease in our net interest margin in 2024 from 2023 was primarily due to the increases in the average yields earned on loans and investment securities, partially offset by increases in the average rates paid on interest-bearing deposits and long-term debt.

Other Operating Income

The following table presents components of other operating income and the total as a percentage of average assets for the periods presented:

Table 9. Components of Other Operating Income

				Dollar Change		Percent Change
	Year Ended December 31,			2025	2024	2025	2024
(Dollars in thousands)	2025	2024	2023	to 2024	to 2023	to 2024	to 2023
Mortgage banking income:
Net loan servicing fees	$1,715	$1,913	$1,931	$(198)	$(18)	(10.4)%	(0.9)%
Amortization of mortgage servicing rights	(843)	(776)	(705)	(67)	(71)	8.6	10.1
Net gain on sale of residential mortgage loans	1,628	1,257	721	371	536	29.5	74.3
Unrealized gain (loss) on interest rate locks	(47)	77	(42)	(124)	119	(161.0)	(283.3)
Loan placement fees	1,032	917	687	115	230	12.5	33.5
Total mortgage banking income	3,485	3,388	2,592	97	796	2.9	30.7
Service charges on deposit accounts	9,024	8,656	8,753	368	(97)	4.3	(1.1)
Other service charges and fees	23,765	22,553	20,531	1,212	2,022	5.4	9.8
Income from fiduciary activities	6,201	5,761	4,895	440	866	7.6	17.7
Income from bank-owned life insurance	7,452	6,619	4,870	833	1,749	12.6	35.9
Net (loss) gain on sales of investment securities	(30)	(9,934)	(2,074)	9,904	(7,860)	(99.7)	379.0
Other:
Equity in earnings of unconsolidated entities	106	(21)	(22)	127	1	(604.8)	(4.5)
Income recovered on nonaccrual loans previously charged-off	173	187	439	(14)	(252)	(7.5)	(57.4)
Other recoveries	98	90	180	8	(90)	8.9	(50.0)
Net unrealized losses on loans held for sale	71	(78)	—	149	(78)	(191.0)	N.M. (*)
Commissions on sale of checks	279	298	312	(19)	(14)	(6.4)	(4.5)
Gain on sale of premises and equipment	—	—	5,128	—	(5,128)	N.M. (*)	(100.0)
Other	1,193	1,204	1,059	(11)	145	(0.9)	13.7
Total other operating income - other	1,920	1,680	7,096	240	(5,416)	14.3	(76.3)
Total other operating income	$51,817	$38,723	$46,663	$13,094	$(7,940)	33.8	(17.0)

Ratio of total other operating income to average assets	0.71%	0.52%	0.62%

(*) Not meaningful ("N.M.")

Total other operating income of $51.8 million in 2025 increased by $13.1 million, or 33.8%, from the $38.7 million earned in 2024, which decreased by $7.9 million, or 17.0%, from the $46.7 million earned in 2023.

The increase in other operating income in 2025 from 2024 was primarily due to a loss on sale of investment securities of $9.9 million related to an investment portfolio repositioning completed in the fourth quarter of 2024, compared to a loss on sale of investment securities of less than $0.1 million in 2025. In addition, the Company recorded higher other service charges and fees, which increased by $1.2 million, largely due to higher investment services fees of $0.7 million and ATM and debit card fees of $0.6 million, and higher income from BOLI, which increased by $0.8 million, primarily attributable to higher death benefit income.

The decrease in other operating income in 2024 from 2023 was primarily due to a loss on sale of investment securities of $9.9 million related to an investment portfolio repositioning completed in the fourth quarter of 2024, compared to a loss on sale of investment securities of $2.1 million primarily due to an investment portfolio repositioning completed in the fourth quarter of 2023 and a gain on sale of a real estate office property of $5.1 million completed in the fourth quarter of 2023. These decreases were partially offset by higher other service charges and fees of $2.0 million and higher income from BOLI of $1.7 million. Significant variances in income from BOLI are primarily attributable to volatility in the equity markets and higher death benefit income. The Company has certain company-owned life insurance policies (included in income from BOLI) used to hedge its deferred compensation plans, which are tied to the equity markets and had gains in 2024 and 2023, therefore, the Company has also recognized offsetting increases in deferred compensation expense in other operating expenses in 2024 and 2023.

Other Operating Expense

The following table presents components of other operating expense and the total as a percentage of average assets for the periods presented:

Table 10. Components of Other Operating Expense

				Dollar Change		Percent Change
	Year Ended December 31,			2025	2024	2025	2024
(Dollars in thousands)	2025	2024	2023	to 2024	to 2023	to 2024	to 2023
Salaries and employee benefits	$93,754	$85,941	$82,050	$7,813	$3,891	9.1%	4.7%
Net occupancy	17,675	18,001	18,185	(326)	(184)	(1.8)	(1.0)
Computer software	20,627	18,015	17,726	2,612	289	14.5	1.6
Legal and professional services	11,218	9,790	9,959	1,428	(169)	14.6	(1.7)
Equipment	3,724	3,881	3,958	(157)	(77)	(4.0)	(1.9)
Advertising	3,392	3,615	3,888	(223)	(273)	(6.2)	(7.0)
Communication	3,220	3,177	3,010	43	167	1.4	5.5
Other:
Pension plan and SERP	455	431	380	24	51	5.6	13.4
Foreclosed assets	—	—	—	—	—	N.M. (*)	N.M. (*)
Charitable contributions	372	557	454	(185)	103	(33.2)	22.7
FDIC insurance assessment	3,326	3,482	4,133	(156)	(651)	(4.5)	(15.8)
Miscellaneous loan expenses	1,079	1,401	1,291	(322)	110	(23.0)	8.5
ATM and debit card	3,626	3,552	3,364	74	188	2.1	5.6
Armored car	1,734	1,804	1,701	(70)	103	(3.9)	6.1
Entertainment and promotions	2,238	1,998	2,015	240	(17)	12.0	(0.8)
Stationery and supplies	661	668	740	(7)	(72)	(1.0)	(9.7)
Directors' fees and expenses	1,616	1,162	1,287	454	(125)	39.1	(9.7)
Directors' deferred compensation plan	595	1,528	360	(933)	1,168	(61.1)	324.4
Strategic expenses	—	3,068	—	(3,068)	3,068	(100.0)	N.M. (*)
Amortization and impairment of intangible assets	—	1,461	39	(1,461)	1,422	(100.0)	3,646.2
Branch consolidation costs	1,516	—	—	1,516	—	N.M. (*)	N.M. (*)
Loss on disposal of fixed assets	3	55	12	(52)	43	(94.5)	358.3
Loss on sale of loans	—	—	197	—	(197)	N.M. (*)	(100.0)
Early termination of lease	—	—	2,274	—	(2,274)	N.M. (*)	(100.0)
Other	7,876	9,004	7,120	(1,128)	1,884	(12.5)	26.5
Total other operating expense - other	25,097	30,171	25,367	(5,074)	4,804	(16.8)	18.9
Total other operating expense	$178,707	$172,591	$164,143	$6,116	$8,448	3.5	5.1

Ratio of total other operating expense to average assets	2.44%	2.34%	2.19%

(*) Not meaningful ("N.M.")
Total other operating expense of $178.7 million in 2025 increased by $6.1 million, or 3.5%, from total operating expense of $172.6 million in 2024, which increased by $8.4 million, or 5.1%, compared to 2023.

The increase in total other operating expense in 2025, compared to 2024, was primarily due to higher salaries and employee benefits of $7.8 million, computer software expense of $2.6 million, and legal and professional services of $1.4 million. The higher salaries and employee benefits was largely attributable to higher base salaries and incentive accruals. In addition, the Company recognized $1.5 million in expenses related to the consolidation of the Company's former Operations Center into its main headquarters in 2025. These increases were partially offset by $3.1 million in expenses related to the evaluation of a strategic opportunity in 2024, lower amortization and impairment of intangible assets of $1.5 million, and lower directors' deferred compensation plan expenses of $0.9 million. Significant fluctuations in directors' deferred compensation plan expenses are primarily due to stock market volatility.

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

Income Taxes

In 2025, the Company recorded income tax expense of $20.8 million, compared to $14.6 million in 2024, and $18.2 million in 2023. The effective tax rate was 21.2% in 2025 compared to 21.5% in 2024 and 23.6% in 2023.

The increase in income tax expense in 2025 from 2024 was primarily due to higher pre-tax income. The decrease in the effective tax rate in 2025 from 2024 was primarily driven by the recognition of higher tax credits and higher tax-exempt income.

The decrease in income tax expense in 2024 from 2023 was primarily due to lower pre-tax income. The decrease in the effective tax rate in 2024 from 2023 was primarily attributable to higher tax-exempt income from BOLI as a percentage of pretax income, combined with additional tax credits recognized and tax return-to-provision adjustments in 2024.

As of December 31, 2025, the valuation allowance on our net deferred tax assets ("DTA") totaled $3.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the state has suspended the use of NOL carryforwards for the tax years 2024 through 2026. Net of this valuation allowance, the Company's net DTA totaled $23.6 million as of December 31, 2025, compared to a net DTA of $17.8 million as of December 31, 2024, and is included in other assets in the Company's consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was signed into law to implement new tax provisions and provide various incentives and tax credits. The IRA created a 15% corporate alternative minimum tax and an excise tax of 1% on stock repurchases from publicly traded U.S. corporations, among other changes. As of December 31, 2025, the Company determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on income tax expense. As of December 31, 2025, the Company estimates that it will owe and therefore has accrued approximately $0.2 million in excise tax on the Company's stock repurchases in 2025.

Investment Portfolio

The following table presents the amounts and distribution of investment securities held as of the dates presented:

Table 11. Distribution of Investment Securities

	December 31, 2025			December 31, 2024
(Dollars in thousands)	HTM (Amortized Cost)	AFS (Fair Value)	Total	HTM (Amortized Cost)	AFS (Fair Value)	Total
Debt securities:
States and political subdivisions	$41,925	$117,041	$158,966	$42,016	$116,833	$158,849
U.S. Treasury obligations and direct obligations of U.S Government agencies	—	100,025	100,025	—	81,200	81,200
Collateralized loan obligations	—	40,827	40,827	—	31,140	31,140
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	520,466	407,053	927,519	554,914	414,471	969,385
Residential - Non-government agencies	—	15,363	15,363	—	16,926	16,926
Commercial - U.S. government-sponsored entities and agencies	—	67,903	67,903	—	67,161	67,161
Commercial - Non-government agencies	—	—	—	—	9,927	9,927
Total	$562,391	$748,212	$1,310,603	$596,930	$737,658	$1,334,588

Investment securities totaled $1.31 billion at December 31, 2025, which decreased by $24.0 million, or 1.8%, from the $1.33 billion held at December 31, 2024, which increased by $55.0 million, or 4.3%, from the $1.28 billion at year-end 2023.

The decrease in the investment securities portfolio reflects principal runoff, maturities and calls totaling $115.9 million, partially offset by purchases of investment securities of $50.6 million, amortization of unrealized losses on investment securities transferred to held-to-maturity of $6.8 million, a market valuation increase on the AFS portfolio of $34.8 million, and amortization and accretion of premiums and discounts of $1.3 million.

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

Maturity Distribution of Investment Portfolio

The following table presents the maturity distribution of the investment portfolio and weighted-average yields by investment type and maturity grouping at December 31, 2025.

Table 12. Maturity Distribution of Investment Portfolio

Portfolio Type and Maturity Grouping	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Available-for-sale portfolio:
Debt securities - States and political subdivisions:
Within one year	$817	2.63%
After one but within five years	12,480	3.92
After five but within ten years	12,564	4.04
After ten years	91,180	2.29
Total debt securities - States and political subdivisions	117,041	2.66

Debt securities - U.S. Treasury obligations and direct obligations of U.S. Government agencies:
After one but within five years	26,055	4.21
After five but within ten years	51,394	3.76
After ten years	22,576	4.68
Total debt securities - U.S. Treasury obligations and direct obligations of U.S. Government agencies	100,025	4.09

Debt securities - Collateralized loan obligations:
After ten years	40,827	5.54
Total debt securities - Collateralized loan obligations	40,827	5.54

Residential mortgage-backed securities - U.S. GSEs and agencies:
After one but within five years	274	2.11
After five but within ten years	1,738	2.79
After ten years	405,041	2.96
Total residential mortgage-backed securities - U.S. GSEs and agencies	407,053	2.96

Residential mortgage-backed securities - Non-government sponsored entities ("Non-GSEs") and agencies:
After ten years	15,363	4.73
Total residential mortgage-backed securities - Non-GSEs and agencies	15,363	4.73

Commercial mortgage-backed securities - U.S. GSEs and agencies:
After one but within five years	15,448	4.38
After five but within ten years	2,293	1.43
After ten years	50,162	2.29
Total commercial mortgage-backed securities - U.S. GSEs and agencies	67,903	2.73

Total available-for-sale portfolio	$748,212	3.22%

Held-to-maturity portfolio:
Debt securities - States and political subdivisions:
After ten years	$41,925	2.26%
Total debt securities - States and political subdivisions	41,925	2.26

Residential mortgage-backed securities - U.S. government-sponsored entities ("GSEs") and agencies:
After ten years	520,466	1.88
Total residential mortgage-backed securities - U.S. GSEs and agencies	520,466	1.88

Total held-to-maturity portfolio	$562,391	1.91%

Total investment securities	$1,310,603	2.66%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The weighted-average yield of the investment portfolio was 2.66% as of December 31, 2025, which increased by 4 bps from 2.62% as of December 31, 2024.

Financial Condition

Total assets were $7.41 billion at December 31, 2025 which decreased by $62.9 million, or 0.8%, from the $7.47 billion at December 31, 2024. Total liabilities were $6.82 billion at December 31, 2025 which decreased by $117.1 million, or 1.7%, from the $6.93 billion at December 31, 2024. The decreases in total assets and total liabilities in 2025 were primarily due to declines in loans and deposits in 2025.

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

To manage credit risk (i.e., the ability of borrowers to repay their loan obligations), management analyzes the borrower's financial condition, repayment source, collateral and other factors that could impact credit quality, such as national and local economic conditions and industry conditions related to respective borrowers. The general underwriting guidelines require analysis and documentation to include among other things, overall creditworthiness of borrower, guarantor support, use of funds, loan term, minimum equity, loan-to-value standards, repayment terms, sources of repayment, covenants, pricing, collateral, insurance, and documentation standards. All loan requests considered by the Company must have a clearly defined, legitimate purpose and a determinable primary source of repayment along with a secondary source of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, asset verification, tax returns, title reports, and appraisals (where appropriate).

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

Loans, net of deferred fees and costs, totaled $5.29 billion at December 31, 2025, which decreased by $43.8 million, or 0.8%, from the $5.33 billion at December 31, 2024, which decreased by $106.1 million, or 2.0%, from the $5.44 billion held at December 31, 2023. The decrease in total loans included net decreases in the following loan portfolios: home equity of $76.9 million, or 11.4%, consumer of $62.9 million, or 12.3%, residential mortgage of $53.3 million, or 2.8%, and commercial and industrial of $12.3 million, or 2.0%. These decreases were offset by net increases in commercial mortgage of $93.8 million, or 6.2% and construction of $68.0 million, or 46.8%. In 2025, we did not foreclose on any loans. In addition, we recorded loan charge-offs of $16.7 million.

The following table presents outstanding loans, net of deferred fees and costs, by class as of the dates presented:

Table 13. Loans by Class

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$594,592	$606,936
Construction	213,191	145,211
Residential mortgage	1,839,191	1,892,520
Home equity	600,082	676,982
Commercial mortgage	1,594,433	1,500,680
Consumer	447,607	510,523
Total loans, net of deferred fees and costs	5,289,096	5,332,852
Allowance for credit losses	(59,621)	(59,182)
Net loans	$5,229,475	$5,273,670

The following table presents outstanding loans by class and geographic location as of the dates presented:

Table 14. Loans by Geographic Distribution

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial:
Hawaii	$453,619	$430,167
U.S. Mainland	140,973	176,769
Total commercial and industrial	594,592	606,936
Construction:
Hawaii	153,392	145,182
U.S. Mainland	59,799	29
Total construction	213,191	145,211
Residential mortgage:
Hawaii	1,839,191	1,892,520
Total residential mortgage	1,839,191	1,892,520
Home equity:
Hawaii	600,082	676,982
Total home equity	600,082	676,982
Commercial mortgage:
Hawaii	1,202,078	1,201,989
U.S. Mainland	392,355	298,691
Total commercial mortgage	1,594,433	1,500,680
Consumer:
Hawaii	219,573	274,712
U.S. Mainland	228,034	235,811
Total consumer	447,607	510,523
Loans, net of deferred fees and costs:
Hawaii (1)	4,467,935	4,621,552
U.S. Mainland (2)	821,161	711,300
Total loans, net of deferred fees and costs	$5,289,096	$5,332,852

(1) Hawaii loans include Guam loans, which represent less one percent of total Hawaii loans.
(2) For secured loans, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans, classification as U.S. Mainland is made based on the location of the borrower.

The Company strategically supplements its core Hawaii loan portfolio by selectively pursuing commercial, commercial real estate, and consumer loan opportunities on the U.S. Mainland. This approach enhances geographic, asset class, and rate type diversification, supports growth, and generally provides higher yields, while maintaining the Company's disciplined credit standards and underwriting practices.

Hawaii loans totaled $4.47 billion, and accounted for 84% of the total loan portfolio as of December 31, 2025. The remaining $821.2 million, or 16% of the total loan portfolio, is made up loans on the U.S. Mainland.

Commercial and Industrial

Loans in this class consist primarily of term loans and lines of credit to small and middle-market businesses and professionals. The borrower's business is typically regarded as the principal source of repayment, although our underwriting policy and practice generally requires additional sources of collateral, including real estate and other business assets, as well as personal guarantees where possible to mitigate risk. Risk of credit losses could be greater in this loan class relative to secured loans where a greater percentage of the loan amount is usually covered by collateral. Nonetheless, any collateral or personal guarantees obtained on commercial loans can mitigate the increased risk and help to reduce credit losses.

Our approach to commercial lending involves teams of lending and cash management personnel who focus on relationship development including loans, deposits and other bank services to new and existing commercial clients.

In 2025, our commercial and industrial loan portfolio decreased by $12.3 million, compared to an increase of $31.2 million in 2024. In 2025, the Company reclassified $58.3 million in Hawaii consumer loans to the Hawaii commercial and industrial loan class. This reclassification was based on the loans' structure and characteristics, which more closely aligned with commercial and industrial lending criteria.

Hawaii commercial and industrial loans totaled $453.6 million at December 31, 2025, compared to $430.2 million at December 31, 2024. U.S. Mainland commercial and industrial loans totaled $141.0 million at December 31, 2025, compared to $176.8 million at December 31, 2024.

Real Estate—Construction

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability. Construction loans pose higher credit risks than secured loans. In addition to the financial strength of the borrower, construction loans have the added element of completion risk, which is the risk that the project will not be completed on time and within budget, resulting in additional costs that could affect the economic viability of the project and market risk at the time construction is complete.

The construction loan portfolio increased by $68.0 million in 2025 compared to a $40.3 million decrease in 2024. These fluctuations are driven by the start and completion of construction projects and are consistent with a normal construction cycle.

Hawaii construction loans totaled $153.4 million at December 31, 2025, compared to $145.2 million at December 31, 2024. U.S. Mainland construction loans totaled $59.8 million at December 31, 2025, compared to $29 thousand at December 31, 2024.

Interest Reserves

Our policies require interest reserves for construction loans, including loans to build commercial buildings, residential developments (both large tract projects and individual houses), and multi-family projects.

The outstanding principal balance of loans with interest reserves was $181.1 million at December 31, 2025, compared to $102.2 million in the prior year, while remaining interest reserves was $23.6 million, or 13.0% of the outstanding principal balance of loans with interest reserves at December 31, 2025, compared to $9.7 million, or 9.5% of the outstanding principal balance of loans with interest reserves at December 31, 2024.

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

Our process for assessing whether construction projects are moving as planned are detailed in our lending policies and guidelines. Prior to approving a loan, the Company and borrower generally agree on a construction budget, a proforma monthly disbursement schedule, and sales/leaseback assumptions. As each project progresses, the projections are measured against actual disbursements and sales/lease results to determine if the project is on schedule and performing as planned.

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

In certain rare circumstances, we may decide to extend, renew, and/or restructure the terms of a construction loan due to cost overruns or project delays and restructuring can result in additional funds being advanced or an extension of the maturity date of the loan. Prior to the loan being restructured, our policy is to perform a detailed analysis to ensure that the economics of the project remain feasible and that the risks to the Company are within acceptable lending guidelines.

Real Estate—Mortgage

The following table sets forth information with respect to the composition of the Real Estate—Mortgage loan portfolio as of the dates indicated.

Table 15. Mortgage Loan Portfolio Composition

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Residential:
Closed-end	$1,839,191	45.6%	$1,892,520	46.6%
Home equity line-of-credit ("HELOC")	600,082	14.9	676,982	16.6
Subtotal	2,439,273	60.5	2,569,502	63.2

Commercial:
Owner-occupied nonfarm nonresidential	372,662	9.2	371,275	9.1
Other nonfarm nonresidential	892,100	22.1	832,088	20.4
Multi-family	329,671	8.2	297,317	7.3
Subtotal	1,594,433	39.5	1,500,680	36.8
Total mortgage loans	$4,033,706	100.0%	$4,070,182	100.0%

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

Closed-end residential mortgage loan balances as of December 31, 2025 totaled $1.84 billion, decreasing by $53.3 million, or 2.8%, from the $1.89 billion held at year-end 2024, which decreased by $35.3 million, or 1.8%, from the $1.93 billion held at year-end 2023. The decrease in closed-end residential mortgage loan balances in 2025 was primarily due to lower origination activity primarily attributable to the high interest rate environment which began in 2022. All closed-end residential mortgage loans were concentrated in Hawaii.

Residential mortgage loans held for sale at December 31, 2025 totaled $1.1 million, a decrease of $4.6 million, or 80.9%, from the December 31, 2024 balance of $5.7 million, which increased by $3.9 million, or 218.4%, from the December 31, 2023 balance of $1.8 million. We did not securitize any residential mortgage loans in 2025, 2024 and 2023.

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

HELOC balances as of December 31, 2025 totaled $600.1 million, decreasing by $76.9 million, or 11.4%, from the $677.0 million held at December 31, 2024, which decreased by $59.5 million, or 8.1%, from the $736.5 million held at December 31, 2023. All HELOCs were concentrated in Hawaii.

Commercial Mortgage

Real estate mortgage loans secured by commercial properties represent a sizable portion of our loan portfolio. Our policy requires that loans be made for sound purposes, have a definite source and/or plan of repayment established at inception, and be backed up by reliable secondary sources of repayment and satisfactory collateral with good marketability. Loans secured by commercial property carry a greater risk than loans secured by residential property due to operating income risk. Operating income risk is the risk that the borrower will be unable to generate sufficient cash flow from the operation of the property. The commercial real estate market and interest rate conditions through economic cycles will impact risk levels.

Commercial mortgage balances as of December 31, 2025 totaled $1.59 billion, increasing by $93.8 million, or 6.2%, from the $1.50 billion held at December 31, 2024, which increased by $117.8 million, or 8.5%, from the $1.38 billion held at December 31, 2023. The increase in commercial mortgage balances in 2025 was primarily due to increased demand from both new and existing customers.

Hawaii commercial real estate loans totaled $1.20 billion at December 31, 2025, compared to $1.20 billion at December 31, 2024. U.S. Mainland commercial real estate loans totaled $392.4 million at December 31, 2025, compared to $298.7 million at December 31, 2024.

Consumer Loans

The following table sets forth the major components of our consumer loan portfolio as of the dates indicated.

Table 16. Consumer Loan Portfolio Composition

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Automobile	$278,084	62.1%	$242,640	47.5%
Purchased unsecured consumer and home improvement	95,994	21.4	138,174	27.1
Other revolving credit plans	39,238	8.8	94,209	18.5
Other	34,291	7.7	35,500	6.9
Total consumer	$447,607	100.0%	$510,523	100.0%

For consumer loans, credit risk is managed on a pooled basis. Considerations include an evaluation of the quality, character and inherent risks in the loan portfolio, current and projected economic conditions and past loan loss experience. Consumer loans represent a moderate credit risk. Loans in this class are either unsecured or secured by personal assets such as automobiles. The average loan size is generally small and risk is diversified among many borrowers. Our policy is to utilize credit-scoring systems for most of our consumer loans, which offer the ability to manage credit exposure based on our risk tolerance and loss experience. From time to time, we will tactically deploy funds, which are not utilized in our current short-term core lending markets, by purchasing certain consumer loan portfolios.

Consumer loans totaled $447.6 million at December 31, 2025, decreasing by $62.9 million, or 12.3%, from December 31, 2024 of $510.5 million, which decreased by $120.0 million, or 19.0%, compared to the $630.5 million held at December 31, 2023.

At December 31, 2025, automobile loans, primarily indirect dealer loans and loans purchased from third-party originators, comprised 62.1% of consumer loans outstanding. Total automobile loans of $278.1 million at December 31, 2025 increased by $35.4 million, or 14.6%, from December 31, 2024 of $242.6 million, which decreased by $40.3 million, or 14.3%, from $283.0 million at December 31, 2023.

In 2025, we purchased $99.6 million in U.S. Mainland automobile loans, which included a $2.1 million premium over the $97.5 million outstanding balance. In 2024, we purchased U.S. Mainland automobile loans totaling $49.4 million, which included a $1.9 million premium over the $47.6 million outstanding balance. In 2023, we purchased U.S. Mainland automobile loans totaling $15.7 million, which included a $0.6 million premium over the $15.2 million outstanding balance.

Purchased unsecured consumer and home improvement loans of $96.0 million at December 31, 2025 decreased by $42.2 million, or 30.5%, from December 31, 2024 of $138.2 million, which decreased by $75.2 million, or 35.2%, from $213.4 million at December 31, 2023.

In 2025 and 2024, we did not purchase any U.S. Mainland unsecured consumer loans. In 2023, we purchased U.S. Mainland unsecured consumer loans under forward flow purchase agreements with outstanding balances totaling $3.9 million at par.

Other revolving credit plans include extensions of credit to individuals and totaled $39.2 million at December 31, 2025, which decreased by $55.0 million, or 58.4%, from December 31, 2024 of $94.2 million, which decreased by $6.0 million, or 6.0%, from $100.3 million at December 31, 2023. The decline from December 31, 2024 to December 31, 2025 was primarily due to the reclassification of $58.3 million in other revolving credit plans to the commercial and industrial loan class. This reclassification was based on the loans' structure and characteristics, which more closely aligned with commercial and industrial lending criteria.

Other consumer loans of $34.3 million at December 31, 2025 decreased by $1.2 million, or 3.4%, from December 31, 2024 of $35.5 million, which increased by $1.6 million, or 4.7%, from $33.9 million at December 31, 2023.

Concentrations of Credit Risk

As of December 31, 2025, approximately $4.25 billion, or 80.3% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans. As of December 31, 2024, t approximately $4.22 billion, or 79.0% of loans outstanding were secured by real estate, including construction loans, residential mortgage loans, home equity loans, and commercial mortgage loans.

The majority of our loans are made to companies and individuals with headquarters in, or residing in, the State of Hawaii. Consistent with our focus of being a Hawaii-based bank, 84% of our loan portfolio was concentrated in the Hawaii market, while 16% was concentrated in the U.S. Mainland as of December 31, 2025. As of December 31, 2024, 87% of our loan portfolio was concentrated in the Hawaii market, and 13% was concentrated on the U.S. Mainland.

Our foreign credit exposure as of December 31, 2025 and December 31, 2024 was minimal and did not exceed 1% of total assets.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

Commercial loans and commercial mortgage loans with variable interest rates are underwritten at the current market interest rate. For commercial loans and commercial real estate loans with an initial fixed-rate period that are not fully amortizing, underwriting is also based on the current market interest rate. At the end of the fixed-rate period and/or maturity, the projected loan balance at that time is underwritten using an interest rate equal to the current market interest rate plus 2% per annum.

For variable-rate residential mortgage loans with initial fixed-rate periods of five years or less, qualifying payments are calculated using the greater of (a) the note rate plus 2% per annum, or (b) the fully indexed rate. For variable-rate loans with a fixed-rate period of longer than five years, qualifying payments are based on the greater of the note rate or the fully indexed rate.

The qualifying payment for HELOCs is based on the fully indexed rate plus the required principal and interest payment during the repayment period, assuming the line is fully drawn. For consumer lines of credit, qualifying payments are calculated using a percentage of the credit limit that exceeds the actual required payment based on the fully indexed interest rate.

The following table presents the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at December 31, 2025. Maturities are based on contractual maturity dates and do not factor in principal amortization. This differs from the assumptions used in the net interest income sensitivity analysis included in Table 25 - Net Interest Income Sensitivity.

Table 17. Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

	Maturing
	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
	(Dollars in thousands)
Commercial and industrial:
With fixed interest rates	$6,728	$168,282	$76,770	$—	$251,780	42.3%
With variable interest rates	36,075	229,491	18,186	59,060	342,812	57.7%
Total commercial and industrial	42,803	397,773	94,956	59,060	594,592	100.0%

Construction:
With fixed interest rates	1,377	33,619	9,376	—	44,372	20.8%
With variable interest rates	77,410	64,090	25,198	2,121	168,819	79.2%
Total construction	78,787	97,709	34,574	2,121	213,191	100.0%

Residential mortgage:
With fixed interest rates	246	14,543	245,236	1,269,495	1,529,520	83.2%
With variable interest rates	2	1,284	22,811	285,574	309,671	16.8%
Total residential mortgage	248	15,827	268,047	1,555,069	1,839,191	100.0%

Home equity:
With fixed interest rates	6,732	10,665	33,277	26,697	77,371	12.9%
With variable interest rates	3,260	4,677	23,053	491,721	522,711	87.1%
Total home equity	9,992	15,342	56,330	518,418	600,082	100.0%

Commercial mortgage:
With fixed interest rates	27,755	521,084	224,285	—	773,124	48.5%
With variable interest rates	149,454	465,005	206,850	—	821,309	51.5%
Total commercial mortgage	177,209	986,089	431,135	—	1,594,433	100.0%

Consumer:
With fixed interest rates	12,658	290,542	40,415	67,722	411,337	91.9%
With variable interest rates	5,420	2,909	—	27,941	36,270	8.1%
Total consumer	18,078	293,451	40,415	95,663	447,607	100.0%

All loans:
With fixed interest rates	55,496	1,038,735	629,359	1,363,914	3,087,504	58.4%
With variable interest rates	271,621	767,456	296,098	866,417	2,201,592	41.6%
Gross loans	$327,117	$1,806,191	$925,457	$2,230,331	$5,289,096	100.0%

Nonperforming Assets, Accruing Loans Delinquent for 90 Days or More, Restructured Loans Still Accruing Interest

The following table presents nonperforming assets ("NPAs") and accruing loans delinquent for 90 days or more as of the dates presented:

Table 18. Nonperforming Assets, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans (1)
Commercial and industrial	$591	$414
Residential mortgage	10,572	9,044
Home equity	2,608	952
Consumer	615	608
Total nonaccrual loans	14,386	11,018

Other real estate owned ("OREO")
Total other real estate owned ("OREO")	—	—
Total nonperforming assets ("NPAs")	14,386	11,018

Accruing loans delinquent for 90 days or more
Real estate:
Residential mortgage	664	323
Home equity	485	78
Consumer	403	373
Total accruing loans delinquent for 90 days or more	1,552	774

Total NPAs and accruing loans delinquent for 90 days or more	$15,938	$11,792

(Dollars in thousands)	December 31, 2025	December 31, 2024
Ratios:
Ratio of nonaccrual loans to total loans	0.27%	0.21%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.30%	0.22%
Ratio of classified assets and OREO to tier 1 capital and ACL	8.56%	3.17%

Year-to-date changes in NPAs:
Balance at beginning of year	$11,018	$7,008
Additions	11,663	11,632
Reductions:
Payments	(1,882)	(1,991)
Return to accrual status	(3,338)	(650)
Charge-offs, valuation and other reductions	(3,075)	(4,981)
Total reductions	(8,295)	(7,622)
Balance at end of year	$14,386	$11,018

Nonperforming assets, which includes nonaccrual loans, nonperforming loans classified as held for sale, and other real estate owned, totaled $14.4 million, or 0.19% of total assets at December 31, 2025, compared to $11.0 million, or 0.15% of total assets at December 31, 2024. Nonperforming assets at December 31, 2025 were comprised entirely of nonaccrual loans totaling $14.4 million, none of which were loans classified as held for sale. The majority of the nonaccrual loans are in the residential mortgage class which are well-collateralized with strong loan-to-value ratios.

The increase in nonperforming assets in 2025 was attributable to $11.7 million in gross additions, offset by $1.9 million in repayments, $3.3 million in loans returned to accrual status, and $3.1 million in charge-offs, valuation adjustments and other reductions.

Net changes to nonperforming assets by class during 2025 included net increases in residential mortgage loans of $1.5 million and home equity loans of $1.7 million.

Loans delinquent for 90 days or more still accruing interest totaled $1.6 million at December 31, 2025, compared to $0.8 million at December 31, 2024.

During the year ended December 31, 2025 and 2024, the Company did not modify any loans for borrowers experiencing financial difficulty that were determined to be material under management's judgment for further disclosure.

Criticized loans at December 31, 2025 increased by $38.3 million from December 31, 2024 to $71.2 million, or 1.3% of the total loan portfolio. Within criticized loans, special mention loans declined by $5.0 million to $3.6 million, or 0.1% of the total loan portfolio, and classified loans increased by $43.3 million to $67.6 million, or 1.3% of the total loan portfolio. The increase in criticized loans was primarily due to the downgrade of an owner-occupied commercial real estate loan to classified during the second quarter of 2025. The loan remains performing and is adequately collateralized.

The Company's ratio of classified assets and other real estate owned to Tier 1 capital plus the ACL increased from 3.17% at December 31, 2024 to 8.56% at December 31, 2025.

Provision and Allowance for Credit Losses on Loans

As described above under the "Critical Accounting Policies and Use of Estimates" section, the provision for credit losses ("Provision") for loans is determined by management's ongoing evaluation of the loan portfolio and our assessment of the ability of the ACL on loans to cover expected credit losses for loans. Our methodology for determining the adequacy of the ACL and Provision for loans takes into account many factors, including the level and trend of nonperforming and potential problem loans, net charge-off experience, current repayment by borrowers, prepayment assumptions, fair value of collateral securing specific loans, changes in lending and underwriting standards and general economic factors, nationally and in the markets we serve.

The Company maintains its ACL at an appropriate level as of a given balance sheet date to absorb management's best estimate of expected credit losses in its loan portfolios that will likely be realized over the expected life of our loan portfolio. This is based upon management's comprehensive analysis of the risk profiles particular to the respective loan portfolios. Analysis of the appropriateness of the ACL on loans is performed quarterly to coincide with financial disclosure to the public and to the regulatory agencies and is governed by a policy and methodology approved by the Audit Committee of the Board of Directors.

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

Table 19. Allowance for Credit Losses on Loans

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Allowance for Credit Losses ("ACL") for Loans
Balance at beginning of period	$59,182	$63,934	$63,738

Charge-offs:
Commercial and industrial	5,187	2,977	1,962
Residential mortgage	—	383	—
Consumer	11,496	16,866	17,245
Total	16,683	20,226	19,207

Recoveries:
Commercial and industrial	836	536	720
Construction	4	—	1
Residential mortgage	34	36	77
Home equity	30	6	57
Consumer	3,378	3,934	3,313
Total	4,282	4,512	4,168
Net loan charge-offs	12,401	15,714	15,039

Provision for credit losses for loans	12,840	10,962	15,235

Balance at end of period	$59,621	$59,182	$63,934

Average loans outstanding	$5,320,258	$5,358,059	$5,508,530

Ratios:
ACL to total loans	1.13%	1.11%	1.18%
ACL to nonaccrual loans	414.44%	537.14%	912.30%
Net loan charge-offs to average loans outstanding	0.23%	0.29%	0.27%

The Company's ACL on loans at December 31, 2025 totaled $59.6 million, which increased by $0.4 million, or 0.7%, from $59.2 million at December 31, 2024, which decreased by $4.8 million, or 7.4%, from $63.9 million at December 31, 2023.

The ACL as a percentage of loans was 1.13%, 1.11%, and 1.18% as of December 31, 2025, 2024 and 2023, respectively.

During 2025, we recognized a Provision of $15.7 million, which included a Provision for loans of $12.8 million, and a Provision for off-balance sheet credit exposures of $2.9 million. During 2024, we recognized a Provision of $9.8 million, which included a Provision for loans of $11.0 million, offset by a credit to the Provision for off-balance sheet credit exposures of $1.1 million. During 2023, we recognized a Provision of $15.7 million, which included a Provision for loans of $15.2 million, and a Provision for off-balance sheet credit exposures of $0.5 million.

The increase in our ACL on loans as a percentage of total loans from December 31, 2024 to December 31, 2025 and the increase in the Provision in 2025 reflects improvements in the economic forecast while maintaining adequate coverage for our loan portfolio.

Our ACL on loans as a percentage of our nonaccrual loans decreased to 414% at December 31, 2025, from 537% at December 31, 2024, which decreased from 912% at December 31, 2023.

Overall, the Company maintained strong credit quality as represented by nonperforming assets of $14.4 million, $11.0 million, and $7.0 million at December 31, 2025, 2024 and 2023, respectively. Net charge-offs were $12.4 million, $15.7 million, and $15.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

The following table presents the allocation of the ACL by loan class as of the dates indicated. The Company applies specific allocations on individually evaluated loans and general allocations to loan classes based on management's assessment of credit risk and estimated loss rates.

Table 20. Allocation of Allowance for Credit Losses on Loans

	December 31, 2025			December 31, 2024
(Dollars in thousands)	ACL on Loans	ACL % of Loan Class	Loan Class as a % of Total Loans	ACL on Loans	ACL % of Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$7,982	1.34%	11.2%	$7,113	1.17%	11.4%
Construction	3,815	1.79	4.0	2,316	1.59	2.7
Residential mortgage	14,219	0.77	34.9	15,267	0.81	35.5
Home equity	1,242	0.21	11.3	2,335	0.34	12.7
Commercial mortgage	19,544	1.23	30.1	18,882	1.26	28.1
Consumer	12,819	2.86	8.5	13,269	2.60	9.6
Total	$59,621	1.13%	100.0%	$59,182	1.11%	100.0%

In accordance with GAAP, loans held for sale and other real estate assets are not included in our assessment of the ACL.

The following table presents the ratio of annualized net charge-offs (recoveries) to average loans by loan class for the periods presented:

Table 21. Annualized Net Charge-offs (Recoveries) to Average Loans by Loan Class

	Year Ended December 31,
	2025	2024	2023
Commercial and industrial	0.08%	0.05%	0.02%
Residential mortgage	—	0.01	—
Consumer	0.15	0.23	0.25
Total	0.23%	0.29%	0.27%

Deposits

The primary source of our funding comes from deposits in the Hawaii market. In this competitive market, we strive to distinguish ourselves by providing exceptional customer service in our branch offices and through digital channels, and establishing long-term relationships with businesses and their principals. Our focus has been to develop a large, stable base of core deposits, which are comprised of non-interest bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits less than $250,000. Time deposits in amounts of $250,000 and greater are generally considered to be more price-sensitive than relationship-based and are thus given less focus in our marketing and sales efforts.

The following table sets forth the composition of our deposits by category as of the dates indicated.

Table 22. Deposits by Category

(Dollars in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing demand deposits	$1,891,198	$1,888,937
Interest-bearing demand deposits	1,388,107	1,338,719
Savings and money market deposits	2,346,522	2,329,170
Time deposits up to $250,000	433,629	483,378
Core deposits	6,059,456	6,040,204
Other time deposits greater than $250,000	412,188	500,693
Government time deposits	138,120	103,114
Total time deposits greater than $250,000	550,308	603,807
Total deposits	$6,609,764	$6,644,011

The Company's deposit portfolio is well-diversified and reflects a long standing commitment to relationship-based banking. As of December 31, 2024, approximately 53% of deposit customers have maintained accounts with the Bank for over 10 years, underscoring the stability and loyalty of the customer base.

While the Company's deposit-gathering efforts are primarily focused in Hawaii, its strategy also extends beyond local markets. Through established relationships with Japanese and Korean regional banks, corporations, and non-resident alien individuals, the Bank continues to attract U.S. dollar deposits from international sources. These relationships support deposit growth and diversification while aligning with the Company’s prudent risk management practices.

Total deposits were $6.61 billion at December 31, 2025 which decreased by $34.2 million, or 0.5%, from total deposits of $6.64 billion at December 31, 2024. Total deposits at December 31, 2024 decreased by $203.6 million, or 3.0%, from $6.85 billion at December 31, 2023. The decrease in deposits in 2025 reflects net decreases in other time deposits greater than $250,000 (excluding government time deposits) of $88.5 million and other time deposits up to $250,000 totaling $49.7 million. The net decreases were partially offset by increases in government time deposits of $35.0 million, savings and money market deposits of $17.4 million, interest-bearing demand deposits of $49.4 million, and noninterest-bearing demand deposits of $2.3 million. The Company did not hold any wholesale, brokered or listing service deposits at December 31, 2025. Our loan-to-deposit ratio at December 31, 2025 was 80.0% compared to 80.3% at December 31, 2024.

Core deposits, which the Company defines as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.06 billion at December 31, 2025, and increased by $19.25 million, or 0.3%, from December 31, 2024, which increased by $0.05 billion or 0.9% from December 31, 2023. Core deposits represented 91.7% of total deposits at December 31, 2025, compared to 90.9% at December 31, 2024, and 87.4% at December 31, 2023.

All deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Estimated uninsured deposits totaled $2.78 billion, or approximately 42% of total deposits, as reported in the Bank's FDIC Call Report as of December 31, 2025, compared to $2.82 billion, or approximately 42% of total deposits as of December 31, 2024.

Fully collateralized deposits totaled approximately $281.0 million and $282.3 million as of December 31, 2025 and December 31, 2024, respectively. Excluding fully collateralized deposits, estimated uninsured deposits totaled $2.49 billion, or approximately 38% of total deposits as of December 31, 2025, and $2.54 billion, or approximately 38% of total deposits as of December 31, 2024.

The table presents the contractual maturities of our time deposits greater than the FDIC insurance limit of $250,000 as of December 31, 2025.

Table 23. Contractual Maturities of Time Deposits Greater Than $250,000

(Dollars in thousands)
Remaining maturity:
Three months or less	$333,394
Over three months through twelve months	212,912
Over one year through three years	3,486
Over three years	516
Total	$550,308

For additional information regarding the contractual maturities of our time deposits, See Note 9 - Deposits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data."

The table below presents information regarding the average balances and average rates paid for certain deposit categories for the periods presented.

Table 24. Average Balances and Average Rates Paid on Deposits

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$1,824,581	—%	$1,794,469	—%
Interest-bearing demand deposits	1,357,433	0.13	1,287,628	0.17
Savings and money market deposits	2,302,973	1.48	2,263,273	1.64
Time deposits	1,033,163	2.92	1,225,620	3.76
Interest-bearing deposits	4,693,569	1.41	4,776,521	1.79
Total deposits	$6,518,150	1.01%	$6,570,990	1.30%

Average balances are computed using daily average balances. The average rate paid on time deposits decreased by 84 bps in 2025 and the average rate paid on savings and money market deposit rates decreased by 16 bps. The average rate paid on total interest-bearing deposits decreased 38 bps to 1.41% in 2025 from 1.79% in 2024, which increased from 1.32% in 2023. The average rate paid on all deposits decreased 29 bps to 1.01% in 2025 from 1.30% in 2024, which increased from 0.94% in 2023.

Based on the Federal Open Market Committee's December 2025 decision to reduce the federal funds rate by 25 basis points, bringing the target range to 3.50% to 3.75%, and its accompanying dot plot projecting a single additional rate cut in 2026, the Company now anticipates interest rates will decline modestly through 2026. However, rates remain subject to shifts in inflation dynamics, labor market conditions, and economic data, and the Fed has signaled a cautious, data-dependent approach to further policy easing.

Notwithstanding this external rate environment, the Company expects overall deposit rates to decline gradually, as maturing time deposits reprice. Further, the direction and magnitude of rate movements in our deposit base will continue to depend on the amount of deposit growth required to maintain adequate liquidity, competitive pricing pressures within the market, and the Fed’s evolving guidance and economic outlook.

In summary, while the Company believes policy rates are likely to drift lower modestly over time, the pace and extent of these changes will be determined by both external macroeconomic trends and internal liquidity and strategic considerations.

Contractual Obligations

The Company has various contractual obligations and future cash commitments that are expected to have an impact on its liquidity and capital resources. The Company believes that it will be able to fund these obligations through a combination of operating cash flows, existing cash on hand, and available credit facilities. The Company's primary contractual obligations relate to long‑term debt, obligations associated with the Company's Supplemental Executive Retirement Plan ("SERP") obligations, noncancellable operating lease arrangements primarily related to branch premises, and unfunded commitments related to investments in LIHTC partnerships and other unconsolidated entities. The Company routinely evaluates its capital structure and may refinance, modify, or repay obligations before their scheduled maturities if market conditions and strategic considerations warrant.

Components of long-term debt are discussed in Note 10 - Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." The Company's SERP obligations are discussed in Note 14 - Retirement Benefits to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Operating leases are discussed in Note 15 - Operating Leases to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data." Unfunded commitments related to our investments in LIHTC partnerships and other unconsolidated entities are discussed in Note 6 - Investments in Unconsolidated Entities to the Consolidated Financial Statements under "Part II, Item 8. Financial Statements and Supplementary Data.".

In addition to the contractual obligations noted above, the Company enters into numerous purchase obligations that arise from agreements to purchase goods or services in the ordinary course of business. These purchase obligations include, but not limited to, software licensing agreements, equipment maintenance contracts, and professional service contracts supporting bank operations at specified terms. Some of these contracts are renewable or cancellable annually or in shorter time intervals. To secure favorable pricing, we may also commit to contracts that may extend several years.

Other material cash requirements may also include general corporate operating activities and capital transactions.

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

Capital Resources

The Company conducts ongoing assessments of its capital adequacy, evaluating projected sources and uses of capital in conjunction with the size and quality of its assets, anticipated business performance, changes in monetary and fiscal policy, regulatory capital requirements, and overall risk. As part of this process, the Board of Directors regularly reviews the Company's capital position, including the call and maturity dates of existing capital instruments, to determine whether additional capital should be raised (via debt or equity) or whether capital may be returned to shareholders through dividends or share repurchases.

Common and Preferred Equity

Total shareholders' equity was $592.6 million at December 31, 2025, reflecting an increase of $54.2 million, or 10.1%, from the $538.4 million at December 31, 2024, which increased by $34.6 million, or 6.9%, from December 31, 2023. The increase in shareholders' equity from December 31, 2024 to December 31, 2025 was primarily attributable to net income of $77.5 million and other comprehensive income of $27.2 million, partially offset by cash dividends paid of $29.4 million and the repurchase of 788,261 shares of common stock at a total cost of $23.3 million, under the Company's stock repurchase program. During 2025, the Company repurchased approximately 2.9% of its common stock outstanding at December 31, 2024.

The increase in shareholders' equity from December 31, 2023 to December 31, 2024 was primarily attributable to net income of $53.4 million and other comprehensive income of $8.2 million, partially offset by cash dividends paid of $28.1 million, and the repurchase of 49,960 shares of common stock at a total cost of $0.9 million. During 2024, the Company repurchased approximately 0.2% of its common stock outstanding at December 31, 2023.

The ratio of total shareholders' equity to total assets was 8.0% at December 31, 2025, compared to 7.2% at December 31, 2024 and 6.6% at December 31, 2023. The increase in the ratio of shareholders' equity to total assets from 2024 to 2025 was primarily attributable to higher net income in 2025, and lower unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive income as of December 31, 2025 compared to December 31, 2024, partially offset by higher repurchases of common stock under the stock repurchase program during the year ended December 31, 2025.

The increase in our ratio of shareholders' equity to total assets from 2023 to 2024 was primarily attributable to lower unrealized losses on available-for-sale investment securities recorded in accumulated other comprehensive income as of December 31, 2024 compared to December 31, 2023, and lower repurchases of common stock under the stock repurchase program during the year ended December 31, 2024.

Book value per share was $22.47, $19.89, and $18.63 at year-end 2025, 2024 and 2023, respectively. The increase in book value per share from 2024 was primarily attributable to the increase in shareholders' equity from December 31, 2024 to December 31, 2025, as described above.

Trust Preferred Securities

As of December 31, 2025, we have two remaining statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a total of $50.0 million in floating rate trust preferred securities.

On July 3, 2023, following the cessation of the LIBOR benchmark rate on June 30, 2023, the Company amended the debt agreements of Trust IV and Trust V to adopt the CME Term Secured Overnight Financing Rate ("SOFR"), plus a tenor spread adjustment. Under Accounting Standards Codification ("ASC") 848, these modifications were accounted for as a continuation of the existing contracts. The $30.0 million in floating rate trust preferred securities of Trust IV now bear interest at the three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 2.45%. The $20.0 million in floating rate trust preferred securities of Trust V now bear an interest rate at the three-month CME Term SOFR plus a tenor spread adjustment of 0.26% plus 1.87%.

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

The notes bore a fixed interest rate of 4.75% for the first five years through November 1, 2025, after which the interest rate resets quarterly to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes were callable on any quarterly interest payment date on or after November 1, 2025. On September 11, 2025, the Company provided notice to the trustee of its plan for full redemption of the subordinated notes, at par, on November 1, 2025. On October 1, 2025, the Company notified holders of its 4.75% fixed-to-floating rate subordinated notes due in 2030, that it would be redeeming the notes in full on the November 1, 2025 call date. These notes, which totaled $55.0 million in principal outstanding were redeemed at par in November 2025.

Holding Company Capital Resources

Under the Dodd-Frank Act, CPF is required to serve as a source of financial strength to the Bank. CPF is responsible for meeting its own obligations, including payments on its junior subordinated debentures which fund payments on the outstanding trust preferred securities and subordinated notes.

CPF relies on dividends from the Bank to meet its obligations. On a stand-alone basis, CPF had an available cash balance of $5.5 million as of December 31, 2025, compared to $23.0 million as of December 31, 2024.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $234.7 million and $196.8 million, as of December 31, 2025 and 2024, respectively.

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

In January 2026, the Company’s Board of Directors approved a new authorization to repurchase of up to $55.0 million of its common stock from time to time in the open market or in privately negotiated transactions (the "2026 Repurchase Plan"), pursuant to a newly authorized share repurchase program. The 2026 Repurchase Plan replaces and supersedes in its entirety the 2025 Repurchase Plan.

In January 2025, the Company’s Board of Directors authorized a new share repurchase program (the "2025 Repurchase Plan") allowing the Company to repurchase of up to $30 million of its common stock in open market or privately negotiated transactions. The 2025 Repurchase Plan superseded the prior repurchase authorization in its entirety. In 2025, 788,261 shares of common stock, at a cost of $23.3 million, were repurchased under the Company's 2025 Repurchase Plan.

In January 2024, the Company’s Board of Directors authorized a new share repurchase program (the "2024 Repurchase Plan") allowing the Company to repurchase of up to $20 million of its common stock in open market or privately negotiated transactions. The 2024 Repurchase Plan superseded the prior repurchase authorization in its entirety. In 2024, 49,960 shares of common stock, at an aggregate cost of $0.9 million, were repurchased under the 2024 Repurchase Plan.

The Company will continue to monitor the environment, capital needs, and assess risk and return as part of its ongoing capital management decisions on future share repurchases, and there can be no assurance that the Company will repurchase shares of its common stock in the future.

Transaction Risk

Transaction risk refers to the risk to earnings or capital arising from problems in delivering service, activities, or products. This risk is significant for any bank and is closely interconnected with other risk categories across most Company activities. Transaction risk is influenced by internal controls, information systems, employee integrity, and operating processes. It occurs daily as transactions are processed and is inherent in all products and services offered by the Company.

The Company categorizes transaction risk by major area as high, medium or low. Our audit plan ensures that high-risk areas are reviewed annually. We employ both internal auditors and independent audit firms to test key operational controls and audit information systems, compliance programs, loan programs, and trust services.

Effective management of transaction risk depends on the design, documentation, and implementation of well-defined procedures and controls. However, any system of controls, no matter how well designed, can only provide reasonable assurance, not absolute certainty, that objectives will be achieved.

Compliance Risk

Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards. It may also arise when laws or rules governing certain products or activities are ambiguous or untested. Compliance risk exposes the Company to potential fines, civil money penalties, damages, and contract voidance. It can also lead to reputational harm, reduced business value, limited growth opportunities, and diminished enforceability of contracts. To mitigate this risk, the Company engages independent external firms to conduct compliance audits and identify program weaknesses.

Compliance risk has no single source, it is inherent in all activities and often overlaps with operational risk and transaction risk. A portion of this risk, sometimes referred to as legal risk, encompasses not only consumer protection laws but all applicable laws, ethical standards, and contractual obligations. It also includes exposure to litigation across all aspects of banking, both traditional and non-traditional.

Our risk management policies and code of ethical conduct serve as the foundation for controlling compliance risk. A critical component of this effort is employee training and development. The Director of Compliance is responsible for designing and executing a comprehensive compliance training program, in consultation with internal and external legal counsel, to ensure employees receive training appropriate to their roles.

The Company's risk management program includes a risk-based audit approach to identify internal control deficiencies. Independent audits are conducted under the direction of the Director of Internal Audit, supplemented by external firms, and supported by periodic monitoring by risk management personnel. An annual Audit Plan is developed and presented to the Audit Committee for approval.

Our risk management team conducts ongoing monitoring of compliance efforts, focusing on areas with heightened exposure. Monitoring activities verify adherance to established policies and procedures, and any material exceptions are reported to the appropriate department head, the Audit Committee, and the Board Risk Committee.

We also recognize that customer complaints can highlight weaknesses in our compliance program. Accordingly, all complaints receive prompt attention. The Director of Compliance reviews formal complaints to determine if significant compliance risk exists and communicates findings to the Board Risk Committee.

Strategic Risk

Strategic risk refers to the risk to earnings or capital arising from adverse strategic decisions or the improper implementation of those decisions. This risk is influenced by the alignment between the Company's goals, the resources allocated to achieve those goals, and the quality of execution.

The Company identifies and evaluates strategic risks as part of its annual strategic planning process. Offsite planning sessions are conducted with members of the Board of Directors and Executive Committee, incorporating a comprehensive review that includes: an economic assessment, competitive analysis, industry outlook, and regulatory and risk review.

A primary measure of strategic risk is peer group analysis, where key performance ratios are compared to U.S. banks of similar size and complexity, as well as banks operating in the Hawaii market. This comparison helps to identify potential weaknesses and opportunities for improvement.

Another important measure is the evaluation of actual results versus expected outcomes for prior strategic initiatives. This comparison provides insight into the effectiveness of strategy execution and informs future decision-making.

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

Earnings sensitivity is typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital sensitivity is typically measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off- balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities and off-balance sheet contracts represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

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

The following table reflects our static net interest income sensitivity analysis as of December 31, 2025. The simulations estimate net interest income assuming no balance sheet growth. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. Alternate rate scenarios assume rates move up or down 100 bps, 200 bps or 300 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion. The results indicate that the Company’s balance sheet is relatively well-positioned against movements in interest rates and remains within ALCO Policy risk limits that have been approved by the Board of Directors.

Table 25. Net Interest Income Sensitivity

	December 31, 2025		December 31, 2024
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	2.58%	4.33%	3.03%	4.00%
+200 bps	1.60%	2.93%	1.91%	2.68%
+100 bps	0.60%	1.49%	0.84%	1.36%
-100 bps	(0.83)%	(1.06)%	(1.36)%	(2.21)%
-200 bps	(1.54)%	(2.57)%	(2.93)%	(4.74)%
-300 bps	(2.35)%	(4.51)%	(4.55)%	(7.41)%

Liquidity Risk and Borrowing Arrangements

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

Historically, core deposits have provided us a stable and low-cost funding base, although they remain subject to competitive pressures in the Company's market. A significant portion of deposits are granular, long-tenured, and relationship-based. In addition to core deposits, the Company also has access to a variety of other short-term and long-term funding sources, including proceeds from maturities of our loans and investment securities, as well as secondary funding sources available to meet our liquidity needs, such as the FHLB, the Federal Reserve discount window, and brokered deposits.

At December 31, 2025, the Company had $378.7 million in cash on its balance sheet and approximately $2.52 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Total available sources of liquidity as a percentage of uninsured and uncollateralized deposits was approximately 116% at December 31, 2025. Refer to Note 10 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the Consolidated Financial Statements in this report for information on the Company's borrowing arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Central Pacific Financial Corp.
Honolulu, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Pacific Financial Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on Loans – Development and Application Reasonable and Supportable Forecasts – Refer to Notes 1 and 4 in the Financial Statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans was $59,621,000 as of December 31, 2025.

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

We identified the development and application of the reasonable and supportable forecasts used in the allowance for credit losses on loans as a critical audit matter because of the significant auditor judgement and audit effort needed to evaluate the judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:
•    Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
o    The conceptual design of the reasonable and supportable forecast methodology,
o    Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o    The application of the reasonable and supportable forecasts,
o    The relevance and reliability of the underlying data.

•    Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:
o    Evaluation of the conceptual design of the reasonable and supportable forecast methodology,
o    Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o    Testing the application of the reasonable and supportable forecasts,
o    The relevance and reliability of the underlying data.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Sacramento, California
February 27, 2026

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and due from financial institutions	$88,200	$77,774
Interest-bearing deposits in other financial institutions	290,453	303,167
Investment securities:
Debt securities available-for-sale, at fair value	748,212	737,658
Debt securities held-to-maturity, at amortized cost; fair value of: $495,845 at December 31, 2025 and $506,681 at December 31, 2024	562,391	596,930
Total investment securities	1,310,603	1,334,588
Loans held for sale	1,084	5,662
Loans	5,289,096	5,332,852
Allowance for credit losses	(59,621)	(59,182)
Loans, net of allowance for credit losses	5,229,475	5,273,670
Premises and equipment, net	100,620	104,342
Accrued interest receivable	23,559	23,378
Investment in unconsolidated entities	61,349	52,417
Mortgage servicing rights, net	8,672	8,473
Bank-owned life insurance	180,717	176,216
Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Des Moines ("FHLB") stock	25,836	6,929
Right-of-use lease assets	24,822	30,824
Other assets	63,851	74,656
Total assets	$7,409,241	$7,472,096
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,891,198	$1,888,937
Interest-bearing demand	1,388,107	1,338,719
Savings and money market	2,346,522	2,329,170
Time	983,937	1,087,185
Total deposits	6,609,764	6,644,011
Long-term debt, net of unamortized debt issuance costs of $0 at December 31, 2025 and $202 at December 31, 2024	76,547	156,345
Lease liabilities	25,549	32,025
Accrued interest payable	7,068	10,051
Other liabilities	97,732	91,279
Total liabilities	6,816,660	6,933,711
Contingent liabilities and other commitments (see Note 19)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at December 31, 2025, and December 31, 2024	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 26,374,967 at December 31, 2025 and 27,065,570 at December 31, 2024	381,158	404,494
Additional paid-in capital	107,308	105,054
Retained earnings	191,383	143,259
Accumulated other comprehensive loss	(87,268)	(114,422)
Total equity	592,581	538,385
Total liabilities and equity	$7,409,241	$7,472,096

See accompanying notes to Consolidated Financial Statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$263,906	$258,192	$243,315
Taxable investment securities	38,849	33,278	28,789
Tax-exempt investment securities	2,822	2,527	2,912
Dividend income on investment securities	—	—	—
Deposits in other financial institutions	7,096	11,593	7,163
Dividend income on FRB and FHLB stock	1,489	509	478
Total interest income	314,162	306,099	282,657
Interest expense:
Deposits:
Demand	1,826	2,159	1,701
Savings and money market	34,178	37,043	21,979
Time	30,132	46,084	39,205
Short-term borrowings	—	1	1,139
Long-term debt	7,143	9,079	8,633
Total interest expense	73,279	94,366	72,657
Net interest income	240,883	211,733	210,000
Provision (credit) for credit losses	15,712	9,826	15,698
Net interest income after provision for credit losses	225,171	201,907	194,302
Other operating income:
Mortgage banking income	3,485	3,388	2,592
Service charges on deposit accounts	9,024	8,656	8,753
Other service charges and fees	23,765	22,553	20,531
Income from fiduciary activities	6,201	5,761	4,895
Income from bank-owned life insurance	7,452	6,619	4,870
Net (loss) gain on sales of investment securities	(30)	(9,934)	(2,074)
Other	1,920	1,680	7,096
Total other operating income	51,817	38,723	46,663
Other operating expense:
Salaries and employee benefits	93,754	85,941	82,050
Net occupancy	17,675	18,001	18,185
Computer software	20,627	18,015	17,726
Legal and professional services	11,218	9,790	9,959
Equipment	3,724	3,881	3,958
Advertising	3,392	3,615	3,888
Communication	3,220	3,177	3,010
Other	25,097	30,171	25,367
Total other operating expense	178,707	172,591	164,143
Income before income taxes	98,281	68,039	76,822
Income tax expense	20,801	14,627	18,153
Net income	$77,480	$53,412	$58,669

Per common share data:
Basic earnings per share	$2.88	$1.97	$2.17
Diluted earnings per share	2.86	1.97	2.17
Cash dividends declared	1.09	1.04	1.04

See accompanying notes to Consolidated Financial Statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net income	$77,480	$53,412	$58,669

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on investment securities	25,619	1,174	15,852
Amortization of unrealized losses on investment securities transferred to held-to-maturity	4,978	5,257	5,335
Net change in unrealized gain on derivatives	(3,254)	1,465	384
Supplemental Executive Retirement Plans	(189)	278	(183)
Total other comprehensive income (loss), net of tax	27,154	8,174	21,388

Comprehensive income	$104,634	$61,586	$80,057

See accompanying notes to Consolidated Financial Statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2022	27,025,070	$—	$408,071	$101,346	$87,438	$(143,984)	$—	$452,871
Net income	—	—	—	—	58,669	$—	—	58,669
Other comprehensive loss	—	—	—	—	—	21,388	—	21,388
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,117)	—	—	(28,117)
Shares of common stock repurchased and other related costs	(130,010)	—	(2,632)	—	—	—	—	(2,632)
Share-based compensation expense	149,973	—	—	1,636	—	—	—	1,636
Balance at December 31, 2023	27,045,033	$—	$405,439	$102,982	$117,990	$(122,596)	$—	$503,815
Net income	—	—	—	—	53,412	—	—	53,412
Other comprehensive income	—	—	—	—	—	8,174	—	8,174
Cash dividends declared ($1.04 per share)	—	—	—	—	(28,143)	—	—	(28,143)
Shares of common stock repurchased and other related costs	(49,960)	—	(945)	—	—	—	—	(945)
Share-based compensation expense	70,497	—	—	2,072	—	—	—	2,072
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$—	$538,385
Net income	—	—	—	—	77,480	—	—	77,480
Other comprehensive income	—	—	—	—	—	27,154	—	27,154
Cash dividends declared ($1.09 per share)	—	—	—	—	(29,356)	—	—	(29,356)
Shares of common stock repurchased and other related costs	(788,261)	—	(23,336)	—	—	—	—	(23,336)
Share-based compensation expense	97,658	—	—	2,254	—	—	—	2,254
Balance at December 31, 2025	26,374,967	$—	$381,158	$107,308	$191,383	$(87,268)	$—	$592,581

See accompanying notes to Consolidated Financial Statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$77,480	$53,412	$58,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	15,712	9,826	15,698
Depreciation and amortization of premises and equipment	7,103	6,878	6,943
Loss on disposal of premises and equipment	2,002	56	(5,059)
Non-cash lease expense (benefit)	—	159	13
Cash flows for operating leases	(5,048)	(5,073)	(5,095)
Amortization of mortgage servicing rights	843	776	705
Net amortization of premium (accretion of discount) on investment securities	(1,283)	1,766	3,049
Share-based compensation	2,254	2,072	1,636
Net loss (gain) on sales of investment securities	30	9,934	2,074
Net gain on sales of residential mortgage loans	(1,628)	(1,257)	(721)
Proceeds from sales of loans held for sale	104,432	68,339	39,950
Origination of loans held for sale	(98,226)	(70,966)	(39,902)
Equity in (earnings) losses of unconsolidated entities	(106)	21	22
Distributions from unconsolidated entities	941	—	51
Net increase in cash surrender value of bank-owned life insurance	(7,452)	(6,619)	(5,366)
Deferred income tax expense	(15,491)	8,771	11,211
Net tax benefit from share-based compensation	270	57	154
Amortization and impairment of intangible assets	—	1,461	39
Net change in other assets and liabilities	15,632	10,906	21,041
Net cash provided by operating activities	97,465	90,519	105,112
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(50,592)	(253,580)	(47,393)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	75,459	57,371	60,101
Proceeds from sales of investment securities available-for-sale	1,480	96,562	29,476
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	40,477	41,690	39,099
Loan payments (originations), net	130,947	131,598	111,012
Purchases of loan portfolios	(99,592)	(49,443)	(19,659)
Proceeds from sales of loans originated for investment	—	9,397	9,629
Purchases of bank-owned life insurance	(1,157)	(3,008)	—
Proceeds from bank-owned life insurance death benefits	4,109	4,117	2,627
Net purchases of premises, equipment and land	(5,162)	(15,092)	(12,650)
Proceeds from sales of premises, equipment and land	—	—	6,216
Net return of capital from unconsolidated entities	—	—	495
Contributions to unconsolidated entities	(9,876)	(18,822)	(1,645)
Net proceeds from (purchases) redemption of FRB and FHLB stock	(18,907)	(136)	2,353
Net cash provided by investing activities	67,186	654	179,661
Cash flows from financing activities:
Net (decrease) increase in deposits	(34,247)	(203,581)	111,369
Net decrease in FHLB advances and other short-term borrowings	—	—	(5,000)
Proceeds from long-term debt	—	—	50,000
Repayments of long-term debt	(80,000)	—	—
Cash dividends paid on common stock	(29,356)	(28,143)	(28,117)
Repurchases of common stock and other related costs	(23,336)	(945)	(2,632)
Net cash (used in) provided by financing activities	(166,939)	(232,669)	125,620
Net (decrease) increase in cash and cash equivalents	(2,288)	(141,496)	410,393
Cash and cash equivalents at beginning of year	380,941	522,437	112,044
Cash and cash equivalents at end of year	$378,653	$380,941	$522,437

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Interest expense paid	$70,295	$103,263	$58,448
Income taxes (received) paid, net	21,352	(9,213)	7,313
Supplemental non-cash disclosures:
Lease liabilities arising from obtaining right-of-use lease assets	$2,643	$5,117	$—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	6,762	7,159	7,440
Other intangible assets received in exchange for Swell common stock	—	—	1,500

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

Central Pacific Bank owns 50% of One Hawaii HomeLoans, LLC ("One Hawaii"). One Hawaii was inactive in 2024 and 2025 and will be accounted for as a variable interest entity and consolidated into the Company's financial statements when activity begins.

The Bank has 50% ownership interests in three other mortgage loan origination and brokerage companies which are accounted for using the equity method and are included in investment in unconsolidated entities in the Company's consolidated balance sheets: Gentry HomeLoans, LLC, Haseko HomeLoans, LLC, and Island Pacific HomeLoans, LLC.

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

Investments in unconsolidated entities accounted for under the equity, proportional amortization and cost methods were $0.1 million, $58.5 million and $2.7 million, respectively, at December 31, 2025 and $0.1 million, $48.7 million and $3.6 million, respectively, at December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from financial institutions and interest-bearing deposits in other financial institutions. All amounts are readily convertible to cash and have maturities of three months or less.

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

The Company classifies its investment securities portfolio into the following major security types: mortgage-backed securities ("MBS"), and other debt securities. The Company’s MBS portfolio is comprised primarily of residential MBS issued by United States of America ("U.S.") government entities and agencies. These securities are either explicitly or implicitly guaranteed by an agency of the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The remainder of the MBS portfolio are commercial MBS issued by U.S government entities and agencies (for which there is no minimum credit rating), non-agency residential MBS (which shall meet a minimum credit rating of AAA) and non-agency commercial MBS (which shall meet a minimum credit rating of BBB and meet minimum internal credit guidelines).

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual status is reversed against current period interest income. There were no investment securities on nonaccrual status as of December 31, 2025 and the Company did not reverse any accrued interest against interest income during the year ended December 31, 2025.

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

As of December 31, 2025, the declines in market values of our AFS debt securities were primarily attributable to changes in interest rates and volatility in the financial markets. Because we have no intent to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell such securities before recovery of its amortized cost basis, we do not believe a credit loss exists and an ACL was not recorded.

The Company has made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities as the Company writes off any uncollectible accrued interest receivable in a timely manner. Accrued interest receivable on AFS and HTM debt securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. Accrued interest receivable on AFS debt securities totaled $3.4 million and $3.6 million as of December 31, 2025 and 2024, respectively. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

ACL on HTM Debt Securities

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

Accrued interest receivable on HTM debt securities totaled $1.0 million and $1.1 million as of December 31, 2025 and 2024, respectively.

Loans Held for Sale

Loans held for sale consist of the following two types: (1) Hawaii residential mortgage loans that are originated with the intent to sell them in the secondary market and (2) non-residential mortgage loans in both Hawaii and the U.S. Mainland that were originated with the intent to be held in our portfolio but were subsequently transferred to the held for sale category. Hawaii residential mortgage loans classified as held for sale are carried at the lower of cost or fair value on an aggregate basis, while the non-residential Hawaii and U.S. Mainland loans are recorded at the lower of cost or fair value on an individual basis. Net fees and costs associated with originating and acquiring the Hawaii residential mortgage loans held for sale are deferred and included in the basis for determining the gain or loss on sales of loans held for sale.

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

Interest income on loans is accrued at the contractual rate of interest on the unpaid principal balance. Accrued interest receivable on loans totaled $18.3 million and $17.5 million at December 31, 2025 and 2024, respectively, and is reported together with accrued interest on investment securities on the consolidated balance sheets. Upon adoption of Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

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

When a loan is restructured under ASU 2022-02, the loan is measured for impairment using the discounted cash flow method that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the previous troubled debt restructuring ("TDR") accounting model, the discount rate that was in effect prior to the restructuring to measure impairment was used. Using the interest rate that was in effect prior to the restructuring resulted in the recognition of the economic concession that was granted to borrowers as part of the loan restructuring in the ACL on loans. Using a post-restructuring interest rate does not result in the recognition of an economic concession in the ACL on loans.

As we have elected a prospective transition, the economic concession on a loan that was previously restructured and accounted for as a TDR under previous guidance will continue to be measured in our ACL on loans using the discount rate that was in effect prior to the restructuring and the economic concession may increase or decrease as the cash flow assumptions related to the expected life of the loan are updated. Further, the component of the ACL on loans representing economic concessions will decrease as the borrower makes payments in accordance with the restructured terms of the mortgage loan and as the loan is sold, liquidated, or subsequently restructured.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, a loan was accounted for and reported as a TDR when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) the Company granted a concession to the borrower experiencing financial difficulty that it would not have otherwise considered for a borrower or transaction with similar credit risk characteristics. A restructuring that resulted in only an insignificant delay in payment was not considered a concession. A delay may have been considered insignificant if the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period was insignificant relative to the frequency of payments, the debt’s original contractual maturity or original expected duration.

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

Allowance for Credit Losses on Loans

The ACL on loans is a valuation account deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company's policy is to charge off loans against the ACL in the period they are deemed uncollectible. Any previously accrued but uncollected interest, is reversed against current period interest income. Subsequent receipts, if any, are applied first to the remaining principal, then to the ACL on loans as recoveries, and finally to interest income.

The ACL on loans represents management's estimate of expected credit losses over the life of the Company's loan portfolio as of a given balance sheet date. Management estimates the ACL balance using relevant internal and external information, including historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. When future forecasts are no longer supportable, management reverts to historical loss data.

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

The ACL on loans is measured on a collective basis when similar risk characteristics exist. The Company segments its portfolio generally by the loan classes in the FFIEC Call Report. The following is a description and the risk characteristics of each loan segment:

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

Consumer loans

Consumer loans consist of unsecured consumer lines of credit and non-revolving (term) consumer loans, including automobile loans. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment, and income levels attributed to the borrower.

During second quarter of 2025, the Company updated its ACL model to combine revolving and non-revolving consumer loans under the Discounted Cash Flow ("DCF") methodology due to immateriality of the revolving loan portfolio. The impact of this update was immaterial.

Purchased consumer loans

Purchased consumer loans consist of dealer and unsecured consumer loans. The predominant risk characteristics of this segment include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

The following table presents the Company's loan portfolio segments and the methodology used to measure expected credit losses.

Loan Segment	Expected Credit Loss Methodology	Historical Look-Back Period	Economic Forecast Length	Reversion Method
Commercial and industrial	DCF	2008 to present	One year	One year (straight-line basis)
Construction	DCF
Commercial real estate - Multi-family	DCF
Commercial real estate - All others	DCF
Residential mortgage	DCF
Home equity	DCF
Consumer	DCF
Consumer - Purchased	WARM

The Company utilizes the DCF methodology for all segments, except for purchased consumer loans as management believes the DCF methodology provides better alignment with the Current Expected Credit Losses ("CECL") standard by incorporating more granular assumptions and forward-looking forecasts.

The DCF analysis is performed using an industry leading software platform and leverages historical data. The Company uses the Moody's baseline forecast, which includes a one-year economic forecast period, followed by a one-year, straight-line reversion to the historical averages of the macroeconomic variables used. During the second quarter of 2025, the Company updated its forecast models to incorporate post-COVID-19 pandemic data, while continuing to exclude periods impacted by the COVID-19 pandemic period due to abnormal and volatile behavior.

For purchased consumer loans, the Company applies the Remaining Life methodology, also known as the Weighted Average Remaining Maturity or ("WARM") methodology, due to the pooled nature of this portfolio.

The following is a description of the methodologies utilized to measure expected credit losses:

Discounted Cash Flow

The DCF methodology estimates CECL reserves as the difference between the amortized cost of a loan and the present value of expected future cash flows. Expected future cash flows are projected based on assumptions of Probability of Default/Loss Given Default ("PD/LGD"), prepayments, and recovery rates. The expected cash flows are discounted using the loan’s effective interest rate.

Remaining Life or Weighted Average Remaining Maturity

Under the Remaining Life or WARM methodology, lifetime expected credit losses are calculated by applying a historical loss rate over this remaining life of the loan pool. The remaining life is adjusted for expected prepayments. This method is used for pooled portfolios where individual loan-level modeling is not practical.

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

The estimate also applies the loss factors for each loan type used in the ACL on loans methodology, which is based on historical losses, economic conditions and reasonable and supportable forecasts. The reserve for off-balance sheet credit exposures is adjusted as a provision for off-balance sheet credit exposures.

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

Initial fair value of the servicing right is calculated by a discounted cash flow model prepared by a third-party service provider based on market value assumptions at the time of origination and we assess the servicing right for impairment using current market value assumptions at each reporting period. Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, and servicing income and costs. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types (fixed-rate, adjustable-rate, government FHA, and VA loans) include average discount rates, servicing cost and ancillary income. Many of these assumptions are subjective and require a high level of management judgment. Our mortgage servicing rights portfolio and valuation assumptions are periodically reviewed by management.

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

As of December 31, 2025 and 2024, the Company determined its mortgage servicing rights were not impaired.

Federal Reserve Bank and Federal Home Loan Bank of Des Moines Stock

The Bank is a member of its regional Federal Reserve Bank ("FRB"). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB") system. Members are required to own a certain number of shares of capital stock of the FHLB based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Goodwill and Intangible Assets

The Company did not hold any goodwill on its consolidated balance sheet at December 31, 2025 and 2024.

During the third quarter of 2023, the Company entered into a transaction with Swell Financial, Inc. ("Swell") whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash, certain intellectual property rights and a platform usage fee agreement related to products that may be launched by Swell or its affiliates in the future (not to exceed $1.5 million in value). The intangible assets totaling $1.5 million were included in other assets in the Company's consolidated balance sheet at December 31, 2023. During the fourth quarter of 2024, the Company performed an impairment analysis and determined that the carrying value of the intangible assets would not be recoverable. As a result, the Company recorded impairment of $1.3 million on the intangible assets. The carrying value of the intangible assets was zero as of December 31, 2025.

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

We may establish income tax contingency reserves for potential tax liabilities related to uncertain tax positions. Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized. Where uncertainty exists due to the complexity of income tax statutes, and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions. If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings. As of December 31, 2025, the Company did not have any material uncertain tax positions.

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

Share Repurchases

The Company accounts for share repurchases under the cost method, recording the total cost of repurchased shares as a reduction of common stock until their future disposition is determined. These shares are held as authorized but unissued and may be reissued from time to time on such terms, prices, and conditions as determined by the Board of Directors.

During 2025 and 2024, the Company repurchased 788,261 and 49,960 shares of its common stock, respectively. In connection with the Company's recapitalization in 2011, the total number of authorized shares of common stock was increased to 185,000,000. From the completion of the Company’s 2011 recapitalization through December 31, 2025 and 2024, the Company has repurchased an aggregate of 17,522,506 and 16,734,245 shares, respectively.

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

Accounting Standards Adopted in 2025

During the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740)," which expands existing income tax disclosures for rate reconciliations and adds information on tax payments and refunds by jurisdiction. We adopted this guidance effective January 1, 2025 on a retrospective basis. The adoption did not have a material impact on the Consolidated Financial Statements. See Note 16 - Income Taxes for more information.

Impact of Other Recently Issued Accounting Pronouncements on Future Filings

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for current accounts receivable and contract assets under ASC Topic 606. The practical expedient, if elected, allows entities to assume that current economic conditions at the reporting date remain unchanged over the related asset’s remaining life. The amendments, which are to be applied prospectively, are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect a material impact on its Consolidated Financial Statements from adopting ASU 2025-05 during the first quarter of 2026.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which clarifies and modernizes the guidance for costs related to internal-use software. The amendments remove references to project stages and clarify the capitalization threshold for software development costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The Company does not expect a material impact on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." The ASU introduces a scope exception from derivative accounting for certain non-exchange-traded contracts with underlyings based on the operations or activities specific to one of the parties to the contract, such as ESG-linked metrics or litigation funding arrangements. Additionally, the ASU clarifies that share-based noncash consideration received from a customer for the transfer of goods or services should initially be accounted for under Topic 606, with other guidance (e.g., Topic 815 or Topic 321) applied only when the right to receive or retain such consideration becomes unconditional. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. Entities may apply the guidance prospectively to new contracts or on a modified retrospective basis through a cumulative-effect adjustment to opening retained earnings in the year of adoption. The Company does not expect a material impact on its Consolidated Financial Statements from adopting ASU 2025-07 during the first quarter of 2027.

In November 2025, the FASB issued ASU 2025‑08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans", which introduces the concept of purchased seasoned loans ("PSLs") and requires entities to apply the gross‑up approach to PSLs at acquisition (i.e., recognize an allowance for expected credit losses as an adjustment to the loan’s amortized cost basis rather than through Day 1 earnings). This change eliminates the historical Day 1 "double count" of expected credit losses for many acquired loans and is expected to improve comparability and better align accounting with acquisition economics, including in business combinations. Under ASU 2025-08, loans (excluding credit cards, debt securities, and trade receivables) are PSLs if (i) acquired in a business combination, or (ii) obtained more than 90 days after origination and the acquirer was not involved in origination. Existing accounting for purchased credit‑deteriorated ("PCD") assets is unchanged. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied on a prospective basis. The Company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815)", which simplifies hedge accounting by (i) permitting aggregation of forecasted transactions with similar risk exposure, (ii), enabling hedge accounting for “choose-your-rate” debt interest payments, (iii) permitting hedging of variable price components that are clearly and closely related to the nonfinancial forecasted asset being purchased or sold, (iv) expanding the use of net written options as hedging instruments, and (v) eliminating the recognition and presentation mismatch for a dual hedge strategy. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied on a prospective basis. The Company does not expect ASU 2025-09 to have a material impact on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270)", which clarifies and reorganizes ASC 270 by improving navigability, specifying required interim disclosures, clarifying which entities the guidance applies to, and introducing a principle to disclose material events occurring since the last annual period. The update is effective for interim reporting periods in fiscal years beginning after December 15, 2027, with both prospective and retrospective adoption permitted, and to be applied on a prospective or retrospective basis. Early adoption is permitted and the amendments can be applied on a prospective or retrospective basis. The Company does not expect ASU 2025-11 to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued 2025-12, “Codification Improvements”, which includes clarifications, error corrections, and other minor revisions intended to enhance the understandability and application of the Codification. The update is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect ASU 2025-12 to have a material impact on its consolidated financial statements.

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value, and related allowance for credit losses on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2025
Available-for-Sale:
Debt securities:
States and political subdivisions	$141,163	$55	$(24,177)	$117,041	$—
U.S. Treasury obligations and direct obligations of U.S Government agencies	100,215	1,103	(1,293)	100,025	—
Collateralized loan obligations	40,960	32	(165)	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	442,221	3,032	(38,200)	407,053	—
Residential - Non-government agencies	15,935	150	(722)	15,363	—
Commercial - U.S. government-sponsored entities and agencies	79,040	415	(11,552)	67,903	—
Total available-for-sale investment securities	$819,534	$4,787	$(76,109)	$748,212	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2025
Held-to-Maturity:
Debt securities:
States and political subdivisions	$41,925	$—	$(7,226)	$34,699	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	520,466	131	(59,451)	461,146	—
Total held-to-maturity investment securities	$562,391	$131	$(66,677)	$495,845	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2024
Available-for-Sale:
Debt securities:
States and political subdivisions	$147,014	$2	$(30,183)	$116,833	$—
U.S. Treasury obligations and direct obligations of U.S Government agencies	83,861	81	(2,742)	81,200	—
Collateralized loan obligations	31,254	—	(114)	31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	472,476	42	(58,047)	414,471	—
Residential - Non-government agencies	17,836	151	(1,061)	16,926	—
Commercial - U.S. government-sponsored entities and agencies	81,400	76	(14,315)	67,161	—
Commercial - Non-government agencies	9,933	—	(6)	9,927	—
Total available-for-sale investment securities	$843,774	$352	$(106,468)	$737,658	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2024
Held-to-Maturity:
Debt securities:
States and political subdivisions	$42,016	$—	$(8,884)	$33,132	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	554,914	—	(81,365)	473,549	—
Total held-to-maturity investment securities	$596,930	$—	$(90,249)	$506,681	$—

The Company did not transfer any investment securities that were classified as AFS to HTM during the years ended December 31, 2025 and 2024.

In 2022, the Company transferred 81 investment securities that were classified as AFS to HTM. The investment securities had an amortized cost basis of $762.7 million and a fair market value of $673.2 million. On the date of transfers, these securities had a total net unrealized loss of $89.5 million. There was no impact to net income as a result of the reclassifications.

During the years ended December 31, 2025 and 2024, the Company recorded a total of $6.8 million and $7.2 million, respectively, in amortization of unrecognized losses on the aforementioned investment securities transferred from AFS to HTM.

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

The amortized cost, estimated fair value, and weighted average yield of the Company's AFS and HTM investment securities at December 31, 2025, are presented below, grouped by contractual maturity. Actual maturities may differ from contractual maturities due to the issuer's option to call or prepay obligations, with or without penalties. Securities that are not due at a single maturity date, such as mortgage-backed securities and other asset-backed investments, are presented separately:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
Available-for-Sale:
Debt securities:
Due in one year or less	$825	$817	2.63%
Due after one year through five years	38,386	38,535	4.12
Due after five years through ten years	64,830	63,958	3.81
Due after ten years	137,337	113,756	2.77
Collateralized loan obligations	40,960	40,827	5.54
Mortgage-backed securities
Residential - U.S. government-sponsored entities and agencies	442,221	407,053	2.96
Residential - Non-government agencies	15,935	15,363	4.73
Commercial - U.S. government-sponsored entities and agencies	79,040	67,903	2.73
Total available-for-sale investment securities	$819,534	$748,212	3.22%

Held-to-Maturity:
Debt securities:
Due after ten years	$41,925	$34,699	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	520,466	461,146	1.88
Total held-to-maturity investment securities	$562,391	$495,845	1.91%

Total investment securities	$1,381,925	$1,244,057	2.66%

(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

In September 2025, the Company sold five AFS debt securities issued by state and political subdivisions. The investment securities had a cost basis of $1.5 million and were sold at a gross loss of $30 thousand.

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

In September 2023, the Company sold two AFS commercial mortgage-backed securities issued by non-government agencies and received proceeds of $1.4 million. The investment securities had a cost basis of $1.5 million and were sold at a gross loss of $0.1 million.

Investment securities of $736.7 million and $756.0 million at December 31, 2025 and 2024, respectively, were pledged to secure public funds on deposit and other long-term and short-term borrowings.

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity as of December 31, 2025 and 2024.

There were a total of 179 and 218 AFS securities in an unrealized loss position at December 31, 2025 and 2024, respectively. There were a total of 81 and 83 HTM securities in an unrecognized loss position at December 31, 2025 and 2024, respectively.

The following table summarizes AFS and HTM securities which were in an unrealized or unrecognized loss position at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized or unrecognized loss position:

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2025
Available-for-Sale:
Debt securities:
States and political subdivisions	$2,196	$(12)	$105,922	$(24,165)	$108,118	$(24,177)
U.S. Treasury obligations and direct obligations of U.S Government agencies	20,687	(48)	11,976	(1,245)	32,663	(1,293)
Collateralized loan obligations	21,002	(99)	10,020	(66)	31,022	(165)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	261,335	(38,200)	261,335	(38,200)
Residential - Non-government agencies	—	—	6,954	(722)	6,954	(722)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,246	(11,552)	49,246	(11,552)
Total	$43,885	$(159)	$445,453	$(75,950)	$489,338	$(76,109)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(Dollars in thousands)
December 31, 2025
Held-to-Maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,699	$(7,226)	$34,699	$(7,226)
Mortgage-backed securities:
Residential - U.S. Government-sponsored enterprises	—	—	450,997	(59,451)	450,997	(59,451)
Total	$—	$—	$485,696	$(66,677)	$485,696	$(66,677)

	Less Than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
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

Investment securities in an unrealized or unrecognized loss position are evaluated at least quarterly, to determine whether a credit loss exists. This evaluation includes a review of changes in the investment securities' credit ratings issued by major rating agencies and assessments of the issuers' financial condition. For mortgage-related securities, the Company also considers delinquency and loss data related to the underlying collateral, changes in subordination levels for the Company's position within the repayment structure, and remaining credit enhancement relative to projected credit losses.

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

As of December 31, 2025 and 2024, the Company did not intend to sell the AFS and HTM securities in a loss position and it is unlikely to be required to sell these securities before recovery of its amortized cost basis, which may occur at maturity. Accordingly, the Company has not recorded an ACL on these securities.

3. LOANS AND CREDIT QUALITY

Loans, net of deferred fees and costs as of December 31, 2025 and 2024 consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Commercial and industrial	$594,592	$606,936
Construction	213,191	145,211
Residential mortgage	1,839,191	1,892,520
Home equity	600,082	676,982
Commercial mortgage	1,594,433	1,500,680
Consumer	447,607	510,523
Loans, net of deferred fees and costs	$5,289,096	$5,332,852

The Company did not sell any loans originally held for investment in 2025. In 2024, the Company sold one loan with an amortized cost of $9.7 million and received proceeds of $9.4 million. The loan did not have any credit concerns at the time of sale. The loss of $0.3 million was recorded through charge-offs in the allowance for credit losses.

In 2025, the Company reclassified $58.3 million in consumer loans to the commercial and industrial loan class. This reclassification was based on the loans' structure and characteristics, which more closely aligned with commercial and industrial lending criteria. The Company did not transfer any loans to the held-for-sale category during the years ended December 31, 2025 and 2024.

The following table presents loan purchase activity by class for the periods presented. None of the purchased loans were classified as purchased credit deteriorated ("PCD"), and there were no loans categorized as PCD during the periods presented.

	Consumer - Automobile
	Year Ended December 31,
(Dollars in thousands)	2025	2024
Outstanding balance	$97,524	$47,560
Purchase premium	2,068	1,883
Purchase price	$99,592	$49,443

In the normal course of business, the Bank makes loans to certain directors, executive officers and their affiliates. Related party loan balances were $27.8 million and $33.0 million as of December 31, 2025 and 2024, respectively.

Collateral-Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are individually evaluated to determine expected credit losses.

The following table presents the amortized cost basis of collateral-dependent loans by class, and the related ACL allocated to these loans as of the dates presented:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL	Secured by 1-4 Family Residential Properties	Allocated ACL
Residential mortgage	$10,572	$—	$9,044	$—
Home equity	2,608	—	952	—
Total	$13,180	$—	$9,996	$—

Foreclosure Proceedings

Residential mortgage and home equity loans collateralized by residential real estate property that were in the process of foreclosure totaled $10.3 million and $3.9 million as of December 31, 2025 and 2024, respectively. The residential mortgage and home equity loans that were in the process of foreclosure are well-collateralized with low loan-to-value ratios and no losses are expected upon foreclosure of the loans.

The Company did not have any commercial real estate loans in the process of foreclosure as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company did not own any foreclosed properties. The Company did not sell any foreclosed properties during the years ended December 31, 2025 and 2024.

Nonaccrual and Past Due Loans

For all loan types, delinquency status is determined based on the number of days that full payments, as required by the contractual terms of the loan, are past due. The following tables present by class, the aging of the recorded investment in past due loans as of December 31, 2025 and 2024. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates presented:

	December 31, 2025
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial	$461	$218	$—	$591	$1,270	$593,322	$594,592	$—
Construction	—	—	—	—	—	213,191	213,191	—
Residential mortgage	6,399	2,030	664	10,572	19,665	1,819,526	1,839,191	10,572
Home equity	1,029	809	485	2,608	4,931	595,151	600,082	2,608
Commercial mortgage	—	—	—	—	—	1,594,433	1,594,433	—
Consumer	3,357	1,312	403	615	5,687	441,920	447,607	—
Total	$11,246	$4,369	$1,552	$14,386	$31,553	$5,257,543	$5,289,096	$13,180

	December 31, 2024
(Dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total	Nonaccrual Loans with No ACL
Commercial and industrial	$2,978	$210	$—	$414	$3,602	$603,334	$606,936	$—
Construction	—	—	—	—	—	145,211	145,211	—
Residential mortgage	8,880	3,316	323	9,044	21,563	1,870,957	1,892,520	9,044
Home equity	943	485	78	952	2,458	674,524	676,982	952
Commercial mortgage	—	—	—	—	—	1,500,680	1,500,680	—
Consumer	5,255	1,444	373	608	7,680	502,843	510,523	—
Total	$18,056	$5,455	$774	$11,018	$35,303	$5,297,549	$5,332,852	$9,996

Interest income totaling $0.1 million, $0.1 million, and $0.1 million was recognized on nonaccrual loans in 2025, 2024 and 2023, respectively. Additional interest income of $0.9 million, $0.6 million, and $0.3 million would have been recognized in 2025, 2024 and 2023, respectively, had these loans been accruing interest throughout those periods. Additionally, interest income recoveries of $0.2 million, $0.2 million, and $0.4 million was collected on charged-off loans and recognized in other operating income in 2025, 2024 and 2023, respectively.

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company did not execute any material loan modifications, either individually or in the aggregate, for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

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

The following tables present the amortized cost basis, net of deferred (fees) costs of the Company's loans by class, credit quality indicator, and origination year as of December 31, 2025 and 2024. Revolving loans converted to term as of and during the year ended December 31, 2025 and 2024, were not material to the total loan portfolio. In addition, the following tables include gross charge-offs of loans by origination year during the years ended December 31, 2025 and 2024.

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2025
Commercial and industrial:
Risk Rating
Pass	$63,780	$166,412	$34,598	$56,913	$47,935	$115,991	$103,393	$589,022
Special Mention	—	660	1,869	—	—	—	—	2,529
Substandard	—	1,056	805	—	103	480	597	3,041
Subtotal	63,780	168,128	37,272	56,913	48,038	116,471	103,990	594,592
Construction:
Risk Rating
Pass	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Subtotal	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Residential mortgage:
Risk Rating
Pass	95,400	72,780	79,382	237,379	556,527	786,487	—	1,827,955
Substandard	—	—	246	2,263	405	8,322	—	11,236
Subtotal	95,400	72,780	79,628	239,642	556,932	794,809	—	1,839,191
Home equity:
Risk Rating
Pass	416	988	10,944	25,112	15,989	31,915	511,625	596,989
Substandard	—	—	1,185	—	—	1,423	485	3,093
Subtotal	416	988	12,129	25,112	15,989	33,338	512,110	600,082
Commercial mortgage:
Risk Rating
Pass	204,072	146,975	92,107	204,149	210,061	681,060	5,771	1,544,195
Special Mention	—	—	593	—	—	471	—	1,064
Substandard	—	32,987	2,200	5,978	2,194	5,815	—	49,174
Subtotal	204,072	179,962	94,900	210,127	212,255	687,346	5,771	1,594,433
Consumer:
Risk Rating
Pass	81,799	85,641	54,227	97,994	71,458	17,527	37,944	446,590
Substandard	95	101	81	109	148	483	—	1,017
Subtotal	81,894	85,742	54,308	98,103	71,606	18,010	37,944	447,607
Total loans, net of deferred fees and costs	$503,449	$531,733	$302,328	$678,867	$922,561	$1,690,343	$659,815	$5,289,096

	Gross Charge-offs by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost of Revolving Loans	Total
Commercial and industrial	$74	$2,164	$322	$977	$258	$1,392	$—	$5,187
Consumer	234	1,195	768	6,207	2,107	985	—	11,496
Total gross charge-offs	$308	$3,359	$1,090	$7,184	$2,365	$2,377	$—	$16,683

	Amortized Cost of Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost of Revolving Loans	Total
December 31, 2024
Commercial and industrial:
Risk Rating
Pass	$167,816	$58,905	$69,576	$57,354	$21,827	$142,546	$81,876	$599,900
Special Mention	—	—	—	2,539	—	—	—	2,539
Substandard	3,372	110	922	11	—	82	—	4,497
Subtotal	171,188	59,015	70,498	59,904	21,827	142,628	81,876	606,936
Construction:
Risk Rating
Pass	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Subtotal	10,141	33,646	35,398	19,217	11,754	34,937	118	145,211
Residential mortgage:
Risk Rating
Pass	85,844	89,118	259,516	589,118	393,633	465,032	—	1,882,261
Substandard	—	—	1,599	616	1,855	6,189	—	10,259
Subtotal	85,844	89,118	261,115	589,734	395,488	471,221	—	1,892,520
Home equity:
Risk Rating
Pass	1,060	11,787	28,687	18,277	8,406	25,235	582,499	675,951
Substandard	—	—	—	—	—	1,031	—	1,031
Subtotal	1,060	11,787	28,687	18,277	8,406	26,266	582,499	676,982
Commercial mortgage:
Risk Rating
Pass	180,391	95,323	235,344	223,724	111,399	635,255	5,731	1,487,167
Special Mention	—	621	—	2,506	—	2,930	—	6,057
Substandard	—	—	—	—	—	7,456	—	7,456
Subtotal	180,391	95,944	235,344	226,230	111,399	645,641	5,731	1,500,680
Consumer:
Risk Rating
Pass	95,971	60,771	173,097	92,976	20,838	14,466	51,422	509,541
Substandard	21	90	162	144	27	478	60	982
Subtotal	95,992	60,861	173,259	93,120	20,865	14,944	51,482	510,523
Total loans, net of deferred fees and costs	$544,616	$350,371	$804,301	$1,006,482	$569,739	$1,335,637	$721,706	$5,332,852

	Gross Charge-offs by Year of Origination
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost of Revolving Loans	Total
Commercial and industrial	$102	$434	$438	$519	$33	$1,451	$—	$2,977
Residential mortgage	—	—	175	—	—	208	—	383
Consumer	140	675	10,132	4,179	481	1,259	—	16,866
Total gross charge-offs	$242	$1,109	$10,745	$4,698	$514	$2,918	$—	$20,226

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by class, the activities in the ACL on loans for the years ended December 31, 2025, 2024 and 2023:

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2025
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	5,220	1,495	(1,082)	(1,123)	662	7,668	12,840
Subtotal	12,333	3,811	14,185	1,212	19,544	20,937	72,022
Charge-offs	5,187	—	—	—	—	11,496	16,683
Recoveries	(836)	(4)	(34)	(30)	—	(3,378)	(4,282)
Net charge-offs (recoveries)	4,351	(4)	(34)	(30)	—	8,118	12,401
Ending balance	$7,982	$3,815	$14,219	$1,242	$19,544	$12,819	$59,621

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2024
Beginning balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934
Provision (credit) for credit losses on loans	2,373	(1,688)	988	(1,172)	1,339	9,122	10,962
Subtotal	9,554	2,316	15,614	2,329	18,882	26,201	74,896
Charge-offs	2,977	—	383	—	—	16,866	20,226
Recoveries	(536)	—	(36)	(6)	—	(3,934)	(4,512)
Net charge-offs (recoveries)	2,441	—	347	(6)	—	12,932	15,714
Ending balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Year ended December 31, 2023
Beginning balance	$6,824	$2,867	$11,804	$4,114	$17,902	$20,227	$63,738
Provision (credit) for credit losses on loans	1,599	1,136	2,745	(670)	(359)	10,784	15,235
Subtotal	8,423	4,003	14,549	3,444	17,543	31,011	78,973
Charge-offs	1,962	—	—	—	—	17,245	19,207
Recoveries	(720)	(1)	(77)	(57)	—	(3,313)	(4,168)
Net charge-offs (recoveries)	1,242	(1)	(77)	(57)	—	13,932	15,039
Ending balance	$7,181	$4,004	$14,626	$3,501	$17,543	$17,079	$63,934

The following table presents the activities in the reserve for off-balance sheet credit exposures, which is reported within other liabilities on the Company's consolidated balance sheets, during the years ended December 31, 2025, 2024 and 2023. The related provision (credit) for off-balance sheet credit exposures is included in the provision for credit losses on the Company's consolidated statements of income for the periods presented.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Balance, beginning of year	$2,570	$3,706	$3,243
Provision (credit) for off-balance sheet credit exposures	2,872	(1,136)	463
Balance, end of year	$5,442	$2,570	$3,706

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
Land	$22,564	$22,564
Office buildings and improvements	149,889	161,712
Furniture, fixtures and equipment	33,730	39,302
Gross premises and equipment	206,183	223,578
Accumulated depreciation and amortization	(105,563)	(119,236)
Net premises and equipment	$100,620	$104,342

Depreciation and amortization of premises and equipment were charged to the following operating expenses during the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net occupancy	$4,809	$4,740	$4,813
Equipment	2,294	2,138	2,130
Total	$7,103	$6,878	$6,943

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
Investments in low income housing tax credit partnerships	$58,496	$48,730
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	120	90
Other	1,186	2,050
Total	$61,349	$52,417

The Company invests in low income housing tax credit ("LIHTC") partnerships. As of December 31, 2025 and 2024, the Company had total commitments to fund LIHTC partnerships of $80.0 million and $63.5 million, respectively.

The Company accounts for its investments in LIHTC partnerships using the proportional amortization method, and these investments are reported in investments in unconsolidated entities in the Company's consolidated balance sheets.

Unfunded commitments related to the LIHTC partnerships totaled $25.9 million and $19.1 million, respectively, as of December 31, 2025 and 2024. These amounts were included in other liabilities in the Company's consolidated balance sheets.

The following table presents the expected payments for unfunded commitments related to LIHTC and other partnership investments as of December 31, 2025. The table includes expected funding for the next five succeeding fiscal years, and all years thereafter.

(Dollars in thousands)	LIHTC	Other
Year Ending December 31:	Partnerships	Partnerships	Total
2026	$12,315	$553	$12,868
2027	2,668	—	2,668
2028	5,483	—	5,483
2029	4,921	—	4,921
2030	141	—	141
Thereafter	394	—	394
Total unfunded commitments	$25,922	$553	$26,475

The following table presents amortization expense and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Proportional amortization method:
Amortization expense recognized in income tax expense	$6,701	$4,794	$3,101
Federal and state tax credits recognized in income tax expense	$7,826	$5,632	$3,400

As of December 31, 2025, the Company had an unfunded commitment of $0.6 million related to its investment in the JAM FINTOP Banktech Fund L.P., which is expected to be paid in 2026. The unfunded commitment is included in other liabilities in the Company's consolidated balance sheets.

In 2025, the Company received a distribution of proceeds from the sale of one of JAM FINTOP's portfolio companies of $0.9 million. The proceeds were treated as a return on capital and applied against the cost basis of the investment in JAM FINTOP.

During the third quarter of 2023, the Company entered into a transaction with Swell Financial, Inc. ("Swell") whereby Swell repurchased the Company’s entire preferred and common stock equity investment in exchange for $0.5 million in cash and certain intangible assets. The intangible assets totaling $1.5 million are included in other assets in the Company's consolidated balance sheet at December 31, 2023. During the fourth quarter of 2024, the Company performed an impairment analysis and determined that the carrying value of the intangible assets would not be recoverable. As a result, the Company recorded impairment of $1.3 million on the intangible assets. The carrying value of the intangible assets was zero as of December 31, 2025 and 2024.

7. MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSRs") are recognized when loans are sold to third-parties with servicing retained, and are classified and pooled into buckets of homogeneous characteristics. The Company measures its mortgage servicing rights using the amortization method, amortizing MSRs proportionally over the period of expected net servicing income. Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor, which totaled $1.17 billion and $1.18 billion as of December 31, 2025 and 2024, respectively.

(Dollars in thousands)	2025	2024
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$741,186	$720,070
Federal Home Loan Mortgage Corporation	429,933	457,228
Federal Home Loan Bank	303	444
Total loans services for others	$1,171,422	$1,177,742

The following table presents changes in our mortgage servicing rights for the periods presented:

(Dollars in thousands)	Mortgage Servicing Rights
Balance as of December 31, 2023	$8,696
Additions	553
Amortization	(776)
Balance as of December 31, 2024	8,473
Additions	1,042
Amortization	(843)
Balance as of December 31, 2025	$8,672

The gross carrying value, accumulated amortization, and net carrying value related to our mortgage servicing rights as of December 31, 2025 and 2024 are presented below:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Mortgage servicing rights	$71,335	$(62,663)	$8,672	$70,293	$(61,820)	$8,473

Based on our mortgage servicing rights held as of December 31, 2025, estimated amortization expense for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2026	$1,086
2027	1,019
2028	888
2029	773
2030	664
Thereafter	4,242
Total	$8,672

Income from new MSRs totaled $1.0 million, $0.6 million, and $0.3 million in 2025, 2024 and 2023, respectively, and are reported within mortgage banking income.

Amortization of the servicing rights is reported within mortgage banking income in the Company's consolidated statements of income. Ancillary income is recorded in other operating income.

MSRs are initially recorded at fair value determined by a discounted cash flow model prepared by a third-party service provider using market-based assumptions at origination. Key assumptions include mortgage prepayment speeds, discount rates, servicing income, and costs. These assumptions are inherently subjective, require management judgment, and are updated each reporting period to reflect current market conditions, evolving market trends, and loan product types.

MSRs are classified as Level 3 assets in the fair value hierarchy due to the use of significant unobservable inputs. The Company’s valuation techniques rely on discounted cash flow models reflecting expected cash flows, prepayment behavior, and cost structures. Changes in prepayment speeds, often driven by interest rates, home prices, and borrower behavior, can materially impact MSR fair values. Lower interest rates generally increase prepayments and reduce MSR value, while higher rates slow prepayments and may increase MSR value.

Fair value measurements and related assumptions are reviewed periodically and validated against available market data and third-party valuations. The Company performs an impairment assessment of its MSR whenever events or changes in circumstances indicate the MSR's carrying value may not be recoverable. The Company noted no impairment or triggering events related to its MSR as of December 31, 2025 and 2024.

The following table presents the fair market value and key assumptions used in determining the fair market value of mortgage servicing rights as of the dates presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Fair market value, beginning of period	$12,387	$12,185
Fair market value, end of period	11,301	12,387
Weighted-average discount rate	9.5%	9.5%
Weighted-average prepayment speed assumption	12.3%	10.2%

8. DERIVATIVES

The Company utilizes both designated and undesignated derivative financial instruments to manage exposure to interest rate fluctuations. All derivatives are measured at fair value and reported in other assets or other liabilities on the Company's consolidated balance sheets, depending on their position.

For derivative instruments that are designated as hedging instruments, the effective portion of the changes in the fair value of the derivative is reported in AOCI, net of tax, until the hedged cash flows impact earnings. Any ineffective portion of the hedge is immediately recognized in current period earnings.

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

At December 31, 2025, the Company had $1.1 million in forward sale commitments outstanding. At December 31, 2024, the Company had $4.9 million in forward sale commitments outstanding.

The Company did not have any interest rate lock commitments outstanding as of December 31, 2025. At December 31, 2024, the Company had $0.5 million interest rate lock commitments outstanding.

Risk Participation Agreements

The Company may enter into credit risk participation agreements ("RPA") with financial institution counterparties related to interest rate swaps on participation loans. The RPAs entered into by the Company as a participant bank provide credit protection to the financial institution counterparties should the borrowers fail to perform on their interest rate derivative contracts with the financial institutions.

RPAs are accounted for as undesignated derivatives and are measured at fair value, with changes in fair value recorded in current period earnings.

The Company had RPAs with total notional amounts of $52.4 million and $35.2 million as of December 31, 2025 and 2024, respectively. The fair value of the RPAs was insignificant to the Consolidated Financial Statements as of December 31, 2025 and 2024.

Back-to-Back Swap Agreements

The Company has established a program in which it originates variable-rate loan and simultaneously enters into a variable-to-fixed interest rate swaps with borrowers. To offset interest rate exposure, the Company also enters into equal and opposite swap agreements with third-party financial institutions. These back-to-back swap agreements are designed to economically offset each other, allowing the Company to maintain a variable rate loan, while providing the borrower with fixed-rate payments.

The Company's net cash flow from these arrangements equals the interest income earned on the variable-rate loan. These back-to-back swap agreements are considered free-standing derivatives and are recorded at fair value in either other assets or other liabilities on the Company's consolidated balance sheet. Changes in fair value are recognized in current period earnings.

As of December 31, 2025 and 2024, the Company has entered into swaps agreements with borrowers totaling $60.7 million and $50.2 million in notional amounts, respectively. These were offset by swap agreements with third-party financial institutions for the same notional amounts of $60.7 million and $50.2 million, respectively. As of December 31, 2025 and 2024, the Company received $6.6 million and $12.9 million, respectively, in counter-party cash collateral related to the back-to-back swap agreements.

Interest Rate Swaps

To mitigate interest rate risk, the Company entered into a forward starting interest rate swap during the first quarter of 2022, with a notional amount of $115.5 million, designated as a fair value hedge of certain municipal debt securities. Under the terms of the swap, the Company pays a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge became effective on March 31, 2024 and matures on March 31, 2029.

In 2025, a $1.0 million municipal debt security underlying the hedge was called, resulting in a partial termination of the interest rate swap and a reduction of the notional amount to $114.6 million as of December 31, 2025. All other terms of the interest rate swap remained unchanged.

The interest rate swap is carried at its fair value on the Company’s consolidated balance sheets, recorded in other assets, if the fair value is positive, or in other liabilities, if the fair value is negative. The changes in the fair value of the interest rate swap are recognized in interest income. Unrealized gains or losses on the hedged municipal securities, attributable to changes in benchmark interest rates, are recorded as adjustments to the carrying value of hedged debt securities and offset in the same interest income line item.

The Company uses the long-haul method to assess hedge effectiveness, which is a statistical regression analysis that consists of historical observations of prior period periodic changes in fair value of both the hedge and the hedged item. The assessment is based on the Federal Funds benchmark interest rate component of the hedged item only with changes in credit unhedged. The assessment is performed on a quarterly basis. As of December 31, 2025, the hedge was determined to be highly effective, and the Company expects the hedge to remain effective for the duration of the swap.

The following table presents the location of all assets and liabilities associated with our derivative instruments within the Company's consolidated balance sheet:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
		(Dollars in thousands)
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$46	$4	$4
Risk participation agreements	Other assets / other liabilities	—	—	3	—
Back-to-back swap agreements	Other assets / other liabilities	3,045	3,840	3,045	3,840

		Asset Derivatives		Liability Derivatives
Derivatives Designated as	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Hedging Instruments	Location	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
(Dollars in thousands)
Interest rate swap	Other assets / other liabilities	$4,163	$8,382	$—	$—

The following tables present the impact of derivative instruments and their location within the Company's consolidated statements of income for the periods presented:

Derivatives Not in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	$(47)
Loans held for sale	Other income	71
Risk participation agreements	Other expense	(3)
Back-to-back swap agreements	Other service charges and fees	225

Year ended December 31, 2024
Interest rate lock and forward sale commitments	Mortgage banking income	77
Loans held for sale	Other income	(78)
Back-to-back swap agreements	Other service charges and fees	80

Year ended December 31, 2023
Interest rate lock and forward sale commitments	Mortgage banking income	(42)
Loans held for sale	Other income	3
Back-to-back swap agreements	Other service charges and fees	71

Derivatives in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	(Dollars in thousands)
Year ended December 31, 2025
Interest rate swap	Interest income	$2,684
Year ended December 31, 2024
Interest rate swap	Interest income	$2,563
Year ended December 31, 2023
Interest rate swap	Interest income	$(37)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	December 31, 2025	December 31, 2024
Investment securities, available-for-sale:
Carrying Amount of the Hedged Assets	$92,517	$88,777
Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	(4,385)	(8,805)

9. DEPOSITS

The Company had $983.9 million and $1.09 billion of total time deposits as of December 31, 2025 and 2024, respectively. Contractual maturities of total time deposits as of December 31, 2025 were as follows:

(Dollars in thousands)
Year Ending December 31:
2026	$959,186
2027	13,983
2028	4,773
2029	3,516
2030	2,225
Thereafter	254
Total	$983,937

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $566.6 million and $624.3 million at December 31, 2025 and 2024, respectively. This includes $138.1 million and $103.1 million in government time deposits at December 31, 2025 and 2024, respectively, which are fully collateralized. As of December 31, 2025 and 2024, the Company had no brokered or reciprocal deposits.

Contractual maturities of time deposits of $250,000 or more as of December 31, 2025 were as follows:

(Dollars in thousands)
Three months or less	$339,020
Over three months through six months	174,690
Over six months through twelve months	48,840
2027	3,486
2028	—
2029	517
2030	—
Thereafter	—
Total	$566,553

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Bank is a member of the FHLB. As of December 31, 2025, the Bank maintained a $1.80 billion line of credit, compared to $1.76 billion at December 31, 2024. The undrawn amount under this arrangement was $1.68 billion as of December 31, 2025, compared to $1.63 billion as of December 31, 2024.

In accordance with the collateral provisions of the Advances, Pledge and Security Agreement with the FHLB, the Bank pledged certain real estate loans with a carrying value of $2.76 billion and $3.14 billion as of December 31, 2025 and 2024, respectively, as collateral for the FHLB advances available of $1.68 billion and $1.63 billion at December 31, 2025 and 2024, respectively. There were no short-term borrowings outstanding under this arrangement at December 31, 2025 and 2024.

The FHLB also provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment on a standby letter of credit, the amount is converted to an advance at the FHLB. Standby letters of credit issued on our behalf by the FHLB totaled $95.6 million and $83.6 million as of December 31, 2025 and 2024, respectively. The letters of credit are counted against the total line of credit, the same as the current outstanding debt, to determine the undrawn or total available line of credit.

The Bank also had access to the Federal Reserve discount window, with additional unused borrowings available of $206.4 million and $232.1 million as of December 31, 2025 and 2024, respectively. Certain commercial real estate and commercial and industrial loans with carrying values totaling $98.9 million and $128.3 million as of December 31, 2025 and 2024, respectively, were pledged as collateral on the line of credit with the Federal Reserve discount window. In addition, investment securities with a par value of $172.0 million and $184.3 million as of December 31, 2025 and 2024, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these loans and investment securities.

Additionally, the Bank had unused unsecured credit lines with other lenders totaling $75.0 million that was available as of December 31, 2025 and 2024.

Interest expense on short-term borrowings totaled less than $1 thousand in 2025 and 2024 and $1.1 million in 2023.

A summary of the Bank's short-term borrowings as of December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Amount outstanding at December 31,	$—	$—	$—
Average amount outstanding during year	—	17	23,322
Highest month-end balance during year	—	6,000	100,000
Weighted-average interest rate on balances outstanding at December 31,	—%	—%	—%
Weighted-average interest rate during year	—%	5.58%	4.88%

Long-term debt, which is based on original maturity, consisted of FHLB advances, subordinated notes and debentures totaling $76.5 million and $156.3 million at December 31, 2025 and 2024, respectively.

	December 31,
(Dollars in thousands)	2025	2024
FHLB advances	$25,000	$50,000
Subordinated debentures	51,547	51,547
Subordinated notes, net of unamortized debt issuance costs of $0 and $202	—	54,798
Total	$76,547	$156,345

At December 31, 2025, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(Dollars in thousands)
Year Ending December 31:
2026	$—
2027	—
2028	25,000
2029	—
2030	—
Thereafter	51,547
Total	$76,547

FHLB Advances

The Bank had $25.0 million and $50.0 million in FHLB long-term advances outstanding as of December 31, 2025 and 2024, respectively. Interest expense on FHLB long-term advances was $1.3 million,. $2.2 million, and $1.9 million in 2025, 2024, and 2023, respectively.

Junior Subordinated Debentures

The Company had the following junior subordinated debentures outstanding as of December 31, 2025 and 2024:

(Dollars in thousands)	Outstanding	Current Interest Rate
Trust IV	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
Trust V	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547

In September 2004, the Company established CPB Capital Trust IV ("Trust IV"), a wholly-owned statutory trust. Trust IV issued $30.0 million in floating rate trust preferred securities, originally bearing interest at three-month LIBOR plus 2.45%, with a maturity date of December 15, 2034. The principal assets of Trust IV consist of $30.9 million in the Company's junior subordinated debentures, which carry identical interest rate and maturity terms. Trust IV issued $0.9 million in common securities to the Company.

In December 2004, the Company formed CPB Statutory Trust V ("Trust V"), another wholly-owned statutory trust. Trust V issued $20.0 million in floating rate trust preferred securities, originally bearing interest at three-month LIBOR plus 1.87%, with a maturity date of December 15, 2034. The principal assets of Trust V consist of $20.6 million in the Company's junior subordinated debentures, which carry identical interest rate and maturity terms. Trust V issued $0.6 million in common securities to the Company.

Following the cessation of LIBOR, the interest rate benchmark transitioned to three‑month CME Term Secured Overnight Financing Rate ("SOFR") plus a 0.26% tenor spread adjustment, in addition to the original contractual margin of 2.45% and 1.87% for Trust IV and Trust V, respectively.

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

Subject to certain exceptions and limitations, the Company may elect to defer interest payments on the junior subordinated debentures, for up to 20 consecutive quarterly periods without triggering default or penalty. This would result in a corresponding deferral of distribution payments on the related trust preferred securities.

Under applicable regulatory guidelines and interpretations, the junior subordinated debentures qualify for inclusion in Tier 1 capital, subject to certain limitations.

Subordinated Notes

The Company had the following subordinated notes outstanding as of the dates presented:

	December 31,
(Dollars in thousands)	2025	2024
October 2020 Private Placement	$—	$55,000

On October 20, 2020, the Company completed a $55.0 million private placement of ten-year fixed-to-floating rate subordinated notes, intended to support regulatory capital ratios and for general corporate purposes. At the end of the fourth quarter of 2020, the Company exchanged the privately placed notes for registered notes with identical terms and aggregate principal amount.

The subordinated notes bore a fixed interest rate of 4.75% for the first five years, through but excluding November 1, 2025. Beginning November 1 2025, the interest rate would have reset quarterly to the then current three-month SOFR, as published by the Federal Reserve Bank of New York, plus 456 basis points. The subordinated notes were callable on any quarterly interest payment date on or after November 1, 2025. Under current regulatory guidelines and interpretations, the subordinated notes qualified for inclusion in Tier 2 capital.

On September 11, 2025, the Company provided notice to the trustee of its plan for full redemption of the subordinated notes, at par, on November 1, 2025. Holders of the subordinated notes were subsequently notified on October 1, 2025. The Company fully redeemed the subordinated notes at par on November 1, 2025. Accordingly, the subordinated notes had a carrying value of zero at December 31, 2025, compared to $54.8 million, net of unamortized debt issuance costs of $0.2 million at December 31, 2024.

11. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. As of December 31, 2025 and 2024, the Bank had Statutory Retained Earnings of $234.7 million and $196.8 million, respectively.

Dividends are subject to the discretion of the Board of Directors and may be restricted by federal and Hawaii state laws, regulatory guidance from the FRB, and covenants set forth in various agreements the Company is a party to, including covenants set forth in our junior subordinated debentures and subordinated notes. There is no assurance that dividends will continue at the current rate, or at all.

The Company repurchases shares of its common stock when it believes such repurchases are in the best interests of the Company.

In January 2024, the Company’s Board of Directors authorized a new share repurchase program (the "2024 Repurchase Plan"), allowing.the Company to repurchase up to $20.0 million of its common stock in open market or privately negotiated transactions. The 2024 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Board of Directors, which had $23.4 million in remaining repurchase authority. The Company's 2024 Repurchase Plan was subject to a one-year expiration.

In the year ended December 31, 2024, 49,960 shares of common stock, at a cost of $0.9 million, were repurchased under the Company's share repurchase programs.

In January 2025, the Company’s Board of Directors authorized a new share repurchase program (the "2025 Repurchase Plan"), allowing,the Company to repurchase up to $30.0 million of its common stock in open market or privately negotiated transactions. The 2025 Repurchase Plan replaced and superseded in its entirety the 2024 Repurchase Plan, which had $19.1 million in remaining repurchase authority.

In the year ended December 31, 2025, a total of 788,261 shares of common stock, at a cost of $23.3 million, were repurchased under the Company's share repurchase program. A total of $6.7 million remained available for repurchase under the Company's 2025 Repurchase Plan at December 31, 2025.

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

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606 for the periods presented:

	Year Ended December 31, 2025
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$1,032	$2,453	$3,485
Service charges on deposit accounts	9,024	—	9,024
Other service charges and fees	21,349	2,416	23,765
Income on fiduciary activities	6,201	—	6,201
Income from bank-owned life insurance	—	7,452	7,452
Net loss on sales of investment securities	—	(30)	(30)
Other	—	1,920	1,920
Total other operating income	$37,606	$14,211	$51,817

	Year Ended December 31, 2024
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$917	$2,471	$3,388
Service charges on deposit accounts	8,656	—	8,656
Other service charges and fees	20,128	2,425	22,553
Income on fiduciary activities	5,761	—	5,761
Income from bank-owned life insurance	—	6,619	6,619
Net loss on sales of investment securities	—	(9,934)	(9,934)
Other	—	1,680	1,680
Total other operating income	$35,462	$3,261	$38,723

	Year Ended December 31, 2023
(Dollars in thousands)	In-scope	Out-of-scope	Total
Other operating income:
Mortgage banking income	$687	$1,905	$2,592
Service charges on deposit accounts	8,753	—	8,753
Other service charges and fees	18,605	1,926	20,531
Income on fiduciary activities	4,895	—	4,895
Income from bank-owned life insurance	—	4,870	4,870
Net loss on sales of investment securities	—	(2,074)	(2,074)
Other	—	7,096	7,096
Total other operating income	$32,940	$13,723	$46,663

13. SHARE-BASED COMPENSATION

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company's historical experience and future expectations. The following table summarizes the effects of share-based compensation for options and awards granted under the Company's equity incentive plans for each of the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Salaries and employee benefits	$2,484	$2,165	$2,641
Directors stock awards	588	432	399
Income tax benefit	(1,081)	(742)	(957)
Net share-based compensation effect	$1,991	$1,855	$2,083

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit. The Company recognizes all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. The Company recorded income tax benefits of $0.3 million, $0.1 million, and $0.2 million in 2025, 2024, and 2023, respectively, as a result of restricted stock units vesting during the respective years.

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

The Company adopted in January 2023 and shareholders approved in April 2023, the 2023 Stock Compensation Plan ("2023 Plan") making available 1,140,000 shares for grants to employees and directors. Upon adoption of the 2023 Plan, all unissued shares from the previous plan were frozen and no new grants were granted under the previous plan. Shares may continue to be settled under the previous plan pursuant to previously outstanding awards. New shares are issued from the 2023 Plan.

A total of 818,271 and 950,328 shares were available for future grants under our 2023 Plan as of December 31, 2025 and 2024, respectively, and 1,108,639 shares were previously available for future grants under our previous stock compensation plan as of December 31, 2023.

Restricted and Performance Stock Units

Under the 2023 Plan, the Company awarded restricted stock units ("RSUs") and performance stock units ("PSUs") to certain non-officer directors and management personnel. These awards typically vest over two-, three- or five-year periods from the date of grant and are subject to forfeiture until performance and employment targets are achieved.

Compensation expense is generally measured based on the market price of the Company's stock on the grant date, and is recognized over the applicable vesting period.

As of December 31, 2025, there was $3.5 million of total unrecognized compensation cost related to RSUs and PSUs that is expected to be recognized over a weighted-average period of 1.8 years.

The following table presents the activity of RSUs and PSUs for each of the periods presented:

	Number of Units	Weighted Average Grant Date Fair Value	Fair Value of RSUs and PSUs That Vested During The Year (in thousands)
Unvested as of December 31, 2022	352,465	$23.40

Changes during the year:
Granted	115,992	22.76
Forfeited	(53,041)	25.09
Vested	(190,837)	20.93	$3,942
Unvested as of December 31, 2023	224,579	24.76

Changes during the year:
Granted	137,911	19.41
Forfeited	(1,648)	20.59
Vested	(76,691)	23.68	1,515
Unvested as of December 31, 2024	284,151	22.48

Changes during the year:
Granted	110,698	30.09
Forfeited	(1,763)	29.05
Vested	(103,932)	25.38	3,077
Unvested as of December 31, 2025	289,154	24.27

Shares acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units totaled 27,633 in 2025, 26,594 in 2024, and 68,807 in 2023.

Stock Options

There were no stock options that were granted or vested in 2025, 2024 and 2023. There were no options exercised during the year ended December 31, 2025, 2024 and 2023. As of December 31, 2025, all options have been vested and exercised.

As of December 31, 2025, all compensation costs related to stock options granted to employees under our stock option plans have been recognized.

14. RETIREMENT BENEFITS

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan ("SERP") which provides supplemental retirement benefits to certain current and former officers of the Company. The SERP holds no plan assets other than employer contributions that are paid as benefits during the year.

The following tables set forth information pertaining to the SERP for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$8,755	$9,274
Interest cost	456	434
Actuarial (gains) losses	256	(378)
Benefits paid	(574)	(575)
Benefit obligation at end of year	8,893	8,755

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	574	575
Benefits paid	(574)	(575)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(8,893)	$(8,755)

Amounts recognized in AOCI
Net actuarial losses	$251	$426
Total amounts recognized in AOCI	$251	$426

Benefit obligation actuarial assumptions
Weighted-average discount rate	5.0%	5.2%

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Components of net periodic benefit cost
Interest cost	$456	$432	$448
Amortization of net actuarial (gains) losses	—	(2)	(74)
Amortization of net transition obligation	—	—	7
Net periodic benefit cost	$456	$430	$381

Net periodic cost actuarial assumptions
Weighted-average discount rate	5.4%	4.9%	5.1%

Estimated future benefit payments reflecting expected future service for the SERP in each of the next five years and thereafter are as follows:

(Dollars in thousands)
Year Ending December 31:
2026	$574
2027	567
2028	958
2029	1,030
2030	1,024
Thereafter	4,740
Total	$8,893

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan ("Retirement Savings Plan"), a defined contribution plan that covers substantially all employees of the Company. The Retirement Savings Plan allows employees to direct their own investments among a selection of investment alternatives and is funded by employee elective deferrals, employer matching contributions and employer discretionary contributions.

The Company has the option of making regular matching contributions on employee's elective deferrals. The Company has sole discretion in determining the percentage to be matched, subject to limitations of the Internal Revenue Code.

The Company matched 100% of an employees effective deferrals, up to 4% of the employee's pay each pay period in 2025, 2024 and 2023. The Company also has the option of making discretionary contributions into the Retirement Savings Plan and has sole discretion in determining the discretionary contribution, subject to limitations of the Internal Revenue Code. The Company did not make any discretionary contributions in 2025, 2024 and 2023.

Total contributions to the Retirement Savings Plan totaled $2.4 million, $2.3 million and $2.4 million in 2025, 2024 and 2023, respectively.

15. OPERATING LEASES

The Company leases certain land and buildings for its bank branches and ATMs with lease terms expiring through 2045. In some instances, a lease may contain renewal options for periods ranging from five to fifteen years. All renewal options are likely to be exercised and therefore have been recognized as part of our right-of-use assets and lease liabilities in accordance with ASC 842, "Leases". Certain leases also contain variable payments that are primarily determined based on common area maintenance costs and Hawaii state tax rates. All leases are operating leases.

The Company has elected the short-term exemption, for leases with terms of 12 months or less. Such leases are excluded from the calculation of the ROU assets and lease liabilities and are not included on the Company's balance sheets. The Company has also elected to account for lease and non-lease components as a single lease component for all classes of underlying assets.

The most significant assumption in applying ASC 842 is the discount rate assumption. Because most of lease agreements do not specify an implicit interest rate, the Company estimates the discount rate using the collateralized borrowing rate it would pay for a loan with a similar term.

The following table presents total lease cost, cash flow information, weighted-average remaining lease term, and weighted-average discount rate for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Lease cost:
Operating lease cost	$5,174	$5,233	$5,108
Variable lease cost	2,586	3,229	3,751
Less: sublease income	—	—	(34)
Total lease cost	$7,760	8,462	8,825

Other information:
Operating cash flows from operating leases	$(5,048)	$(5,073)	$(5,095)
Weighted-average remaining lease term - operating leases	9.22 years	10.25 years	10.64 years
Weighted-average discount rate - operating leases	4.16%	4.07%	3.96%

The following is a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities for the next five succeeding fiscal years and all years thereafter:

(Dollars in thousands)
Year Ending December 31,	Undiscounted Cash Flows	Lease Liability Expense	Lease Liabilities
2026	$4,920	$969	$3,951
2027	4,143	828	3,315
2028	3,314	711	2,603
2029	2,894	612	2,282
2030	2,921	516	2,405
Thereafter	12,850	1,857	10,993
Total	$31,042	$5,493	$25,549

In 2025, as part of a strategic consolidation of the Company's operations center into its main headquarters, the Company terminated its lease for the operations center, which was originally scheduled to run through 2038. As a result of the lease termination, the Company recognized a reduction of the ROU asset of $4.7 million, a reduction of the ROU liability of $4.1 million, and a credit of $0.6 million to other operating expense.

In addition, the Company leases certain properties that it owns as lessor. All of these leases are operating leases. The following represents lease income related to these leases that was recognized for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Total rental income recognized	$1,720	$2,059	$2,132

Based on the Company's leases as lessor as of December 31, 2025, estimated lease payments for the next five succeeding fiscal years and all years thereafter are as follows:

(Dollars in thousands)
Year Ending December 31,
2026	$1,320
2027	1,268
2028	858
2029	698
2030	547
Thereafter	760
Total	$5,451

16. INCOME TAXES

Components of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 are presented below. The Company does not have pretax income from continuing foreign operations or foreign tax expense.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current expense:
Federal	$29,299	$5,744	$5,538
State	6,993	112	1,404
Total current	36,292	5,856	6,942
Deferred (benefit) expense:
Federal	(12,576)	6,800	9,300
State	(2,915)	1,971	1,911
Total deferred	(15,491)	8,771	11,211
Provision for income taxes	$20,801	$14,627	$18,153

The table below provides the updated requirements of ASU 2023-09 for 2025. Income tax expense (benefit) for the periods presented differed from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 21% for the years ended December 31, 2025, 2024 and 2023, to income before income taxes) for the following reasons. The Company does not have pretax income from continuing foreign operations or foreign tax expense.

	Year Ended December 31,
	2025		2024		2023
(Dollars in thousands)	$	%	$	%	$	%
U.S. Federal statutory tax rate	$20,639	21.00%	$14,288	21.00%	$16,133	21.00%
Effect of:
State and local income taxes, net of Federal income tax effect *	3,221	3.28%	1,646	2.42%	2,619	3.41%
Tax credits:
Amortization of low-income housing tax credit partnerships, net of tax benefits	264	0.27%	880	1.29%	700	0.91%
Other tax credits	(663)	(0.67)%	(142)	(0.21)%	—	—%
Nontaxable and nondeductible items:
Tax-exempt interest income	(1,203)	(1.22)%	(868)	(1.28)%	(702)	(0.91)%
Tax-exempt income from bank-owned life insurance	(1,565)	(1.59)%	(1,370)	(2.01)%	(1,023)	(1.33)%
Other	92	0.09%	443	0.65%	293	0.38%
Other adjustments	16	—%	(250)	(0.36)%	133	0.17%
Total	$20,801	21.16%	$14,627	21.50%	$18,153	23.63%

* State taxes in Hawaii made up the majority (greater than 50 percent) of the tax effect in this category.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. Net deferred tax assets are included in other assets on the Company's consolidated balance sheets.

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets
Lease liability	$6,839	$8,530
Allowance for credit losses	12,790	12,643
Accrued expenses	3,497	2,576
Employee retirement benefits	1,785	1,765
Federal and state tax credit carryforwards	—	1,590
State net operating loss carryforwards	2,986	2,890
Deferred compensation	4,836	4,207
Premises and equipment	4,173	4,460
Other	3,359	1,667
Total deferred tax assets	40,265	40,328

Deferred tax liabilities
Right-of-use lease asset	6,644	8,210
Intangible assets	2,321	2,257
Available-for-sale and held-to-maturity investment securities	1,242	5,749
Unamortized loan cost	2,460	2,605
Other	607	575
Total deferred tax liabilities	13,274	19,396

Less: Deferred tax valuation allowance	3,374	3,106

Net deferred tax assets	$23,617	$17,826

Income tax payments, net of refunds, by jurisdictions is as follows for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income tax payments, net of refunds, by jurisdiction:
Federal	$20,466	$(8,712)	$7,283
Hawaii	—	(593)	—
Other	886	92	30
Total	$21,352	$(9,213)	$7,313

Federal income tax payments in the table above includes a cash payment made to a third party for the purchase of transfer tax credits of $8.4 million in 2025. Federal income tax payments in 2024 and 2023 do not include any cash payments made to third parties for the purchase of transfer tax credits.

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

As of December 31, 2025, the valuation allowance on our net DTA totaled $3.4 million, which related to our DTA from net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the state has suspended the use of NOL carryforwards for tax years 2024 through 2026. The net change in the valuation allowance was an increase of $0.3 million in 2025, compared to a decrease of $1.3 million in 2024.

Net of this valuation allowance, the Company's net DTA totaled $23.6 million as of December 31, 2025, compared to a net DTA of $17.8 million as of December 31, 2024, and is included in other assets in the Company's consolidated balance sheets.

The U.S. Federal and most of the state NOL carryforwards, except for California, have been utilized as of December 31, 2025. At December 31, 2025, the Company had NOL carryforwards for California state income tax purposes of $34.9 million, which are available to offset future taxable income. The California state NOL carryforwards will begin to expire if not utilized beginning in 2031.

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

At December 31, 2025, the Company did not have any material unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in future periods.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of December 31, 2025, the Company’s federal tax returns for 2021 and prior years, and its state tax returns for 2020 and prior years, were no longer subject to examination by the respective taxing authorities. However, tax periods that are otherwise closed may still be subject to audit to the extent that tax attributes, such as net operating losses or tax credit carryforwards, are utilized in subsequent years.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, by component:

	Year ended December 31, 2025
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Net change in fair value of investment securities:
Net unrealized gains on investment securities arising during the period	$34,764	$9,167	$25,597
Less: Reclassification adjustment for losses realized in net income	30	8	22
Less: Amortization of unrealized losses on investment securities transferred to HTM	6,762	1,784	4,978
Net change in fair value of investment securities	41,556	10,959	30,597

Net change in fair value of derivative:
Net unrealized gains arising during the period	(4,420)	(1,166)	(3,254)

SERP:
Net actuarial losses arising during the period	(256)	(67)	(189)
Other comprehensive income	$36,880	$9,726	$27,154

	Year ended December 31, 2024
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Net change in fair value of investment securities:
Net unrealized losses on investment securities arising during the period	$(8,310)	$(2,170)	$(6,140)
Less: Reclassification adjustment for losses realized in net income	9,934	2,620	7,314
Less: Amortization of unrealized losses on investment securities transferred to HTM	7,159	1,902	5,257
Net change in fair value of investment securities	8,783	2,352	6,431

Net change in fair value of derivative:
Net unrealized gains arising during the period	1,988	523	1,465

SERP:
Net actuarial gains arising during the period	379	99	280
Amortization of net actuarial losses	(2)	—	(2)
SERP	377	99	278
Other comprehensive income	$11,148	$2,974	$8,174

	Year ended December 31, 2023
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Net change in fair value of investment securities:
Net unrealized gains on investment securities arising during the period	$19,762	$5,437	$14,325
Less: Reclassification adjustment for losses realized in net income	2,074	547	1,527
Less: Amortization of unrealized losses on investment securities transferred to HTM	7,440	2,105	5,335
Net change in fair value of investment securities	29,276	8,089	21,187

Net change in fair value of derivative:
Net unrealized gains arising during the period	491	107	384

Defined benefit retirement plan and SERP:
Net actuarial losses arising during the period	(182)	(48)	(134)
Amortization of net actuarial losses	(74)	(20)	(54)
Amortization of net transition obligation	7	2	5
Defined benefit retirement plan and SERP	(249)	(66)	(183)
Other comprehensive income	$29,518	$8,130	$21,388

The following table presents the changes in each component of AOCI, net of tax, for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31, 2025
(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive (loss) income before reclassifications	25,597	(3,254)	(189)	22,154
Amounts reclassified from AOCI	5,000	—	—	5,000
Net other comprehensive income	30,597	(3,254)	(189)	27,154
Balance at end of period	$(90,894)	$3,240	$386	$(87,268)

	Year ended December 31, 2024
(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Balance at beginning of period	$(127,922)	$5,029	$297	$(122,596)

Other comprehensive (loss) income before reclassifications	(6,140)	1,465	280	(4,395)
Amounts reclassified from AOCI	12,571	—	(2)	12,569
Net other comprehensive income (loss)	6,431	1,465	278	8,174
Balance at end of period	$(121,491)	$6,494	$575	$(114,422)

	Year ended December 31, 2023
(Dollars in thousands)	Investment Securities	Derivatives	Defined Benefit Plans	AOCI
Balance at beginning of period	$(149,109)	$4,645	$480	$(143,984)

Other comprehensive income (loss) before reclassifications	14,325	384	(134)	14,575
Amounts reclassified from AOCI	6,862	—	(49)	6,813
Net other comprehensive (loss) income	21,187	384	(183)	21,388
Balance at end of period	$(127,922)	$5,029	$297	$(122,596)

The following table presents the amounts reclassified out of each component of AOCI for the years ended December 31, 2025, 2024 and 2023:

	Amount Reclassified from AOCI			Affected Line Item in the
	Year ended December 31,			Statement Where Net
Details about AOCI Components	2025	2024	2023	Income is Presented
	(Dollars in thousands)
Sale of available-for-sale investment securities:
Realized loss on sale of available-for-sale investment securities	$30	$9,934	$2,074	Net loss on sales of investment securities
Tax effect	(8)	(2,620)	(547)	Income tax benefit
Net of tax	$22	$7,314	$1,527

Amortization of unrealized losses on investment securities transferred to HTM	$6,762	$7,159	$7,440	Interest and dividends on investment securities
Tax effect	(1,784)	(1,902)	(2,105)	Income tax benefit
Net of tax	$4,978	$5,257	$5,335

Defined benefit plan items:
Amortization of net actuarial (gains) losses	$—	$(2)	$(74)	Other operating expense - other (1)
Amortization of net transition obligation	—	—	7	Other operating expense - other (1)
Total before tax	—	(2)	(67)
Tax effect	—	1	18	Income tax expense (benefit)
Net of tax	$—	$(1)	$(49)

Total reclassifications, net of tax	$5,000	$12,570	$6,813

(1)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (see Note 14 - Retirement Benefits for additional details).

18. EARNINGS PER SHARE

The table below presents the information used to compute basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income	$77,480	$53,412	$58,669

Weighted-average shares outstanding for basic earnings per share	26,931,761	27,057,329	27,027,681
Add: Dilutive effect of employee stock options and awards	113,409	99,791	52,837
Weighted-average shares outstanding for diluted earnings per share	27,045,170	27,157,120	27,080,518

Basic earnings per share	$2.88	$1.97	$2.17
Diluted earnings per share	$2.86	$1.97	$2.17

Anti-dilutive employee stock options and awards	—	58	19,030

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

In the normal course of business, the Company has contingent liabilities and other commitments, such as unused loan commitments, unused letters of credit, and items held for collections, that are not reflected in the accompanying Consolidated Financial Statements. Management does not anticipate any material losses arising from these off-balance sheet exposures. A reserve for off-balance sheet credit exposures is appropriately recorded in other liabilities on the Company's consolidated balance sheets.

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, forward foreign exchange contracts, interest rate contracts, risk participation agreements, and back-to-back swap agreements. These instruments involve varying degrees of credit, interest rate, and foreign exchange risk beyond the amounts recognized in the consolidated balance sheets. The contractual or notional amounts of these instruments represent the extent of the Company's involvement in each class of financial instrument.

Exposure to credit loss in the event of nonperformance by a counter-party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. For forward foreign exchange and interest rate contracts, the contractual amounts do not represent exposure to credit loss. The Company manages credit risk through established credit approval processes, limits, and ongoing monitoring. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Forward foreign exchange contracts represent commitments to purchase or sell foreign currencies at a future date at a specified price. These derivatives are carried at fair value with changes in fair value recorded as a component of other operating income in the consolidated statements of income. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in foreign currency exchange rates. Management reviews and approves the creditworthiness of its forward foreign exchange counter-parties. At December 31, 2025 and 2024, the Company did not have any forward foreign exchange contracts.

During the first quarter of 2022, the Company entered into a forward starting interest rate swap, with notional amount totaling $115.5 million. This transaction was designated as a fair value hedge of certain municipal debt securities. The Company pays the counterparty a fixed rate of 2.095% and receives a floating rate based on the Federal Funds effective rate. The fair value hedge became effective on March 31, 2024, and has a maturity date of March 31, 2029.

In 2025, a $1.0 million municipal debt security underlying the hedge was called, resulting in a partial termination of the interest rate swap and a reduction of the notional amount to $114.6 million as of December 31, 2025. All other terms of the interest rate swap remained unchanged.

The interest rate swap is carried on the Company’s consolidated balance sheet in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swap are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged debt securities due to changes in benchmark interest rates are recorded as an adjustment to the hedged debt securities and offset in the same interest income line item.

At December 31, 2025 and 2024, financial instruments with off-balance sheet risk were as follows:

	December 31,
(Dollars in thousands)	2025	2024
Notional amount of:
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Fixed rate	$22,413	$30,212
Variable rate	1,314,686	1,189,325
Total	$1,337,099	$1,219,537

Standby letters of credit and financial guarantees written	$2,624	$2,702

Notional amount of:
Financial instruments whose contract amounts exceed the amount of credit risk:
Back-to-back swap agreements:
Assets	$60,660	$50,202
Liabilities	(60,660)	(50,202)
Interest rate lock commitments	—	469
Forward interest rate contracts	1,095	4,909
Risk participation agreements	52,435	35,183
Interest rate swap agreements	114,580	115,545

21. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Disclosures about Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments.

Short-Term Financial Instruments

The carrying values of short-term financial instruments are considered to approximate fair values, as they are readily convertible to cash . These instruments include cash and due from financial institutions, interest-bearing deposits in other financial institutions, accrued interest receivable, the majority of FHLB advances and other short-term borrowings, and accrued interest payable.

Investment Securities

Fair values of investment securities are determined using market price quotations provided by third-party pricing services, which apply pricing models supported by current market data. Where quoted market prices are unavailable, fair values are based on comparable securities.

Loans

Fair values of loans are estimated using discounted cash flows models applied to portfolios of loans with similar financial characteristics including the type of loan, interest terms, and repayment history. Cash flows are discounted using estimated market rates that reflect credit and interest rate risks. These rates are derived from market data and borrower-specific information. The weighted-average discount rate used in the valuation of loans was 6.33% and 7.07% as of December 31, 2025 and 2024, respectively. Fair value measurements are based on the exit price notion in accordance with ASU 2016-01.

Loans Held for Sale

Fair values of loans classified as held for sale are generally based upon quoted prices for similar assets in active markets, acceptance of firm offer letters with agreed upon purchase prices, discounted cash flow models that take into account market observable assumptions, or independent appraisals of the underlying collateral securing the loans.

Loans transferred from held-for-investment to held-for-sale are reported at fair value, net of estimated selling costs on the Company's consolidated balance sheets.

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

Deposit Liabilities

For deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing demand deposits, and savings and money market accounts, fair value equals the carrying amount representing the amount payable on demand.

For time deposits, fair value is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted-average discount rate used in the valuation of time deposits was 3.81% and 4.50% as of December 31, 2025 and 2024, respectively.

Long-Term Debt

Fair values of long-term debt are estimated by discounting scheduled cash flows over the contractual borrowing period using estimated market rates for similar borrowing arrangements. The weighted-average discount rate used in the valuation of long-term debt was 6.12% and 6.68% as of December 31, 2025 and 2024, respectively.

Derivatives

Fair values of derivative financial instruments are based upon current market values, when available. If there are no relevant comparable values, fair values are based on pricing models using current assumptions for forward sale commitments, interest rate lock commitments, risk participation agreements, back-to-back swap agreements, and interest rate swaps.

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

Fair value is measured based on the price that the Company would expect to receive if an asset were sold, or the price that it would expect to pay to transfer a liability in an orderly transaction between market participants at the measurement date. The
Company prioritizes the use of observable inputs and minimizes the reliance on unobservable inputs when developing fair value estimates.

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

Fair Value Hierarchy Transfers

During the year ended December 31, 2025, the Company transferred its back-to-back swaps from Level 3 to Level 2 of the fair value hierarchy due to a change in valuation methodology. There were no other transfers of financial assets and liabilities into or out of Level 3 of the fair value hierarchy during the year ended December 31, 2025.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets:
Cash and due from financial institutions	$88,200	$88,200	$88,200	$—	$—
Interest-bearing deposits in other financial institutions	290,453	290,453	290,453	—	—
Investment securities	1,310,603	1,244,057	61,291	1,176,050	6,716
Loans held for sale	1,084	1,084	—	1,084	—
Loans	5,289,096	5,016,971	—	—	5,016,971
Mortgage servicing rights	8,672	11,301	—	—	11,301
Accrued interest receivable	23,559	23,559	651	4,075	18,833

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,891,198	1,891,198	1,891,198	—	—
Interest-bearing demand and savings and money market	3,734,629	3,734,629	3,734,629	—	—
Time	983,937	978,868	—	—	978,868
Long-term debt	76,547	73,579	—	—	73,579
Accrued interest payable	7,068	7,068	102	—	6,966

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Off-balance sheet financial instruments:
Commitments to extend credit	$1,337,099	$—	$1,063	$—	$1,063	$—
Standby letters of credit and financial guarantees written	2,624	—	39	—	39	—

Derivatives:
Forward sale commitments	1,095	(4)	(4)	—	(4)	—
Risk participation agreements	52,435	(3)	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	60,660	3,045	3,045	—	3,045	—
Liabilities	(60,660)	(3,045)	(3,045)	—	(3,045)	—
Interest rate swap agreements	114,580	4,163	4,163	—	4,163	—

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets:
Cash and due from financial institutions	$77,774	$77,774	$77,774	$—	$—
Interest-bearing deposits in other financial institutions	303,167	303,167	303,167	—	—
Investment securities	1,334,588	1,244,339	59,498	1,177,994	6,847
Loans held for sale	5,662	5,662	—	5,662	—
Loans	5,332,852	4,916,765	—	—	4,916,765
Mortgage servicing rights	8,473	12,387	—	—	12,387
Accrued interest receivable	23,378	23,378	462	4,607	18,309

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,888,937	1,888,937	1,888,937	—	—
Interest-bearing demand and savings and money market	3,667,889	3,667,889	3,667,889	—	—
Time	1,087,185	1,079,275	—	—	1,079,275
Long-term debt	156,345	153,760	—	—	153,760
Accrued interest payable	10,051	10,051	113	—	9,938

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Off-balance sheet financial instruments:
Commitments to extend credit	$1,219,537	$—	$1,167	$—	$1,167	$—
Standby letters of credit and financial guarantees written	2,702	—	41	—	41	—

Derivatives:
Interest rate lock commitments	469	(4)	(4)	—	(4)	—
Forward sale commitments	4,909	46	46	—	46	—
Risk participation agreements	35,183	—	—	—	—	—
Back-to-back swap agreements:
Assets	50,202	3,840	3,840	—	—	3,840
Liabilities	(50,202)	(3,840)	(3,840)	—	—	(3,840)
Interest rate swap agreements	115,545	8,382	8,382	—	8,382	—

The following tables present the fair value of assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$117,041	$—	$110,993	$6,048
U.S. Treasury obligations and direct obligations of U.S Government agencies	100,025	61,291	38,734	—
Collateralized loan obligations	40,827		40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	407,053	—	407,053	—
Residential - Non-government agencies	15,363	—	14,695	668
Commercial - U.S. government-sponsored entities and agencies	67,903	—	67,903	—
Total investment securities	748,212	61,291	680,205	6,716

Derivatives:
Forward sale commitments	(4)	—	(4)	—
Interest rate swap agreements	4,163	—	4,163	—
Risk participation agreements	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	3,045	—	3,045	—
Liabilities	(3,045)	—	(3,045)	—
Total derivatives	4,156	—	4,156	—
Total	$752,368	$61,291	$684,361	$6,716

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale investment securities:
Debt securities:
States and political subdivisions	$116,833	$—	$110,668	$6,165
U.S. Treasury obligations and direct obligations of U.S Government agencies	81,200	59,498	21,702	—
Collateralized loan obligations	31,140		31,140	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	414,471	—	414,471	—
Residential - Non-government agencies	16,926	—	16,244	682
Commercial - U.S. government-sponsored entities and agencies	67,161	—	67,161	—
Commercial - Non-government agencies	9,927	—	9,927	—
Total investment securities	737,658	59,498	671,313	6,847

Derivatives:
Interest rate lock commitments	(4)	—	(4)	—
Forward sale commitments	46	—	46	—
Interest rate swap agreements	8,382	—	8,382	—
Back-to-back swap agreements:
Assets	3,840	—	—	3,840
Liabilities	(3,840)	—	—	(3,840)
Total derivatives	8,424	—	8,424	—
Total	$746,082	$59,498	$679,737	$6,847

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance as of December 31, 2023	$6,436	$714	$7,150
Principal payments received	(241)	(24)	(265)
Unrealized net loss included in other comprehensive loss	(30)	(8)	(38)
Balance as of December 31, 2024	6,165	682	6,847
Principal payments received	(248)	(25)	(273)
Unrealized net (loss) gain included in other comprehensive income	131	11	142
Balance as of December 31, 2025	$6,048	$668	$6,716

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2025 and 2024:

(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Weighted Average
December 31, 2025
States and Political Subdivisions	$6,048	Discounted cash flow	Discount rate	5.92%
Residential - Non-Government Agencies	668	Discounted cash flow	Discount rate	5.92%
December 31, 2024
States and Political Subdivisions	6,165	Discounted cash flow	Discount rate	6.22%
Residential - Non-Government Agencies	682	Discounted cash flow	Discount rate	6.22%

The Company estimates the fair value of Level 3 financial assets and liabilities using a discounted cash flow model that calculates the present value of estimated future principal and interest payments. Based on this methodology, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.7 million and $6.8 million as of December 31, 2025 and 2024, respectively.

Within the state and political subdivisions available-for-sale debt securities category, the Company holds two mortgage revenue bonds issued by the City and County of Honolulu with an aggregate fair value of $6.0 million and $6.2 million at December 31, 2025 and 2024, respectively. Within the residential non-government agency available-for-sale debt securities category, the Company holds two mortgage-backed bonds issued by Habitat for Humanity with an aggregate fair value of $0.7 million and $0.7 million at December 31, 2025 and 2024, respectively.

The weighted-average discount rate is the primary unobservable input used in the fair value measurement of available-for-sale debt securities. As of December 31, 2025 and 2024, the weighted-average discount rate utilized was 5.92% and 6.22%, respectively, which was derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. Significant increases (decreases) in the weighted-average discount rate could result in a significantly lower (higher) fair value measurement.

There were no financial assets or liabilities measured on a nonrecurring basis as of December 31, 2025 and 2024.

22. SEGMENT INFORMATION

The Company evaluated its operating segments in accordance with ASC 280, "Segment Reporting" and determined it has one reportable segment: banking operations.

The Company provides a comprehensive range of financial services, such as construction and real estate development lending, commercial lending, residential mortgage lending, consumer lending, trust services, retail brokerage services, and our retail branch offices. These activities are then aggregated as there is no material difference in the products and services offered based on customer type or geographic location. All activities are closely aligned with the core business of providing financial services and are subject to similar risks and rewards. No single customer accounts for more than 10% of total revenue. All operations are domestic and located in the State of Hawaii.

The Company's Executive Committee, who is the designated chief operating decision maker ("CODM"), evaluates performance and makes decisions based on consolidated financial information. The CODM does not separately evaluate distinct groups of products or services, nor are resources allocated differently based on individual product lines or geographic regions. Rather, performance is assessed on a consolidated basis, using metrics such as total revenues, profit, and risk management of the Company as a whole. Resources are allocated to support the Company's overall business plan.

Loans, investments, and deposits generate revenues in banking operations and are presented in the Company's consolidated balance sheets. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in banking operations and are presented in the Company's consolidated statements of income. Segment performance is evaluated using consolidated net income, with the majority of the Company’s net income derived from net interest income. Accordingly, management focuses primarily on net interest income, rather than gross interest income and expense amounts, when evaluating segment profitability.

The accounting policies of the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies.

23. PARENT COMPANY AND REGULATORY RESTRICTIONS

The retained earnings of the parent company, Central Pacific Financial Corp., included $250.5 million and $288.4 million of equity in undistributed losses of Central Pacific Bank as of December 31, 2025 and 2024.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. These classifications do not represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Bank was categorized as "well-capitalized" and maintained the required capital conservation buffer under the regulatory framework for prompt corrective action as of December 31, 2025 and 2024. Management is not aware of any conditions or events since those dates that would have changed the institution's capital category.

The following table presents the actual and required capital and capital ratios for the Company and the Bank, along with the minimum capital adequacy requirements applicable generally to all financial institutions as of the dates indicated.

	Actual		Minimum required for capital adequacy purposes		Minimum required to be well-capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
As of December 31, 2025
Tier 1 capital to avg. assets (leverage ratio)	$729,850	9.8%	$297,858	4.0%	N/A	N/A
Common equity tier 1 ("CET1") capital to risk-weighted assets	679,850	12.7	241,149	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets	729,850	13.6	321,531	6.0	N/A	N/A
Total capital to risk-weighted assets	794,911	14.8	428,708	8.0	N/A	N/A

As of December 31, 2024
Tier 1 capital to avg. assets (leverage ratio)	704,045	9.3	301,967	4.0	N/A	N/A
CET1 capital to risk-weighted assets	654,045	12.3	239,366	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets	704,045	13.2	319,155	6.0	N/A	N/A
Total capital to risk-weighted assets	820,796	15.4	425,540	8.0	N/A	N/A

Central Pacific Bank
As of December 31, 2025
Tier 1 capital to avg. assets (leverage ratio)	$720,980	9.7%	$297,503	4.0%	$371,879	5.0%
CET1 capital to risk-weighted assets	720,980	13.5	240,630	4.5	347,577	6.5
Tier 1 capital to risk-weighted assets	720,980	13.5	320,840	6.0	427,787	8.0
Total capital to risk-weighted assets	786,041	14.7	427,787	8.0	534,734	10.0

As of December 31, 2024
Tier 1 capital to avg. assets (leverage ratio)	731,155	9.7	301,410	4.0	376,763	5.0
CET1 capital to risk-weighted assets	731,155	13.8	238,814	4.5	344,953	6.5
Tier 1 capital to risk-weighted assets	731,155	13.8	318,419	6.0	424,558	8.0
Total capital to risk-weighted assets	792,906	14.9	424,558	8.0	530,698	10.0

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

Condensed financial statements of the parent company are as follows:

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2025	2024
Assets
Cash and due from financial institutions	$5,528	$23,021
Investment in subsidiary bank	633,711	615,441
Other assets	12,137	13,425
Total assets	$651,376	$651,887

Liabilities and Equity
Long-term debt	$51,547	$106,345
Other liabilities	7,248	7,157
Total liabilities	58,795	113,502

Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none at December 31, 2025 and 2024	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 26,374,967 and 27,065,570 shares at December 31, 2025 and 2024, respectively	381,158	404,494
Additional paid-in capital	107,308	105,054
Retained earnings	191,383	143,259
Accumulated other comprehensive loss	(87,268)	(114,422)
Total equity	592,581	538,385

Total liabilities and equity	$651,376	$651,887

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends from subsidiary bank	$94,359	$38,183	$42,540
Interest income:
Interest income from subsidiary bank	3	3	3
Other income	118	224	122
Total income	94,480	38,410	42,665

Expense:
Interest expense on long-term debt	5,883	6,883	6,762
Other expenses	4,878	10,221	3,250
Total expenses	10,761	17,104	10,012

Income before income taxes and equity in undistributed income of subsidiaries	83,719	21,306	32,653
Income tax benefit	(2,645)	(4,440)	(2,620)
Income before equity in undistributed income of subsidiaries	86,364	25,746	35,273

Equity in undistributed income of subsidiary bank	(8,884)	27,666	23,396
Net income	$77,480	$53,412	$58,669

CENTRAL PACIFIC FINANCIAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$77,480	$53,412	$58,669
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	372	155	32
Equity in undistributed income of subsidiary bank	8,884	(27,666)	(23,396)
Share-based compensation expense	2,254	2,072	1,636
Net change in other assets and liabilities	595	1,897	(1,543)
Net cash provided by operating activities	89,585	29,870	35,398

Cash flows from investing activities:
Distributions from unconsolidated entities	864	—	495
Contributions to unconsolidated entities	(250)	180	—
Net cash provided by investing activities	614	180	495

Cash flows from financing activities:
Repayments of long-term debt	(55,000)	—	—
Repurchases of common stock	(23,336)	(945)	(2,632)
Cash dividends paid on common stock	(29,356)	(28,143)	(28,117)
Net cash used in financing activities	(107,692)	(29,088)	(30,749)

Net increase (decrease) in cash and cash equivalents	(17,493)	962	5,144

Cash and cash equivalents at beginning of year	23,021	22,059	16,915
Cash and cash equivalents at end of year	$5,528	$23,021	$22,059

24. SUBSEQUENT EVENTS

In January 2026, the Board of Directors authorized the repurchase of up to $55.0 million of its common stock from time to time in the open market or in privately negotiated transactions, pursuant to a newly authorized share repurchase program. The share repurchase program replaced and superseded in its entirety the 2025 Repurchase Plan.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective.

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing herein under the heading "Report of Independent Registered Public Accounting Firm."

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2025 in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders ("2026 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

The following table provides information as of December 31, 2025 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2) (3)	(b) Weighted- average exercise price of outstanding options, warrants and rights (4)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plan(s) approved by security holders (1)	289,154	$—	818,271
Equity compensation plan(s) not approved by security holders	—	—	—
Total	289,154	—	818,271

(1) This plan is the Company’s 2023 Stock Compensation Plan ("2023 Plan").
(2) Represents an aggregate of 289,154 restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") under the 2023 Plan.
(3) Represents shares available for issuance under the 2023 Plan. Assumes shares issued upon vesting of PSUs vest at 100% of target number of units. Actual number of shares issued on vesting of PSUs could be between zero to 200% of the target number of units.

(4) Represents the weighted average exercise price of outstanding stock options; excludes RSUs and PSUs. No stock options were outstanding at December 31, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2026 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following Consolidated Financial Statements are included in Item 8 of this report:

(a) 2.     All schedules required by this Item 15(a) 2 are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or the notes thereto.

(b)                    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant, as Amended and Restated Through July 24, 2025 (2)

4.1	Description of Securities of the Registrant Registered Pursuant to Section 12 of the Exchange Act (*)

4.2	Form of Registrant's Common Stock Certificate (3)

4.3	Other long‑term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10.1	The Registrant's 2023 Annual Executive Incentive Plan (†) (4)

10.2	The Registrant’s Directors’ Deferred Compensation Plan (†) (5)

10.3	The Registrant’s 2013 Stock Compensation Plan (†) (6)

10.4	Form of Stock Option Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (7)

10.5	Form of Restricted Stock Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (8)

10.6	Form of Restricted Stock Unit Agreement for the Registrant's 2013 Stock Compensation Plan (†) (9)

10.7	Form of Stock Appreciation Rights Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (10)

10.8	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2013 Stock Compensation Plan (†) (11)

10.9	The Registrant’s 2023 Stock Compensation Plan (†) (12)

10.10	Form of Stock Option Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (13)

10.11	Form of Key Employee Restricted Stock Unit Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (14)

10.12	Form of Notice of Restricted Stock Unit Grant for the Registrant's 2023 Stock Compensation Plan (†) (15)

10.13	Form of Key Employee Performance-Based Restricted Stock Unit Grant Agreement for the Registrant's 2023 Stock Compensation Plan (†) (16)

10.14	Form of Notice of Performance-Based Restricted Stock Unit Award Grant for the Registrant's 2023 Stock Compensation Plan (†) (17)

10.15	2026 Notice of Performance-Based Restricted Stock Unit Award Grant Under the Company's 2023 Stock Compensation Plan (†) (*)

10.16	2026 Key Employee Restricted Stock Unit Grant Agreement Under the Registrant's 2023 Stock Compensation Plan (†) (*)

10.17	2026 Key Employee Performance-Based Restricted Stock Unit Grant Agreement Under the Registrant's 2023 Stock Compensation Plan (†) (*)

14.1	The Registrant's Code of Conduct & Ethics (18)

14.2	The Registrant's Code of Conduct & Ethics for Senior Financial Officers (19)

19.1	Insider Trading Policies and Procedures (20)

21	Subsidiaries of the Registrant (*)

23.1	Consent of Independent Registered Public Accounting Firm (Crowe) (*)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

97.1	Compensation Recovery Policy (21)

Exhibit Number	Description

101.INS	XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101 attachments)

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Denotes management contract or compensation plan or arrangement.

All of the references to Form 8-K, Form 10-K, Form 10-Q, and Form DEF 14A identified in the exhibit index have Securities and Exchange Commission file number 001-31567.

Upon request of the Securities and Exchange Commission, we will furnish any agreements relating to our long-term debt not otherwise contained herein.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on August 5, 2025.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2025.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.
(5)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.
(6)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.
(7)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(8)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(9)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(10)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(11)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.
(12)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(13)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(14)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(15)	Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(16)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(17)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.
(18)	Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
(19)	Incorporated herein by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
(20)	Incorporated herein by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025.
(21)	Incorporated herein by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2024.

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

Dated:	February 27, 2026
CENTRAL PACIFIC FINANCIAL CORP.
(Registrant)

/s/ Arnold D. Martines
Arnold D. Martines
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold D. Martines	Chairman, President and Chief Executive Officer	February 27, 2026
Arnold D. Martines	(Principal Executive Officer)

/s/ Dayna N. Matsumoto	Executive Vice President and Chief Financial Officer	February 27, 2026
Dayna N. Matsumoto	(Principal Financial and Accounting Officer)

/s/ Earl E. Fry	Director	February 27, 2026
Earl E. Fry

/s/ Jason R. Fujimoto	Director	February 27, 2026
Jason R. Fujimoto

/s/ Jonathan B. Kindred	Director	February 27, 2026
Jonathan B. Kindred

/s/ Paul J. Kosasa	Director	February 27, 2026
Paul J. Kosasa

/s/ Christopher T. Lutes	Director	February 27, 2026
Christopher T. Lutes

/s/ Robert K.W.H. Nobriga	Director	February 27, 2026
Robert K.W.H. Nobriga

/s/ Saedene K. Ota	Director	February 27, 2026
Saedene K. Ota

/s/ Diane S.L. Paloma	Director	February 27, 2026
Diane S.L. Paloma

/s/ Crystal K. Rose	Director	February 27, 2026
Crystal K. Rose