Form 10-Q
period 2026-03-31
CENTRAL PACIFIC FINANCIAL CORP
filed 2026-04-29
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of registrant's common stock, no par value, on April 14, 2026 was 26,101,229 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and due from financial institutions	$88,880	$88,200
Interest-bearing deposits in other financial institutions	317,716	290,453
Investment securities:
Debt securities available-for-sale, at fair value	779,156	748,212
Debt securities held-to-maturity, at amortized cost; fair value of: $486,018 as of March 31, 2026 and $495,845 as of December 31, 2025	554,548	562,391
Total investment securities	1,333,704	1,310,603
Loans held for sale	2,536	1,084
Loans	5,320,349	5,289,096
Allowance for credit losses	(59,933)	(59,621)
Loans, net of allowance for credit losses	5,260,416	5,229,475
Premises and equipment, net	99,942	100,620
Accrued interest receivable	24,320	23,559
Investment in unconsolidated entities	59,548	61,349
Mortgage servicing rights, net	8,520	8,672
Bank-owned life insurance	181,298	180,717
Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Des Moines ("FHLB") stock	24,682	25,836
Right-of-use lease assets	24,320	24,822
Other assets	69,481	63,851
Total assets	$7,495,363	$7,409,241
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,897,593	$1,891,198
Interest-bearing demand	1,428,323	1,388,107
Savings and money market	2,378,834	2,346,522
Time	994,604	983,937
Total deposits	6,699,354	6,609,764
Long-term debt	76,547	76,547
Lease liabilities	25,073	25,549
Accrued interest payable	6,433	7,068
Other liabilities	94,077	97,732
Total liabilities	6,901,484	6,816,660
Contingent liabilities and other commitments (see Note 18)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of March 31, 2026 and December 31, 2025	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 26,115,229 as of March 31, 2026 and 26,374,967 as of December 31, 2025	370,633	381,158
Additional paid-in capital	106,501	107,308
Retained earnings	204,494	191,383
Accumulated other comprehensive loss	(87,749)	(87,268)
Total equity	593,879	592,581
Total liabilities and equity	$7,495,363	$7,409,241

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Interest and dividend income:
Loans, including fees	$64,323	$64,119
Taxable investment securities	9,210	9,801
Tax-exempt investment securities	682	708
Deposits in other financial institutions	2,500	2,254
Dividend income on FRB and FHLB stock	381	324
Total interest income	77,096	77,206
Interest expense:
Deposits:
Demand	522	452
Savings and money market	7,502	8,862
Time	6,665	8,107
Long-term debt	1,049	2,086
Total interest expense	15,738	19,507
Net interest income	61,358	57,699
Provision for credit losses	2,353	4,172
Net interest income after provision for credit losses	59,005	53,527
Other operating income:
Mortgage banking income	649	597
Service charges on deposit accounts	2,299	2,147
Other service charges and fees	5,789	5,766
Income from fiduciary activities	1,423	1,624
Income from bank-owned life insurance	399	497
Other	1,015	465
Total other operating income	11,574	11,096
Other operating expense:
Salaries and employee benefits	23,085	21,819
Net occupancy	4,322	4,392
Computer software	5,045	4,714
Legal and professional services	2,384	2,798
Equipment	807	1,082
Advertising	997	887
Communication	823	1,033
Other	6,203	5,347
Total other operating expense	43,666	42,072
Income before income taxes	26,913	22,551
Income tax expense	6,188	4,791
Net income	$20,725	$17,760
Per common share data:
Basic earnings per share	$0.79	$0.66
Diluted earnings per share	$0.78	$0.65
Basic weighted average shares outstanding	26,277,749	27,087,154
Diluted weighted average shares outstanding	26,414,880	27,213,406

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$20,725	$17,760
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(1,918)	11,255
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,143	1,143
Net change in fair value of derivatives	293	(1,541)
Supplemental Executive Retirement Plan	1	—
Total other comprehensive (loss) income, net of tax	(481)	10,857
Comprehensive income	$20,244	$28,617

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2025	26,374,967	$—	$381,158	$107,308	$191,383	$(87,268)	$592,581
Net income	—	—	—	—	20,725	—	20,725
Other comprehensive loss	—	—	—	—	—	(481)	(481)
Cash dividends paid ($0.29 per share)	—	—	—	—	(7,614)	—	(7,614)
Common stock repurchases under share repurchase program	(321,396)	—	(10,525)	—	—	—	(10,525)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(40,301)	—	—	(1,386)	—	—	(1,386)
Share-based compensation	101,959	—	—	579	—	—	579
Balance at March 31, 2026	26,115,229	$—	$370,633	$106,501	$204,494	$(87,749)	$593,879

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	17,760	—	17,760
Other comprehensive income	—	—	—	—	—	10,857	10,857
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,327)	—	(7,327)
Common stock repurchases under share repurchase program	(77,316)	—	(2,094)	—	—	—	(2,094)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(25,978)	—	—	(771)	—	—	(771)
Share-based compensation	99,313	—	—	566	—	—	566
Balance at March 31, 2025	27,061,589	$—	$402,400	$104,849	$153,692	$(103,565)	$557,376

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$20,725	$17,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,353	4,172
Depreciation and amortization of premises and equipment	1,728	1,741
Non-cash lease expense	—	28
Cash flows from operating leases	(1,232)	(1,280)
Amortization of mortgage servicing rights	265	192
Net accretion of discount on investment securities	(330)	(324)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(1,386)	(771)
Share-based compensation	579	566
Net gain on sales of residential mortgage loans	(205)	(187)
Proceeds from sales of loans held for sale	8,448	14,454
Originations of loans held for sale	(9,808)	(11,393)
Equity in the earnings of unconsolidated entities	(13)	(2)
Distributions from unconsolidated entities	30	—
Net increase in cash surrender value of bank-owned life insurance	(399)	(497)
Deferred income tax (benefit) expense	(2,974)	5,330
Net tax expense from share-based compensation	—	69
Net change in other assets and liabilities	548	(9,418)
Net cash provided by operating activities	18,329	20,440
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(48,862)	(40,823)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	15,800	13,902
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	9,188	8,606
Loan (originations) payments, net	(17,872)	26,860
Purchases of loan portfolios	(15,795)	(31,440)
Purchases of bank-owned life insurance	(182)	(133)
Purchases of premises, equipment and land	(1,066)	(889)
Contributions to unconsolidated entities	(4,202)	(950)
Net redemption (purchases) of FRB and FHLB stock	1,154	(17,234)
Net cash used in investing activities	(61,837)	(42,101)
Cash flows from financing activities:
Net increase (decrease) in deposits	89,590	(47,963)
Repayments of long-term debt	—	(25,000)
Cash dividends paid on common stock	(7,614)	(7,327)
Repurchases of common stock and other related costs	(10,525)	(2,094)
Net cash provided by (used in) financing activities	71,451	(82,384)
Net increase (decrease) in cash and cash equivalents	27,943	(104,045)
Cash and cash equivalents at beginning of period	378,653	380,941
Cash and cash equivalents at end of period	$406,596	$276,896

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$15,103	$20,801
Income taxes paid, net	1,817	—
Supplemental disclosure of non-cash information:
Lease liabilities arising from obtaining right-of-use lease assets	499	—
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	1,530	1,552

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

These interim condensed consolidated financial statements and notes should be read in conjunction with the Company's consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation have been made and include all normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

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

The ACL on loans is measured on a collective basis when similar risk characteristics exist. The Company segments its portfolio generally by the loan classes in the Federal Financial Institutions Examination Council ("FFIEC") Call Report. The following is a description and associated risk characteristics of each loan segment:

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

Small Business Administration Paycheck Protection Program ("SBA PPP") loans, which are included in the commercial and industrial loan segment, are guaranteed by the SBA and may be forgivable in whole or in part in accordance with the requirements of the PPP. As a result, we anticipated zero losses on these loans and accordingly applied a Zero Loss methodology from the third quarter of 2023 through the first quarter of 2025. During the second quarter of 2025, the Company updated its ACL model to measure expected credit losses on SBA PPP loans consistent with other commercial and industrial loans using the DCF methodology. The impact of this update was immaterial.

Construction loans

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability as construction loans pose higher credit risks than typical secured loans. The predominant risk characteristics of this segment are the financial strength of the borrower, project completion risk (the risk that the project will not be completed on time and within budget), and geographic location.

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

During the second quarter of 2025, the Company updated its ACL model to combine revolving and non-revolving consumer loans under the Discounted Cash Flow ("DCF") methodology due to immateriality of the revolving loan portfolio. The impact of this update was immaterial.

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

The Company utilizes the DCF methodology for all segments, except for purchased consumer loans, as management believes the DCF methodology provides better alignment with the Current Expected Credit Losses ("CECL") standard by incorporating more granular assumptions and forward-looking forecasts.

The DCF analysis is performed using an industry-leading software platform and leverages historical data. The Company uses the Moody's baseline forecast, which includes a one-year economic forecast period, followed by a one-year, straight-line reversion to the historical averages of the macroeconomic variables used. During the second quarter of 2025, the Company updated its forecast models to incorporate post-COVID-19 pandemic data, while continuing to exclude periods impacted by the COVID-19 pandemic period due to abnormal and volatile behavior.

For purchased consumer loans, the Company applies the Remaining Life methodology, also known as the Weighted Average Remaining Maturity or ("WARM") methodology, due to the pooled nature of this portfolio.

The following is a description of the methodologies utilized to measure expected credit losses:

Discounted Cash Flow

The DCF methodology estimates CECL reserves as the difference between the amortized cost of a loan and the present value of expected future cash flows. Expected future cash flows are projected based on assumptions of Probability of Default/Loss Given Default ("PD/LGD"), prepayments and recovery rates. The expected cash flows are discounted using the loan’s effective interest rate.

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

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$140,744	$33	$(24,924)	$115,853	$—
Corporate securities	5,000	3	—	5,003	—
U.S. Treasury and other government-sponsored entities and agencies	98,869	550	(1,308)	98,111	—
Collateralized loan obligations	74,824	—	(586)	74,238	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	439,703	2,200	(38,256)	403,647	—
Residential - Non-government agencies	15,621	117	(700)	15,038	—
Commercial - U.S. government-sponsored entities and agencies	78,351	332	(11,417)	67,266	—
Total available-for-sale investment securities	$853,112	$3,235	$(77,191)	$779,156	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
March 31, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,880	$—	$(7,613)	$34,267	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	512,668	112	(61,029)	451,751	—
Total held-to-maturity investment securities	$554,548	$112	$(68,642)	$486,018	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$141,163	$55	$(24,177)	$117,041	$—
U.S. Treasury and other government-sponsored entities and agencies	100,215	1,103	(1,293)	100,025	—
Collateralized loan obligations	40,960	32	(165)	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	442,221	3,032	(38,200)	407,053	—
Residential - Non-government agencies	15,935	150	(722)	15,363	—
Commercial - U.S. government-sponsored entities and agencies	79,040	415	(11,552)	67,903	—
Total available-for-sale investment securities	$819,534	$4,787	$(76,109)	$748,212	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
December 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,925	$—	$(7,226)	$34,699	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	520,466	131	(59,451)	461,146	—
Total held-to-maturity investment securities	$562,391	$131	$(66,677)	$495,845	$—

The Company did not transfer any investment securities that were classified as AFS to HTM during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded amortization of unrecognized losses on investment securities transferred from AFS to HTM in prior periods totaling $1.5 million and $1.6 million, respectively.

The Company elected to not estimate credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, accrued interest receivable on investment securities totaled $4.9 million and $4.5 million, respectively.

The amortized cost, estimated fair value and weighted average yield of the Company's AFS and HTM investment securities as of March 31, 2026, are presented below, grouped by contractual maturity. Expected maturities may differ from contractual maturities due to the issuer's option to call or prepay obligations, with or without penalties. Securities that are not due at a single maturity date, such as mortgage-backed securities and other asset-backed investments, are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
March 31, 2026
Available-for-sale:
Debt securities:
Due in one year or less	$1,174	$1,166	2.74%
Due after one year through five years	58,291	57,180	3.70
Due after five years through ten years	49,646	49,056	4.27
Due after ten years	135,502	111,565	2.67
Collateralized loan obligations	74,824	74,238	4.97
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	439,703	403,647	2.97
Residential - Non-government agencies	15,621	15,038	4.37
Commercial - U.S. government-sponsored entities and agencies	78,351	67,266	2.74
Total available-for-sale securities	$853,112	$779,156	3.26%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
March 31, 2026
Held-to-maturity:
Debt securities:
Due after ten years	$41,880	$34,267	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	512,668	451,751	1.88
Total held-to-maturity securities	$554,548	$486,018	1.90%
(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The Company did not sell any investment securities during the three months ended March 31, 2026 and 2025.

Investment securities with carrying values totaling $724.4 million and $736.7 million as of March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, borrowings from the Federal Reserve Bank and other financial obligations.

As of March 31, 2026 and December 31, 2025, the Company did not hold investment securities of any one issuer, other than the U.S. Government and its agencies, that exceeded 10% of shareholders' equity.

The following tables summarize AFS and HTM investment securities that were in a loss position as of the dates presented. The data is aggregated by major security type and the length of time the securities have been in a continuous loss position.

There were a total of 189 and 179 AFS investment securities that were in an unrealized loss position, without an ACL, as of March 31, 2026 and December 31, 2025, respectively. There were a total of 81 and 81 HTM investment securities that were in an unrecognized loss position, without an ACL, as of March 31, 2026 and December 31, 2025, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$7,295	$(72)	$102,313	$(24,852)	$109,608	$(24,924)
U.S. Treasury and other government-sponsored entities and agencies	17,272	(14)	11,402	(1,294)	28,674	(1,308)
Collateralized loan obligations	53,063	(462)	21,175	(124)	74,238	(586)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	20,864	(343)	254,436	(37,913)	275,300	(38,256)
Residential - Non-government agencies	4,545	(3)	6,783	(697)	11,328	(700)
Commercial - U.S. government-sponsored entities and agencies	—	—	48,695	(11,417)	48,695	(11,417)
Total	$103,039	$(894)	$444,804	$(76,297)	$547,843	$(77,191)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
March 31, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,267	$(7,613)	$34,267	$(7,613)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	442,476	(61,029)	442,476	(61,029)
Total	$—	$—	$476,743	$(68,642)	$476,743	$(68,642)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$2,196	$(12)	$105,922	$(24,165)	$108,118	$(24,177)
U.S. Treasury and other government-sponsored entities and agencies	20,687	(48)	11,976	(1,245)	32,663	(1,293)
Collateralized loan obligations	21,002	(99)	10,020	(66)	31,022	(165)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	261,335	(38,200)	261,335	(38,200)
Residential - Non-government agencies	—	—	6,954	(722)	6,954	(722)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,246	(11,552)	49,246	(11,552)
Total	$43,885	$(159)	$445,453	$(75,950)	$489,338	$(76,109)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,699	$(7,226)	$34,699	$(7,226)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	450,997	(59,451)	450,997	(59,451)
Total	$—	$—	$485,696	$(66,677)	$485,696	$(66,677)

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

As of March 31, 2026 and December 31, 2025, the Company does not intend to sell the AFS and HTM securities in a loss position and it is unlikely to be required to sell these securities before recovery of its amortized cost basis, which may occur at maturity. Accordingly, the Company has not recorded an ACL on these securities.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$590,810	$594,592
Construction	204,368	213,191
Residential mortgage	1,806,965	1,839,191
Home equity	582,380	600,082
Commercial mortgage	1,703,760	1,594,433
Consumer	432,066	447,607
Loans, net of deferred fees and costs	$5,320,349	$5,289,096

Interest income on loans is accrued at the contractual rate of interest based on the unpaid principal balance. The Company has elected to not measure an estimate of credit losses on accrued interest receivable, as any uncollectible accrued interest receivable are written off in a timely manner. Accrued interest receivable on loans is reported together with accrued interest receivable on investment securities and other assets in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, accrued interest receivable on loans totaled $17.7 million and $18.3 million, respectively.

The Company did not transfer any loans to the held for sale category during the three months ended March 31, 2026 and 2025 and did not sell any loans originally held for investment during the three months ended March 31, 2026 and 2025.

Purchased Loans

The following table presents loan purchase activity by class at the time of purchase for the periods presented. None of the purchased loans were classified as purchased credit deteriorated ("PCD"), and there were no loans categorized as PCD during the periods presented.

(dollars in thousands)	Three Months Ended March 31,
Purchases of U.S. Mainland Consumer - Dealer:	2026	2025
Outstanding balance	$15,472	$31,440
Premium	323	236
Purchase price	$15,795	$31,676

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

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
March 31, 2026
Residential mortgage	$10,518	$—
Home equity	2,986	—
Total	$13,504	$—

(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL
December 31, 2025
Residential mortgage	$10,572	$—
Home equity	2,608	—
Total	$13,180	$—

Foreclosure Proceedings

As of March 31, 2026 and December 31, 2025, the Company did not own any foreclosed properties. The Company did not sell any foreclosed properties during the three months ended March 31, 2026 and 2025.

The Company had $10.6 million and $10.3 million of residential mortgage and home equity loans collateralized by residential real estate properties that were in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively.

The Company did not have any commercial real estate loans in the process of foreclosure as of March 31, 2026 and December 31, 2025.

Nonaccrual and Past Due Loans

For all loan types, the delinquency status is determined based on the number of days full payments required by the contractual terms of the loan are past due. The following tables present by class, the aging of the recorded investment in past due loans as of the dates presented. The following tables also present the amortized cost of loans on nonaccrual status for which there was no related ACL as of the dates presented:

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
March 31, 2026
Commercial and industrial	$3,749	$234	$—	$490	$4,473	$586,337	$590,810	$—
Construction	—	—	—	—	—	204,368	204,368	—
Residential mortgage	7,659	661	—	10,518	18,838	1,788,127	1,806,965	10,518
Home equity	1,359	267	—	2,986	4,612	577,768	582,380	2,986
Commercial mortgage	160	640	—	—	800	1,702,960	1,703,760	—
Consumer	3,340	1,055	290	530	5,215	426,851	432,066	—
Total	$16,267	$2,857	$290	$14,524	$33,938	$5,286,411	$5,320,349	$13,504

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90+ Days Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2025
Commercial and industrial	$461	$218	$—	$591	$1,270	$593,322	$594,592	$—
Construction	—	—	—	—	—	213,191	213,191	—
Residential mortgage	6,399	2,030	664	10,572	19,665	1,819,526	1,839,191	10,572
Home equity	1,029	809	485	2,608	4,931	595,151	600,082	2,608
Commercial mortgage	—	—	—	—	—	1,594,433	1,594,433	—
Consumer	3,357	1,312	403	615	5,687	441,920	447,607	—
Total	$11,246	$4,369	$1,552	$14,386	$31,553	$5,257,543	$5,289,096	$13,180

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company executed one loan modification that consisted of a term extension for a commercial and industrial loan for the quarter ending March 31, 2026. The loan had an amortized cost basis of $1.0 million and represents 0.17% of the commercial and industrial balance as of March 31, 2026. The financial effect of the modification for the term extension was not material. The Company did not execute any concessions for principal forgiveness or rate reduction for the quarter ending March 31,

2026. The Company did not execute any material loan modifications, either individually or in the aggregate, for borrowers experiencing financial difficulty during the three months ended March 31, 2025.

When the Company determines that a modified loan, or a portion thereof, is uncollectible, the loan is written off. The amortized cost basis of the loan is reduced by the amount written off, with a corresponding reduction to the allowance for credit losses.

Credit Quality Indicators

The Company categorizes loans into risk ratings based on the evaluation of the borrower's ability to meet debt obligations such as: current financial information, historical payment experience, credit documentation, publicly available information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed regularly on an ongoing basis. For more information about the Company's credit quality indicators, refer to Note 3 - Loans and Credit Quality included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the amortized cost basis, net of deferred fees and costs, of the Company's loans by class, credit quality indicator and origination year as of the dates presented. Revolving loans converted to term as of and during the periods presented were not material to total loans. In addition, the following tables present gross charge-offs of loans by origination year during the periods presented.

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
March 31, 2026	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$24,644	$47,704	$164,147	$29,578	$54,007	$160,788	$96,951	$577,819
Special Mention	1,866	—	782	—	—	—	—	2,648
Substandard	368	1,542	1,752	3,686	1,083	1,166	746	10,343
Subtotal	26,878	49,246	166,681	33,264	55,090	161,954	97,697	590,810
Construction:
Risk Rating
Pass	119	72,405	34,156	11,234	30,823	44,150	—	192,887
Substandard	—	—	—	—	—	11,481	—	11,481
Subtotal	119	72,405	34,156	11,234	30,823	55,631	—	204,368
Residential mortgage:
Risk Rating
Pass	22,945	93,715	56,663	77,728	233,893	1,311,503	—	1,796,447
Substandard	—	—	—	242	1,599	8,677	—	10,518
Subtotal	22,945	93,715	56,663	77,970	235,492	1,320,180	—	1,806,965
Home equity:
Risk Rating
Pass	411	467	963	10,609	24,579	160,261	382,104	579,394
Substandard	—	—	—	1,189	—	1,311	486	2,986
Subtotal	411	467	963	11,798	24,579	161,572	382,590	582,380
Commercial mortgage:
Risk Rating
Pass	141,440	198,962	142,220	91,972	203,057	866,181	—	1,643,832
Special Mention	—	—	2,037	—	—	469	—	2,506
Substandard	—	—	35,571	2,186	5,883	13,782	—	57,422
Subtotal	141,440	198,962	179,828	94,158	208,940	880,432	—	1,703,760
Consumer:
Risk Rating
Pass	12,770	121,355	54,131	73,636	51,994	85,412	31,948	431,246
Substandard	—	70	119	66	129	436	—	820
Subtotal	12,770	121,425	54,250	73,702	52,123	85,848	31,948	432,066
Total	$204,563	$536,220	$492,541	$302,126	$607,047	$2,665,617	$512,235	$5,320,349

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial	$—	$47	$143	$83	$33	$750	$1,056
Consumer	—	192	271	179	1,022	637	2,301
Gross charge-offs	$—	$239	$414	$262	$1,055	$1,387	$3,357

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$63,780	$166,412	$34,598	$56,913	$47,935	$115,991	$103,393	$589,022
Special Mention	—	660	1,869	—	—	—	—	2,529
Substandard	—	1,056	805	—	103	480	597	3,041
Subtotal	63,780	168,128	37,272	56,913	48,038	116,471	103,990	594,592
Construction:
Risk Rating
Pass	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Subtotal	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Residential mortgage:
Risk Rating
Pass	95,400	72,780	79,382	237,379	556,527	786,487	—	1,827,955
Substandard	—	—	246	2,263	405	8,322	—	11,236
Subtotal	95,400	72,780	79,628	239,642	556,932	794,809	—	1,839,191
Home equity:
Risk Rating
Pass	416	988	10,944	25,112	15,989	31,915	511,625	596,989
Substandard	—	—	1,185	—	—	1,423	485	3,093
Subtotal	416	988	12,129	25,112	15,989	33,338	512,110	600,082
Commercial mortgage:
Risk Rating
Pass	204,072	146,975	92,107	204,149	210,061	681,060	5,771	1,544,195
Special Mention	—	—	593	—	—	471	—	1,064
Substandard	—	32,987	2,200	5,978	2,194	5,815	—	49,174
Subtotal	204,072	179,962	94,900	210,127	212,255	687,346	5,771	1,594,433
Consumer:
Risk Rating
Pass	81,799	85,641	54,227	97,994	71,458	17,527	37,944	446,590
Substandard	95	101	81	109	148	483	—	1,017
Subtotal	81,894	85,742	54,308	98,103	71,606	18,010	37,944	447,607
Total	$503,449	$531,733	$302,328	$678,867	$922,561	$1,690,343	$659,815	$5,289,096

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Three Months Ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$—	$34	$93	$147	$82	$224	$580
Consumer	—	212	192	1,605	633	335	2,977
Gross charge-offs	$—	$246	$285	$1,752	$715	$559	$3,557

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by segment, the activities in the ACL on loans during the periods presented:

(dollars in thousands)
Three Months Ended March 31, 2026	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,982	$3,815	$14,219	$1,242	$19,544	$12,819	$59,621
Provision (credit) for credit losses on loans	519	10	(16)	162	499	1,550	2,724
Gross charge-offs	(1,056)	—	—	—	—	(2,301)	(3,357)
Gross recoveries	175	2	8	6	—	754	945
Net (charge-offs) recoveries	(881)	2	8	6	—	(1,547)	(2,412)
Ending balance	$7,620	$3,827	$14,211	$1,410	$20,043	$12,822	$59,933

(dollars in thousands)
Three Months Ended March 31, 2025	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	719	(34)	659	(530)	641	2,450	3,905
Gross charge-offs	(580)	—	—	—	—	(2,977)	(3,557)
Gross recoveries	171	—	10	3	—	755	939
Net (charge-offs) recoveries	(409)	—	10	3	—	(2,222)	(2,618)
Ending balance	$7,423	$2,282	$15,936	$1,808	$19,523	$13,497	$60,469

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Beginning balance	$5,442	$2,570
(Credit) provision for off-balance sheet credit exposures	(371)	267
Ending balance	$5,071	$2,837

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Investments in low income housing tax credit partnerships	$56,712	$58,496
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	103	120
Other	1,186	1,186
Total	$59,548	$61,349

As of March 31, 2026 and December 31, 2025, the Company's total commitments to fund low-income housing tax credit ("LIHTC") partnerships were $80.0 million and $80.0 million, respectively.

Unfunded commitments related to LIHTC partnerships totaled $21.7 million and $25.9 million as of March 31, 2026 and December 31, 2025, respectively. These amounts were included in other liabilities in the Company's consolidated balance sheets.

The Company accounts for its investments in LIHTC partnerships using the proportional amortization method, and these investments are reported in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for unfunded commitments related to LIHTC and other partnership investments as of March 31, 2026. The table includes expected funding for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2026 (remainder)	$8,113	$553	$8,666
2027	2,667	—	2,667
2028	5,482	—	5,482
2029	4,921	—	4,921
2030	141	—	141
2031	46	—	46
Thereafter	349	—	349
Total unfunded commitments	$21,719	$553	$22,272

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,784	$1,534
Tax credits recognized in income tax expense	2,086	1,794

The Company has a commitment of $2.0 million to the JAM FINTOP Banktech Fund, L.P. ("JAM FINTOP"). The Company does not have the ability to exercise significant influence over the JAM FINTOP, and the investment does not have a readily determinable fair value. Accordingly, the Company determined that the cost method of accounting for the investment was appropriate.

In 2025, the Company received a distribution of proceeds from the sale of one of JAM FINTOP's portfolio companies of $0.9 million. The proceeds were treated as a return on capital and applied against the cost basis of the investment in JAM FINTOP.

The Company's unfunded commitment related to the JAM FINTOP investment was $0.6 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor:

(dollars in thousands)	March 31, 2026	December 31, 2025
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$731,689	$741,186
Federal Home Loan Mortgage Corporation	418,685	429,933
Federal Home Loan Bank	295	303
Total loans serviced for others	$1,150,669	$1,171,422

The following tables present changes in mortgage servicing rights for the periods presented:

(dollars in thousands)
Balance at December 31, 2025	$8,672
Additions	113
Amortization	(265)
Balance at March 31, 2026	$8,520

Balance at December 31, 2024	$8,473
Additions	137
Amortization	(192)
Balance at March 31, 2025	$8,418

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

Fair value measurements and related assumptions are reviewed periodically and validated against market data and third-party valuations.

The following table presents the fair market value and key assumptions used in determining the fair market value of MSR as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Fair market value, beginning of period	$11,301	$12,387
Fair market value, end of period	11,642	11,301
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	10.9	12.3

The Company performs an impairment assessment of its MSR whenever events or changes in circumstance indicate that the carrying value of the MSR may not be recoverable. The Company noted no impairment or triggering events related to its MSR as of March 31, 2026.

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

The Company had no interest rate lock commitments outstanding as of March 31, 2026 and December 31, 2025.

The Company had $2.2 million and $1.1 million of forward sale commitments outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

The Company had RPAs with total notional amounts of $52.2 million and $52.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, the Company had entered into swap agreements with borrowers totaling $64.2 million in notional amount, compared to $60.7 million as of December 31, 2025. These agreements were offset by back-to-back swap agreements with third-party financial institutions for the same notional amounts. The Company received $8.1 million and $6.6 million in counter-party cash collateral related to the back-to-back swap agreements as of March 31, 2026 and December 31, 2025, respectively.

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

The Company uses the long-haul method to assess hedge effectiveness, which is a statistical regression analysis that consists of historical observations of prior period periodic changes in fair value of both the hedge and the hedged item. The assessment is based on the Federal Funds benchmark interest rate component of the hedged item only with changes in credit unhedged. The assessment is performed on a quarterly basis. As of March 31, 2026, the hedge was determined to be highly effective, and the Company expects the hedge to remain effective for the duration of the swap.

During the three months ended March 31, 2026 and 2025, the Company recorded $0.4 million and $0.7 million, respectively, in interest income on taxable investment securities related to the swap.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate lock and forward sale commitments	Other assets / other liabilities	$25	$—	$—	$4
Risk participation agreements	Other assets / other liabilities	—	—	4	3
Back-to-back swap agreements	Other assets / other liabilities	2,951	3,045	2,951	3,045

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate swap	Other assets / other liabilities	$4,536	$4,163	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2026
Interest rate lock and forward sale commitments	Mortgage banking income	$29
Loans held for sale	Other income	3
Risk participation agreements	Other service charges and fees	(1)
Back-to-back swap agreements	Other service charges and fees	68

Three Months Ended March 31, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	(42)
Loans held for sale	Other income	75
Back-to-back swap agreements	Other service charges and fees	176

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended March 31, 2026
Interest rate swap	Interest income	$418

Three Months Ended March 31, 2025
Interest rate swap	Interest income	718

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	March 31, 2026	December 31, 2025
Investment securities, available-for-sale:
Carrying amount of the hedged assets	$91,728	$92,517
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets	(4,785)	(4,385)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the Company's long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines (the "FHLB") and junior subordinated debentures as of the dates presented. These borrowing agreements may include customary financial covenants, with which the Company was in compliance as of March 31, 2026.

(dollars in thousands)	March 31, 2026	December 31, 2025
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$25,000
Junior subordinated debentures	51,547	51,547
Total	$76,547	$76,547

At March 31, 2026, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(dollars in thousands)
Year Ending December 31,
2026 (remainder)	$—
2027	—
2028	25,000
2029	—
2030	—
2031	—
Thereafter	51,547
Total	$76,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines. As of March 31, 2026, the Bank maintained a $1.82 billion line of credit, compared to $1.80 billion as of December 31, 2025. The undrawn amount under this arrangement was $1.70 billion as of March 31, 2026, compared to $1.68 billion as of December 31, 2025. There were no short-term borrowings outstanding under this arrangement as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, there was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02%.

The FHLB also provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment under a standby letter of credit, the amount is converted to an advance. As of March 31, 2026, standby letters of credit under this arrangement totaled $95.6 million, compared to $95.6 million as of December 31, 2025. These letters of credit reduce the available borrowing capacity under the total line of credit, similar to outstanding advances.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the Bank pledged certain real estate loans with a carrying value of approximately $2.80 billion and $2.76 billion as of March 31, 2026 and December 31, 2025, respectively, as collateral for the FHLB advances and standby letters of credit.

The Bank also had access to the Federal Reserve Discount Window, with additional unused borrowing capacity of $204.4 million and $206.4 million as of March 31, 2026 and December 31, 2025, respectively. Certain commercial and commercial real estate loans with a par value totaling $97.6 million and $98.9 million as of March 31, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve as collateral on the line of credit. In addition, investment securities with a par value of $169.1 million and $172.0 million as of March 31, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these assets.

Additionally, the Bank had unused unsecured credit lines with other lenders totaling $75.0 million that was available as of March 31, 2026 and December 31, 2025.

Junior Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	March 31, 2026	December 31, 2025	Interest Rate
Trust IV	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
Trust V	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

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

9. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. As of March 31, 2026 and December 31, 2025, the Bank had Statutory Retained Earnings of $237.2 million and $234.7 million, respectively.

Dividends are payable at the discretion of the Board of Directors and may be restricted by federal and Hawaii state laws, regulatory guidance from the FRB, and covenants set forth in various agreements we are a party to, including covenants set forth in our junior subordinated debentures. There is no assurance that dividends will continue at the current rate, or at all.

The Company repurchases shares of its common stock when it believes such repurchases are in the best interests of the Company.

In January 2025, the Company’s Board of Directors authorized a share repurchase plan (the "2025 Repurchase Plan"), permitting the repurchase up to $30.0 million of the Company's common stock in open market or privately negotiated transactions. The 2025 Repurchase Plan replaced and superseded in its entirety the share repurchase plan previously approved by the Company's Board of Directors, which had $19.1 million in remaining repurchase authority.

In the year ended December 31, 2025, a total of 788,261 shares of common stock, at a cost of $23.3 million, were repurchased under the Company's share repurchase program.

In January 2026, the Company's Board of Directors authorized a share repurchase plan (the "2026 Repurchase Plan"), permitting the repurchase of up to $55.0 million of the Company's common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The 2026 Repurchase Plan replaced and superseded in its entirety the 2025 Repurchase Plan previously approved by the Company’s Board of Directors, which had $6.7 million in remaining repurchase authority.

During the three months ended March 31, 2026, the Company repurchased 321,396 shares of common stock at an aggregate cost of $10.5 million under the 2026 Repurchase Plan. As of March 31, 2026, $44.5 million remained available for repurchase under the 2026 Repurchase Plan. There can be no assurance that share repurchases will continue at the current rate or at all.

The Company accounts for share repurchases under the cost method, recording the total cost of repurchased shares as a reduction of common stock until their future disposition is determined. These shares are held as authorized but unissued and may be reissued from time to time on such terms, prices, and conditions as determined by the Board of Directors.

In connection with the Company's recapitalization in 2011, the total number of authorized shares of common stock was increased to 185,000,000. From the completion of the Company’s 2011 recapitalization through March 31, 2026 and December 31, 2025, the Company has repurchased an aggregate of 17,843,902 and 17,522,506 shares, respectively.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table presents the Company's other operating income, segregated by revenue streams that are in-scope and out-of-scope of ASC 606, "Revenue from Contracts with Customers" for the periods presented. For more information about the Company's revenue-generating activities, refer to Note 12 - Revenue From Contracts with Customers included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$224	$425	$649	$242	$355	$597
Service charges on deposit accounts	2,299	—	2,299	2,147	—	2,147
Other service charges and fees	5,240	549	5,789	5,147	619	5,766
Income from fiduciary activities	1,423	—	1,423	1,624	—	1,624
Income from bank-owned life insurance	—	399	399	—	497	497
Other	733	282	1,015	—	465	465
Total other operating income	$9,919	$1,655	$11,574	$9,160	$1,936	$11,096

11. SHARE-BASED COMPENSATION

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

Compensation expense is generally measured based on the fair value of the Company's stock on the grant date, and is recognized over the applicable vesting period.

The following table presents the activities of RSUs and PSUs for the three months ended March 31, 2026:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	289,154	$24.27
Changes during the period:
Granted	116,577	30.34
Forfeited	(22,518)	23.72
Vested	(101,959)	22.97	$3,505
Non-vested RSUs and PSUs, end of period	281,254	27.31

The following table presents the activities of RSUs and PSUs for the three months ended March 31, 2025:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	284,151	$22.48
Changes during the period:
Granted	105,751	30.17
Forfeited	(1,763)	35.19
Vested	(98,787)	25.84	$2,933
Non-vested RSUs and PSUs, end of period	289,352	24.07

12. SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

The Bank has a Supplemental Executive Retirement Plan ("SERP") which provides supplemental retirement benefits to former officers of the Company. The SERP holds no plan assets other than employer contributions that are paid as benefits during the year.

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. As of March 31, 2026, the projected benefit obligation was $8.9 million, compared to $8.9 million as of December 31, 2025. The Company expects to pay approximately $0.6 million in benefit payments under the SERP in the next 12 months.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Interest cost	$107	$114
Amortization of net actuarial gain	1	—
Net periodic benefit cost	$108	$114

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Lease cost:
Operating lease cost	$1,260	$1,307
Variable lease cost	294	619
Total lease cost	$1,554	$1,926

Other information:
Operating cash flows from operating leases	$(1,232)	$(1,280)
Weighted-average remaining lease term - operating leases	9.04 years	10.13 years
Weighted-average discount rate - operating leases	4.16%	4.08%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of March 31, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Expense	Lease Liabilities
Year Ending December 31,
2026 (remainder)	$3,771	$730	$3,041
2027	4,257	843	3,414
2028	3,432	722	2,710
2029	3,016	619	2,397
2030	3,036	519	2,517
2031	2,683	420	2,263
Thereafter	10,166	1,435	8,731
Total	$30,361	$5,288	$25,073

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

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Total rental income recognized	$366	$468

The following table presents estimated lease payments, based on the Company's leases as lessor as of March 31, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2026 (remainder)	$1,074
2027	1,363
2028	936
2029	753
2030	607
2031	515
Thereafter	672
Total	$5,920

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2026
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(2,634)	$(716)	$(1,918)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,530	387	1,143
Net change in fair value of investment securities	(1,104)	(329)	(775)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	400	107	293
Net change in fair value of derivatives	400	107	293

SERP:
Net actuarial losses arising during the period*	—	—	—
Amortization of net actuarial gain	1	—	1
SERP	1	—	1

Other comprehensive loss	$(703)	$(222)	$(481)

*Not meaningful

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$15,287	$4,032	$11,255
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,552	409	1,143
Net change in fair value of investment securities	16,839	4,441	12,398

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(2,093)	(552)	(1,541)
Net change in fair value of derivatives	(2,093)	(552)	(1,541)

SERP:
Net actuarial losses arising during the period*	—	—	—
Amortization of net actuarial gain*	—	—	—
SERP	—	—	—

Other comprehensive income	$14,746	$3,889	$10,857

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2026
Balance at beginning of period	$(90,894)	$3,240	$386	$(87,268)

Other comprehensive (loss) income before reclassifications	(1,918)	293	—	(1,625)
Reclassification adjustments from AOCI	1,143	—	1	1,144
Total other comprehensive (loss) income	(775)	293	1	(481)

Balance at end of period	$(91,669)	$3,533	$387	$(87,749)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended March 31, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	11,255	(1,541)	—	9,714
Reclassification adjustments from AOCI	1,143	—	—	1,143
Total other comprehensive income (loss)	12,398	(1,541)	—	10,857

Balance at end of period	$(109,093)	$4,953	$575	$(103,565)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended March 31,
Details about AOCI Components	2026	2025
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,530	$1,552	Interest and dividends on investment securities
Tax effect	(387)	(409)	Income tax benefit
Net of tax	1,143	1,143

SERP:
Amortization of net actuarial gain	1	—	Other operating expense - other
Tax effect	—	—	Income tax expense
Net of tax	1	—

Total reclassification adjustments from AOCI for the period, net of tax	$1,144	$1,143

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Net income	$20,725	$17,760

Weighted-average shares outstanding for basic earnings per share	26,277,749	27,087,154
Add: Dilutive effect of employee stock options and awards	137,131	126,252
Weighted-average shares outstanding for diluted earnings per share	26,414,880	27,213,406

Basic earnings per share	$0.79	$0.66
Diluted earnings per share	$0.78	$0.65

Anti-dilutive employee stock options and awards	1,140	2,415

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

Loans

Fair values of loans are estimated using discounted cash flows models applied to portfolios of loans with similar financial characteristics including the type of loan, interest terms, and repayment history. Cash flows are discounted using estimated market rates that reflect credit and interest rate risks. These rates are derived from market data and borrower-specific information. The weighted average discount rate used in the valuation of loans was 6.51% as of March 31, 2026, and 6.33% as of December 31, 2025. Fair value measurements are based on the exit price notion, in accordance with ASU 2016-01.

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

For time deposits, fair value is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 3.87% as of March 31, 2026 and 3.81% as of December 31, 2025.

Long-Term Debt

Fair values of long-term debt are estimated by discounting scheduled cash flows over the contractual borrowing period using estimated market rates for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.02% as of March 31, 2026 and 6.12% as of December 31, 2025.

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

(dollars in thousands)			Fair Value Measurement Using
March 31, 2026	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$88,880	$88,880	$88,880	$—	$—
Interest-bearing deposits in other financial institutions	317,716	317,716	317,716	—	—
Investment securities	1,333,704	1,265,173	60,700	1,197,881	6,592
Loans held for sale	2,536	2,536	—	2,536	—
Loans	5,320,349	5,050,521	—	—	5,050,521
Mortgage servicing rights	8,520	11,642	—	—	11,642
Accrued interest receivable	24,320	24,320	1,187	4,436	18,697

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,897,593	1,897,593	1,897,593	—	—
Interest-bearing demand and savings and money market	3,807,157	3,807,157	3,807,157	—	—
Time	994,604	989,159	—	—	989,159
Long-term debt	76,547	74,607	—	—	74,607
Accrued interest payable	6,433	6,433	96	—	6,337

(dollars in thousands)				Fair Value Measurement Using
March 31, 2026	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,356,240	$—	$1,196	$—	$1,196	$—
Standby letters of credit and financial guarantees written	2,665	—	40	—	40	—

Derivatives:
Forward sale commitments	2,239	25	25	—	25	—
Risk participation agreements	52,212	(4)	(4)	—	(4)	—
Back-to-back swap agreements:
Assets	64,222	2,951	2,951	—	2,951	—
Liabilities	(64,222)	(2,951)	(2,951)	—	(2,951)	—
Interest rate swap agreements	114,580	4,536	4,536	—	4,536	—

(dollars in thousands)			Fair Value Measurement Using
December 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$88,200	$88,200	$88,200	$—	$—
Interest-bearing deposits in other financial institutions	290,453	290,453	290,453	—	—
Investment securities	1,310,603	1,244,057	61,291	1,176,050	6,716
Loans held for sale	1,084	1,084	—	1,084	—
Loans	5,289,096	5,016,971	—	—	5,016,971
Mortgage servicing rights	8,672	11,301	—	—	11,301
Accrued interest receivable	23,559	23,559	651	4,075	18,833

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,891,198	1,891,198	1,891,198	—	—
Interest-bearing demand and savings and money market	3,734,629	3,734,629	3,734,629	—	—
Time	983,937	978,868	—	—	978,868
Long-term debt	76,547	73,579	—	—	73,579
Accrued interest payable	7,068	7,068	102	—	6,966

(dollars in thousands)				Fair Value Measurement Using
December 31, 2025	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,337,099	$—	$1,063	$—	$1,063	$—
Standby letters of credit and financial guarantees written	2,624	—	39	—	39	—

Derivatives:
Forward sale commitments	1,095	(4)	(4)	—	(4)	—
Risk participation agreements	52,435	(3)	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	60,660	3,045	3,045	—	3,045	—
Liabilities	(60,660)	(3,045)	(3,045)	—	(3,045)	—
Interest rate swap agreements	114,580	4,163	4,163	—	4,163	—

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

Fair Value Hierarchy Transfers

During the three months ended March 31, 2026, the Company did not transfer any financial assets or liabilities to or from Level 3.

In 2025, the Company transferred its back-to-back swaps from Level 3 to Level 2 of the fair value hierarchy due to a change in valuation methodology.

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

(dollars in thousands)		Fair Value at Reporting Date Using
March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$115,853	$—	$109,925	$5,928
Corporate securities	5,003	—	5,003	—
U.S. Treasury and other government-sponsored entities and agencies	98,111	60,700	37,411	—
Collateralized loan obligations	74,238	—	74,238	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	403,647	—	403,647	—
Residential - Non-government agencies	15,038	—	14,374	664
Commercial - U.S. government-sponsored entities and agencies	67,266	—	67,266	—
Total available-for-sale investment securities	779,156	60,700	711,864	6,592

Derivatives:
Forward sale commitments	25	—	25	—
Risk participation agreements	(4)	—	(4)	—
Back-to-back swap agreements:
Assets	2,951	—	2,951	—
Liabilities	(2,951)	—	(2,951)	—
Interest rate swap agreements	4,536	—	4,536	—
Total derivatives	4,557	—	4,557	—
Total	$783,713	$60,700	$716,421	$6,592

(dollars in thousands)		Fair Value at Reporting Date Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$117,041	$—	$110,993	$6,048
U.S. Treasury and other government-sponsored entities and agencies	100,025	61,291	38,734	—
Collateralized loan obligations	40,827	—	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	407,053	—	407,053	—
Residential - Non-government agencies	15,363	—	14,695	668
Commercial - U.S. government-sponsored entities and agencies	67,903	—	67,903	—
Total available-for-sale investment securities	748,212	61,291	680,205	6,716

Derivatives:
Forward sale commitments	(4)	—	(4)	—
Risk participation agreements	(3)	—	(3)	—
Back-to-back swap agreements:				—
Assets	3,045	—	3,045	—
Liabilities	(3,045)	—	(3,045)	—
Interest rate swap agreements	4,163	—	4,163	—
Total derivatives	4,156	—	4,156	—
Total	$752,368	$61,291	$684,361	$6,716

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2025	$6,048	$668	$6,716
Principal payments received	(82)	(6)	(88)
Unrealized net gain (loss) included in other comprehensive income	(38)	2	(36)
Balance at March 31, 2026	$5,928	$664	$6,592

Balance at December 31, 2024	$6,165	$682	$6,847
Principal payments received	(51)	(6)	(57)
Unrealized net gain (loss) included in other comprehensive income	48	6	54
Balance at March 31, 2025	$6,162	$682	$6,844

The Company estimates the fair value of Level 3 financial assets and liabilities using a discounted cash flow model that calculates the present value of estimated future principal and interest payments. Based on this methodology, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.6 million as of March 31, 2026, compared to and $6.7 million as of December 31, 2025.

The weighted-average discount rate is the primary unobservable input used in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 6.06% as of March 31, 2026, 5.92% as of December 31, 2025, and 6.03% as of March 31, 2025. These discount rates were derived by incorporating a credit spread over the FHLB

Fixed-Rate Advance curve. A significant increase in the weighted-average discount rate could result in a lower fair value, while a decrease could result in a higher fair value.

There were no financial assets or liabilities measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

17. SEGMENT INFORMATION

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

The Company's Executive Committee, which is designated as the chief operating decision maker ("CODM"), evaluates performance and makes strategic decisions based on consolidated financial information. The CODM does not assess performance or allocate resources based on individual product lines or geographic regions. Instead, performance is evaluated holistically using consolidated metrics such as total revenue, net income, and risk management of the Company. Resources are allocated to support the Company's overall business strategy.

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

The accounting policies applied to the segment are consistent with those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

18. CONTINGENT LIABILITIES AND OTHER COMMITMENTS

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
•the impact of local, national, and international economies and natural disasters (such as wildfires, volcanic eruptions, hurricanes, tsunamis, storms, floods, or earthquakes) on our markets and major industries within Hawaii;
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
•the impact of legislative and regulatory developments, including the Dodd-Frank Act, changing capital and consumer protection rules, and new regulations affecting our operations and competitiveness
•the costs and effects of legal and regulatory proceedings, including actual or threatened litigation and the efforts of governmental and regulatory exams and orders, as well as the costs of ongoing or potential compliance efforts;
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

For further information with respect to factors that could cause actual results to materially differ from the expectations or projections stated in the forward-looking statements, please see the Company's publicly available Securities and Exchange Commission filings, including the Company's Form 10-K for the last fiscal year, respectively, and in particular, the discussion of "Risk Factors" set forth herein and therein. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this document. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events except as required by law.

General

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

As of March 31, 2026, Central Pacific Bank operated 27 branches and 55 ATMs across the State of Hawaii, offering full-service community banking.

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

Our foundational principles are based on continuing to be a leading bank for small businesses, and a professional and reliable resource to meet Hawaii’s housing needs. To drive growth, diversify our balance sheet, and strengthen resilience, we also focus on markets and niche segments that differentiate our Bank which includes strategic partnerships with financial institutions in Japan and Korea.

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements under "Part I, Item 1. Financial Statements." The following discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2026, including the "Risk Factors" disclosed therein.

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

Management has reviewed the development and selection of the critical accounting estimates and disclosures noted below with the Audit Committee of the Board of Directors.

Management determined the allowance for credit losses ("ACL") on loans is a critical accounting policy as of March 31, 2026 and December 31, 2025. This policy requires significant judgment and involves inherent complexity. Additional information regarding this policy is provided in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, as well as in Note 1 and the section titled "Critical Accounting Policies and Use of Estimates" within Management's Discussion and Analysis of Financial Condition and Operating Results in the Company's 2025 Annual Report on Form 10-K.

Executive Overview

For the three months ended March 31, 2026, the Company reported net income of $20.7 million, or $0.78 per diluted share, compared to net income of $17.8 million, or $0.65 per diluted share for the same period in 2025.

During the three months ended March 31, 2026, the Company recorded a provision for credit losses of $2.4 million, compared to a provision of $4.2 million during the same period in 2025. The decrease in the provision was primarily driven by a decrease in loan balances and changes in the economic forecast used in our current expected credit losses model.

Non-GAAP Financial Measures

To supplement its consolidated financial information, the Company utilizes certain non-GAAP financial measures. These measures are not intended to be considered in isolation or as a substitute for comparable GAAP results. The Company believes these non‑GAAP financial measures provide meaningful insight into its financial performance and position by excluding transactions that may be non‑recurring, non‑operational, or not indicative of ongoing results. These measures are used by management and investors to evaluate performance trends over time, support period‑to‑period comparisons, and assess historical results and future performance.

Non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies. The results for the three months ended March 31, 2026 were not materially impacted by items outside of the normal course of business.

Pre-Provision Net Revenue

The Pre-Provision Net Revenue ("PPNR") is a non-GAAP financial measure that excludes the provision for credit losses and income tax expense from net income. The Company believes PPNR is a useful tool for evaluating its ability to generate earnings from operations before accounting for credit costs. The following table presents the Company's non-GAAP PPNR for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
GAAP net income	$20,725	$17,760
Add: Income tax expense	6,188	4,791
Pre-tax income	26,913	22,551
Add: Provision for credit losses	2,353	4,172
PPNR (non-GAAP)	$29,266	$26,723

The increase in PPNR in the three months ended March 31, 2026 was primarily driven by higher net interest income of $3.7 million, compared to the same prior-year period. The higher net interest income was largely attributable to higher average yields earned on loans, combined with lower average rates paid on interest-bearing deposits.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Total other operating expense	$43,666	$42,072

Net interest income	$61,358	$57,699
Total other operating income	11,574	11,096
Total revenue	$72,932	$68,795

Efficiency ratio (non-GAAP)	59.87%	61.16%

The improvements in the efficiency ratio in the three months ended March 31, 2026, compared to the same periods in 2025, was primarily driven by higher net interest income and other operating income, which more than offset the increase in other operating expense.

Tangible Common Equity Ratio

The tangible common equity ("TCE") ratio, a non-GAAP financial measure, is calculated by dividing tangible common equity by tangible assets. The following table presents the Company's TCE ratio and adjusted TCE ratio as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025
Total equity	$593,879	$592,581
Less: Intangible assets	—	—
TCE	$593,879	$592,581

Total assets	$7,495,363	$7,409,241
Less: Intangible assets	—	—
Tangible assets	$7,495,363	$7,409,241

TCE ratio (non-GAAP)	7.92%	8.00%

Material Trends

Our operations are primarily concentrated in the State of Hawaii, making our performance highly sensitive to local economic, environmental, and industry-specific conditions — particularly those affecting real estate, tourism, and broader macroeconomic trends. A favorable business climate in Hawaii is typically characterized by expanding gross state product, low unemployment and rising personal income, while an unfavorable climate reflects the opposite.

Labor Market and Economic Indicators

The Hawaii State Department of Business, Economic Development and Tourism ("DBEDT") reported that Hawaii's seasonally adjusted unemployment rate was 2.3% in February 2026, slightly lower than 2.6% in January 2025 and well below the national seasonally adjusted unemployment rate of 4.3%. University of Hawaii Economic Research Organization ("UHERO") forecasts Hawaii's seasonally adjusted unemployment rate to remain steady at 2.2%.

UHERO's February 2026 forecast projects a gradual recovery from last year's mild recession, with growth constrained by weak international tourism offset by modest improvements in consumer spending and the local labor market. Inflation is anticipated to remain uncertain while mortgage rates will remain near 6%. Real personal income is expected to grow by about 1% annually, while real gross domestic product will expand by 1.6%. These projections contemplate greater forecast risks with uncertain trade policy, potential additional federal workforce reductions, and ongoing weakness in international tourism.

Real Estate Market

Real estate lending, particularly residential and commercial mortgage loans, is a core focus of the Company. Consequently, our performance is closely tied to the health of Hawaii's real estate market. Despite mixed results, Hawaii's housing market remained resilient in the three months ended March 31, 2026. According to the Honolulu Board of Realtors, sales of Oahu single-family homes rose 10.9%, while Oahu condominium sales fell 3.6% for the three months ended March 31, 2026, compared to the same period in 2025. The median sale price of Oahu single-family homes increased 3.4% to $1.2 million in the three months ended March 31, 2026, compared to $1.15 million in the same period in 2025. The median sale price of Oahu condominiums increased by 2.0% to $510,000 in the three months ended March 31, 2026, compared to $500,000 in the same period in 2025.

Tourism Trends

According to preliminary data from the Hawaii Tourism Authority ("HTA"), 1.66 million visitors arrived in the Hawaiian Islands during the two months ended February 28, 2026, an increase of 7.2% from 1.55 million visitors during the same period in 2025. Visitor arrivals from Japan are improving with a 6.6% increase year-over-year.

Visitor spending totaled $4.2 billion in the two months ended February 28, 2026, up 15% from $3.6 billion in the same period in 2025.

According to a February 2026 forecast report by UHERO, Hawaii's tourism sector will stabilize. Total visitor arrivals by air are expected to decline by approximately 0.6% to 9.58 million in 2026, down from 9.65 million in 2025. Visitor spending is expected to increase by approximately 0.7% to $21.3 billion in 2026, up from $21.2 billion in 2025. Stagnant tourism volume from Japan is beginning to improve, but faces headwinds with the depreciation of the yen. Tourism from international markets other than Japan face challenges with the deterioration in foreign attitudes toward U.S. domestic and foreign policy. Growth from the U.S. market is expected to bring modest gains.

The February 2026 UHERO report was published prior to the onset of the U.S. conflict with Iran. Any potential impacts from this conflict could have broad-based implications for Hawaii depending on its duration, scope, and intensity, all of which remain uncertain as the situation continues to evolve. Tourism levels may be adversely affected by higher travel costs, as energy prices have increased amid heightened geopolitical tensions in the Middle East, contributing to higher airline fares. Elevated airfare has the potential to raise the overall cost of travel to Hawaii and, if these conditions persist, could moderate growth in visitor demand.

Interest Rate Environment

Changes in monetary policy, including interest rate adjustments, can significantly influence interest income on loans and investment securities, interest expense on deposits and borrowings, loan origination and deposit growth, and the fair value of assets and liabilities, among other areas.

In September 2025, the Federal Open Market Committee ("FOMC") implemented its first rate cut of 2025, reducing the target range by 25 basis points ("bps") to 4.00% to 4.25%. This decision was driven by signs of a weakening labor market and moderated economic growth, despite inflation remaining above the Fed’s 2% target. During the fourth quarter of 2025, the FOMC cut rates twice by 25 bps to a target rate of 3.50% to 3.75% at the end of 2025. The FOMC also signaled the possibility of one more cut in 2026 as they aim to balance employment and inflation goals.

In March 2026, the FOMC decided to maintain the target range for the federal funds rate at 3.50% to 3.75% due to the uncertainty about the economic outlook and implications of the developments across the Middle East.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three months ended March 31, 2026 and 2025 is presented below. Net interest margin is calculated as annualized net interest income, adjusted to a taxable-equivalent basis using a federal statutory tax rate of 21%, expressed as a percentage of average interest-earning assets.

(dollars in thousands)	Three Months Ended March 31,
	2026			2025			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$274,885	3.69%	$2,500	$206,108	4.44%	$2,254	$68,777	(0.75)%	$246
Investment securities:
Taxable (1)	1,318,722	2.80	9,210	1,376,687	2.85	9,801	(57,965)	(0.05)	(591)
Tax-exempt (1) (2)	135,519	2.55	863	139,589	2.57	896	(4,070)	(0.02)	(33)
Total investment securities	1,454,241	2.77	10,073	1,516,276	2.82	10,697	(62,035)	(0.05)	(624)
Loans, including loans held for sale (3)	5,268,482	4.93	64,323	5,311,610	4.88	64,119	(43,128)	0.05	204
FRB and FHLB stock	25,151	6.07	381	20,494	6.32	324	4,657	(0.25)	57
Total interest earning assets	7,022,759	4.44	77,277	7,054,488	4.43	77,394	(31,729)	0.01	(117)
Noninterest-earning assets	373,325			334,295			39,030
Total assets	$7,396,084			$7,388,783			$7,301

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,407,877	0.15%	$522	$1,355,360	0.14%	$452	$52,517	0.01%	$70
Savings and money market deposits	2,371,217	1.28	7,502	2,345,445	1.53	8,862	25,772	(0.25)	(1,360)
Time deposits up to $250,000	432,745	2.18	2,331	457,473	2.51	2,832	(24,728)	(0.33)	(501)
Time deposits over $250,000	557,671	3.15	4,334	603,919	3.54	5,275	(46,248)	(0.39)	(941)
Total interest-bearing deposits	4,769,510	1.25	14,689	4,762,197	1.48	17,421	7,313	(0.23)	(2,732)
Long-term debt	76,547	5.56	1,049	152,201	5.56	2,086	(75,654)	—	(1,037)
Total interest-bearing liabilities	4,846,057	1.32	15,738	4,914,398	1.61	19,507	(68,341)	(0.29)	(3,769)
Noninterest-bearing deposits	1,822,851			1,798,903			23,948
Other liabilities	130,652			130,594			58
Total liabilities	6,799,560			6,843,895			(44,335)
Total equity	596,524			544,888			51,636
Total liabilities and equity	$7,396,084			$7,388,783			$7,301

Net interest income (taxable-equivalent)			61,539			57,887			3,652
Taxable-equivalent adjustment (2)			(181)			(188)			7
Net interest income (GAAP)			$61,358			$57,699			$3,659

Interest rate spread		3.12%			2.82%			0.30%

Net interest margin (taxable-equivalent) (4)		3.53%			3.31%			0.22%

(1) At amortized cost.
(2) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.
(4)  Annualized net interest income and expense in the NIM calculation are based on the day count interest payment conventions at the interest-earning asset or interest-bearing liability level (i.e. 30/360, actual/actual).

Net interest income (expressed on a taxable-equivalent basis) was $61.5 million for the first quarter of 2026, an increase of $3.7 million, or 6.3% from $57.9 million for the same quarter of 2025. The increase was primarily driven by higher average balances on interest-bearing deposits in other institutions and higher average yields earned on loans, combined with lower average rates paid on interest-bearing deposits and lower average balances on long-term debt due to the repayment of subordinated notes in the fourth quarter of 2025. These positive variances were partially offset by a decline in the average balance and average yields earned on investments.

Net interest margin was 3.53% for the first quarter of 2026, an increase of 22 bps from 3.31% for the same quarter in 2025. The increase in net interest margin was primarily due to increases in average yields earned on loans combined with the decrease in the average rate paid on interest-bearing deposits. These positive variances were partially offset by a decline in the average yields earned on investments.

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

	Three Months Ended March 31, 2026 Compared To March 31, 2025
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$762	$(516)	$246
Investment securities:
Taxable (1)	(422)	(169)	(591)
Tax-exempt (1) (2)	(26)	(7)	(33)
Total investment securities	(448)	(176)	(624)
Loans, including loans held for sale (3)	(494)	698	204
FRB and FHLB stock	73	(16)	57
Total interest earning assets	(107)	(10)	(117)

Interest-bearing liabilities:
Interest-bearing demand deposits	24	46	70
Savings and money market deposits	100	(1,460)	(1,360)
Time deposits up to $250,000	(152)	(349)	(501)
Time deposits over $250,000	(404)	(537)	(941)
Total interest-bearing deposits	(432)	(2,300)	(2,732)
Long-term debt	(1,037)	—	(1,037)
Total interest-bearing liabilities	(1,469)	(2,300)	(3,769)

Net interest income (taxable-equivalent)	$1,362	$2,290	$3,652

(1) At amortized cost.
(2) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating income:
Mortgage banking income	$649	$597	$52	8.7%
Service charges on deposit accounts	2,299	2,147	152	7.1
Other service charges and fees	5,789	5,766	23	0.4
Income from fiduciary activities	1,423	1,624	(201)	-12.4
Income from bank-owned life insurance	399	497	(98)	-19.7
Other:
Equity in earnings of unconsolidated entities	13	1	12	1,200.0
Income recovered on previously charged-off loans	56	36	20	55.6
Other recoveries	21	30	(9)	-30.0
Unrealized gains on loans held for sale	3	75	(72)	-96.0
Commissions on sale of checks	94	75	19	25.3
Other	828	248	580	233.9
Total other operating income	$11,574	$11,096	$478	4.3

Total other operating income for the first quarter of 2026 was $11.6 million, which increased by $0.5 million, or 4.3%, from $11.1 million in same quarter in 2025. The increase was primarily driven by income related to a debit card program contract extension consideration of $0.7 million, included in other income.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$23,085	$21,819	$1,266	5.8%
Net occupancy	4,322	4,392	(70)	-1.6
Computer software	5,045	4,714	331	7.0
Legal and professional services	2,384	2,798	(414)	-14.8
Equipment	807	1,082	(275)	-25.4
Advertising	997	887	110	12.4
Communication	823	1,033	(210)	-20.3
Other:
SERP expense	108	114	(6)	-5.3
Charitable contributions	274	146	128	87.7
FDIC insurance assessment	896	850	46	5.4
Miscellaneous loan expenses	317	298	19	6.4
ATM and debit card expenses	741	856	(115)	-13.4
Armored car expenses	428	425	3	0.7
Entertainment and promotions	568	304	264	86.8
Stationery and supplies	112	170	(58)	-34.1
Directors’ fees and expenses	311	301	10	3.3
Directors' deferred compensation plan expense	128	(267)	395	147.9
Other	2,320	2,150	170	7.9
Total other operating expense	$43,666	$42,072	$1,594	3.8

Total other operating expense for the first quarter of 2026 was $43.7 million, which increased by $1.6 million, or 3.8%, from $42.1 million for the same quarter in 2025, primarily driven by higher salaries and employee benefits of $1.3 million.

Income Taxes

The Company recorded income tax expense of $6.2 million for the first quarter of 2026, compared to $4.8 million for the same quarter in 2025. The increase in income tax expense for the three months ended March 31, 2026 compared to the same period in 2025 is primarily attributable to higher pre-tax income.

The effective tax rate ("ETR") for the first quarter of 2026 was 22.99%, compared to 21.25% for the same quarter in 2025. The increase in the ETR is primarily attributable to lower tax-exempt BOLI income compared to the same period in 2025.

The Company's net deferred tax assets ("DTAs"), net of valuation allowance, totaled $26.8 million as of March 31, 2026, compared to $23.6 million as of December 31, 2025. These amounts were included in other assets on the Company's consolidated balance sheets.

The valuation allowance on the Company's net DTA totaled $3.4 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. The valuation allowance on our net DTA relates to net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the state has suspended the use of NOL carryforwards for the tax years 2024 through 2026.

Financial Condition

Total assets were $7.50 billion as of March 31, 2026, an increase of $86.1 million, or 1.2%, from $7.41 billion as of December 31, 2025. The increase was primarily driven by increases in loans, interest-bearing deposits in other financial institutions, and investment securities.

Investment Securities

Investment securities totaled $1.33 billion as of March 31, 2026, an increase of $23.1 million, or 1.8%, from $1.31 billion as of December 31, 2025. The increase in the investment securities portfolio reflected net purchases of $48.9 million, and amortization of unrecognized losses on investment securities transferred to HTM of $1.5 million, partially offset by principal runoff and net accretion of discount totaling $24.7 million, and a $2.6 million decrease in the market valuation of the AFS portfolio.

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

The following table presents outstanding loans by class and geographic location as of the dates presented:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial:
Hawaii	$451,458	$453,619
U.S. Mainland	139,352	140,973
Total commercial and industrial	590,810	594,592
Construction:
Hawaii	128,007	153,392
U.S. Mainland	76,361	59,799
Total construction	204,368	213,191
Residential mortgage:
Hawaii	1,806,965	1,839,191
Total residential mortgage	1,806,965	1,839,191
Home equity:
Hawaii	582,380	600,082
Total home equity	582,380	600,082
Commercial mortgage:
Hawaii	1,228,095	1,202,078
U.S. Mainland	475,665	392,355
Total commercial mortgage	1,703,760	1,594,433
Consumer:
Hawaii	212,340	219,573
U.S. Mainland	219,726	228,034
Total consumer	432,066	447,607
Loans, net of deferred fees and costs:
Hawaii (1)	4,409,245	4,467,935
U.S. Mainland (2)	911,104	821,161
Total loans, net of deferred fees and costs	$5,320,349	$5,289,096

(1) Hawaii loans include Guam loans, which represent less than one percent of total Hawaii loans.
(2) For secured loans, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans, classification as U.S. Mainland is made based on the location of the borrower.

Loans, net of deferred costs, totaled $5.32 billion as of March 31, 2026, an increase of $31.3 million, or 0.6%, from $5.29 billion as of December 31, 2025. The increase was primarily driven by an increase in commercial mortgage loans of $109.3 million, partially offset by decreases in residential mortgage loans of $32.2 million, home equity loans of $17.7 million, consumer loans of $15.5 million, and construction loans of $8.8 million.

The Hawaii loan portfolio decreased by $58.7 million, or 1.3%, from December 31, 2025. The decrease was primarily due to decreases in residential mortgage loans of $32.2 million, construction loans of $25.4, and home equity loans of $17.7 million. These decreases were partially offset by an increase in commercial mortgage loans of $26.0 million.

The U.S. Mainland loan portfolio increased by $89.9 million, or 11.0%, from December 31, 2025. The increase was primarily driven by increases in commercial mortgage loans of $83.3 million and construction loans of $16.6 million, partially offset by a decrease in consumer loans of $8.3 million. During the three months ended March 31, 2026, the Company purchased $15.8 million in U.S. Mainland consumer automobile loans, which were largely offset by portfolio runoff.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at March 31, 2026. Maturities are based on contractual maturity dates and do not factor in principal amortization.

	Maturing
(dollars in thousands)	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
Commercial and industrial:
With fixed interest rates	$10,311	$154,868	$98,132	$—	$263,311	44.6%
With variable interest rates	24,377	152,431	91,126	59,565	327,499	55.4%
Total commercial and industrial	34,688	307,299	189,258	59,565	590,810	100.0%

Construction:
With fixed interest rates	1,375	29,232	21,103	—	$51,710	25.3%
With variable interest rates	57,964	63,049	29,743	1,902	152,658	74.7%
Total construction	59,339	92,281	50,846	1,902	204,368	100.0%

Residential mortgage:
With fixed interest rates	(196)	7,392	210,258	1,277,291	$1,494,745	82.7%
With variable interest rates	5	1,224	15,308	295,683	312,220	17.3%
Total residential mortgage	(191)	8,616	225,566	1,572,974	1,806,965	100.0%

Home equity:
With fixed interest rates	6,358	8,026	29,575	30,896	$74,855	12.9%
With variable interest rates	3,869	4,111	13,168	486,377	507,525	87.1%
Total home equity	10,227	12,137	42,743	517,273	582,380	100.0%

Commercial mortgage:
With fixed interest rates	33,376	362,600	368,511	—	$764,487	44.9%
With variable interest rates	221,486	469,294	248,493	—	939,273	55.1%
Total commercial mortgage	254,862	831,894	617,004	—	1,703,760	100.0%

Consumer:
With fixed interest rates	121,986	163,335	74,518	1,156	$360,995	83.6%
With variable interest rates	21,066	10,304	2,420	37,281	71,071	16.4%
Total consumer	143,052	173,639	76,938	38,437	432,066	100.0%

Loans:
With fixed interest rates	$173,210	$725,453	$802,097	$1,309,343	$3,010,103	56.6%
With variable interest rates	328,767	700,413	400,258	880,808	2,310,246	43.4%
Total loans	$501,977	$1,425,866	$1,202,355	$2,190,151	$5,320,349	100.0%

Nonperforming Assets and Accruing Loans 90+ Days Past Due

The following table presents nonperforming assets and accruing loans 90+ days past due as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Nonperforming Assets ("NPAs")
Nonaccrual loans:
Commercial and industrial	$490	$591	$(101)	(17.1)%
Residential mortgage	10,518	10,572	(54)	(0.5)
Home equity	2,986	2,608	378	14.5
Consumer	530	615	(85)	(13.8)
Total nonaccrual loans	14,524	14,386	138	1.0
Other real estate owned ("OREO")	—	—	—	N.M.
Total nonperforming assets ("NPAs")	14,524	14,386	138	1.0

Accruing loans 90+ days past due
Residential mortgage	—	664	(664)	(100.0)
Home equity	—	485	(485)	(100.0)
Consumer	290	403	(113)	(28.0)
Total accruing loans delinquent for 90 days or more	290	1,552	(1,262)	(81.3)
Total NPAs and accruing loans delinquent for 90 days or more	$14,814	$15,938	$(1,124)	(7.1)

Ratio of nonaccrual loans to total loans	0.27%	0.27%		—%
Ratio of NPAs to total assets	0.19%	0.19%		—%
Ratio of NPAs and accruing loans delinquent for 90 days or more to total loans and OREO	0.28%	0.30%		(0.02)%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2025	$14,386
Additions	2,094
Reductions:
Payments	(284)
Return to accrual status	(883)
Charge-offs, valuation adjustments and other reductions	(789)
Total reductions	(1,956)
Balance at March 31, 2026	$14,524

Nonperforming assets totaled $14.5 million, or 0.19% of total assets as of March 31, 2026, compared to $14.4 million, or 0.19% of total assets as of December 31, 2025.

Criticized loans increased by $27.6 million from December 31, 2025 to $98.7 million, or 1.9% of total loans, as of March 31, 2026 . Within criticized loans, special mention loans increased by $1.6 million to $5.2 million, or 0.1% of total loans and classified loans increased by $26.0 million to $93.6 million, or 1.8% of total loans.

The Company's ratio of classified assets and other real estate owned to Tier 1 capital plus the ACL was 11.82% as of March 31, 2026, which increased from 8.56% as of December 31, 2025.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$59,621	$59,182

Provision for credit losses on loans	2,724	3,905

Charge-offs:
Commercial and industrial	(1,056)	(580)
Consumer	(2,301)	(2,977)
Total charge-offs	(3,357)	(3,557)

Recoveries:
Commercial and industrial	175	171
Construction	2	—
Residential mortgage	8	10
Home equity	6	3
Consumer	754	755
Total recoveries	945	939
Net charge-offs	(2,412)	(2,618)
Balance at end of period	$59,933	$60,469

Average loans, net of deferred fees and costs	$5,268,482	$5,311,610
Ratio of annualized net charge-offs to average loans	0.18%	0.20%
Ratio of ACL to total loans	1.13%	1.13%
Ratio of ACL to nonaccrual loans	413%	546%

The Company's ACL on loans totaled $59.9 million as of March 31, 2026, compared to $59.6 million as of December 31, 2025 and $60.5 million as of March 31, 2025.

During the three months ended March 31, 2026, the Company recorded a provision for credit losses on loans of $2.7 million and net charge-offs of $2.4 million. During the same period in 2025, the Company recorded a provision of $3.9 million and net charge-offs of $2.6 million.

The ACL as a percentage of total loans was 1.13% as of March 31, 2026, compared to 1.13% as of December 31, 2025 and 1.13% as of March 31, 2025.

The following table presents the allocation of the ACL by loan class as of the dates indicated. The Company applies specific allocations to individually evaluated loans and general allocations to loan classes based on management's assessment of credit risk and estimated loss rates.

	March 31, 2026			December 31, 2025
(dollars in thousands)	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$7,620	12.7%	11.1%	$7,982	13.4%	11.2%
Construction	3,827	6.4	3.8	3,815	6.4	4.0
Residential mortgage	14,211	23.7	34.1	14,219	23.8	34.9
Home equity	1,410	2.4	10.9	1,242	2.1	11.3
Commercial mortgage	20,043	33.4	32.0	19,544	32.8	30.1
Consumer	12,822	21.4	8.1	12,819	21.5	8.5
Total	$59,933	100.0%	100.0%	$59,621	100.0%	100.0%

The following table presents the ratio of annualized net charge-offs (recoveries) to average loans by loan class for the periods presented:

	Three Months Ended March 31,
	2026	2025
Commercial and industrial	0.07%	0.03%
Consumer	0.11	0.17
Total	0.18%	0.20%

Deposits

The Company's deposit portfolio is well-diversified and reflects a long-standing commitment to relationship-based banking. As of March 31, 2026, approximately 53% of deposit customers have maintained accounts with the Bank for over 10 years, underscoring the stability and loyalty of the customer base.

While the Company's deposit-gathering efforts are primarily focused in Hawaii, its strategy also extends beyond local markets. Through strategic partnerships with financial institutions in Japan and Korea, the Bank continues to attract U.S. dollar deposits from international sources. These relationships support deposit growth and diversification while aligning with the Company’s prudent risk management practices.

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand deposits	$1,897,593	$1,891,198	$6,395	0.3%
Interest-bearing demand deposits	1,428,323	1,388,107	40,216	2.9
Savings and money market deposits	2,378,834	2,346,522	32,312	1.4
Time deposits up to $250,000	429,564	433,629	(4,065)	(0.9)
Core deposits	6,134,314	6,059,456	74,858	1.2
Other time deposits greater than $250,000	431,013	412,188	18,825	4.6
Government time deposits	134,027	138,120	(4,093)	(3.0)
Total time deposits greater than $250,000	565,040	550,308	14,732	2.7
Total deposits	$6,699,354	$6,609,764	$89,590	1.4

Total deposits were $6.70 billion as of March 31, 2026, an increase of $89.6 million, or 1.4%, from $6.61 billion as of December 31, 2025. The Company did not hold any wholesale, brokered, or listing service deposits as of March 31, 2026.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.13 billion as of March 31, 2026, an increase of $74.9 million, from $6.06 billion as of December 31, 2025. Core deposits represented 91.6% of total deposits as of March 31, 2026, compared to 91.7% as of December 31, 2025.

The average cost of total deposits was 90 bps in the first quarter of 2026, compared to 108 bps in the same quarter in 2025.

All deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Estimated uninsured deposits totaled $2.81 billion, or 42% of total deposits, as reported in the Company's FDIC Call Report as of March 31, 2026, compared to $2.78 billion, or 42% of total deposits as of December 31, 2025.

Fully collateralized deposits totaled approximately $310.0 million as of March 31, 2026, compared to $281.0 million as of December 31, 2025. Excluding fully collateralized deposits, estimated uninsured deposits totaled $2.50 billion, or 37% of total deposits as of March 31, 2026, compared to $2.49 billion, or 38% of total deposits as of December 31, 2025.

The following table presents the remaining maturity of time deposits in excess of the FDIC insurance limit of $250,000 as of March 31, 2026:

(dollars in thousands)	March 31, 2026
Remaining maturity:
Three months or less	$309,046
Over three through twelve months	254,367
Over one year through three years	1,110
Over three years	517
Total	$565,040

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

Common Equity

Total shareholders' equity was $593.9 million as of March 31, 2026, compared to $592.6 million as of December 31, 2025. The change in total shareholders' equity was primarily attributable to net income of $20.7 million for the three months ended March 31, 2026, partially offset by the repurchase of $10.5 million in common stock under the Company's stock repurchase program, cash dividends paid of $7.6 million, and other comprehensive loss of $0.5 million.

The ratio of total shareholders' equity to total assets was 7.92% as of March 31, 2026, compared to 8.00% as of December 31, 2025. Book value per share was $22.74 as of March 31, 2026, compared to $22.47 as of December 31, 2025.

Holding Company Capital Resources

Under the Dodd-Frank Act, CPF is required to serve as a source of financial strength to the Bank. CPF is responsible for meetings its own obligations, including payments on its junior subordinated debentures that fund trust preferred securities.

CPF relies on dividends from the Bank to meet its obligations. On a stand-alone basis, CPF had an available cash balance of $5.2 million as of March 31, 2026, compared to $5.5 million as of December 31, 2025.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $237.2 million as of March 31, 2026, compared to $234.7 million as of December 31, 2025.

Dividends are subject to the discretion of the Board of Directors and may be restricted by federal and Hawaii state laws, regulatory guidance from the FRB, and covenants set forth in various agreements the Company is a party to, including covenants set forth in our junior subordinated debentures. There can be no assurance that dividends will continue at the current rate or at all.

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

During the three months ended March 31, 2026, the Company repurchased 321,396 shares of common stock at an aggregate cost of $10.5 million under the 2026 Repurchase Plan. As of March 31, 2026, $44.5 million remained available for repurchase under the plan. There can be no assurance that share repurchases will continue at the current rate or at all.

Trust Preferred Securities

As of March 31, 2026, the Company maintained two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a combined $50.0 million in floating rate trust preferred securities. These securities, along with the underlying junior subordinated debentures and the common securities issued by the trusts, are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

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

For a further discussion of regulatory capital requirements for the Company and the Bank and the effect of forthcoming changes in required regulatory capital ratios, see the discussion in the "Business — Supervision and Regulation" section of the Company's 2025 Form 10-K.

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. As of March 31, 2026 and December 31, 2025, the leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for both the Company and the Bank exceeded the thresholds required for a "well-capitalized" designation under applicable regulations.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
March 31, 2026
Leverage capital	$731,490	9.7%	$301,086	4.0%	N/A	N/A
CET1 risk-based capital	681,490	12.6	243,292	4.5	N/A	N/A
Tier 1 risk-based capital	731,490	13.5	324,390	6.0	N/A	N/A
Total risk-based capital	796,492	14.7	432,519	8.0	N/A	N/A

December 31, 2025
Leverage capital	$729,850	9.8%	$297,858	4.0%	N/A	N/A
CET1 risk-based capital	679,850	12.7	241,149	4.5	N/A	N/A
Tier 1 risk-based capital	729,850	13.6	321,531	6.0	N/A	N/A
Total risk-based capital	794,911	14.8	428,708	8.0	N/A	N/A

Central Pacific Bank
March 31, 2026
Leverage capital	$723,391	9.6%	$300,704	4.0%	$375,880	5.0%
CET1 risk-based capital	723,391	13.4	243,036	4.5	351,051	6.5
Tier 1 risk-based capital	723,391	13.4	324,047	6.0	432,063	8.0
Total risk-based capital	788,393	14.6	432,063	8.0	540,079	10.0

December 31, 2025
Leverage capital	$720,980	9.7%	$297,503	4.0%	$371,879	5.0%
CET1 risk-based capital	720,980	13.5	240,630	4.5	347,577	6.5
Tier 1 risk-based capital	720,980	13.5	320,840	6.0	427,787	8.0
Total risk-based capital	786,041	14.7	427,787	8.0	534,734	10.0

(1) Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of March 31, 2026 and December 31, 2025, the Company and the Bank's risk-based capital exceeded the required CCB.

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

Earnings sensitivity is typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital sensitivity is typically measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off-balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company’s sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

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

	March 31, 2026		December 31, 2025
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	3.70%	6.20%	2.58%	4.33%
+200 bps	2.49%	4.21%	1.60%	2.93%
+100 bps	1.27%	2.14%	0.60%	1.49%
-100 bps	(0.61)%	(1.78)%	(0.83)%	(1.06)%
-200 bps	(1.54)%	(4.07)%	(1.54)%	(2.57)%
-300 bps	(2.76)%	(7.79)%	(2.35)%	(4.51)%

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

As of March 31, 2026, the Company had $406.6 million in cash on its balance sheet and approximately $2.58 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

Information regarding our material contractual obligations is provided in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our cash requirements from known contractual and other obligations since December 31, 2025.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

See Note 18 - Contingent Liabilities and Other Commitments to the consolidated financial statements in Part I of this Form 10-Q, incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 27, 2026, the Company's Board of Directors authorized a share repurchase plan (the "2026 Repurchase Plan"), permitting the repurchase of up to $55.0 million of the Company's common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The 2026 Repurchase Plan replaced and superseded in its entirety the share repurchase program previously approved by the Company’s Board of Directors

During the three months ended March 31, 2026, the Company repurchased 321,396 shares of common stock, at a cost of $10.5 million or $32.75 per share, under the Company's 2025 Repurchase Plan.

As of March 31, 2026, $44.5 million in share repurchase authorization remained available for repurchase under the Company's 2025 Repurchase Plan. The Company makes no assurance regarding the timing or extent of future repurchases under this program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1-31, 2026	—	$—	—	$55,000,000
February 1-28, 2026	222,892	33.92	182,591	48,824,136
March 1-31, 2026	138,805	31.33	138,805	44,474,777
Total	361,697	32.93	321,396	44,474,777

(1) During the three months ended March 31, 2026, 40,301 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined under Rule 16a-1(f)) adopted, modified or terminated any trading arrangements under Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) involving the purchase or sale of the Company's common stock.

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

CENTRAL PACIFIC FINANCIAL CORP.

Date:	April 29, 2026	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)