Form 10-Q
period 2026-06-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2026-08-06
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of registrant's common stock, no par value, on July 31, 2026 was 25,747,432 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and due from financial institutions	$96,678	$88,200
Interest-bearing deposits in other financial institutions	286,593	290,453
Investment securities:
Debt securities available-for-sale, at fair value	835,378	748,212
Debt securities held-to-maturity, at amortized cost; fair value of: $474,928 as of June 30, 2026 and $495,845 as of December 31, 2025	545,215	562,391
Total investment securities	1,380,593	1,310,603
Loans held for sale	2,364	1,084
Loans	5,308,322	5,289,096
Allowance for credit losses	(60,581)	(59,621)
Loans, net of allowance for credit losses	5,247,741	5,229,475
Premises and equipment, net	100,231	100,620
Accrued interest receivable	23,419	23,559
Investment in unconsolidated entities	57,738	61,349
Other real estate owned	924	—
Mortgage servicing rights, net	8,364	8,672
Bank-owned life insurance	185,134	180,717
Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Des Moines ("FHLB") stock	24,744	25,836
Right-of-use lease assets	23,311	24,822
Other assets	63,226	63,851
Total assets	$7,501,060	$7,409,241
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,917,502	$1,891,198
Interest-bearing demand	1,407,574	1,388,107
Savings and money market	2,376,831	2,346,522
Time	993,847	983,937
Total deposits	6,695,754	6,609,764
Long-term debt	76,547	76,547
Lease liabilities	24,063	25,549
Accrued interest payable	6,044	7,068
Other liabilities	102,321	97,732
Total liabilities	6,904,729	6,816,660
Contingent liabilities and other commitments (see Note 18)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of June 30, 2026 and December 31, 2025	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 25,806,418 as of June 30, 2026 and 26,374,967 as of December 31, 2025	359,364	381,158
Additional paid-in capital	107,534	107,308
Retained earnings	217,789	191,383
Accumulated other comprehensive loss	(88,356)	(87,268)
Total equity	596,331	592,581
Total liabilities and equity	$7,501,060	$7,409,241

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$65,553	$65,668	$129,876	$129,787
Interest and dividends on investment securities:
Taxable investment securities	9,732	9,871	18,942	19,672
Tax-exempt investment securities	684	709	1,366	1,417
Deposits in other financial institutions	2,331	1,484	4,831	3,738
Dividend income on FRB and FHLB stock	389	388	770	712
Total interest income	78,689	78,120	155,785	155,326
Interest expense:
Deposits:
Demand	757	443	1,279	895
Savings and money market	7,554	8,414	15,056	17,276
Time	6,488	7,616	13,153	15,723
Long-term debt	1,056	1,851	2,105	3,937
Total interest expense	15,855	18,324	31,593	37,831
Net interest income	62,834	59,796	124,192	117,495
Provision for credit losses	4,382	4,987	6,735	9,159
Net interest income after provision for credit losses	58,452	54,809	117,457	108,336
Other operating income:
Mortgage banking income	693	744	1,342	1,341
Service charges on deposit accounts	2,250	2,124	4,549	4,271
Other service charges and fees	6,330	5,957	12,119	11,723
Income from fiduciary activities	1,580	1,501	3,003	3,125
Income from bank-owned life insurance	2,999	2,260	3,398	2,757
Other	768	427	1,783	892
Total other operating income	14,620	13,013	26,194	24,109
Other operating expense:
Salaries and employee benefits	25,372	22,696	48,457	44,515
Net occupancy	4,299	4,253	8,621	8,645
Computer software	4,952	5,320	9,997	10,034
Legal and professional services	2,607	2,873	4,991	5,671
Equipment	822	950	1,629	2,032
Advertising	762	832	1,759	1,719
Communication	840	901	1,663	1,934
Other	6,526	6,121	12,729	11,468
Total other operating expense	46,180	43,946	89,846	86,018
Income before income taxes	26,892	23,876	53,805	46,427
Income tax expense	6,070	5,605	12,258	10,396
Net income	$20,822	$18,271	$41,547	$36,031
Per common share data:
Basic earnings per share	$0.80	$0.68	$1.59	$1.33
Diluted earnings per share	$0.80	$0.67	$1.58	$1.33
Basic weighted average shares outstanding	25,999,122	26,988,169	26,137,665	27,037,388
Diluted weighted average shares outstanding	26,109,241	27,069,677	26,261,252	27,139,969

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$20,822	$18,271	$41,547	$36,031
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(2,381)	1,728	(4,299)	12,983
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,241	1,305	2,384	2,448
Net change in fair value of derivatives	533	(1,126)	826	(2,667)
Supplemental Executive Retirement Plan	—	—	1	—
Total other comprehensive (loss) income, net of tax	(607)	1,907	(1,088)	12,764
Comprehensive income	$20,215	$20,178	$40,459	$48,795

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at March 31, 2026	26,115,229	$—	$370,633	$106,501	$204,494	$(87,749)	$593,879
Net income	—	—	—	—	20,822	—	20,822
Other comprehensive loss	—	—	—	—	—	(607)	(607)
Cash dividends paid ($0.29 per share)	—	—	—	—	(7,527)	—	(7,527)
Common stock repurchases under share repurchase program	(321,858)	—	(11,269)	—	—	—	(11,269)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(306)	—	—	(10)	—	—	(10)
Share-based compensation	13,353	—	—	1,043	—	—	1,043
Balance at June 30, 2026	25,806,418	$—	$359,364	$107,534	$217,789	$(88,356)	$596,331

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at March 31, 2025	27,061,589	$—	$402,400	$104,849	$153,692	$(103,565)	$557,376
Net income	—	—	—	—	18,271	—	18,271
Other comprehensive income	—	—	—	—	—	1,907	1,907
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,287)	—	(7,287)
Common stock repurchases under share repurchase program	(103,077)	—	(2,577)	—	—	—	(2,577)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(987)	—	—	(27)	—	—	(27)
Share-based compensation	23,911	—	—	1,211	—	—	1,211
Balance at June 30, 2025	26,981,436	$—	$399,823	$106,033	$164,676	$(101,658)	$568,874

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2025	26,374,967	$—	$381,158	$107,308	$191,383	$(87,268)	$592,581
Net income	—	—	—	—	41,547	—	41,547
Other comprehensive loss	—	—	—	—	—	(1,088)	(1,088)
Cash dividends paid ($0.58 per share)	—	—	—	—	(15,141)	—	(15,141)
Common stock repurchases under share repurchase program	(643,254)	—	(21,794)	—	—	—	(21,794)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(40,607)	—	—	(1,396)	—	—	(1,396)
Share-based compensation	115,312	—	—	1,622	—	—	1,622
Balance at June 30, 2026	25,806,418	$—	$359,364	$107,534	$217,789	$(88,356)	$596,331

(dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	36,031	—	36,031
Other comprehensive income	—	—	—	—	—	12,764	12,764
Cash dividends paid ($0.54 per share)	—	—	—	—	(14,614)	—	(14,614)
Common stock repurchases under share repurchase program	(180,393)	—	(4,671)	—	—	—	(4,671)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(26,965)	—	—	(798)	—	—	(798)
Share-based compensation	123,224	—	—	1,777	—	—	1,777
Balance at June 30, 2025	26,981,436	$—	$399,823	$106,033	$164,676	$(101,658)	$568,874

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$41,547	$36,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,735	9,159
Depreciation and amortization of premises and equipment	3,449	3,563
Loss on disposal of premises and equipment	—	10
Non-cash lease expense	25	87
Cash flows from operating leases	(2,494)	(2,559)
Amortization of mortgage servicing rights	478	397
Net accretion of discount on investment securities	(718)	(543)
Share-based compensation	1,622	1,777
Net gain on sales of residential mortgage loans	(402)	(468)
Proceeds from sales of loans held for sale	18,944	37,653
Originations of loans held for sale	(19,992)	(31,523)
Equity in the earnings of unconsolidated entities	(39)	(33)
Distributions from unconsolidated entities	82	13
Net increase in cash surrender value of bank-owned life insurance	(3,399)	(2,757)
Deferred income tax	(783)	(3,238)
Net tax expense from share-based compensation	—	137
Net change in other assets and liabilities	16,172	7,805
Net cash provided by operating activities	61,227	55,511
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(125,068)	(50,592)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	33,140	41,623
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	19,996	19,370
Loan payments, net	14,101	99,776
Purchases of loan portfolios	(39,319)	(65,463)
Purchases of bank-owned life insurance	(1,018)	(726)
Proceeds from bank-owned life insurance death benefits	—	2,060
Purchases of premises, equipment and land	(2,989)	(2,888)
Contributions to unconsolidated entities	(4,203)	(650)
Net redemption (purchases) of FRB and FHLB stock	1,092	(17,887)
Net cash (used in) provided by investing activities	(104,268)	24,623
Cash flows from financing activities:
Net increase (decrease) in deposits	85,990	(99,022)
Repayments of long-term debt	—	(25,000)
Cash dividends paid on common stock	(15,141)	(14,614)
Repurchases of common stock and other related costs	(21,794)	(4,671)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(1,396)	(798)
Net proceeds from issuance of common stock and stock option exercises	—	—
Net cash provided by (used in) financing activities	47,659	(144,105)
Net increase (decrease) in cash and cash equivalents	4,618	(63,971)
Cash and cash equivalents at beginning of period	378,653	380,941
Cash and cash equivalents at end of period	$383,271	$316,970

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$30,569	$39,127
Income taxes paid, net	3,652	2,222
Supplemental disclosure of non-cash information:
Net reclassification of loans to other real estate owned	924	—
Lease liabilities arising from obtaining right-of-use lease assets	499	1,888
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	3,217	3,325

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

Allowance for Credit Losses on Loans

The allowance for credit losses ("ACL") on loans is a valuation account deducted from the amortized cost basis of loans to present the net amount expected to be collected. The Company’s policy is to charge off loans against the ACL in the period they are deemed uncollectible. Any previously accrued but uncollected interest is reversed against current period interest income. Subsequent receipts, if any, are applied first to the remaining principal, then to the ACL on loans as recoveries, and finally to interest income.

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

The Company generally segments its portfolio by the loan classes established in the Federal Financial Institutions Examination Council ("FFIEC") Call Report, with additional sub-segments to better reflect underlying portfolio dynamics. The following is a description and associated risk characteristics of each loan segment:

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

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$140,397	$18	$(24,597)	$115,818	$—
Corporate securities	10,000	18	(42)	9,976	—
U.S. Treasury and other government-sponsored entities and agencies	96,442	170	(1,530)	95,082	—
Collateralized loan obligations	103,671	37	(204)	103,504	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	469,152	1,066	(40,264)	429,954	—
Residential - Non-government agencies	15,107	143	(786)	14,464	—
Commercial - U.S. government-sponsored entities and agencies	77,808	209	(11,437)	66,580	—
Total available-for-sale investment securities	$912,577	$1,661	$(78,860)	$835,378	$—

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
(dollars in thousands)
June 30, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,838	$—	$(6,334)	$35,504	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	503,377	51	(64,004)	439,424	—
Total held-to-maturity investment securities	$545,215	$51	$(70,338)	$474,928	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
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

The Company did not transfer any investment securities that were classified as AFS to HTM during the three and six months ended June 30, 2026 and 2025.

During the three and six months ended June 30, 2026, the Company recorded a total of $1.7 million and $3.2 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM. During the three and six months ended June 30, 2025, the Company recorded a total of $1.8 million and $3.3 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM.

The Company elected to not estimate credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, accrued interest receivable on investment securities totaled $5.2 million and $4.5 million, respectively.

The amortized cost, estimated fair value and weighted average yield of the Company's AFS and HTM investment securities as of June 30, 2026, are presented below, grouped by contractual maturity. Expected maturities may differ from contractual maturities due to the issuer's option to call or prepay obligations, with or without penalties. Securities that are not due at a single maturity date, such as mortgage-backed securities and other asset-backed investments, are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
June 30, 2026
Available-for-sale:
Debt securities:
Due in one year or less	$1,388	$1,380	2.83%
Due after one year through five years	64,561	63,016	3.72
Due after five years through ten years	48,442	47,505	4.49
Due after ten years	132,448	108,975	2.65
Collateralized loan obligations	103,671	103,504	5.07
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	469,152	429,954	3.05
Residential - Non-government agencies	15,107	14,464	4.62
Commercial - U.S. government-sponsored entities and agencies	77,808	66,580	2.75
Total available-for-sale securities	$912,577	$835,378	3.38%

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
June 30, 2026
Held-to-maturity:
Debt securities:
Due after ten years	$41,838	$35,504	2.26%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	503,377	439,424	1.86
Total held-to-maturity securities	$545,215	$474,928	1.89%
(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The Company did not sell any investment securities during the three and six months ended June 30, 2026 and 2025.

Investment securities with carrying values totaling $689.8 million and $736.7 million as of June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, borrowings from the Federal Reserve Discount Window and other financial obligations.

As of June 30, 2026 and December 31, 2025, the Company did not hold investment securities of any one issuer, other than the U.S. Government and its agencies, that exceeded 10% of shareholders' equity.

The following tables summarize AFS and HTM investment securities that were in a loss position as of the dates presented. The data is aggregated by major security type and the length of time the securities have been in a continuous loss position.

There were a total of 194 and 179 AFS investment securities that were in an unrealized loss position, without an ACL, as of June 30, 2026 and December 31, 2025, respectively. There were a total of 81 and 81 HTM investment securities that were in an unrecognized loss position, without an ACL, as of June 30, 2026 and December 31, 2025, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$7,248	$(95)	$102,373	$(24,502)	$109,621	$(24,597)
Corporate securities	4,958	(42)	—	—	4,958	(42)
U.S. Treasury and other government-sponsored entities and agencies	43,801	(200)	10,808	(1,330)	54,609	(1,530)
Collateralized loan obligations	62,689	(197)	10,005	(7)	72,694	(204)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	57,690	(505)	245,291	(39,759)	302,981	(40,264)
Residential - Non-government agencies	4,242	(67)	6,543	(719)	10,785	(786)
Commercial - U.S. government-sponsored entities and agencies	—	—	48,150	(11,437)	48,150	(11,437)
Total	$180,628	$(1,106)	$423,170	$(77,754)	$603,798	$(78,860)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
June 30, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$35,504	$(6,334)	$35,504	$(6,334)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	431,029	(64,004)	431,029	(64,004)
Total	$—	$—	$466,533	$(70,338)	$466,533	$(70,338)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$2,196	$(12)	$105,922	$(24,165)	$108,118	$(24,177)
U.S. Treasury and other government-sponsored entities and agencies	20,687	(48)	11,976	(1,245)	32,663	(1,293)
Collateralized loan obligations	21,002	(99)	10,020	(66)	31,022	(165)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	261,335	(38,200)	261,335	(38,200)
Residential - Non-government agencies	—	—	6,954	(722)	6,954	(722)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,246	(11,552)	49,246	(11,552)
Total	$43,885	$(159)	$445,453	$(75,950)	$489,338	$(76,109)

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
December 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,699	$(7,226)	$34,699	$(7,226)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	450,997	(59,451)	450,997	(59,451)
Total	$—	$—	$485,696	$(66,677)	$485,696	$(66,677)

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

As of June 30, 2026 and December 31, 2025, the Company did not intend to sell the AFS and HTM securities that were in a loss position, and it was not more likely than not that the company would be required to sell such securities before recovery of their amortized cost basis. The Company evaluated these securities for credit losses and concluded that the decline in fair value was not attributable to credit factors. Accordingly, no ACL was recorded on these securities.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$590,404	$594,592
Construction	211,007	213,191
Residential mortgage	1,815,342	1,839,191
Home equity	577,283	600,082
Commercial mortgage	1,686,361	1,594,433
Consumer	427,925	447,607
Loans, net of deferred fees and costs	$5,308,322	$5,289,096

Interest income on loans is accrued at the contractual rate of interest based on the unpaid principal balance. The Company has elected to not measure an estimate of credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on loans is reported together with accrued interest receivable on investment securities and other assets in the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $17.6 million and $18.3 million, respectively.

The Company did not transfer any loans to the held for sale category during the three and six months ended June 30, 2026 and 2025 and did not sell any loans originally held for investment during the three and six months ended June 30, 2026 and 2025.

Purchased Loans

The following table presents loan purchase activity by class at the time of purchase for the periods presented. None of the purchased loans were classified as purchased credit deteriorated ("PCD"), and there were no loans categorized as PCD during the periods presented.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Purchases of U.S. Mainland Consumer - Dealer:	2026	2025	2026	2025
Outstanding balance	$23,183	$32,787	$38,655	$64,227
Premium	341	1,000	664	1,236
Purchase price	$23,524	$33,787	$39,319	$65,463

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

	June 30, 2026		December 31, 2025
(dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL	Secured by 1-4 Family Residential Properties	Allocated ACL
Residential mortgage	$9,268	$—	$10,572	$—
Home equity	5,619	—	2,608	—
Total	$14,887	$—	$13,180	$—

Other Real Estate Owned and Foreclosure Proceedings

As of June 30, 2026, the $0.9 million balance of other real estate owned includes a residential real estate property recorded as a result of foreclosure. As of December 31, 2025, the Company did not own a foreclosed property. The Company did not sell a foreclosed property during the three and six months ended June 30, 2026 and 2025.

The Company had $8.7 million and $10.3 million of residential mortgage and home equity loans collateralized by residential real estate properties that were in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any commercial real estate loans in the process of foreclosure as of June 30, 2026 and December 31, 2025.

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

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
June 30, 2026
Commercial and industrial	$1,212	$317	$—	$192	$1,721	$588,683	$590,404	$—
Construction	—	—	—	—	—	211,007	211,007	—
Residential mortgage	45	1,983	—	9,268	11,296	1,804,046	1,815,342	9,268
Home equity	488	1,011	—	5,619	7,118	570,165	577,283	5,619
Commercial mortgage	881	383	—	—	1,264	1,685,097	1,686,361	—
Consumer	3,322	1,203	286	543	5,354	422,571	427,925	—
Total	$5,948	$4,897	$286	$15,622	$26,753	$5,281,569	$5,308,322	$14,887

(dollars in thousands)	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Loans Not Past Due	Total Loans	Nonaccrual Loans With No ACL
December 31, 2025
Commercial and industrial	$461	$218	$—	$591	$1,270	$593,322	$594,592	$—
Construction	—	—	—	—	—	213,191	213,191	—
Residential mortgage	6,399	2,030	664	10,572	19,665	1,819,526	1,839,191	10,572
Home equity	1,029	809	485	2,608	4,931	595,151	600,082	2,608
Commercial mortgage	—	—	—	—	—	1,594,433	1,594,433	—
Consumer	3,357	1,312	403	615	5,687	441,920	447,607	—
Total	$11,246	$4,369	$1,552	$14,386	$31,553	$5,257,543	$5,289,096	$13,180

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company did not execute any material loan modifications for borrowers experiencing financial difficulty, either individually or in the aggregate, during the three months ended June 30, 2026 and 2025, or during the six months ended June 30, 2025.

In the first quarter of 2026, the Company executed one loan modification for a borrower experiencing financial difficulty. The modification consisted of a term extension on a commercial and industrial loan with an amortized cost basis of $1.0 million at the time of modification. The modified loan represented 0.16% of commercial and industrial loans as of June 30, 2026. The financial effect of the modification for the term extension was not material.

The Company did not grant any concessions involving principal forgiveness or interest rate reductions during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the modified loan remained current and was performing in accordance with its modified terms. No payment defaults were recorded during the period ended June 30, 2026 related to loans modified for borrowers experiencing financial difficulty within the preceding twelve months.

When the Company determines that a modified loan, or a portion thereof, is uncollectible, the loan is charged off. The amortized cost basis of the loan is reduced by the amount charged off, with a corresponding reduction to the allowance for credit losses.

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

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$40,635	$45,706	$156,380	$27,412	$51,322	$140,025	$114,166	$575,646
Special Mention	1,773	—	1,342	—	—	—	—	3,115
Substandard	1,934	1,430	2,071	3,471	972	1,618	147	11,643
Subtotal	44,342	47,136	159,793	30,883	52,294	141,643	114,313	590,404
Construction:
Risk Rating
Pass	313	92,646	38,826	11,392	14,965	20,858	—	179,000
Substandard	—	—	—	—	—	32,007	—	32,007
Subtotal	313	92,646	38,826	11,392	14,965	52,865	—	211,007
Residential mortgage:
Risk Rating
Pass	78,222	86,858	53,832	72,787	227,931	1,286,444	—	1,806,074
Substandard	—	—	—	233	660	8,375	—	9,268
Subtotal	78,222	86,858	53,832	73,020	228,591	1,294,819	—	1,815,342
Home equity:
Risk Rating
Pass	44	447	1,323	9,183	23,960	44,192	492,515	571,664
Substandard	—	—	—	1,185	—	—	4,434	5,619
Subtotal	44	447	1,323	10,368	23,960	44,192	496,949	577,283
Commercial mortgage:
Risk Rating
Pass	171,902	195,011	124,390	91,746	202,073	839,762	—	1,624,884
Special Mention	—	—	2,018	—	—	3,955	—	5,973
Substandard	—	—	35,420	2,178	5,884	12,022	—	55,504
Subtotal	171,902	195,011	161,828	93,924	207,957	855,739	—	1,686,361
Consumer:
Risk Rating
Pass	24,328	100,288	75,356	40,552	74,114	71,962	40,495	427,095
Substandard	—	67	115	94	—	405	149	830
Subtotal	24,328	100,355	75,471	40,646	74,114	72,367	40,644	427,925
Total	$319,151	$522,453	$491,073	$260,233	$601,881	$2,461,625	$651,906	$5,308,322

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial	$—	$276	$684	$214	$114	$1,121	$2,409
Real estate:
Residential mortgage	—	—	—	9	14	—	23
Consumer	5	499	740	349	1,830	1,161	4,584
Gross charge-offs	$5	$775	$1,424	$572	$1,958	$2,282	$7,016

(dollars in thousands)	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Risk Rating
Pass	$63,780	$166,412	$34,598	$56,913	$47,935	$115,991	$103,393	$589,022
Special Mention	—	660	1,869	—	—	—	—	2,529
Substandard	—	1,056	805	—	103	480	597	3,041
Subtotal	63,780	168,128	37,272	56,913	48,038	116,471	103,990	594,592
Construction:
Risk Rating
Pass	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Subtotal	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Residential mortgage:
Risk Rating
Pass	95,400	72,780	79,382	237,379	556,527	786,487	—	1,827,955
Substandard	—	—	246	2,263	405	8,322	—	11,236
Subtotal	95,400	72,780	79,628	239,642	556,932	794,809	—	1,839,191
Home equity:
Risk Rating
Pass	416	988	10,944	25,112	15,989	31,915	511,625	596,989
Substandard	—	—	1,185	—	—	1,423	485	3,093
Subtotal	416	988	12,129	25,112	15,989	33,338	512,110	600,082
Commercial mortgage:
Risk Rating
Pass	204,072	146,975	92,107	204,149	210,061	681,060	5,771	1,544,195
Special Mention	—	—	593	—	—	471	—	1,064
Substandard	—	32,987	2,200	5,978	2,194	5,815	—	49,174
Subtotal	204,072	179,962	94,900	210,127	212,255	687,346	5,771	1,594,433
Consumer:
Risk Rating
Pass	81,799	85,641	54,227	97,994	71,458	17,527	37,944	446,590
Substandard	95	101	81	109	148	483	—	1,017
Subtotal	81,894	85,742	54,308	98,103	71,606	18,010	37,944	447,607
Total	$503,449	$531,733	$302,328	$678,867	$922,561	$1,690,343	$659,815	$5,289,096

(dollars in thousands)	Gross Charge-Offs by Year of Origination
Six Months Ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$—	$2,140	$145	$188	$140	$825	$3,438
Consumer	—	501	512	2,986	1,234	608	5,841
Gross charge-offs	$—	$2,641	$657	$3,174	$1,374	$1,433	$9,279

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by segment, the activities in the ACL on loans during the periods presented:

(dollars in thousands)
Three Months Ended June 30, 2026	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,620	$3,827	$14,211	$1,410	$20,043	$12,822	$59,933
Provision (credit) for credit losses on loans	1,700	492	(1,106)	(341)	1,310	1,249	3,304
Gross charge-offs	(1,353)	—	(23)	—	—	(2,283)	(3,659)
Gross recoveries	198	—	10	6	—	789	1,003
Net (charge-offs) recoveries	(1,155)	—	(13)	6	—	(1,494)	(2,656)
Ending balance	$8,165	$4,319	$13,092	$1,075	$21,353	$12,577	$60,581

(dollars in thousands)
Three Months Ended June 30, 2025	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,423	$2,282	$15,936	$1,808	$19,523	$13,497	$60,469
Provision (credit) for credit losses on loans	2,480	1,078	(2,065)	(768)	742	2,343	3,810
Gross charge-offs	(2,858)	—	—	—	—	(2,864)	(5,722)
Gross recoveries	195	3	7	9	—	840	1,054
Net (charge-offs) recoveries	(2,663)	3	7	9	—	(2,024)	(4,668)
Ending balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611

(dollars in thousands)
Six Months Ended June 30, 2026	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,982	$3,815	$14,219	$1,242	$19,544	$12,819	$59,621
Provision (credit) for credit losses on loans	2,219	502	(1,122)	(179)	1,809	2,799	6,028
Gross charge-offs	(2,409)	—	(23)	—	—	(4,584)	(7,016)
Gross recoveries	373	2	18	12	—	1,543	1,948
Net (charge-offs) recoveries	(2,036)	2	(5)	12	—	(3,041)	(5,068)
Ending balance	$8,165	$4,319	$13,092	$1,075	$21,353	$12,577	$60,581

(dollars in thousands)
Six Months Ended June 30, 2025	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	3,199	1,044	(1,406)	(1,298)	1,383	4,793	7,715
Gross charge-offs	(3,438)	—	—	—	—	(5,841)	(9,279)
Gross recoveries	366	3	17	12	—	1,595	1,993
Net (charge-offs) recoveries	(3,072)	3	17	12	—	(4,246)	(7,286)
Ending balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$5,071	$2,837	$5,442	$2,570
Provision for off-balance sheet credit exposures	1,078	1,177	707	1,444
Ending balance	$6,149	$4,014	$6,149	$4,014

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Investments in low income housing tax credit partnerships	$54,929	$58,496
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	76	120
Other	1,186	1,186
Total	$57,738	$61,349

As of June 30, 2026 and December 31, 2025, the Company's total commitments to fund low-income housing tax credit ("LIHTC") partnerships were $80.0 million and $80.0 million, respectively.

Unfunded commitments related to LIHTC partnerships totaled $21.7 million and $25.9 million as of June 30, 2026 and December 31, 2025, respectively. These amounts were included in other liabilities in the Company's consolidated balance sheets.

The Company accounts for its investments in LIHTC partnerships using the proportional amortization method, and these investments are reported in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for unfunded commitments related to LIHTC and other partnership investments as of June 30, 2026. The table includes expected funding for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,	LIHTC	Other	Total
2026 (remainder)	$8,113	$553	$8,666
2027	2,667	—	2,667
2028	5,482	—	5,482
2029	4,921	—	4,921
2030	141	—	141
2031	46	—	46
Thereafter	349	—	349
Total unfunded commitments	$21,719	$553	$22,272

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,784	$1,533	$3,568	$3,067
Tax credits recognized in income tax expense	2,086	1,794	4,172	3,588

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

The Company's unfunded commitment related to the JAM FINTOP investment was $0.6 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor:

(dollars in thousands)	June 30, 2026	December 31, 2025
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$720,516	$741,186
Federal Home Loan Mortgage Corporation	409,672	429,933
Federal Home Loan Bank	286	303
Total loans serviced for others	$1,130,474	$1,171,422

The following tables present changes in the carrying value and the fair market value of mortgage servicing rights for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$8,520	$8,418	$8,672	$8,473
Additions	57	223	170	360
Amortization	(213)	(205)	(478)	(397)
Ending balance	$8,364	$8,436	$8,364	$8,436

Fair market value, beginning balance	$11,642	$12,079	$11,301	$12,387
Fair market value, ending balance	$11,467	$11,897	$11,467	$11,897

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

MSRs are initially recorded at fair value at the time of loan sale based on a discounted cash flow model prepared by a third-party service provider using market-based assumptions. Thereafter, MSRs are carried at the lower of amortized cost or fair value and are evaluated for impairment at each reporting date. Key assumptions used in estimating fair value include mortgage prepayment speeds, discount rates, servicing income, and servicing costs. These assumptions are subjective and require management judgment and are updated periodically to reflect changes in market conditions, loan characteristics, and expected borrower behavior.

MSRs are classified as Level 3 assets within the fair value hierarchy because the valuation relies on significant unobservable inputs. The Company estimates fair value using discounted cash flow models that incorporate expected servicing cash flows, prepayment assumptions, and servicing costs. Changes in prepayment speeds, which are influenced by interest rates, home prices, and borrower behavior, can have a significant impact on MSR fair values. Generally, declining interest rates increase prepayment activity and reduce MSR value, while rising rates decrease prepayment activity and may increase MSR values.

Fair value estimates and underlying assumptions are reviewed periodically and, where available, compared with observable market data and third-party valuations.

The following table presents the key assumptions used in estimating the fair market value of MSRs as of the dates presented:

	June 30, 2026	December 31, 2025
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	11.2	12.3

The Company evaluates MSRs for impairment at each reporting date. Impairment exists when the carrying amount of the MSRs exceeds their estimated fair value. Any impairment is recognized through a valuation allowance, with subsequent recoveries recognized to the extent of previously recorded impairment. The Company noted no impairment related to its MSRs as of June 30, 2026.

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

The Company had no interest rate lock commitments outstanding as of June 30, 2026 and December 31, 2025.

The Company had $1.7 million and $1.1 million of forward sale commitments outstanding as of June 30, 2026 and December 31, 2025, respectively.

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

The Company had RPAs with total notional amounts of $52.0 million and $52.4 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, the Company had entered into swap agreements with borrowers totaling $63.8 million in notional amount, compared to $60.7 million as of December 31, 2025. These agreements were offset by back-to-back swap agreements with third-party financial institutions for the same notional amounts. The Company received $8.4 million and $6.6 million in counter-party cash collateral related to the back-to-back swap agreements as of June 30, 2026 and December 31, 2025, respectively.

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

The Company uses the long-haul method to assess hedge effectiveness, which is a statistical regression analysis that consists of historical observations of prior period periodic changes in fair value of both the hedge and the hedged item. The assessment is based on the Federal Funds benchmark interest rate component of the hedged item only with changes in credit unhedged. The assessment is performed on a quarterly basis. As of June 30, 2026, the hedge was determined to be highly effective, and the Company expects the hedge to remain effective for the duration of the swap.

During the three months ended June 30, 2026 and 2025, the Company recognized net interest income of $0.4 million and $0.7 million, respectively, from net periodic settlements on its interest rate swap, which is included in interest income on taxable investment securities. For the six months ended June 30, 2026 and 2025, the Company recognized net interest income of $0.8 million and $1.5 million, respectively, from the swap.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate lock and forward sale commitments	Other assets / other liabilities	$—	$—	$5	$4
Risk participation agreements	Other assets / other liabilities	—	—	—	3
Back-to-back swap agreements	Other assets / other liabilities	2,878	3,045	2,878	3,045

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(dollars in thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate swap	Other assets / other liabilities	$5,242	$4,163	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2026
Interest rate lock and forward sale commitments	Mortgage banking income	$(30)
Loans held for sale	Other income	4
Risk participation agreements	Other service charges and fees	4

Three Months Ended June 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	(1)
Loans held for sale	Other income	3

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2026
Interest rate lock and forward sale commitments	Mortgage banking income	$(1)
Loans held for sale	Other income	7
Risk participation agreements	Other service charges and fees	3
Back-to-back swap agreements	Other service charges and fees	68

Six Months Ended June 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	(43)
Loans held for sale	Other income	78
Back-to-back swap agreements	Other service charges and fees	176

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Three Months Ended June 30, 2026
Interest rate swap	Interest income	$413

Three Months Ended June 30, 2025
Interest rate swap	Interest income	749

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(dollars in thousands)
Six Months Ended June 30, 2026
Interest rate swap	Interest income	$831

Six Months Ended June 30, 2025
Interest rate swap	Interest income	1,467

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(dollars in thousands)	June 30, 2026	December 31, 2025
Investment securities, available-for-sale:
Carrying amount of the hedged assets	$92,040	$92,517
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets	(5,510)	(4,385)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the Company's long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines (the "FHLB") and junior subordinated debentures as of the dates presented. These borrowing agreements may include customary financial covenants, with which the Company was in compliance as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	December 31, 2025
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$25,000
Junior subordinated debentures	51,547	51,547
Total	$76,547	$76,547

At June 30, 2026, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(dollars in thousands)
Year Ending December 31,
2026 (remainder)	$—
2027	—
2028	25,000
2029	—
2030	—
2031	—
Thereafter	51,547
Total	$76,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines. As of June 30, 2026, the Bank maintained a $1.87 billion line of credit, compared to $1.80 billion as of December 31, 2025. The undrawn amount under this arrangement was $1.75 billion as of June 30, 2026, compared to $1.68 billion as of December 31, 2025. There were no short-term borrowings outstanding under this arrangement as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, there was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02%.

The FHLB also provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment under a standby letter of credit, the amount is converted to an advance. As of June 30, 2026, standby letters of credit under this arrangement totaled $95.6 million, compared to $95.6 million as of December 31, 2025. These letters of credit reduce the available borrowing capacity under the total line of credit, similar to outstanding advances.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the Bank pledged certain real estate loans with a carrying value of approximately $2.72 billion and $2.76 billion as of June 30, 2026 and December 31, 2025, respectively, as collateral for the FHLB advances and standby letters of credit.

The Bank also had access to the Federal Reserve Discount Window, with additional unused borrowing capacity of $201.5 million and $206.4 million as of June 30, 2026 and December 31, 2025, respectively. Certain commercial and commercial real estate loans with a par value totaling $95.4 million and $98.9 million as of June 30, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve as collateral on the line of credit. In addition, investment securities with a par value of $165.8 million and $172.0 million as of June 30, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these assets.

Additionally, the Bank had unused unsecured credit lines with other lenders totaling $75.0 million that was available as of June 30, 2026 and December 31, 2025.

Junior Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(dollars in thousands)
Name of Trust	June 30, 2026	December 31, 2025	Interest Rate
CPB Capital Trust IV ("Trust IV")	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%
CPB Statutory Trust V ("Trust V")	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%
Total	$51,547	$51,547

In September 2004, the Company established CPB Capital Trust IV ("Trust IV"), a wholly-owned statutory trust. Trust IV issued $30.0 million in floating rate trust preferred securities, bearing interest at three-month London Interbank Offered Rate ("LIBOR") plus 2.45%, with a maturity date of December 15, 2034. The principal assets of Trust IV consist of $30.9 million in the Company's junior subordinated debentures, which carry identical interest rate and maturity terms. Trust IV issued $0.9 million in common securities to the Company.

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

The Company's investments in the common securities of Trusts IV and V are recorded under investment in unconsolidated entities, while the junior subordinated debentures are reported as liabilities on the Company's consolidated balance sheets. The trusts are not consolidated in the Company's consolidated financial statements as the Company is not the primary beneficiary of these variable interest entities.

Under applicable regulatory guidelines and interpretations, the junior subordinated debentures qualify for inclusion in Tier 1 capital, subject to certain limitations.

9. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. As of June 30, 2026 and December 31, 2025, the Bank had Statutory Retained Earnings of $240.1 million and $234.7 million, respectively.

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

In the year ended December 31, 2025, a total of 788,261 shares of common stock, at a cost of $23.3 million, were repurchased under the 2025 Repurchase Plan.

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

During the six months ended June 30, 2026, the Company repurchased 643,254 shares of common stock at an aggregate cost of $21.8 million under the 2026 Repurchase Plan. As of June 30, 2026, $33.2 million remained available for repurchase under the 2026 Repurchase Plan. There can be no assurance that share repurchases will continue at the current rate or at all.

The Company accounts for share repurchases under the cost method, recording the total cost of repurchased shares as a reduction of common stock until their future disposition is determined. These shares are held as authorized but unissued and may be reissued from time to time on such terms, prices, and conditions as determined by the Board of Directors.

In connection with the Company's recapitalization in 2011, the total number of authorized shares of common stock was increased to 185,000,000. From the completion of the Company’s 2011 recapitalization through June 30, 2026 and December 31, 2025, the Company has repurchased an aggregate of 18,165,760 and 17,522,506 shares, respectively.

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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$326	$367	$693	$197	$547	$744
Service charges on deposit accounts	2,250	—	2,250	2,124	—	2,124
Other service charges and fees	5,760	570	6,330	5,311	646	5,957
Income from fiduciary activities	1,580	—	1,580	1,501	—	1,501
Income from bank-owned life insurance	—	2,999	2,999	—	2,260	2,260
Other	379	389	768	—	427	427
Total other operating income	$10,295	$4,325	$14,620	$9,133	$3,880	$13,013

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$550	$792	$1,342	$439	$902	$1,341
Service charges on deposit accounts	4,549	—	4,549	4,271	—	4,271
Other service charges and fees	11,000	1,119	12,119	10,458	1,265	11,723
Income from fiduciary activities	3,003	—	3,003	3,125	—	3,125
Income from bank-owned life insurance	—	3,398	3,398	—	2,757	2,757
Other	1,112	671	1,783	—	892	892
Total other operating income	$20,214	$5,980	$26,194	$18,293	$5,816	$24,109

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

The following table presents the activities of RSUs and PSUs for the six months ended June 30, 2026:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	289,154	$24.27
Changes during the period:
Granted	117,319	30.36
Forfeited	(35,298)	24.63
Vested	(102,907)	22.89	$3,537
Non-vested RSUs and PSUs, end of period	268,268	27.42

The following table presents the activities of RSUs and PSUs for the six months ended June 30, 2025:

(dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Non-vested RSUs and PSUs, beginning of period	284,151	$22.48
Changes during the period:
Granted	105,751	30.17
Forfeited	(1,763)	35.19
Vested	(101,865)	25.49	$3,018
Non-vested RSUs and PSUs, end of period	286,274	24.18

12. SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

The Bank has a Supplemental Executive Retirement Plan ("SERP") which provides supplemental retirement benefits to former officers of the Company. The SERP holds no plan assets other than employer contributions that are paid as benefits during the year.

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. As of June 30, 2026, the projected benefit obligation was $8.8 million, compared to $8.9 million as of December 31, 2025. The Company expects to pay approximately $0.6 million in benefit payments under the SERP in the next 12 months.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Interest cost	$107	$114	$214	$228
Amortization of net actuarial gain	—	—	1	—
Net periodic benefit cost	$107	$114	$215	$228

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost	$1,259	$1,336	$2,519	$2,643
Variable lease cost	1,132	643	1,426	1,262
Total lease cost	$2,391	$1,979	$3,945	$3,905

Other information:
Operating cash flows from operating leases	$(1,262)	$(1,279)	$(2,494)	$(2,559)
Weighted-average remaining lease term - operating leases	8.9 years	10.0 years	8.9 years	10.0 years
Weighted-average discount rate - operating leases	4.18%	4.13%	4.18%	4.13%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of June 30, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years and all years thereafter:

(dollars in thousands)	Undiscounted Cash Flows	Lease Liability Expense	Lease Liabilities
Year Ending December 31,
2026 (remainder)	$2,510	$479	$2,031
2027	4,257	843	3,414
2028	3,432	722	2,710
2029	3,016	619	2,397
2030	3,036	519	2,517
2031	2,683	420	2,263
Thereafter	10,166	1,435	8,731
Total	$29,100	$5,037	$24,063

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

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total rental income recognized	$414	$481	$780	$949

The following table presents estimated lease payments, based on the Company's leases as lessor as of June 30, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(dollars in thousands)
Year Ending December 31,
2026 (remainder)	$759
2027	1,402
2028	965
2029	806
2030	669
2031	578
Thereafter	691
Total	$5,870

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) for the periods presented:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2026
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(3,243)	$(862)	$(2,381)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,687	446	1,241
Net change in fair value of investment securities	(1,556)	(416)	(1,140)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	724	191	533
Net change in fair value of derivatives	724	191	533

Other comprehensive loss	$(832)	$(225)	$(607)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$2,347	$619	$1,728
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,773	468	1,305
Net change in fair value of investment securities	4,120	1,087	3,033

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(1,529)	(403)	(1,126)

Other comprehensive income	$2,591	$684	$1,907

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2026
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(5,877)	$(1,578)	$(4,299)
Less: Amortization of unrealized losses on investment securities transferred to HTM	3,217	833	2,384
Net change in fair value of investment securities	(2,660)	(745)	(1,915)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	1,124	298	826

SERP:
Amortization of net actuarial gain	1	—	1
SERP	1	—	1

Other comprehensive loss	$(1,535)	$(447)	$(1,088)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$17,634	$4,651	$12,983
Less: Amortization of unrealized losses on investment securities transferred to HTM	3,325	877	2,448
Net change in fair value of investment securities	20,959	5,528	15,431

Net change in fair value of derivatives:
Net unrealized losses arising during the period	$(3,622)	$(955)	$(2,667)

Other comprehensive income	$17,337	$4,573	$12,764

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2026
Balance at beginning of period	$(91,669)	$3,533	$387	$(87,749)

Other comprehensive (loss) income before reclassifications	(2,381)	533	—	(1,848)
Reclassification adjustments from AOCI	1,241	—	—	1,241
Total other comprehensive (loss) income	(1,140)	533	—	(607)

Balance at end of period	$(92,809)	$4,066	$387	$(88,356)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended June 30, 2025
Balance at beginning of period	$(109,093)	$4,953	$575	$(103,565)

Other comprehensive income (loss) before reclassifications	1,728	(1,126)	—	602
Reclassification adjustments from AOCI	1,305	—	—	1,305
Total other comprehensive income (loss)	3,033	(1,126)	—	1,907

Balance at end of period	$(106,060)	$3,827	$575	$(101,658)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2026
Balance at beginning of period	$(90,894)	$3,240	$386	$(87,268)

Other comprehensive (loss) income before reclassifications	(4,299)	826	—	(3,473)
Reclassification adjustments from AOCI	2,384	—	1	2,385
Total other comprehensive (loss) income	(1,915)	826	1	(1,088)

Balance at end of period	$(92,809)	$4,066	$387	$(88,356)

(dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Six Months Ended June 30, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	12,983	(2,667)	—	10,316
Reclassification adjustments from AOCI	2,448	—	—	2,448
Total other comprehensive income (loss)	15,431	(2,667)	—	12,764

Balance at end of period	$(106,060)	$3,827	$575	$(101,658)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Three Months Ended June 30,
Details about AOCI Components	2026	2025
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,687	$1,773	Interest and dividends on investment securities
Tax effect	(446)	(468)	Income tax benefit
Net of tax	1,241	1,305

Total reclassification adjustments from AOCI for the period, net of tax	$1,241	$1,305

	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(dollars in thousands)	Six Months Ended June 30,
Details about AOCI Components	2026	2025
Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$3,217	$3,325	Interest and dividends on investment securities
Tax effect	(833)	(877)	Income tax benefit
Net of tax	2,384	2,448

SERP:
Amortization of net actuarial gain	1	—	Other operating expense - other
Tax effect	—	—	Income tax expense
Net of tax	1	—

Total reclassification adjustments from AOCI for the period, net of tax	$2,385	$2,448

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$20,822	$18,271	$41,547	$36,031

Weighted-average shares outstanding for basic earnings per share	25,999,122	26,988,169	26,137,665	27,037,388
Add: Dilutive effect of employee stock options and awards	110,119	81,508	123,587	102,581
Weighted-average shares outstanding for diluted earnings per share	26,109,241	27,069,677	26,261,252	27,139,969

Basic earnings per share	$0.80	$0.68	$1.59	$1.33
Diluted earnings per share	$0.80	$0.67	$1.58	$1.33

Anti-dilutive employee stock options and awards	1,963	5,623	410	3,040

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

Loans

Fair values of loans are estimated using discounted cash flows models applied to portfolios of loans with similar financial characteristics including the type of loan, interest terms, and repayment history. Cash flows are discounted using estimated market rates that reflect credit and interest rate risks. These rates are derived from market data and borrower-specific information. The weighted average discount rate used in the valuation of loans was 6.85% as of June 30, 2026, and 6.33% as of December 31, 2025. Fair value measurements are based on the exit price notion, in accordance with ASU 2016-01.

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

For time deposits, fair value is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.04% as of June 30, 2026 and 3.81% as of December 31, 2025.

Long-Term Debt

Fair values of long-term debt are estimated by discounting scheduled cash flows over the contractual borrowing period using estimated market rates for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.09% as of June 30, 2026 and 6.12% as of December 31, 2025.

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

(dollars in thousands)			Fair Value Measurement Using
June 30, 2026	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$96,678	$96,678	$96,678	$—	$—
Interest-bearing deposits in other financial institutions	286,593	286,593	286,593	—	—
Investment securities	1,380,593	1,310,306	60,136	1,243,671	6,499
Loans held for sale	2,364	2,364	—	2,364	—
Loans	5,308,322	5,014,807	—	—	5,014,807
Mortgage servicing rights	8,364	11,467	—	—	11,467
Accrued interest receivable	23,419	23,419	616	4,747	18,056

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,917,502	1,917,502	1,917,502	—	—
Interest-bearing demand and savings and money market	3,784,405	3,784,405	3,784,405	—	—
Time	993,847	987,696	—	—	987,696
Long-term debt	76,547	75,351	—	—	75,351
Accrued interest payable	6,044	6,044	80	—	5,964

(dollars in thousands)				Fair Value Measurement Using
June 30, 2026	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,350,744	$—	$1,105	$—	$1,105	$—
Standby letters of credit and financial guarantees written	2,835	—	43	—	43	—

Derivatives:
Forward sale commitments	1,714	(5)	(5)	—	(5)	—
Risk participation agreements	51,986	—	—	—	—	—
Back-to-back swap agreements:
Assets	63,772	2,878	2,878	—	2,878	—
Liabilities	(63,772)	(2,878)	(2,878)	—	(2,878)	—
Interest rate swap agreements	114,580	5,242	5,242	—	5,242	—

(dollars in thousands)			Fair Value Measurement Using
December 31, 2025	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$88,200	$88,200	$88,200	$—	$—
Interest-bearing deposits in other financial institutions	290,453	290,453	290,453	—	—
Investment securities	1,310,603	1,244,057	61,291	1,176,050	6,716
Loans held for sale	1,084	1,084	—	1,084	—
Loans	5,289,096	5,016,971	—	—	5,016,971
Mortgage servicing rights	8,672	11,301	—	—	11,301
Accrued interest receivable	23,559	23,559	651	4,075	18,833

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,891,198	1,891,198	1,891,198	—	—
Interest-bearing demand and savings and money market	3,734,629	3,734,629	3,734,629	—	—
Time	983,937	978,868	—	—	978,868
Long-term debt	76,547	73,579	—	—	73,579
Accrued interest payable	7,068	7,068	102	—	6,966

(dollars in thousands)				Fair Value Measurement Using
December 31, 2025	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Off-balance sheet financial instruments:
Commitments to extend credit	$1,337,099	$—	$1,063	$—	$1,063	$—
Standby letters of credit and financial guarantees written	2,624	—	39	—	39	—

Derivatives:
Forward sale commitments	1,095	(4)	(4)	—	(4)	—
Risk participation agreements	52,435	(3)	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	60,660	3,045	3,045	—	3,045	—
Liabilities	(60,660)	(3,045)	(3,045)	—	(3,045)	—
Interest rate swap agreements	114,580	4,163	4,163	—	4,163	—

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

Fair Value Hierarchy Transfers

During the six months ended June 30, 2026, the Company did not transfer any financial assets or liabilities to or from Level 3.

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

(dollars in thousands)		Fair Value at Reporting Date Using
June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$115,818	$—	$109,980	$5,838
Corporate securities	9,976		9,976	—
U.S. Treasury and other government-sponsored entities and agencies	95,082	60,136	34,946	—
Collateralized loan obligations	103,504	—	103,504	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	429,954	—	429,954	—
Residential - Non-government agencies	14,464	—	13,803	661
Commercial - U.S. government-sponsored entities and agencies	66,580	—	66,580	—
Total available-for-sale investment securities	835,378	60,136	768,743	6,499

Derivatives:
Forward sale commitments	(5)	—	(5)	—
Back-to-back swap agreements:
Assets	2,878	—	2,878	—
Liabilities	(2,878)	—	(2,878)	—
Interest rate swap agreements	5,242	—	5,242	—
Total derivatives	5,237	—	5,237	—
Total	$840,615	$60,136	$773,980	$6,499

(dollars in thousands)		Fair Value at Reporting Date Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Debt securities:
States and political subdivisions	$117,041	$—	$110,993	$6,048
U.S. Treasury and other government-sponsored entities and agencies	100,025	61,291	38,734	—
Collateralized loan obligations	40,827	—	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	407,053	—	407,053	—
Residential - Non-government agencies	15,363	—	14,695	668
Commercial - U.S. government-sponsored entities and agencies	67,903	—	67,903	—
Total available-for-sale investment securities	748,212	61,291	680,205	6,716

Derivatives:
Forward sale commitments	(4)	—	(4)	—
Risk participation agreements	(3)	—	(3)	—
Back-to-back swap agreements:				—
Assets	3,045	—	3,045	—
Liabilities	(3,045)	—	(3,045)	—
Interest rate swap agreements	4,163	—	4,163	—
Total derivatives	4,156	—	4,156	—
Total	$752,368	$61,291	$684,361	$6,716

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2025	$6,048	$668	$6,716
Principal payments received	(134)	(12)	(146)
Unrealized net (loss) gain included in other comprehensive income	(76)	5	(71)
Balance at June 30, 2026	$5,838	$661	$6,499

Balance at December 31, 2024	$6,165	$682	$6,847
Principal payments received	(129)	(12)	(141)
Unrealized net gain (loss) included in other comprehensive income	65	1	66
Balance at June 30, 2025	$6,101	$671	$6,772

The Company estimates the fair value of Level 3 financial assets and liabilities using a discounted cash flow model that calculates the present value of estimated future principal and interest payments. Based on this methodology, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.5 million as of June 30, 2026, compared to $6.7 million as of December 31, 2025.

The weighted-average discount rate is the primary unobservable input used in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 6.21% as of June 30, 2026, 5.92% as of December 31, 2025, and 6.04% as of June 30, 2025. These discount rates were derived by incorporating a credit spread over the FHLB Fixed-

Rate Advance curve. A significant increase in the weighted-average discount rate could result in a lower fair value, while a decrease could result in a higher fair value.

There were no financial assets or liabilities measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

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
•the impact of legislative and regulatory developments, changing capital and consumer protection rules, and new regulations affecting our operations and competitiveness
•the costs and effects of legal and regulatory proceedings, including actual or threatened litigation and the results of governmental and regulatory exams and orders, as well as the costs of ongoing or potential compliance efforts;
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

As of June 30, 2026, Central Pacific Bank operated 27 branches and 56 ATMs across the State of Hawaii, offering full-service community banking.

Central Pacific Bank was founded by World War II veterans who, despite returning home as war heroes, faced limited banking opportunities in Hawaii. In response, they established the Bank to serve individuals and small businesses that lacked access to financial services at the time. This legacy continues to guide our commitment to creating opportunities and servicing our community through exceptional customer service and tailored financial products that meet the evolving needs of our customers, including:

•Loans: The Company's loan portfolio includes commercial and industrial loans, commercial mortgages, and construction loans to small and medium-sized businesses, professionals, and real estate investors and developers. The Company also offers residential mortgages, home equity loans, and consumer loans to individuals. Lending activities represent a core source of interest income, which is a key driver of our overall revenue. The Company aims to maintain a strong and diversified loan portfolio, primarily in Hawaii, with selective expansion into mainland markets.

•Deposits: The Company offers a comprehensive suite of deposit products and services including checking, savings, and time deposit accounts, as well as cash management solutions and digital banking capabilities. The Company's extensive branch and ATM network across the State of Hawaii supports convenient access for its customers. The interest paid on deposits is a key component of interest expense, which significantly influences overall earnings. In addition, fees and service charges on deposit accounts, along with card interchange contribute meaningfully to other operating revenue.

•Wealth Management: The Company offers non-deposit investment products, annuities, investment management, trust custody, estate planning, and financial advisory services.

Our foundational principles are based on continuing to be a leading bank for small businesses, and a professional and reliable resource to meet Hawaii’s housing needs. To drive growth, diversify our balance sheet, and strengthen resilience, we also focus on markets and niche segments that differentiate our Bank, which includes strategic partnerships with financial institutions in Japan and Korea.

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

Accounting estimates are deemed critical when a different estimate could reasonably have been used, or where changes in the estimate are reasonably likely to occur from period-to-period and would materially impact the consolidated financial statements as of or for the periods presented. Management has reviewed the development and selection of the critical accounting estimates and disclosures noted below with the Audit Committee of the Board of Directors.

Management determined the allowance for credit losses ("ACL") on loans is a critical accounting policy as of June 30, 2026 and December 31, 2025. This policy requires significant judgment and involves inherent complexity. Additional information regarding this policy is provided in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, as well as in Note 1 and the section titled "Critical Accounting Policies and Use of Estimates" within Management's Discussion and Analysis of Financial Condition and Operating Results in the Company's 2025 Annual Report on Form 10-K.

Executive Overview

The Company reported net income of $20.8 million, or $0.80 per diluted share for the three months ended June 30, 2026, compared to net income of $18.3 million, or $0.67 per diluted share for the same period in 2025. Net income for the six months ended June 30, 2026 was $41.5 million, or $1.58 per diluted share, compared to net income of $36.0 million, or $1.33 per diluted share for the six months ended June 30, 2025.

During the three months ended June 30, 2026, the Company recorded a provision for credit losses of $4.4 million, compared to a provision of $5.0 million during the same period in 2025. During the six months ended June 30, 2026, the Company recorded a provision for credit losses of $6.7 million, compared to a provision of $9.2 million during the same period in 2025. The decreases in the provision were primarily driven by lower net charge-offs in the three and six months ended June 30, 2026, compared to the same periods in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on average assets	1.12%	1.00%	1.12%	0.98%
Return on average shareholders’ equity	13.94	13.04	13.92	13.04
Basic earnings per share	$0.80	$0.68	$1.59	$1.33
Diluted earnings per share	0.80	0.67	1.58	1.33

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

Non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies. The results for the three months ended June 30, 2026 were not materially impacted by items outside of the normal course of business.

Efficiency Ratio

A key measure of operating efficiency monitored by the Company is the efficiency ratio, which is derived from GAAP-based amounts. It is calculated by dividing total other operating expenses by total pre-provision revenue (defined as net interest income plus total other operating income). The Company believes that the efficiency ratio, a non-GAAP financial measure, provides a useful supplemental metric that enhances understanding of its business performance and operating efficiency. However, this ratio should not be viewed as a substitute for GAAP results and may not be comparable to similarly titled measures reported by other companies. The following table presents the Company's efficiency ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total other operating expense	$46,180	$43,946	$89,846	$86,018

Net interest income	$62,834	$59,796	$124,192	$117,495
Total other operating income	14,620	13,013	26,194	24,109
Total revenue	$77,454	$72,809	$150,386	$141,604

Efficiency ratio (non-GAAP)	59.62%	60.36%	59.74%	60.75%

The improvements in the efficiency ratio in the three and six months ended June 30, 2026, compared to the same periods in 2025, were primarily driven by higher net interest income and other operating income, which more than offset the increases in other operating expense.

Tangible Common Equity Ratio

The tangible common equity ("TCE") ratio, a non-GAAP financial measure, is calculated by dividing tangible common equity by tangible assets. The following table presents the Company's TCE ratio and adjusted TCE ratio as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Total equity	$596,331	$592,581	$568,874
Less: Intangible assets	—	—	—
TCE	$596,331	592,581	568,874

Total assets	$7,501,060	$7,409,241	$7,369,567
Less: Intangible assets	—	—	—
Tangible assets	$7,501,060	7,409,241	7,369,567

TCE ratio (non-GAAP)	7.95%	8.00%	7.72%

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

Labor Market and Economic Indicators

The Hawaii State Department of Business, Economic Development and Tourism ("DBEDT") reported that Hawaii's seasonally adjusted unemployment rate was 2.6% in June 2026, slightly higher than 2.4% in March 2026 and well below the national seasonally adjusted unemployment rate of 4.2%. University of Hawaii Economic Research Organization ("UHERO") forecasts Hawaii's seasonally adjusted unemployment rate to remain relatively steady at 2.4% for the full year 2026.

The U.S. conflict with Iran impacted oil prices contributing to an increase in inflation which is projected to reach 4.8% mid-year and remain at higher levels through 2028. According to UHERO, Hawaii's Real GDP is expected to grow 1% this year but could soften depending on the impact of oil prices.

Construction remains strong with job growth ranging from 2% on Oahu to 6% on Maui County due to large federal contracts, the development of the $4 billion New Aloha Stadium Entertainment District ("NASED"), and rebuilding after the Maui wildfires.

Real Estate Market

Real estate lending, particularly residential and commercial mortgage loans, is a core focus of the Company. Consequently, our performance is closely tied to the health of Hawaii's real estate market. Despite mixed results, Hawaii's housing market remained resilient in the six months ended June 30, 2026. According to the Honolulu Board of Realtors, sales of Oahu single-family homes rose 8.5%, while Oahu condominium sales fell 9.4% for the six months ended June 30, 2026, compared to the same period in 2025. The median sale price of Oahu single-family homes stayed relatively flat at $1.2 million in the six months ended June 30, 2026, compared to the same period in 2025. The median sale price of Oahu condominiums increased by 4.0% to $520,000 in the six months ended June 30, 2026, compared to $500,000 in the same period in 2025.

Tourism Trends

According to preliminary data from the DBEDT, 4.18 million visitors arrived in the Hawaiian Islands during the five months ended May 31, 2026, an increase of 2.9% from 4.06 million visitors during the same period in 2025. Visitor arrivals from Japan are improving with a 8.6% increase year-over-year. Visitor spending totaled $9.67 billion in the five months ended May 31, 2026, up 6.2% from $9.11 billion in the same period in 2025.

While tourism has performed reasonably well through the start of the year, UHERO's May 2026 report anticipates tourism levels to soften through the rest of the year as jet fuel prices have roughly doubled, coupled with stagnant tourism from international markets, particularly in Japan with the depreciation of the yen. Tourism from international markets other than Japan face challenges with the deterioration in foreign attitudes toward U.S. domestic and foreign policy.

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

In July 2026, the FOMC maintained the target range for the federal funds rate at 3.50% - 3.75%, unchanged from the meetings earlier in the year. While economic activity continued to expand at a solid pace, inflation remained above the Federal Reserve's target and uncertainty surrounding the economic outlook, including the potential effects of developments in the Middle East conflict and global energy markets, supported the Committee's decision to keep rates unchanged.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three and six months ended June 30, 2026 and 2025 is presented below. Net interest margin is calculated as annualized net interest income, adjusted to a taxable-equivalent basis using a federal statutory tax rate of 21%, expressed as a percentage of average interest-earning assets.

(dollars in thousands)	Three Months Ended June 30,
	2026			2025			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$253,598	3.69%	$2,331	$134,270	4.43%	$1,484	$119,328	(0.74)%	$847
Investment securities:
Taxable (1)	1,362,100	2.86	9,732	1,379,213	2.86	9,871	(17,113)	—	(139)
Tax-exempt (1) (2)	134,964	2.56	866	139,103	2.58	897	(4,139)	(0.02)	(31)
Total investment securities	1,497,064	2.83	10,598	1,518,316	2.84	10,768	(21,252)	(0.01)	(170)
Loans, including loans held for sale (3)	5,300,949	4.96	65,553	5,307,946	4.96	65,668	(6,997)	—	(115)
FRB and FHLB stock	24,720	6.28	389	24,565	6.33	388	155	(0.05)	1
Total interest earning assets	7,076,331	4.47	78,871	6,985,097	4.49	78,308	91,234	(0.02)	563
Noninterest-earning assets	357,491			329,047			28,444
Total assets	$7,433,822			$7,314,144			$119,678

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,442,933	0.21%	$757	$1,357,049	0.13%	$443	$85,884	0.08%	$314
Savings and money market deposits	2,367,169	1.28	7,554	2,275,799	1.48	8,414	91,370	(0.20)	(860)
Time deposits up to $250,000	428,642	2.14	2,290	439,738	2.32	2,546	(11,096)	(0.18)	(256)
Time deposits over $250,000	561,485	3.00	4,198	603,652	3.37	5,070	(42,167)	(0.37)	(872)
Total interest-bearing deposits	4,800,229	1.24	14,799	4,676,238	1.41	16,473	123,991	(0.17)	(1,674)
Long-term debt	76,547	5.53	1,056	131,431	5.65	1,851	(54,884)	(0.12)	(795)
Total interest-bearing liabilities	4,876,776	1.30	15,855	4,807,669	1.53	18,324	69,107	(0.23)	(2,469)
Noninterest-bearing deposits	1,830,681			1,827,225			3,456
Other liabilities	129,066			119,002			10,064
Total liabilities	6,836,523			6,753,896			82,627
Total equity	597,299			560,248			37,051
Total liabilities and equity	$7,433,822			$7,314,144			$119,678

Net interest income (taxable-equivalent)			63,016			59,984			3,032
Taxable-equivalent adjustment (2)			(182)			(188)			6
Net interest income (GAAP)			$62,834			$59,796			$3,038

Interest rate spread		3.17%			2.96%			0.21%

Net interest margin (taxable-equivalent) (4)		3.57%			3.44%			0.13%

(1) At amortized cost.
(2) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.
(4)  Annualized net interest income and expense in the NIM calculation are based on the day count interest payment conventions at the interest-earning asset or interest-bearing liability level (i.e. 30/360, actual/actual, actual/360).

(dollars in thousands)	Six Months Ended June 30,
	2026			2025			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$264,183	3.69%	$4,831	$169,991	4.43%	$3,738	$94,192	(0.74)%	$1,093
Investment securities:
Taxable (1)	1,340,531	2.83	18,942	1,377,957	2.86	19,672	(37,426)	(0.03)	(730)
Tax-exempt (1) (2)	135,240	2.55	1,729	139,345	2.57	1,794	(4,105)	(0.02)	(65)
Total investment securities	1,475,771	2.80	20,671	1,517,302	2.83	21,466	(41,531)	(0.03)	(795)
Loans, including loans held for sale (3)	5,284,805	4.94	129,876	5,309,768	4.92	129,787	(24,963)	0.02	89
FRB and FHLB stock	24,935	6.17	770	22,541	6.32	712	2,394	(0.15)	58
Total interest earning assets	7,049,694	4.45	156,148	7,019,602	4.46	155,703	30,092	(0.01)	445
Noninterest-earning assets	365,363			331,655			33,708
Total assets	$7,415,057			$7,351,257			$63,800

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,425,501	0.18%	$1,279	$1,356,209	0.13%	$895	$69,292	0.05%	$384
Savings and money market deposits	2,369,182	1.28	15,056	2,310,429	1.51	17,276	58,753	(0.23)	(2,220)
Time deposits up to $250,000	430,682	2.16	4,621	448,557	2.42	5,377	(17,875)	(0.26)	(756)
Time deposits over $250,000	559,589	3.07	8,532	603,785	3.46	10,346	(44,196)	(0.39)	(1,814)
Total interest-bearing deposits	4,784,954	1.24	29,488	4,718,980	1.45	33,894	65,974	(0.21)	(4,406)
Long-term debt	76,547	5.55	2,105	141,758	5.60	3,937	(65,211)	(0.05)	(1,832)
Total interest-bearing liabilities	4,861,501	1.31	31,593	4,860,738	1.57	37,831	763	(0.26)	(6,238)
Noninterest-bearing deposits	1,826,788			1,813,142			13,646
Other liabilities	129,855			124,767			5,088
Total liabilities	6,818,144			6,798,647			19,497
Total equity	596,913			552,610			44,303
Total liabilities and equity	$7,415,057			$7,351,257			$63,800

Net interest income (taxable-equivalent)			124,555			117,872			6,683
Taxable-equivalent adjustment (2)			(363)			(377)			14
Net interest income (GAAP)			$124,192			$117,495			$6,697

Interest rate spread		3.14%			2.89%			0.25%

Net interest margin (taxable-equivalent) (4)		3.55%			3.37%			0.18%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.
(4)  Annualized net interest income and expense in the NIM calculation are based on the day count interest payment conventions at the interest-earning asset or interest-bearing liability level (i.e. 30/360, actual/actual, actual/360).

Net interest margin was 3.57% for the second quarter of 2026, an increase of 13 bps from 3.44% for the same quarter in 2025. Net interest margin was 3.55% for the six months ended June 30, 2026, an increase of 18 bps from 3.37% in the same period in 2025. The increase in net interest margin for the three and six months ended June 30, 2026 was primarily attributable to decreases in the average rates paid on interest-bearing deposits and long-term debt, partially offset by a decline in the average yield earned on interest-bearing deposits in other financial institutions and investment securities.

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

	Three Months Ended June 30, 2026 Compared To June 30, 2025			Six Months Ended June 30, 2026 Compared To June 30, 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$1,318	$(471)	$847	$2,075	$(982)	$1,093
Investment securities:
Taxable (1)	(139)	—	(139)	(531)	(199)	(730)
Tax-exempt (1) (2)	(25)	(6)	(31)	(51)	(14)	(65)
Total investment securities	(164)	(6)	(170)	(582)	(213)	(795)
Loans, including loans held for sale (3)	(115)	—	(115)	(520)	609	89
FRB and FHLB stock	3	(2)	1	77	(19)	58
Total interest earning assets	1,042	(479)	563	1,050	(605)	445

Interest-bearing liabilities:
Interest-bearing demand deposits	28	286	314	43	341	384
Savings and money market deposits	335	(1,195)	(860)	453	(2,673)	(2,220)
Time deposits up to $250,000	(64)	(192)	(256)	(210)	(546)	(756)
Time deposits over $250,000	(354)	(518)	(872)	(748)	(1,066)	(1,814)
Total interest-bearing deposits	(55)	(1,619)	(1,674)	(462)	(3,944)	(4,406)
Long-term debt	(772)	(23)	(795)	(1,813)	(19)	(1,832)
Total interest-bearing liabilities	(827)	(1,642)	(2,469)	(2,275)	(3,963)	(6,238)

Net interest income (taxable-equivalent)	$1,869	$1,163	$3,032	$3,325	$3,358	$6,683

(1) At amortized cost.
(2) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $63.0 million for the second quarter of 2026, an increase of $3.0 million, or 5.1% from $60.0 million for the same quarter of 2025. Net interest income (expressed on a taxable-equivalent basis) was $124.6 million for the six months ended June 30, 2026, an increase of $6.7 million or 5.7% from $117.9 million for the same period in 2025. The increases for the three and six month period ending June 30, 2026 were primarily driven by higher average balances on interest-bearing deposits in other institutions, combined with lower average rates paid on interest-bearing deposits which significantly reduced interest expense. These positive variances were partially offset by a decline in the average yield earned on interest-bearing deposits in other financial institutions and the average balance on investment securities which reduced interest income.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating income:
Mortgage banking income	$693	$744	$(51)	-6.9%
Service charges on deposit accounts	2,250	2,124	126	5.9
Other service charges and fees	6,330	5,957	373	6.3
Income from fiduciary activities	1,580	1,501	79	5.3
Income from bank-owned life insurance	2,999	2,260	739	32.7
Other:
Equity in earnings of unconsolidated entities	26	32	(6)	-18.8
Income recovered on previously charged-off loans	28	57	(29)	-50.9
Other recoveries	26	23	3	13.0
Unrealized gains on loans held for sale	4	3	1	33.3
Commissions on sale of checks	205	81	124	153.1
Other	479	231	248	107.4
Total other operating income	$14,620	$13,013	$1,607	12.3

Total other operating income for the second quarter of 2026 was $14.6 million, which increased by $1.6 million, or 12.3%, from $13.0 million in same quarter in 2025. The increase was primarily due to increases of $0.7 million in income from bank-owned life insurance ("BOLI"), and $0.3 million in fee income generated from investment services (included in other service charges and fees). The Company has certain company-owned life insurance policies used to hedge market risks associated with its deferred compensation plans, which are tied to the equity markets, therefore, the Company has also recognized offsetting increases in deferred compensation expense in other operating expenses.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating income:
Mortgage banking income	$1,342	$1,341	$1	0.1%
Service charges on deposit accounts	4,549	4,271	278	6.5
Other service charges and fees	12,119	11,723	396	3.4
Income from fiduciary activities	3,003	3,125	(122)	-3.9
Income from bank-owned life insurance	3,398	2,757	641	23.2
Other:
Equity in earnings of unconsolidated entities	39	33	6	18.2
Income recovered on previously charged-off loans	84	93	(9)	-9.7
Other recoveries	47	53	(6)	-11.3
Unrealized gains on loans held for sale	7	78	(71)	-91.0
Commissions on sale of checks	299	156	143	91.7
Other	1,307	479	828	172.9
Total other operating income	$26,194	$24,109	$2,085	8.6

Total other operating income for the six months ended June 30, 2026 was $26.2 million, which increased by $2.1 million, or 8.6%, from $24.1 million for the same period in 2025. The increase was primarily due to increases of $0.7 million in debit card program extension consideration (included in other operating income-other), $0.6 million in income from BOLI due to favorable equity market performance, and $0.4 million in fee income generated from investment services.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$25,372	$22,696	$2,676	11.8%
Net occupancy	4,299	4,253	46	1.1
Computer software	4,952	5,320	(368)	-6.9
Legal and professional services	2,607	2,873	(266)	-9.3
Equipment	822	950	(128)	-13.5
Advertising	762	832	(70)	-8.4
Communication	840	901	(61)	-6.8
Other:
SERP expense	107	114	(7)	-6.1
Foreclosed asset expense	1	—	1	N.M.
Charitable contributions	151	177	(26)	-14.7
FDIC insurance assessment	878	845	33	3.9
Miscellaneous loan expenses	291	351	(60)	-17.1
ATM and debit card expenses	806	838	(32)	-3.8
Armored car expenses	417	464	(47)	-10.1
Entertainment and promotions	423	530	(107)	-20.2
Stationery and supplies	302	208	94	45.2
Directors' fees and expenses	311	567	(256)	-45.1
Directors' deferred compensation plan expense	977	260	717	275.8
Other	1,862	1,767	95	5.4
Total other operating expense	$46,180	$43,946	$2,234	5.1

Total other operating expense for the second quarter of 2026 was $46.2 million, which increased by $2.2 million, or 5.1%, from $43.9 million for the same quarter in 2025, primarily driven by higher salaries and employee benefits of $2.7 million due to higher deferred compensation expense and incentive accruals, and higher directors' deferred compensation plan expense.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$48,457	$44,515	$3,942	8.9%
Net occupancy	8,621	8,645	(24)	-0.3
Computer software	9,997	10,034	(37)	-0.4
Legal and professional services	4,991	5,671	(680)	-12.0
Equipment	1,629	2,032	(403)	-19.8
Advertising	1,759	1,719	40	2.3
Communication	1,663	1,934	(271)	-14.0
Other:
SERP expense	215	228	(13)	-5.7
Foreclosed asset expense	1	—	1	N.M.
Charitable contributions	425	323	102	31.6
FDIC insurance assessment	1,774	1,695	79	4.7
Miscellaneous loan expenses	608	649	(41)	-6.3
ATM and debit card expenses	1,547	1,694	(147)	-8.7
Armored car expenses	845	889	(44)	-4.9
Entertainment and promotions	991	834	157	18.8
Stationery and supplies	414	378	36	9.5
Directors' fees and expenses	622	868	(246)	-28.3
Directors' deferred compensation plan expense	1,105	(7)	1,112	-15,885.7
Other	4,182	3,917	265	6.8
Total other operating expense	$89,846	$86,018	$3,828	4.5

Not meaningful ("N.M.")

Total other operating expense for the six months ended June 30, 2026 was $89.8 million, which increased by $3.8 million, or 4.5%, from $86.0 million for the same period in 2025. The increase was primarily driven by higher salaries and employee benefits of $3.9 million and higher directors deferred compensation plan expenses of $1.1 million. The increases were partially offset by decreases in legal and professional services of $0.7 million and equipment expenses of $0.4 million.

Income Taxes

The Company recorded income tax expense of $6.1 million for the second quarter of 2026, compared to $5.6 million for the same quarter in 2025. For the six months ended June 30, 2026, the Company recorded income tax expense of $12.3 million, compared to $10.4 million for the same period in 2025. The increases in income tax expense were primarily attributable to higher pre-tax income.

The effective tax rate ("ETR") for the second quarter of 2026 was 22.57%, compared to 23.48% for the same quarter in 2025. The decrease in the Company's effective tax rate was primarily attributable to an increase in tax-exempt income.

For the six months ended June 30, 2026, the ETR was 22.78%, compared to 22.39% for the same period in 2025.

The Company's net deferred tax asset ("DTA"), net of valuation allowance, totaled $24.8 million as of June 30, 2026, compared to $23.6 million as of December 31, 2025. These amounts were included in other assets on the Company's consolidated balance sheets.

The valuation allowance on the Company's net DTA totaled $3.4 million and $3.4 million as of June 30, 2026 and March 31, 2026, respectively. The valuation allowance on our net DTA relates to net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the state has suspended the use of NOL carryforwards for the tax years 2024 through 2026.

Financial Condition

Total assets were $7.50 billion as of June 30, 2026, an increase of $91.8 million, or 1.2%, from $7.41 billion as of December 31, 2025. The increase was primarily driven by increases in investment securities and loans.

Investment Securities

Investment securities totaled $1.38 billion as of June 30, 2026, an increase of $70.0 million, or 5.3%, from $1.31 billion as of December 31, 2025. The increase in the investment securities portfolio reflected purchases of $125.1 million, and amortization of unrecognized losses on investment securities transferred to HTM of $3.2 million, partially offset by principal runoff and net accretion of discount totaling $52.4 million, and a $5.9 million decrease in the market valuation of the AFS portfolio.

The average taxable-equivalent yield earned on investment securities was 2.83% in the second quarter of 2026, compared to 2.84% in the same quarter in 2025. For the six months ended June 30, 2026, the average taxable-equivalent yield earned on investment securities was 2.80%, compared to 2.83% in the same period in 2025. The decreases in average yields earned on investment securities was primarily due to lower income recorded from the Company’s interest rate swap.

Loans

The Company strategically supplements its Hawaii loan portfolio by selectively pursuing commercial, construction, commercial real estate, and consumer loan opportunities on the U.S. Mainland. This approach supports growth, enhances geographic, asset class and rate type diversification, generally provides higher yields, while maintaining the Company's disciplined credit standards and underwriting practices.

The following table presents outstanding loans by class and geographic location as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial:
Hawaii	$462,398	$453,619
U.S. Mainland	128,006	140,973
Total commercial and industrial	590,404	594,592
Construction:
Hawaii	115,469	153,392
U.S. Mainland	95,538	59,799
Total construction	211,007	213,191
Residential mortgage:
Hawaii	1,815,342	1,839,191
Total residential mortgage	1,815,342	1,839,191
Home equity:
Hawaii	577,283	600,082
Total home equity	577,283	600,082
Commercial mortgage:
Hawaii	1,210,573	1,202,078
U.S. Mainland	475,788	392,355
Total commercial mortgage	1,686,361	1,594,433
Consumer:
Hawaii	208,631	219,573
U.S. Mainland	219,294	228,034
Total consumer	427,925	447,607
Loans, net of deferred fees and costs:
Hawaii (1)	4,389,696	4,467,935
U.S. Mainland (2)	918,626	821,161
Total loans, net of deferred fees and costs	$5,308,322	$5,289,096

(1) Hawaii loans include Guam loans, which represent less than one percent of total Hawaii loans.
(2) For secured loans, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans, classification as U.S. Mainland is made based on the location of the borrower.

Loans, net of deferred costs, totaled $5.31 billion as of June 30, 2026, an increase of $19.2 million, or 0.4%, from $5.29 billion as of December 31, 2025. The increase was primarily driven by an increase in commercial mortgage loans of $91.9 million, partially offset by decreases in residential mortgage loans of $23.8 million, home equity loans of $22.8 million, consumer loans of $19.7 million, commercial and industrial loans of $4.2 million, and construction loans of $2.2 million.

The Hawaii loan portfolio decreased by $78.2 million, or 1.8%, from December 31, 2025. The decrease was primarily due to decreases in construction loans of $37.9 million, residential mortgage loans of $23.8 million, home equity loans of $22.8 million, consumer of $10.9 million. These decreases were partially offset by increases in commercial and industrial loans of $8.8 million, and commercial mortgage loans of $8.5 million.

The U.S. Mainland loan portfolio increased by $97.5 million, or 11.9%, from December 31, 2025. The increase was primarily driven by increases in commercial mortgage loans of $83.4 million and construction loans of $35.7 million, partially offset by decreases in commercial and industrial loans of $13.0 million and consumer loans of $8.7 million. During the six months ended June 30, 2026, the Company purchased $39.3 million in U.S. Mainland consumer automobile loans, which were largely offset by portfolio runoff.

The average yield earned on loans was 4.96% in the second quarter of 2026, relatively consistent from the same quarter in 2025. For the six months ended June 30, 2026, the average yield earned on loans was 4.94%, compared to 4.92% in the same period in 2025. The increase in the average yield earned in the six months ended June 30, 2026 was primarily due to higher new production loan yields compared to run-off yields.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at June 30, 2026. Maturities are based on contractual maturity dates and do not factor in principal amortization.

	Maturing
(dollars in thousands)	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
Commercial and industrial:
With fixed interest rates	$7,569	$153,836	$96,638	$—	$258,043	43.7%
With variable interest rates	30,105	201,845	39,782	60,629	332,361	56.3%
Total commercial and industrial	37,674	355,681	136,420	60,629	590,404	100.0%

Construction:
With fixed interest rates	1,371	33,299	20,921	—	$55,591	26.3%
With variable interest rates	65,831	54,927	31,968	2,690	155,416	73.7%
Total construction	67,202	88,226	52,889	2,690	211,007	100.0%

Residential mortgage:
With fixed interest rates	217	9,556	213,030	1,252,456	$1,475,259	81.3%
With variable interest rates	4	1,023	16,815	322,241	340,083	18.7%
Total residential mortgage	221	10,579	229,845	1,574,697	1,815,342	100.0%

Home equity:
With fixed interest rates	6,594	7,125	27,602	29,484	$70,805	12.3%
With variable interest rates	3,869	3,490	13,837	485,282	506,478	87.7%
Total home equity	10,463	10,615	41,439	514,766	577,283	100.0%

Commercial mortgage:
With fixed interest rates	71,401	339,328	340,122	—	$750,851	44.5%
With variable interest rates	199,368	484,890	251,252	—	935,510	55.5%
Total commercial mortgage	270,769	824,218	591,374	—	1,686,361	100.0%

Consumer:
With fixed interest rates	15,156	229,485	83,257	61,647	$389,545	91.0%
With variable interest rates	7,434	3,664	—	27,282	38,380	9.0%
Total consumer	22,590	233,149	83,257	88,929	427,925	100.0%
Total loans	$408,919	$1,522,468	$1,135,224	$2,241,711	$5,308,322

Loans:
With fixed interest rates	$102,308	$772,629	$781,570	$1,343,587	$3,000,094	56.5%
With variable interest rates	306,611	749,839	353,654	898,124	2,308,228	43.5%
Total loans	$408,919	$1,522,468	$1,135,224	$2,241,711	$5,308,322	100.0%

Nonperforming Assets and Accruing Loans 90 Days or More Past Due

The following table presents nonperforming assets ("NPAs") and accruing loans 90 days or more past due as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$192	$591	$(399)	(67.5)%
Residential mortgage	9,268	10,572	(1,304)	(12.3)
Home equity	5,619	2,608	3,011	115.5
Consumer	543	615	(72)	(11.7)
Total nonaccrual loans	15,622	14,386	1,236	8.6

Other real estate owned ("OREO"):
Residential mortgage	924	—	924	N.M.
Total OREO	924	—	924	N.M.
Total NPAs	16,546	14,386	2,160	15.0

Accruing Loans 90 Days or More Past Due
Residential mortgage	—	664	(664)	(100.0)
Home equity	—	485	(485)	(100.0)
Consumer	286	403	(117)	(29.0)
Total accruing loans 90 days or more past due	286	1,552	(1,266)	(81.6)
Total NPAs and accruing loans 90 days or more past due	$16,832	$15,938	$894	5.6

Ratio of nonaccrual loans to total loans	0.29%	0.27%		0.02%
Ratio of NPAs to total assets	0.22%	0.19%		0.03%
Ratio of NPAs and accruing loans 90 days or more past due to total loans and OREO	0.32%	0.30%		0.02%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(dollars in thousands)
Balance at December 31, 2025	$14,386
Additions	6,296
Reductions:
Payments	(1,066)
Return to accrual status	(899)
Charge-offs, valuation adjustments and other reductions	(2,171)
Total reductions	(4,136)
Balance at June 30, 2026	$16,546

Nonperforming assets totaled $16.5 million, or 0.22% of total assets as of June 30, 2026, compared to $14.4 million, or 0.19% of total assets as of December 31, 2025.

Criticized loans increased by $52.8 million from December 31, 2025 to $124.0 million, or 2.3% of total loans, as of June 30, 2026. Within criticized loans, special mention loans increased by $5.5 million to $9.1 million, or 0.2% of total loans and classified loans increased by $47.3 million to $114.9 million, or 2.2% of total loans. The increase in criticized loans during the six months ended June 30, 2026 was primarily driven by the downgrades of two commercial lending relationships due to borrower-specific factors. The relationships consisted of loans with aggregate outstanding balances of $24.6 million and $23.4 million, respectively. The increase was attributable to the unique circumstances of these borrowers and we believe was not reflective of broad-based deterioration in overall portfolio credit quality. The loans within these relationships remain well-collateralized, and management continues to closely monitor the credits and related collateral values.

The Company's ratio of classified assets and other real estate owned to Tier 1 capital plus the ACL was 14.57% as of June 30, 2026, which increased from 8.56% as of December 31, 2025.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$59,933	$60,469	$59,621	$59,182

Provision for credit losses on loans	3,304	3,810	6,028	7,715

Charge-offs:
Commercial and industrial	(1,353)	(2,858)	(2,409)	(3,438)
Residential mortgage	(23)	—	(23)	—
Consumer	(2,283)	(2,864)	(4,584)	(5,841)
Total charge-offs	(3,659)	(5,722)	(7,016)	(9,279)

Recoveries:
Commercial and industrial	198	195	373	366
Construction	—	3	2	3
Residential mortgage	10	7	18	17
Home equity	6	9	12	12
Consumer	789	840	1,543	1,595
Total recoveries	1,003	1,054	1,948	1,993
Net charge-offs	(2,656)	(4,668)	(5,068)	(7,286)
Balance at end of period	$60,581	$59,611	$60,581	$59,611

Average loans, net of deferred fees and costs	$5,300,949	$5,307,946	$5,284,805	$5,309,768
Ratio of annualized net charge-offs to average loans	0.20%	0.35%	0.19%	0.27%
Ratio of ACL to total loans	1.14%	1.13%	1.14%	1.13%
Ratio of ACL to nonaccrual loans	388%	400%	388%	400%

The ACL as a percentage of total loans was 1.14% as of June 30, 2026, compared to 1.13% as of December 31, 2025 and 1.13% as of June 30, 2025.

The following table presents the allocation of the ACL by loan class as of the dates indicated. The Company applies specific allocations to individually evaluated loans and general allocations to loan classes based on management's assessment of credit risk and estimated loss rates.

	June 30, 2026			December 31, 2025
(dollars in thousands)	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$8,165	13.5%	11.1%	$7,982	13.4%	11.2%
Construction	4,319	7.1	4.0	3,815	6.4	4.0
Residential mortgage	13,092	21.6	34.1	14,219	23.8	34.9
Home equity	1,075	1.8	10.9	1,242	2.1	11.3
Commercial mortgage	21,353	35.2	31.8	19,544	32.8	30.1
Consumer	12,577	20.8	8.1	12,819	21.5	8.5
Total	$60,581	100.0%	100.0%	$59,621	100.0%	100.0%

The following table presents the ratio of annualized net charge-offs (recoveries) by loan class to average loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial and industrial	0.09%	0.20%	0.08%	0.12%
Consumer	0.11	0.15	0.11	0.15
Total	0.20%	0.35%	0.19%	0.27%

Deposits

The Company's deposit portfolio is well-diversified and reflects a long-standing commitment to relationship-based banking. As of June 30, 2026, approximately 54% of deposit customers have maintained accounts with the Bank for over 10 years, underscoring the stability and loyalty of the customer base.

While the Company's deposit-gathering efforts are primarily focused in Hawaii, its strategy also extends beyond local markets. Through strategic partnerships with financial institutions in Japan and Korea, the Bank continues to attract U.S. dollar deposits from international sources. These relationships support deposit growth and diversification while aligning with the Company's prudent risk management practices.

The following table presents the composition of our deposits by category as of the dates presented:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand deposits	$1,917,502	$1,891,198	$26,304	1.4%
Interest-bearing demand deposits	1,407,574	1,388,107	19,467	1.4
Savings and money market deposits	2,376,831	2,346,522	30,309	1.3
Time deposits up to $250,000	421,811	433,629	(11,818)	(2.7)
Core deposits	6,123,718	6,059,456	64,262	1.1
Other time deposits greater than $250,000	441,059	412,188	28,871	7.0
Government time deposits	130,977	138,120	(7,143)	(5.2)
Total time deposits greater than $250,000	572,036	550,308	21,728	3.9
Total deposits	$6,695,754	$6,609,764	$85,990	1.3

Total deposits were $6.70 billion as of June 30, 2026, an increase of $86.0 million, or 1.3%, from $6.61 billion as of December 31, 2025. The Company did not hold any wholesale, brokered, or listing service deposits as of June 30, 2026.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.12 billion as of June 30, 2026, an increase of $64.3 million, from $6.06 billion as of December 31, 2025. Core deposits represented 91.5% of total deposits as of June 30, 2026, compared to 91.7% as of December 31, 2025.

The average cost of total deposits was 90 bps in the second quarter of 2026, compared to 102 bps in the same quarter in 2025. For the six months ended June 30, 2026, the average cost of total deposits was 90 bps, compared to 105 bps in the same period in 2025.

All deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Estimated uninsured deposits totaled $2.83 billion, or 42% of total deposits, as reported in the Company's Federal Financial Institutions Examination Council ("FFIEC") Call Report as of June 30, 2026, compared to $2.78 billion, or 42% of total deposits as of December 31, 2025.

Fully collateralized deposits totaled approximately $282.0 million as of June 30, 2026, compared to $281.0 million as of December 31, 2025. Excluding fully collateralized deposits, estimated uninsured deposits totaled $2.54 billion, or 38% of total deposits as of June 30, 2026, compared to $2.49 billion, or 38% of total deposits as of December 31, 2025.

The following table presents the remaining maturity of time deposits in excess of the FDIC insurance limit of $250,000 as of June 30, 2026:

(dollars in thousands)	June 30, 2026
Remaining maturity:
Three months or less	$355,464
Over three through twelve months	212,225
Over one year through three years	4,347
Total	$572,036

Capital Resources

The Company conducts ongoing assessments of its capital adequacy, evaluating projected sources and uses of capital in conjunction with the size and quality of its assets, anticipated business performance, changes in monetary and fiscal policy, and regulatory capital requirements. As part of this process, the Board of Directors regularly reviews the Company's capital position—including the call and maturity dates of existing capital instruments—to determine whether additional capital should be raised (via debt or equity) or whether capital may be returned to shareholders through dividends and/or share repurchases.

Common Equity

Total shareholders' equity was $596.3 million as of June 30, 2026, compared to $592.6 million as of December 31, 2025. The change in total shareholders' equity was primarily attributable to net income of $41.5 million for the six months ended June 30, 2026, partially offset by the repurchase of $21.8 million in common stock under the Company's stock repurchase program, cash dividends paid of $15.1 million, and other comprehensive loss of $1.1 million.

The ratio of total shareholders' equity to total assets was 7.95% as of June 30, 2026, compared to 8.00% as of December 31, 2025. Book value per share was $23.11 as of June 30, 2026, compared to $22.47 as of December 31, 2025.

Holding Company Capital Resources

Under the Dodd-Frank Act, CPF is required to serve as a source of financial strength to the Bank. CPF is responsible for meeting its own obligations, including payments on its junior subordinated debentures that fund trust preferred securities.

CPF relies on dividends from the Bank to meet its obligations. On a stand-alone basis, CPF had an available cash balance of $5.9 million as of June 30, 2026, compared to $5.5 million as of December 31, 2025.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $240.1 million as of June 30, 2026, compared to $234.7 million as of December 31, 2025.

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

During the six months ended June 30, 2026, the Company repurchased 643,254 shares of common stock at an aggregate cost of $21.8 million under the 2026 Repurchase Plan. As of June 30, 2026, $33.2 million remained available for repurchase under the plan. There can be no assurance that share repurchases will continue at the current rate or at all.

Trust Preferred Securities

As of June 30, 2026, the Company maintained two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a combined $50.0 million in floating rate trust preferred securities. These securities, along with the underlying junior subordinated debentures and the common securities issued by the trusts, are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

The Company provides a full and unconditional guarantee of each trust's obligations related to its trust preferred securities. Subject to certain exceptions and limitations, the Company may defer interest payments on the subordinated debentures for up to 20 consecutive quarters without default or penalty. As of June 30, 2026, the Company was current on all required interest payments and had not exercised its right to defer interest payments on the subordinated debentures.

Regulatory Capital Ratios

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. These requirements include both quantitative measures, based on assets, liabilities, and certain off-balance-sheet exposures calculated under regulatory accounting principles, and qualitative assessments by regulators. For banks, capital adequacy is also governed by prompt corrective action regulations. Failure to meet minimum capital requirements may result in regulatory enforcement actions.

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

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. As of June 30, 2026 and December 31, 2025, the leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for both the Company and the Bank exceeded the thresholds required for a "well-capitalized" designation under applicable regulations.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be "Well Capitalized"
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
June 30, 2026
Leverage capital	$734,382	9.7%	$302,860	4.0%	N/A	N/A
CET1 risk-based capital	684,382	12.7	243,311	4.5	N/A	N/A
Tier 1 risk-based capital	734,382	13.6	324,415	6.0	N/A	N/A
Total risk-based capital	801,111	14.8	432,553	8.0	N/A	N/A

December 31, 2025
Leverage capital	$729,850	9.8%	$297,858	4.0%	N/A	N/A
CET1 risk-based capital	679,850	12.7	241,149	4.5	N/A	N/A
Tier 1 risk-based capital	729,850	13.6	321,531	6.0	N/A	N/A
Total risk-based capital	794,911	14.8	428,708	8.0	N/A	N/A

Central Pacific Bank
June 30, 2026
Leverage capital	$726,101	9.6%	$302,611	4.0%	$378,264	5.0%
CET1 risk-based capital	726,101	13.4	243,043	4.5	351,063	6.5
Tier 1 risk-based capital	726,101	13.4	324,058	6.0	432,077	8.0
Total risk-based capital	792,830	14.7	432,077	8.0	540,096	10.0

December 31, 2025
Leverage capital	$720,980	9.7%	$297,503	4.0%	$371,879	5.0%
CET1 risk-based capital	720,980	13.5	240,630	4.5	347,577	6.5
Tier 1 risk-based capital	720,980	13.5	320,840	6.0	427,787	8.0
Total risk-based capital	786,041	14.7	427,787	8.0	534,734	10.0

(1) Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of June 30, 2026 and December 31, 2025, the Company and the Bank's risk-based capital exceeded the required CCB.

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

Asset/Liability Management and Interest Rate Risk

The Company's earnings and capital are sensitive to interest rate fluctuations. Interest rate risk is inherent in the Company's core activities, including loan origination, deposit gathering, investment portfolio management, and other interest-bearing funding sources. Asset/liability management seeks to align the maturities and repricing characteristics of rate-sensitive assets and liabilities to achieve financial objectives while managing risk.

The Company's Asset/Liability Management Policy is designed to optimize the risk-adjusted return to shareholders while maintaining consistently acceptable levels of liquidity, interest rate risk and capital adequacy. The Asset/Liability Management Committee ("ALCO") oversees interest rate risk utilizing a detailed and dynamic earnings and capital simulation model that evaluates earnings and capital under various interest rate scenarios and balance sheet forecasts.

Earnings sensitivity is typically measured by estimated changes in net interest income ("NII") under different rate scenarios. Capital sensitivity is typically measured through an Economic Value of Equity ("EVE") analysis which monitors the impact of the durations of rate sensitive assets and liabilities. The EVE analysis simulates the cash flows for all on- and off-balance sheet instruments under different rate scenarios which are then discounted to determine a present value for each scenario. The net present value of our assets and liabilities represents the EVE for each scenario. The EVE results for each scenario are then compared to the base scenario to determine the Company's sensitivities to longer term rate exposures. The results of the analyses are shared with the Board of Directors and informs strategic actions to mitigate and optimize our risk position and profitability. Adverse interest rate risk exposures are managed through the shortening or lengthening of the duration of assets and liabilities.

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

The following table presents the Company's static net interest income sensitivity analysis as of the dates presented. The simulations estimate net interest income assuming no balance sheet growth under a flat interest rate scenario. The net interest income sensitivity is measured as the change in net interest income in alternate interest rate scenarios as a percentage of the flat rate scenario. Alternate rate scenarios assume rates move up or down 100 bps, 200 bps or 300 bps in either a gradual (defined as the stated change over a 12-month period in equal increments) or an instantaneous, parallel fashion. The results indicate that the Company's balance sheet is relatively well-positioned against movements in interest rates and remains within ALCO Policy risk limits that have been approved by the Board of Directors.

	June 30, 2026		December 31, 2025
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	3.53%	5.64%	2.58%	4.33%
+200 bps	2.40%	3.81%	1.60%	2.93%
+100 bps	1.27%	1.93%	0.60%	1.49%
-100 bps	(0.43)%	(1.58)%	(0.83)%	(1.06)%
-200 bps	(1.25)%	(3.36)%	(1.54)%	(2.57)%
-300 bps	(2.24)%	(6.26)%	(2.35)%	(4.51)%

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

As of June 30, 2026, the Company had $383.3 million in cash on its balance sheet and approximately $2.70 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks, refer to "Market Risk" and "Asset/Liability Management and Interest Rate Risk" of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three months ended June 30, 2026, the Company repurchased 321,858 shares of common stock, at a cost of $11.3 million or $35.01 per share, under the Company's 2026 Repurchase Plan.

As of June 30, 2026, $33.2 million in share repurchase authorization remained available for repurchase under the Company's 2026 Repurchase Plan. The Company makes no assurance regarding the timing or extent of future repurchases under this program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1-30, 2026	19,824	$33.19	19,824	$43,816,882
May 1-31, 2026	153,035	34.45	152,729	38,555,137
June 1-30, 2026	149,305	35.83	149,305	33,206,180
Total	322,164	35.01	321,858	33,206,180

(1) During the three months ended June 30, 2026, 306 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined under Rule 16a-1(f)) adopted, modified or terminated any trading arrangements under Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) involving the purchase or sale of the Company's common stock.

Item 6. Exhibits

Exhibit No.	Document

3.1	Restated Articles of Incorporation, as amended, of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on August 5, 2025).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 25, 2025).

10.1	Change in Control Agreement with Arnold D. Martines, Chairman, President, and Chief Executive Officer (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 2, 2026)

10.2	Form of Executive Officer Change in Control Agreement (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 2, 2026)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Section 1350 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL PACIFIC FINANCIAL CORP.

Date:	August 6, 2026	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)