Form 10-Q
period 2026-09-30
CENTRAL PACIFIC FINANCIAL CORP
filed 2026-10-28
CIK 701347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of registrant's common stock, no par value, on October 23, 2026 was 25,443,686 shares.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(Dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and due from financial institutions	$116,691	$88,200
Interest-bearing deposits in other financial institutions	242,725	290,453
Investment securities:
Debt securities available-for-sale, at fair value	806,230	748,212
Debt securities held-to-maturity, at amortized cost; fair value of: $434,634 as of September 30, 2026 and $495,845 as of December 31, 2025	535,182	562,391
Total investment securities	1,341,412	1,310,603
Loans held for sale	777	1,084
Loans	5,313,070	5,289,096
Allowance for credit losses	(59,841)	(59,621)
Loans, net of allowance for credit losses	5,253,229	5,229,475
Premises and equipment, net	100,305	100,620
Accrued interest receivable	25,176	23,559
Investment in unconsolidated entities	56,051	61,349
Other real estate owned	973	—
Mortgage servicing rights, net	8,212	8,672
Bank-owned life insurance	183,444	180,717
Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Des Moines ("FHLB") stock	24,818	25,836
Right-of-use lease assets	22,296	24,822
Other assets	73,501	63,851
Total assets	$7,449,610	$7,409,241
Liabilities and Equity
Deposits:
Noninterest-bearing demand	$1,897,421	$1,891,198
Interest-bearing demand	1,423,298	1,388,107
Savings and money market	2,398,449	2,346,522
Time	944,694	983,937
Total deposits	6,663,862	6,609,764
Long-term debt	76,547	76,547
Lease liabilities	23,045	25,549
Accrued interest payable	5,397	7,068
Other liabilities	99,322	97,732
Total liabilities	6,868,173	6,816,660
Contingent liabilities and other commitments (see Note 18)
Equity:
Preferred stock, no par value, authorized 1,000,000 shares; issued and outstanding: none as of September 30, 2026 and December 31, 2025	—	—
Common stock, no par value, authorized 185,000,000 shares; issued and outstanding: 25,513,202 as of September 30, 2026 and 26,374,967 as of December 31, 2025	348,135	381,158
Additional paid-in capital	108,239	107,308
Retained earnings	232,878	191,383
Accumulated other comprehensive loss	(107,815)	(87,268)
Total equity	581,437	592,581
Total liabilities and equity	$7,449,610	$7,409,241

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$66,695	$67,222	$196,571	$197,009
Interest and dividends on investment securities:
Taxable investment securities	10,277	9,776	29,219	29,448
Tax-exempt investment securities	685	709	2,051	2,126
Deposits in other financial institutions	2,558	1,857	7,389	5,595
Dividend income on FRB and FHLB stock	413	395	1,183	1,107
Total interest income	80,628	79,959	236,413	235,285
Interest expense:
Deposits:
Demand	765	490	2,044	1,385
Savings and money market	8,009	8,898	23,065	26,174
Time	6,308	7,410	19,461	23,133
FHLB advances and other short-term borrowings	1	—	1	—
Long-term debt	1,072	1,860	3,177	5,797
Total interest expense	16,155	18,658	47,748	56,489
Net interest income	64,473	61,301	188,665	178,796
Provision for credit losses	1,892	4,157	8,627	13,316
Net interest income after provision for credit losses	62,581	57,144	180,038	165,480
Other operating income:
Mortgage banking income	548	958	1,890	2,299
Service charges on deposit accounts	2,450	2,330	6,999	6,601
Other service charges and fees	6,516	6,472	18,635	18,195
Income from fiduciary activities	1,614	1,547	4,617	4,672
Income from bank-owned life insurance	584	1,879	3,982	4,636
Net loss on sales of investment securities	—	(30)	—	(30)
Other	645	351	2,428	1,243
Total other operating income	12,357	13,507	38,551	37,616
Other operating expense:
Salaries and employee benefits	24,148	24,749	72,605	69,264
Net occupancy	4,671	4,598	13,292	13,243
Computer software	5,025	5,151	15,022	15,185
Legal and professional services	2,825	2,669	7,816	8,340
Equipment	822	867	2,451	2,899
Advertising	813	730	2,572	2,449
Communication	983	791	2,646	2,725
Other	5,483	7,454	18,212	18,922
Total other operating expense	44,770	47,009	134,616	133,027
Income before income taxes	30,168	23,642	83,973	70,069
Income tax expense	7,392	5,068	19,650	15,464
Net income	$22,776	$18,574	$64,323	$54,605
Per common share data:
Basic earnings per share	$0.89	$0.69	$2.48	$2.02
Diluted earnings per share	$0.88	$0.69	$2.46	$2.01
Cash dividends declared	$0.30	$0.27	$0.88	$0.81
Basic weighted average shares outstanding	25,676,279	26,968,163	25,982,180	27,014,059
Diluted weighted average shares outstanding	25,817,417	27,083,280	26,111,724	27,118,824

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$22,776	$18,574	$64,323	$54,605
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on investment securities	(22,016)	8,670	(26,315)	21,653
Reclassification adjustment for loss on sale of investment securities	—	22	—	22
Amortization of unrealized losses on investment securities transferred to held-to-maturity	1,293	1,339	3,677	3,787
Net change in fair value of derivatives	1,263	(429)	2,089	(3,096)
Supplemental Executive Retirement Plan	1	—	2	—
Total other comprehensive (loss) income, net of tax	(19,459)	9,602	(20,547)	22,366
Comprehensive income	$3,317	$28,176	$43,776	$76,971

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at June 30, 2026	25,806,418	$—	$359,364	$107,534	$217,789	$(88,356)	$596,331
Net income	—	—	—	—	22,776	—	22,776
Other comprehensive loss	—	—	—	—	—	(19,459)	(19,459)
Cash dividends paid ($0.30 per share)	—	—	—	—	(7,687)	—	(7,687)
Common stock repurchases under share repurchase program	(294,110)	—	(11,229)	—	—	—	(11,229)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(427)	—	—	(16)	—	—	(16)
Share-based compensation	1,321	—	—	721	—	—	721
Balance at September 30, 2026	25,513,202	$—	$348,135	$108,239	$232,878	$(107,815)	$581,437

(Dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at June 30, 2025	26,981,436	$—	$399,823	$106,033	$164,676	$(101,658)	$568,874
Net income	—	—	—	—	18,574	—	18,574
Other comprehensive income	—	—	—	—	—	9,602	9,602
Cash dividends paid ($0.27 per share)	—	—	—	—	(7,282)	—	(7,282)
Common stock repurchases under share repurchase program	(78,255)	—	(2,344)	—	—	—	(2,344)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(159)	—	—	(4)	—	—	(4)
Share-based compensation	490	—	—	646	—	—	646
Balance at September 30, 2025	26,903,512	$—	$397,479	$106,675	$175,968	$(92,056)	$588,066

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

(Dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2025	26,374,967	$—	$381,158	$107,308	$191,383	$(87,268)	$592,581
Net income	—	—	—	—	64,323	—	64,323
Other comprehensive loss	—	—	—	—	—	(20,547)	(20,547)
Cash dividends paid ($0.88 per share)	—	—	—	—	(22,828)	—	(22,828)
Common stock repurchases under share repurchase program	(937,364)	—	(33,023)	—	—	—	(33,023)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(41,034)	—	—	(1,412)	—	—	(1,412)
Share-based compensation	116,633	—	—	2,343	—	—	2,343
Balance at September 30, 2026	25,513,202	$—	$348,135	$108,239	$232,878	$(107,815)	$581,437

(Dollars in thousands, except per share data)	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accum. Other Comp. Loss	Total
Balance at December 31, 2024	27,065,570	$—	$404,494	$105,054	$143,259	$(114,422)	$538,385
Net income	—	—	—	—	54,605	—	54,605
Other comprehensive income	—	—	—	—	—	22,366	22,366
Cash dividends paid ($0.81 per share)	—	—	—	—	(21,896)	—	(21,896)
Common stock repurchases under share repurchase program	(258,648)	—	(7,015)	—	—	—	(7,015)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(27,124)	—	—	(802)	—	—	(802)
Share-based compensation	123,714	—	—	2,423	—	—	2,423
Balance at September 30, 2025	26,903,512	$—	$397,479	$106,675	$175,968	$(92,056)	$588,066

See accompanying notes to consolidated financial statements.

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$64,323	$54,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,627	13,316
Depreciation and amortization of premises and equipment	5,166	5,357
Loss on disposal of premises and equipment	—	2,002
Non-cash lease expense	22	—
Cash flows from operating leases	(3,757)	(3,842)
Amortization of mortgage servicing rights	700	607
Net accretion of discount on investment securities	(1,356)	(918)
Share-based compensation	2,343	2,423
Net loss on sales of investment securities	—	30
Net gain on sales of residential mortgage loans	(518)	(909)
Proceeds from sales of loans held for sale	28,202	61,600
Originations of loans held for sale	(27,617)	(56,586)
Equity in the earnings of unconsolidated entities	(22)	(37)
Distributions from unconsolidated entities	105	878
Net increase in cash surrender value of bank-owned life insurance	(3,982)	(5,781)
Deferred income tax	(884)	(853)
Net tax expense from share-based compensation	—	137
Net change in other assets and liabilities	19,753	5,721
Net cash provided by operating activities	91,105	77,750

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(162,627)	(50,592)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	70,778	59,043
Proceeds from sales of investment securities available-for-sale	—	1,480
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	31,571	30,557
Loan payments, net	37,834	55,298
Purchases of loan portfolios	(70,469)	(99,592)
Purchases of bank-owned life insurance	(1,196)	(1,027)
Proceeds from bank-owned life insurance death benefits	2,451	3,281
Purchases of premises, equipment and land	(4,783)	(3,761)
Contributions to unconsolidated entities	(11,754)	(4,159)
Net redemption (purchases) of FRB and FHLB stock	1,018	(18,286)
Net cash used in investing activities	(107,177)	(27,758)

Cash flows from financing activities:
Net increase (decrease) in deposits	54,098	(66,327)
Repayments of long-term debt	—	(25,000)
Cash dividends paid on common stock	(22,828)	(21,896)
Repurchases of common stock and other related costs	(33,023)	(7,015)
Common shares withheld to satisfy tax obligations related to share‑based compensation	(1,412)	(802)
Net cash used in financing activities	(3,165)	(121,040)

Net decrease in cash and cash equivalents	(19,237)	(71,048)

Cash and cash equivalents at beginning of period	378,653	380,941
Cash and cash equivalents at end of period	$359,416	$309,893

CENTRAL PACIFIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense paid	$49,419	$57,936
Income taxes paid, net	9,977	7,429
Supplemental disclosure of non-cash information:
Net reclassification of loans to other real estate owned	924	—
Lease liabilities arising from obtaining right-of-use lease assets	499	2,451
Amortization of unrealized losses on investment securities transferred to held-to-maturity at fair value	4,973	5,143

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

The Company's ACL model may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected or captured in the historical loss data. These factors include lending policies and practices, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral values, credit concentrations, or other internal and external factors.

Economic Forecasts and Model Assumptions

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

The Company periodically evaluates and updates the economic forecast models and related loss drivers used within its ACL methodologies. These models incorporate macroeconomic variables that management believes are most relevant to the credit risk characteristics of each portfolio segment. Selected variables and model specifications are reviewed at least annually and may be updated as additional portfolio performance data becomes available or if management determines that a different model better reflects the relationship between economic conditions and expected credit losses.

Portfolio Segmentation

The Company generally segments its portfolio by the loan classes established in the Federal Financial Institutions Examination Council ("FFIEC") Call Report, with additional sub-segments to better reflect underlying portfolio dynamics. The following is a description and associated risk characteristics of each loan segment:

Commercial and industrial loans

Commercial and industrial loans consist primarily of term loans and lines of credit to small- and middle-market businesses and professionals. The predominant risk characteristics of this segment are the cash flows of the business we lend to, global cash flows including guarantor liquidity, as well as economic and market conditions. Although our underwriting policies and practices generally require secondary sources of support or collateral to mitigate risk, cash flow generated from the borrower’s business is typically regarded as the principal source of repayment.

Construction loans

Construction loans include both residential and commercial development projects. Each construction project is evaluated for economic viability, as construction loans pose higher credit risks than typical secured loans. The predominant risk characteristics of this segment are the financial strength of the borrower, project completion risk (the risk that the project will not be completed on time and within budget), and geographic location.

Commercial real estate loans - Multi-family

Multi-family mortgage loans can comprise multi-building properties with extensive amenities or a single building with no amenities. The predominant risk characteristic of this segment is operating risk, or the ability to generate sufficient rental income from the operation of the property.

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

Consumer loans

Consumer loans consist of unsecured consumer lines of credit and non-revolving (term) consumer loans, including automobile loans. The predominant risk characteristics of this segment relate to current and projected economic conditions, as well as employment and income levels attributable to the borrower.

Purchased consumer loans

Purchased consumer loans consist of dealer and unsecured consumer loans. The predominant risk characteristics of this segment include current and projected economic conditions, employment and income levels, and the quality of purchased consumer loans.

The following table presents the Company's loan portfolio segments and the methodology used to measure expected credit losses.

Segment	Expected Credit Loss Methodology	Historical Look-Back Period	Economic Forecast Length	Reversion Method

Commercial and industrial	Discounted Cash Flow	2008 to present	One year	One year (straight-line basis)
Construction	Discounted Cash Flow
Commercial real estate - Multi-family	Discounted Cash Flow
Commercial real estate - All others	Discounted Cash Flow
Residential mortgage	Discounted Cash Flow
Home equity	Discounted Cash Flow
Consumer	Discounted Cash Flow
Consumer - Purchased	Weighted Average Remaining Maturity

ACL Methodologies

The Company utilizes the Discounted Cash Flow ("DCF") methodology for all segments, except for purchased consumer loans, as management believes the DCF methodology provides better alignment with the Current Expected Credit Losses ("CECL") standard by incorporating more granular assumptions and forward-looking forecasts. The DCF methodology incorporates assumptions regarding Probability of Default and Loss Given Default ("PD/LGD"), prepayment speeds, curtailment behavior, recovery rates, and recovery timing. These assumptions are reviewed periodically and updated as appropriate based on portfolio performance, internal experience, third-party studies, and other relevant information.

The DCF analysis is performed using a third-party software platform and leverages historical data. The Company uses the Moody's baseline forecast, which includes a one-year economic forecast period, followed by a one-year, straight-line reversion to the historical averages of the macroeconomic variables utilized.

The Company uses updated forecast models to incorporate post-COVID pandemic data and excludes data from the COVID-19 pandemic period due to abnormal and volatile economic and portfolio performance. Management continues to evaluate the relevance of historical periods utilized in model development and may adjust the data set as additional post-pandemic performance history becomes available.

For purchased consumer loans, the Company applies the Remaining Life methodology, also known as the Weighted Average Remaining Maturity ("WARM") methodology, due to the pooled nature of this portfolio.

Key assumptions and forecast model specifications are reviewed at least annually and updated as appropriate.

Discounted Cash Flow Methodology

The DCF methodology estimates CECL reserves as the difference between the amortized cost of a loan and the present value of expected future cash flows. Expected future cash flows are projected based on assumptions regarding PD/LGD, prepayments, curtailments, recovery rates, and recovery timing. The expected cash flows are discounted using the loan’s effective interest rate. The Company periodically reviews and updates these assumptions using internal portfolio data, third-party benchmark information, management judgment, and other relevant analyses.

Remaining Life or Weighted Average Remaining Maturity Methodology

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

2. INVESTMENT SECURITIES

The following tables present the amortized cost, fair value and related ACL on available-for-sale ("AFS") and held-to-maturity ("HTM") investment securities as of September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
September 30, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$140,209	$—	$(31,406)	$108,803	$—
Corporate securities	15,000	16	(331)	14,685	—
U.S. Treasury and other government-sponsored entities and agencies	95,307	26	(3,452)	91,881	—
Collateralized loan obligations	110,147	50	(142)	110,055	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	455,824	10	(56,136)	399,698	—
Residential - Non-government agencies	14,768	—	(1,394)	13,374	—
Commercial - U.S. government-sponsored entities and agencies	82,095	150	(14,511)	67,734	—
Total available-for-sale investment securities	$913,350	$252	$(107,372)	$806,230	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
September 30, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,794	$—	$(9,068)	$32,726	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	493,388	—	(91,480)	401,908	—
Total held-to-maturity investment securities	$535,182	$—	$(100,548)	$434,634	$—

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
December 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$141,163	$55	$(24,177)	$117,041	$—
U.S. Treasury and other government-sponsored entities and agencies	100,215	1,103	(1,293)	100,025	—
Collateralized loan obligations	40,960	32	(165)	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	442,221	3,032	(38,200)	407,053	—
Residential - Non-government agencies	15,935	150	(722)	15,363	—
Commercial - U.S. government-sponsored entities and agencies	79,040	415	(11,552)	67,903	—
Total available-for-sale investment securities	$819,534	$4,787	$(76,109)	$748,212	$—

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	ACL
December 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$41,925	$—	$(7,226)	$34,699	$—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	520,466	131	(59,451)	461,146	—
Total held-to-maturity investment securities	$562,391	$131	$(66,677)	$495,845	$—

The Company did not transfer any investment securities that were classified as AFS to HTM during the three and nine months ended September 30, 2026 and 2025.

During the three and nine months ended September 30, 2026, the Company recorded a total of $1.8 million and $5.0 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM. During the three and nine months ended September 30, 2025, the Company recorded a total of $1.8 million and $5.1 million, respectively, in amortization of unrecognized losses on investment securities previously transferred from AFS to HTM.

The Company elected to not estimate credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on investment securities is reported together with accrued interest receivable on loans and other assets in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable on investment securities totaled $5.2 million and $4.5 million, respectively.

The amortized cost, estimated fair value and weighted average yield of the Company's AFS and HTM investment securities as of September 30, 2026, are presented below, grouped by contractual maturity. Expected maturities may differ from contractual maturities due to the issuer's option to call or prepay obligations, with or without penalties. Securities that are not due at a single maturity date, such as mortgage-backed securities and other asset-backed investments, are presented separately.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
September 30, 2026
Available-for-sale:
Debt securities:
Due in one year or less	$1,387	$1,377	2.87%
Due after one year through five years	67,936	64,578	3.67
Due after five years through ten years	53,825	49,615	4.21
Due after ten years	127,368	99,799	2.91
Collateralized loan obligations	110,147	110,055	5.07
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	455,824	399,698	3.04
Residential - Non-government agencies	14,768	13,374	4.29
Commercial - U.S. government-sponsored entities and agencies	82,095	67,734	2.91
Total available-for-sale securities	$913,350	$806,230	3.43%

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (1)
September 30, 2026
Held-to-maturity:
Debt securities:
Due after ten years	$41,794	$32,726	2.29%
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	493,388	401,908	1.84
Total held-to-maturity securities	$535,182	$434,634	1.89%
(1)Weighted-average yields are computed on an annual basis, and yields on tax-exempt obligations are computed on a taxable-equivalent basis using a federal statutory tax rate of 21%.

The Company did not sell any investment securities during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold five AFS debt securities issued by state and political subdivisions. The investment securities had a cost basis of $1.5 million and were sold at a gross loss of $30 thousand.

Investment securities with carrying values totaling $664.6 million and $736.7 million as of September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, borrowings from the Federal Reserve Discount Window and other financial obligations.

As of September 30, 2026 and December 31, 2025, the Company did not hold investment securities of any one issuer, other than the U.S. Government and its agencies, that exceeded 10% of shareholders' equity.

The following tables summarize AFS and HTM investment securities that were in a loss position as of the dates presented. The data is aggregated by major security type and the length of time the securities have been in a continuous loss position.

There were a total of 229 and 179 AFS investment securities that were in an unrealized loss position, without an ACL, as of September 30, 2026 and December 31, 2025, respectively. There were a total of 83 and 81 HTM investment securities that were in an unrecognized loss position, without an ACL, as of September 30, 2026 and December 31, 2025, respectively.

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Available-for-sale:
Debt securities:
States and political subdivisions	$17,526	$(1,315)	$91,277	$(30,091)	$108,803	$(31,406)
Corporate securities	9,669	(331)	—	—	9,669	(331)
U.S. Treasury and other government-sponsored entities and agencies	72,482	(1,847)	10,339	(1,605)	82,821	(3,452)
Collateralized loan obligations	80,650	(142)	—	—	80,650	(142)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	168,450	(6,238)	227,494	(49,898)	395,944	(56,136)
Residential - Non-government agencies	7,253	(448)	6,121	(946)	13,374	(1,394)
Commercial - U.S. government-sponsored entities and agencies	16,920	(452)	45,005	(14,059)	61,925	(14,511)
Total	$372,950	$(10,773)	$380,236	$(96,599)	$753,186	$(107,372)

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
September 30, 2026
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$32,726	$(9,068)	$32,726	$(9,068)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	7,608	(45)	394,300	(91,435)	401,908	(91,480)
Total	$7,608	$(45)	$427,026	$(100,503)	$434,634	$(100,548)

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Available-for-sale:
Debt securities:
States and political subdivisions	$2,196	$(12)	$105,922	$(24,165)	$108,118	$(24,177)
U.S. Treasury and other government-sponsored entities and agencies	20,687	(48)	11,976	(1,245)	32,663	(1,293)
Collateralized loan obligations	21,002	(99)	10,020	(66)	31,022	(165)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	261,335	(38,200)	261,335	(38,200)
Residential - Non-government agencies	—	—	6,954	(722)	6,954	(722)
Commercial - U.S. government-sponsored entities and agencies	—	—	49,246	(11,552)	49,246	(11,552)
Total	$43,885	$(159)	$445,453	$(75,950)	$489,338	$(76,109)

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
December 31, 2025
Held-to-maturity:
Debt securities:
States and political subdivisions	$—	$—	$34,699	$(7,226)	$34,699	$(7,226)
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	—	—	450,997	(59,451)	450,997	(59,451)
Total	$—	$—	$485,696	$(66,677)	$485,696	$(66,677)

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

As of September 30, 2026 and December 31, 2025, the Company did not intend to sell the AFS and HTM securities that were in a loss position, and it was not more likely than not that the company would be required to sell such securities before recovery of their amortized cost basis. The Company evaluated these securities for credit losses and concluded that the decline in fair value was not attributable to credit factors. Accordingly, no ACL was recorded on these securities.

3. LOANS AND CREDIT QUALITY

The following table presents loans by class, excluding loans held for sale, net of deferred fees and costs as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$578,574	$594,592
Construction	217,144	213,191
Residential mortgage	1,802,348	1,839,191
Home equity	568,114	600,082
Commercial mortgage	1,713,014	1,594,433
Consumer	433,876	447,607
Loans, net of deferred fees and costs	$5,313,070	$5,289,096

Interest income on loans is accrued at the contractual rate of interest based on the unpaid principal balance. The Company has elected to not measure an estimate of credit losses on accrued interest receivable, as any uncollectible accrued interest receivable is written off in a timely manner. Accrued interest receivable on loans is reported together with accrued interest receivable on investment securities and other assets in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable on loans totaled $18.0 million and $18.3 million, respectively.

The Company did not transfer any loans to the held for sale category during the three and nine months ended September 30, 2026 and 2025 and did not sell any loans originally held for investment during the three and nine months ended September 30, 2026 and 2025.

Purchased Loans

The following table presents loan purchase activity by class at the time of purchase for the periods presented. None of the purchased loans were classified as purchased credit deteriorated ("PCD"), and there were no loans categorized as PCD during the periods presented.

Purchases of U.S. Mainland Consumer - Dealer:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Outstanding balance	$29,688	$33,297	$68,343	$97,524
Premium	1,462	832	2,126	2,068
Purchase price	$31,150	$34,129	$70,469	$99,592

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

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Secured by 1-4 Family Residential Properties	Allocated ACL	Secured by 1-4 Family Residential Properties	Allocated ACL
Residential mortgage	$9,620	$—	$10,572	$—
Home equity	2,673	—	2,608	—
Total	$12,293	$—	$13,180	$—

Other Real Estate Owned and Foreclosure Proceedings

As of September 30, 2026, other real estate owned totaled $1.0 million and consisted of a residential real estate property acquired through foreclosure during the second quarter of 2026. The property was transferred from loans to other real estate owned at a carrying value of $924 thousand. During the three months ended September 30, 2026, the carrying value of the property increased by approximately $49 thousand due to capitalized improvements made to the property. As of December 31, 2025, the Company did not own any foreclosed properties. The Company did not acquire any additional foreclosed properties or sell a foreclosed property during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.

The Company had $8.6 million and $10.3 million of residential mortgage and home equity loans collateralized by residential real estate properties that were in the process of foreclosure as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any commercial real estate loans in the process of foreclosure as of September 30, 2026 and December 31, 2025.

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

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Current Loans	Total Loans	Nonaccrual Loans With No ACL
(Dollars in thousands)
September 30, 2026
Commercial and industrial	$968	$453	$—	$138	$1,559	$577,015	$578,574	$—
Construction	—	—	—	—	—	217,144	217,144	—
Residential mortgage	—	2,484	—	9,620	12,104	1,790,244	1,802,348	9,620
Home equity	2,080	1,723	—	2,673	6,476	561,638	568,114	2,673
Commercial mortgage	32,691	—	—	—	32,691	1,680,323	1,713,014	—
Consumer	3,699	749	521	606	5,575	428,301	433,876	—
Total	$39,438	$5,409	$521	$13,037	$58,405	$5,254,665	$5,313,070	$12,293

	Accruing Loans 30 - 59 Days Past Due	Accruing Loans 60 - 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans	Total Past Due and Nonaccrual	Current Loans	Total Loans	Nonaccrual Loans With No ACL
(Dollars in thousands)
December 31, 2025
Commercial and industrial	$461	$218	$—	$591	$1,270	$593,322	$594,592	$—
Construction	—	—	—	—	—	213,191	213,191	—
Residential mortgage	6,399	2,030	664	10,572	19,665	1,819,526	1,839,191	10,572
Home equity	1,029	809	485	2,608	4,931	595,151	600,082	2,608
Commercial mortgage	—	—	—	—	—	1,594,433	1,594,433	—
Consumer	3,357	1,312	403	615	5,687	441,920	447,607	—
Total	$11,246	$4,369	$1,552	$14,386	$31,553	$5,257,543	$5,289,096	$13,180
Loan Modifications for Borrowers Experiencing Financial Difficulty

In the third quarter of 2026, the Company executed one loan modification for a borrower experiencing financial difficulty. The modification consisted of a term extension on a commercial real estate loan with an amortized cost basis of $0.6 million at the time of modification. The modified loan represented 0.03% of commercial real estate loans as of September 30, 2026. The financial effect of the modification for the term extension was not material.

In the first quarter of 2026, the Company executed one loan modification for a borrower experiencing financial difficulty. The modification consisted of a term extension on a commercial and industrial loan with an amortized cost basis of $1.0 million at the time of modification. The modified loan represented 0.16% of commercial and industrial loans as of September 30, 2026. The financial effect of the modification for the term extension was not material.

The Company did not execute any material loan modifications for borrowers experiencing financial difficulty, either individually or in the aggregate, during the nine months ended September 30, 2025.

The Company did not grant any concessions involving principal forgiveness or interest rate reductions during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the modified loans remained current and were performing in accordance with the modified terms. No payment defaults were recorded during the period ended September 30, 2026 related to loans modified for borrowers experiencing financial difficulty within the preceding twelve months.

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

	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior		Total
September 30, 2026
Commercial and industrial:
Risk Rating
Pass	$51,041	$41,575	$153,174	$27,593	$49,705	$135,437	$112,854	$571,379
Special Mention	—	436	990	—	—	—	298	1,724
Substandard	1,692	238	1,247	1,594	—	700	—	5,471
Subtotal	52,733	42,249	155,411	29,187	49,705	136,137	113,152	578,574
Construction:
Risk Rating
Pass	3,763	122,768	30,607	—	7,575	31,736	—	196,449
Substandard	—	—	—	—	—	20,695	—	20,695
Subtotal	3,763	122,768	30,607	—	7,575	52,431	—	217,144
Residential mortgage:
Risk Rating
Pass	96,858	87,097	51,832	70,817	224,102	1,262,022	—	1,792,728
Substandard	—	—	—	234	1,317	8,069	—	9,620
Subtotal	96,858	87,097	51,832	71,051	225,419	1,270,091	—	1,802,348
Home equity:
Risk Rating
Pass	106	333	1,209	8,977	23,149	46,901	484,766	565,441
Substandard	—	—	—	1,189	—	—	1,484	2,673
Subtotal	106	333	1,209	10,166	23,149	46,901	486,250	568,114
Commercial mortgage:
Risk Rating
Pass	259,294	189,417	95,518	86,739	206,029	820,774	—	1,657,771
Special Mention	—	—	1,967	—	—	2,030	—	3,997
Substandard	—	—	35,343	2,167	6,427	7,309	—	51,246
Subtotal	259,294	189,417	132,828	88,906	212,456	830,113	—	1,713,014
Consumer:
Risk Rating
Pass	42,426	114,963	71,950	34,489	63,585	64,313	41,024	432,750
Substandard	20	205	98	87	97	619	—	1,126
Subtotal	42,446	115,168	72,048	34,576	63,682	64,932	41,024	433,876
Total	$455,200	$557,032	$443,935	$233,886	$581,986	$2,400,605	$640,426	$5,313,070

	Gross Charge-Offs by Year of Origination
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Total
Nine Months Ended September 30, 2026
Commercial and industrial	$—	$362	$833	$383	$197	$1,519	$3,294
Real estate:
Residential mortgage	—	—	—	9	14	—	23
Consumer	15	772	954	521	3,076	1,912	7,250
Gross charge-offs	$15	$1,134	$1,787	$913	$3,287	$3,431	$10,567

	Amortized Cost of Term Loans by Year of Origination						Amortized Cost of Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior		Total
December 31, 2025
Commercial and industrial:
Risk Rating
Pass	$63,780	$166,412	$34,598	$56,913	$47,935	$115,991	$103,393	$589,022
Special Mention	—	660	1,869	—	—	—	—	2,529
Substandard	—	1,056	805	—	103	480	597	3,041
Subtotal	63,780	168,128	37,272	56,913	48,038	116,471	103,990	594,592
Construction:
Risk Rating
Pass	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Subtotal	57,887	24,133	24,091	48,970	17,741	40,369	—	213,191
Residential mortgage:
Risk Rating
Pass	95,400	72,780	79,382	237,379	556,527	786,487	—	1,827,955
Substandard	—	—	246	2,263	405	8,322	—	11,236
Subtotal	95,400	72,780	79,628	239,642	556,932	794,809	—	1,839,191
Home equity:
Risk Rating
Pass	416	988	10,944	25,112	15,989	31,915	511,625	596,989
Substandard	—	—	1,185	—	—	1,423	485	3,093
Subtotal	416	988	12,129	25,112	15,989	33,338	512,110	600,082
Commercial mortgage:
Risk Rating
Pass	204,072	146,975	92,107	204,149	210,061	681,060	5,771	1,544,195
Special Mention	—	—	593	—	—	471	—	1,064
Substandard	—	32,987	2,200	5,978	2,194	5,815	—	49,174
Subtotal	204,072	179,962	94,900	210,127	212,255	687,346	5,771	1,594,433
Consumer:
Risk Rating
Pass	81,799	85,641	54,227	97,994	71,458	17,527	37,944	446,590
Substandard	95	101	81	109	148	483	—	1,017
Subtotal	81,894	85,742	54,308	98,103	71,606	18,010	37,944	447,607
Total	$503,449	$531,733	$302,328	$678,867	$922,561	$1,690,343	$659,815	$5,289,096

	Gross Charge-Offs by Year of Origination
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Nine Months Ended September 30, 2025
Commercial and industrial	$74	$2,152	$207	$876	$231	$969	$4,509
Consumer	105	874	538	4,733	1,630	785	8,665
Gross charge-offs	$179	$3,026	$745	$5,609	$1,861	$1,754	$13,174

4. ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR OFF-BALANCE SHEET CREDIT EXPOSURES

The following tables present by segment, the activities in the ACL on loans during the periods presented:

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended September 30, 2026
Beginning balance	$8,165	$4,319	$13,092	$1,075	$21,353	$12,577	$60,581
Provision (credit) for credit losses on loans	120	(222)	(10)	11	(240)	2,270	1,929
Gross charge-offs	(885)	—	—	—	—	(2,666)	(3,551)
Gross recoveries	284	—	9	3	—	586	882
Net (charge-offs) recoveries	(601)	—	9	3	—	(2,080)	(2,669)
Ending balance	$7,684	$4,097	$13,091	$1,089	$21,113	$12,767	$59,841

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Three Months Ended September 30, 2025
Beginning balance	$7,240	$3,363	$13,878	$1,049	$20,265	$13,816	$59,611
Provision (credit) for credit losses on loans	516	603	303	105	299	1,614	3,440
Gross charge-offs	(1,071)	—	—	—	—	(2,824)	(3,895)
Gross recoveries	204	—	8	9	—	1,016	1,237
Net (charge-offs) recoveries	(867)	—	8	9	—	(1,808)	(2,658)
Ending balance	$6,889	$3,966	$14,189	$1,163	$20,564	$13,622	$60,393

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Nine Months Ended September 30, 2026
Beginning balance	$7,982	$3,815	$14,219	$1,242	$19,544	$12,819	$59,621
Provision (credit) for credit losses on loans	2,339	280	(1,132)	(168)	1,569	5,069	7,957
Gross charge-offs	(3,294)	—	(23)	—	—	(7,250)	(10,567)
Gross recoveries	657	2	27	15	—	2,129	2,830
Net (charge-offs) recoveries	(2,637)	2	4	15	—	(5,121)	(7,737)
Ending balance	$7,684	$4,097	$13,091	$1,089	$21,113	$12,767	$59,841

(Dollars in thousands)	Commercial & Industrial	Construction	Residential Mortgage	Home Equity	Commercial Mortgage	Consumer	Total
Nine Months Ended September 30, 2025
Beginning balance	$7,113	$2,316	$15,267	$2,335	$18,882	$13,269	$59,182
Provision (credit) for credit losses on loans	3,715	1,647	(1,103)	(1,193)	1,682	6,407	11,155
Gross charge-offs	(4,509)	—	—	—	—	(8,665)	(13,174)
Gross recoveries	570	3	25	21	—	2,611	3,230
Net (charge-offs) recoveries	(3,939)	3	25	21	—	(6,054)	(9,944)
Ending balance	$6,889	$3,966	$14,189	$1,163	$20,564	$13,622	$60,393

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$6,149	$4,014	$5,442	$2,570
(Credit) provision for off-balance sheet credit exposures	(37)	717	670	2,161
Ending balance	$6,112	$4,731	$6,112	$4,731

5. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents the components of the Company's investments in unconsolidated entities as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Investments in low income housing tax credit partnerships	$53,281	$58,496
Investments in common securities of statutory trusts	1,547	1,547
Investments in affiliates	37	120
Other	1,186	1,186
Total	$56,051	$61,349

As of September 30, 2026 and December 31, 2025, the Company's total commitments to fund low-income housing tax credit ("LIHTC") partnerships were $80.1 million and $80.0 million, respectively.

Unfunded commitments related to LIHTC partnerships totaled $14.3 million and $25.9 million as of September 30, 2026 and December 31, 2025, respectively. These amounts were included in other liabilities in the Company's consolidated balance sheets.

The Company accounts for its investments in LIHTC partnerships using the proportional amortization method, and these investments are reported in investments in unconsolidated entities in the Company's consolidated balance sheets.

The following table presents the expected payments for unfunded commitments related to LIHTC and other partnership investments as of September 30, 2026. The table includes expected funding for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(Dollars in thousands)	LIHTC	Other	Total
Year Ending December 31,
2026 (remainder)	$522	$553	$1,075
2027	2,793	—	2,793
2028	5,482	—	5,482
2029	4,921	—	4,921
2030	141	—	141
2031	46	—	46
Thereafter	398	—	398
Total unfunded commitments	$14,303	$553	$14,856

The following table presents amortization and tax credits recognized associated with our investments in LIHTC partnerships for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Proportional amortization method:
Amortization expense recognized in income tax expense	$1,783	$1,537	$5,351	$4,604
Tax credits recognized in income tax expense	2,086	1,798	6,258	5,386

The Company has a commitment of $2.0 million to the JAM FINTOP Banktech Fund, L.P. ("JAM FINTOP"). The Company does not have the ability to exercise significant influence over JAM FINTOP, and the investment does not have a readily determinable fair value. Accordingly, the Company determined that the cost method of accounting for the investment was appropriate.

In 2025, the Company received a distribution of proceeds from the sale of one of JAM FINTOP's portfolio companies of $0.9 million. The proceeds were treated as a return on capital and applied against the cost basis of the investment in JAM FINTOP.

The Company's unfunded commitment related to JAM FINTOP was $0.6 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively. These amounts are included in other liabilities in the Company's consolidated balance sheets.

6. MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not reported on the Company's consolidated balance sheets. The following table presents mortgage loans serviced for others by investor:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Mortgage loan portfolio serviced for:
Federal National Mortgage Association	$710,192	$741,186
Federal Home Loan Mortgage Corporation	400,280	429,933
Federal Home Loan Bank	280	303
Total loans serviced for others	$1,110,752	$1,171,422

The following tables present changes in the carrying value and the fair value of mortgage servicing rights for the periods presented:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$8,364	$8,436	$8,672	$8,473
Additions	70	233	240	593
Amortization	(222)	(210)	(700)	(607)
Ending balance	$8,212	$8,459	$8,212	$8,459

Fair value, beginning balance	$11,467	$11,897	$11,301	$12,387
Fair value, ending balance	$12,241	$11,454	$12,241	$11,454

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

MSRs are initially recorded at fair value at the time of loan sale and thereafter carried at the lower of amortized cost or fair value and are evaluated for impairment at each reporting date. The Company estimates fair value using discounted cash flow models that incorporate expected servicing cash flows, prepayment assumptions, discount rates, servicing income and servicing costs. Changes in prepayment speeds, which are influenced by interest rates, home prices, and borrower behavior, can have a significant impact on MSR fair values. Generally, declining interest rates increase prepayment activity and reduce MSR value, while rising rates decrease prepayment activity and may increase MSR values. These assumptions are subjective and require management judgment and are updated periodically to reflect changes in market conditions, loan characteristics, and expected borrower behavior. MSRs are classified as Level 3 assets within the fair value hierarchy because the valuation relies on significant unobservable inputs.

Fair value estimates and underlying assumptions are reviewed periodically and, where available, compared with observable market data and third-party valuations.

The following table presents the key assumptions used in estimating the fair value of MSRs as of the dates presented:

	September 30, 2026	December 31, 2025
Weighted average discount rate	9.5%	9.5%
Weighted average prepayment speed assumption	9.6	12.3

The Company evaluates MSRs for impairment at each reporting date. Impairment exists when the carrying amount of the MSRs exceeds their estimated fair value. Any impairment is recognized through a valuation allowance, with subsequent recoveries recognized to the extent of previously recorded impairment. The Company recorded no impairment related to its MSRs as of September 30, 2026.

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

The Company had no interest rate lock commitments outstanding as of September 30, 2026 and December 31, 2025.

The Company had $0.8 million and $1.1 million of forward sale commitments outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

The Company had RPAs with total notional amounts of $51.8 million and $52.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, the Company had entered into swap agreements with borrowers totaling $84.8 million in notional amount, compared to $60.7 million as of December 31, 2025. These agreements were offset by back-to-back swap agreements with third-party financial institutions for the same notional amounts. The Company received $11.6 million and $6.6 million in counter-party cash collateral related to the back-to-back swap agreements as of September 30, 2026 and December 31, 2025, respectively.

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

The interest rate swap is carried at fair value on the Company’s consolidated balance sheet, recorded in other assets (if the fair value is positive) or other liabilities (if the fair value is negative). The changes in the fair value of the interest rate swap are recognized in interest income. Unrealized gains or losses on the hedged municipal securities attributable to changes in benchmark interest rates are recorded as adjustments to the carrying value of the hedged debt securities and recognized in the same interest income line item.

The hedged municipal debt securities are classified as AFS securities. Accordingly, unrealized gains and losses on these securities are initially recognized in AOCI. As part of the fair value hedge relationship, the portion of the change in fair value attributable to changes in the designated benchmark interest rate is subsequently reclassified from AOCI to interest income through adjustments to the carrying value of the hedged securities. These amounts offset changes in the fair value of the interest rate swap recognized in interest income.

The Company uses the long-haul method to assess hedge effectiveness, which is a statistical regression analysis that consists of historical observations of prior period periodic changes in fair value of both the hedge and the hedged item. The assessment is based on the Federal Funds benchmark interest rate component of the hedged item only with changes in credit unhedged. The assessment is performed on a quarterly basis. As of September 30, 2026, the hedge was determined to be highly effective, and the Company expects the hedge to remain effective for the duration of the swap.

During the three months ended September 30, 2026 and 2025, the Company recognized net interest income of $0.4 million and $0.7 million, respectively, from net periodic settlements on its interest rate swap, which is included in interest income on taxable investment securities. For the nine months ended September 30, 2026 and 2025, the Company recognized net interest income of $1.2 million and $2.1 million, respectively, from the swap.

The following tables present the location of all assets and liabilities associated with our derivative instruments within the consolidated balance sheets as of the dates presented:

Derivative Financial Instruments Not Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(Dollars in thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate lock and forward sale commitments	Other assets / other liabilities	$4	$—	$—	$4
Risk participation agreements	Other assets / other liabilities	—	—	—	3
Back-to-back swap agreements	Other assets / other liabilities	3,898	3,045	3,898	3,045

Derivative Financial Instruments Designated as Hedging Instruments		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
(Dollars in thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate swap	Other assets / other liabilities	$6,907	$4,163	$—	$—

The following tables present the impact of derivative instruments and their location within the consolidated statements of income for the periods presented:

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(Dollars in thousands)
Three Months Ended September 30, 2026
Interest rate lock and forward sale commitments	Mortgage banking income	$8
Loans held for sale	Other income	(5)
Back-to-back swap agreements	Other service charges and fees	184

Three Months Ended September 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	(16)
Back-to-back swap agreements	Other service charges and fees	49

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(Dollars in thousands)
Nine Months Ended September 30, 2026
Interest rate lock and forward sale commitments	Mortgage banking income	$7
Loans held for sale	Other income	2
Risk participation agreements	Other service charges and fees	3
Back-to-back swap agreements	Other service charges and fees	252

Nine Months Ended September 30, 2025
Interest rate lock and forward sale commitments	Mortgage banking income	(59)
Loans held for sale	Other income	78
Back-to-back swap agreements	Other service charges and fees	225

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(Dollars in thousands)
Three Months Ended September 30, 2026
Interest rate swap	Interest income	$401

Three Months Ended September 30, 2025
Interest rate swap	Interest income	675

Derivative Financial Instruments Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
(Dollars in thousands)
Nine Months Ended September 30, 2026
Interest rate swap	Interest income	$1,232

Nine Months Ended September 30, 2025
Interest rate swap	Interest income	2,142

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of the periods presented:

Line Item in the Consolidated Balance Sheets
(Dollars in thousands)	September 30, 2026	December 31, 2025
Investment securities, available-for-sale:
Carrying amount of the hedged assets	$86,026	$92,517
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets	(7,226)	(4,385)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the Company's long-term debt, which is based on original maturity and consists of advances under the arrangement with Federal Home Loan Bank of Des Moines (the "FHLB") and junior subordinated debentures as of the dates presented. These borrowing agreements may include customary financial covenants, with which the Company was in compliance as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Long-term debt:
Federal Home Loan Bank long-term advances	$25,000	$25,000
Junior subordinated debentures	51,547	51,547
Total	$76,547	$76,547

At September 30, 2026, future principal payments on long-term debt based on redemption date or final maturity are as follows:

(Dollars in thousands)
Year Ending December 31,
2026 (remainder)	$—
2027	—
2028	25,000
2029	—
2030	—
2031	—
Thereafter	51,547
Total	$76,547

Federal Home Loan Bank Advances and Other Borrowings

The Bank is a member of the Federal Home Loan Bank of Des Moines. As of September 30, 2026, the Bank maintained a $1.88 billion line of credit, compared to $1.80 billion as of December 31, 2025. The undrawn amount under this arrangement was $1.75 billion as of September 30, 2026, compared to $1.68 billion as of December 31, 2025. There were no short-term borrowings outstanding under this arrangement as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, there was a $25.0 million long-term advance under the FHLB arrangement bearing an interest rate of 4.02%, and matures on February 1, 2028.

The FHLB also provides standby letters of credit on behalf of the Bank to secure certain public deposits. If the FHLB is required to make a payment under a standby letter of credit, the amount is converted to an advance. As of September 30, 2026, standby letters of credit under this arrangement totaled $102.5 million, compared to $95.6 million as of December 31, 2025. These letters of credit reduce the available borrowing capacity under the total line of credit, similar to outstanding advances.

In accordance with the collateral provisions of the Advances, Security and Deposit Agreement with the FHLB, the Bank pledged certain real estate loans with a carrying value of approximately $2.73 billion and $2.76 billion as of September 30, 2026 and December 31, 2025, respectively, as collateral for the FHLB advances and standby letters of credit.

The Bank also had access to the Federal Reserve Discount Window, with additional unused borrowing capacity of $188.7 million and $206.4 million as of September 30, 2026 and December 31, 2025, respectively. Certain commercial and commercial real estate loans with a par value totaling $93.0 million and $98.9 million as of September 30, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve as collateral on the line of credit. In addition, investment securities with a par value of $162.2 million and $172.0 million as of September 30, 2026 and December 31, 2025, respectively, were pledged to the Federal Reserve in support of the line of credit. The Federal Reserve does not have the right to sell or repledge these assets.

Additionally, the Bank had unused unsecured credit lines with other lenders totaling $75.0 million that was available as of September 30, 2026 and December 31, 2025.

Junior Subordinated Debentures

The following table presents the Company's junior subordinated debentures outstanding, which are recorded in long-term debt on the Company's consolidated balance sheets as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025	Interest Rate and Maturity Date
CPB Capital Trust IV ("Trust IV")	$30,928	$30,928	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 2.45%, maturing on December 15, 2034
CPB Statutory Trust V ("Trust V")	20,619	20,619	Three-month CME Term SOFR + tenor spread adjustment of 0.26% + 1.87%, maturing on December 15, 2034
Total	$51,547	$51,547

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

9. EQUITY

As a Hawaii state-chartered bank, Central Pacific Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. As of September 30, 2026 and December 31, 2025, the Bank had Statutory Retained Earnings of $243.5 million and $234.7 million, respectively.

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

During the nine months ended September 30, 2026, the Company repurchased 937,364 shares of common stock at an aggregate cost of $33.0 million under the 2026 Repurchase Plan. As of September 30, 2026, $22.0 million remained available for repurchase under the 2026 Repurchase Plan. There can be no assurance that share repurchases will continue at the current rate or at all.

The Company accounts for share repurchases under the cost method, recording the total cost of repurchased shares as a reduction of common stock until their future disposition is determined. These shares are held as authorized but unissued and may be reissued from time to time on such terms, prices, and conditions as determined by the Board of Directors.

In connection with the Company's recapitalization in 2011, the total number of authorized shares of common stock was increased to 185,000,000. From the completion of the Company’s 2011 recapitalization through September 30, 2026 and December 31, 2025, the Company has repurchased an aggregate of 18,459,870 and 17,522,506 shares, respectively.

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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$229	$319	$548	$297	$661	$958
Service charges on deposit accounts	2,450	—	2,450	2,330	—	2,330
Other service charges and fees	5,941	575	6,516	5,914	558	6,472
Income from fiduciary activities	1,614	—	1,614	1,547	—	1,547
Income from bank-owned life insurance	—	584	584	—	1,879	1,879
Net (losses) gains on sales of investment securities	—	—	—	—	(30)	(30)
Other	380	265	645	—	351	351
Total other operating income	$10,614	$1,743	$12,357	$10,088	$3,419	$13,507

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Dollars in thousands)	In-Scope	Out-of-Scope	Total	In-Scope	Out-of-Scope	Total
Other operating income:
Mortgage banking income	$779	$1,111	$1,890	$736	$1,563	$2,299
Service charges on deposit accounts	6,999	—	6,999	6,601	—	6,601
Other service charges and fees	16,941	1,694	18,635	16,372	1,823	18,195
Income from fiduciary activities	4,617	—	4,617	4,672	—	4,672
Income from bank-owned life insurance	—	3,982	3,982	—	4,636	4,636
Net (losses) gains on sales of investment securities	—	—	—	—	(30)	(30)
Other	1,492	936	2,428	—	1,243	1,243
Total other operating income	$30,828	$7,723	$38,551	$28,381	$9,235	$37,616

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

The following table presents the activities of RSUs and PSUs for the nine months ended September 30, 2026:

(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Unvested RSUs and PSUs outstanding, beginning of period	289,154	$24.27
Changes during the period:
Granted	94,810	32.33
Forfeited/cancelled	(35,298)	24.63
Added by performance factor	22,509	21.95
Vested	(104,228)	22.90	$3,588
Unvested RSUs and PSUs outstanding, end of period	266,947	27.43

The following table presents the activities of RSUs and PSUs for the nine months ended September 30, 2025:

(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value Per Share	Fair Value of RSUs and PSUs That Vested During the Period
Unvested RSUs and PSUs outstanding, beginning of period	284,151	$22.48
Changes during the period:
Granted	108,246	30.12
Forfeited/cancelled	(1,763)	29.05
Vested	(102,355)	25.45	$3,032
Unvested RSUs and PSUs outstanding, end of period	288,279	24.22

12. SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

The Bank has a Supplemental Executive Retirement Plan ("SERP") which provides supplemental retirement benefits to former officers of the Company. The SERP holds no plan assets other than employer contributions that are paid as benefits during the year.

The projected benefit obligation of the unfunded SERP is recorded in other liabilities on the Company's consolidated balance sheets. As of September 30, 2026, the projected benefit obligation was $8.8 million, compared to $8.9 million as of December 31, 2025. The Company expects to pay approximately $0.6 million in benefit payments under the SERP in the next 12 months.

The following table presents the components of net periodic benefit cost for the SERP for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest cost	$107	$113	$321	$341
Amortization of net actuarial gain	1	—	2	—
Net periodic benefit cost	$108	$113	$323	$341

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

The following table presents total lease cost, cash flow information, weighted-average remaining lease term and weighted-average discount rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease cost:
Operating lease cost	$1,260	$1,316	$3,779	$3,959
Variable lease cost	778	727	2,204	1,989
Total lease cost	$2,038	$2,043	$5,983	$5,948

Other information:
Operating cash flows from operating leases	$(1,263)	$(1,283)	$(3,757)	$(3,842)
Weighted-average remaining lease term - operating leases	8.92 years	9.38 years	8.92 years	9.38 years
Weighted-average discount rate - operating leases	4.14%	4.15%	4.14%	4.15%

The following table presents a schedule of annual undiscounted cash flows for our operating leases and a reconciliation of those cash flows to the operating lease liabilities as of September 30, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years and all years thereafter:

	Undiscounted Cash Flows	Lease Liability Expense	Lease Liabilities
(Dollars in thousands)
Year Ending December 31,
2026 (remainder)	$1,247	$234	$1,013
2027	4,257	843	3,414
2028	3,432	722	2,710
2029	3,016	619	2,397
2030	3,036	519	2,517
2031	2,683	420	2,263
Thereafter	10,166	1,435	8,731
Total	$27,837	$4,792	$23,045

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

In addition, the Company, as lessor, leases certain properties that it owns. All of these leases are operating leases. The following table presents lease income related to these leases that was recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total rental income recognized	$386	$402	$1,166	$1,351

The following table presents estimated lease payments, based on the Company's leases as lessor as of September 30, 2026, for the remainder of fiscal year 2026, the next five succeeding fiscal years, and all years thereafter:

(Dollars in thousands)
Year Ending December 31,
2026 (remainder)	$392
2027	1,453
2028	1,017
2029	859
2030	724
2031	621
Thereafter	692
Total	$5,758

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the components of AOCI for the periods presented:

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2026
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(29,921)	$(7,905)	$(22,016)
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,756	463	1,293
Net change in fair value of investment securities	(28,165)	(7,442)	(20,723)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	1,716	453	1,263
Net change in fair value of derivatives	1,716	453	1,263

SERP:
Amortization of net actuarial gain	2	1	1
SERP	2	1	1

Other comprehensive loss	$(26,447)	$(6,988)	$(19,459)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$11,774	$3,104	$8,670
Less: Reclassification adjustments from AOCI realized in net income	30	8	22
Less: Amortization of unrealized losses on investment securities transferred to HTM	1,818	479	1,339
Net change in fair value of investment securities	13,622	3,591	10,031

Net change in fair value of derivatives:
Net unrealized losses arising during the period	(583)	(154)	(429)

Other comprehensive income	$13,039	$3,437	$9,602

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2026
Net change in fair value of investment securities:
Net unrealized losses on AFS investment securities arising during the period	$(35,798)	$(9,483)	$(26,315)
Less: Amortization of unrealized losses on investment securities transferred to HTM	4,973	1,296	3,677
Net change in fair value of investment securities	(30,825)	(8,187)	(22,638)

Net change in fair value of derivatives:
Net unrealized gains arising during the period	2,840	751	2,089

SERP:
Amortization of net actuarial gain	3	1	2
SERP	3	1	2

Other comprehensive loss	$(27,982)	$(7,435)	$(20,547)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2025
Net change in fair value of investment securities:
Net unrealized gains on AFS investment securities arising during the period	$29,408	$7,755	$21,653
Less: Reclassification adjustments from AOCI realized in net income	30	8	22
Less: Amortization of unrealized losses on investment securities transferred to HTM	5,143	1,356	3,787
Net change in fair value of investment securities	34,581	9,119	25,462

Net change in fair value of derivatives:
Net unrealized losses arising during the period	$(4,205)	$(1,109)	$(3,096)

Other comprehensive income	$30,376	$8,010	$22,366

The following tables present the changes in each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

(Dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2026
Balance at beginning of period	$(92,809)	$4,066	$387	$(88,356)

Other comprehensive (loss) income before reclassifications	(22,016)	1,263	—	(20,753)
Reclassification adjustments from AOCI	1,293	—	1	1,294
Total other comprehensive (loss) income	(20,723)	1,263	1	(19,459)

Balance at end of period	$(113,532)	$5,329	$388	$(107,815)

(Dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Three Months Ended September 30, 2025
Balance at beginning of period	$(106,060)	$3,827	$575	$(101,658)

Other comprehensive income (loss) before reclassifications	8,670	(429)	—	8,241
Reclassification adjustments from AOCI	1,361	—	—	1,361
Total other comprehensive income (loss)	10,031	(429)	—	9,602

Balance at end of period	$(96,029)	$3,398	$575	$(92,056)

(Dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2026
Balance at beginning of period	$(90,894)	$3,240	$386	$(87,268)

Other comprehensive (loss) income before reclassifications	(26,315)	2,089	—	(24,226)
Reclassification adjustments from AOCI	3,677	—	2	3,679
Total other comprehensive (loss) income	(22,638)	2,089	2	(20,547)

Balance at end of period	$(113,532)	$5,329	$388	$(107,815)

(Dollars in thousands)	Investment Securities	Derivatives	SERP	AOCI
Nine Months Ended September 30, 2025
Balance at beginning of period	$(121,491)	$6,494	$575	$(114,422)

Other comprehensive income (loss) before reclassifications	21,653	(3,096)	—	18,557
Reclassification adjustments from AOCI	3,809	—	—	3,809
Total other comprehensive income (loss)	25,462	(3,096)	—	22,366

Balance at end of period	$(96,029)	$3,398	$575	$(92,056)

The following tables present the amounts reclassified out of each component of AOCI for the periods presented:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$—	$30	Net loss on sale of investment securities
Tax effect	—	(8)	Income tax benefit
Net of tax	—	22

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$1,756	$1,818	Interest and dividends on investment securities
Tax effect	(463)	(479)	Income tax benefit
Net of tax	1,293	1,339

SERP:
Amortization of net actuarial gain	2	—	Other operating expense - other
Tax effect	(1)	—	Income tax expense
Net of tax	1	—

Total reclassification adjustments from AOCI for the period, net of tax	$1,294	$1,361

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Sale of AFS investment securities:
Realized loss on sale of AFS investment securities	$—	$30	Net loss on sale of investment securities
Tax effect	—	(8)	Income tax benefit
Net of tax	—	22

Amortization of unrealized losses on investment securities transferred to HTM:
Amortization	$4,973	$5,143	Interest and dividends on investment securities
Tax effect	(1,296)	(1,356)	Income tax benefit
Net of tax	3,677	3,787

SERP:
Amortization of net actuarial gain	3	—	Other operating expense - other
Tax effect	(1)	—	Income tax expense
Net of tax	2	—

Total reclassification adjustments from AOCI for the period, net of tax	$3,679	$3,809

15. EARNINGS PER SHARE

The following table presents the information used to compute basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$22,776	$18,574	$64,323	$54,605

Weighted-average shares outstanding for basic earnings per share	25,676,279	26,968,163	25,982,180	27,014,059
Add: Dilutive effect of employee stock options and awards	141,138	115,117	129,544	104,765
Weighted-average shares outstanding for diluted earnings per share	25,817,417	27,083,280	26,111,724	27,118,824

Basic earnings per share	$0.89	$0.69	$2.48	$2.02
Diluted earnings per share	$0.88	$0.69	$2.46	$2.01

Anti-dilutive employee stock options and awards	—	—	545	309

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

Loans

Fair values of loans are estimated using discounted cash flows models applied to portfolios of loans with similar financial characteristics including the type of loan, interest terms, and repayment history. Cash flows are discounted using estimated market rates that reflect credit and interest rate risks. These rates are derived from market data and borrower-specific information. The weighted average discount rate used in the valuation of loans was 7.68% as of September 30, 2026, and 6.33% as of December 31, 2025. Fair value measurements are based on the exit price notion, in accordance with ASU 2016-01.

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

For time deposits, fair value is estimated by discounting future cash flows using rates currently offered for FHLB advances of similar remaining maturities. The weighted average discount rate used in the valuation of time deposits was 4.42% as of September 30, 2026 and 3.81% as of December 31, 2025.

Long-Term Debt

Fair values of long-term debt are estimated by discounting scheduled cash flows over the contractual borrowing period using estimated market rates for similar borrowing arrangements. The weighted average discount rate used in the valuation of long-term debt was 6.69% as of September 30, 2026 and 6.12% as of December 31, 2025.

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

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Financial assets:
Cash and due from financial institutions	$116,691	$116,691	$116,691	$—	$—
Interest-bearing deposits in other financial institutions	242,725	242,725	242,725	—	—
Investment securities	1,341,412	1,240,864	58,363	1,176,327	6,174
Loans held for sale	777	777	—	777	—
Loans	5,313,070	4,909,265	—	—	4,909,265
Mortgage servicing rights	8,212	12,241	—	—	12,241
Accrued interest receivable	25,176	25,176	1,187	5,005	18,984

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,897,421	1,897,421	1,897,421	—	—
Interest-bearing demand and savings and money market	3,821,747	3,821,747	3,821,747	—	—
Time	944,694	937,050	—	—	937,050
Long-term debt	76,547	76,053	—	—	76,053
Accrued interest payable	5,397	5,397	81	—	5,316

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Off-balance sheet financial instruments:
Commitments to extend credit	$1,388,023	$—	$1,142	$—	$1,142	$—
Standby letters of credit and financial guarantees written	2,751	—	41	—	41	—

Derivatives:
Forward sale commitments	785	4	4	—	4	—
Risk participation agreements	51,760	—	—	—	—	—
Back-to-back swap agreements:
Assets	84,814	3,898	3,898	—	3,898	—
Liabilities	(84,814)	(3,898)	(3,898)	—	(3,898)	—
Interest rate swap agreements	114,580	6,907	6,907	—	6,907	—

			Fair Value Measurement Using
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets:
Cash and due from financial institutions	$88,200	$88,200	$88,200	$—	$—
Interest-bearing deposits in other financial institutions	290,453	290,453	290,453	—	—
Investment securities	1,310,603	1,244,057	61,291	1,176,050	6,716
Loans held for sale	1,084	1,084	—	1,084	—
Loans	5,289,096	5,016,971	—	—	5,016,971
Mortgage servicing rights	8,672	11,301	—	—	11,301
Accrued interest receivable	23,559	23,559	651	4,075	18,833

Financial liabilities:
Deposits:
Noninterest-bearing demand	1,891,198	1,891,198	1,891,198	—	—
Interest-bearing demand and savings and money market	3,734,629	3,734,629	3,734,629	—	—
Time	983,937	978,868	—	—	978,868
Long-term debt	76,547	73,579	—	—	73,579
Accrued interest payable	7,068	7,068	102	—	6,966

				Fair Value Measurement Using
(Dollars in thousands)	Notional Amount	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Off-balance sheet financial instruments:
Commitments to extend credit	$1,337,099	$—	$1,063	$—	$1,063	$—
Standby letters of credit and financial guarantees written	2,624	—	39	—	39	—

Derivatives:
Forward sale commitments	1,095	(4)	(4)	—	(4)	—
Risk participation agreements	52,435	(3)	(3)	—	(3)	—
Back-to-back swap agreements:
Assets	60,660	3,045	3,045	—	3,045	—
Liabilities	(60,660)	(3,045)	(3,045)	—	(3,045)	—
Interest rate swap agreements	114,580	4,163	4,163	—	4,163	—

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

Fair Value Hierarchy Transfers

During the nine months ended September 30, 2026, the Company did not transfer any financial assets or liabilities to or from Level 3.

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

The following tables present the fair value of financial assets and liabilities measured on a recurring basis as of the dates presented:

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Available-for-sale securities:
Debt securities:
States and political subdivisions	$108,803	$—	$103,242	$5,561
Corporate securities	14,685	—	14,685	—
U.S. Treasury and other government-sponsored entities and agencies	91,881	58,363	33,518	—
Collateralized loan obligations	110,055	—	110,055	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	399,698	—	399,698	—
Residential - Non-government agencies	13,374	—	12,761	613
Commercial - U.S. government-sponsored entities and agencies	67,734	—	67,734	—
Total available-for-sale investment securities	806,230	58,363	741,693	6,174

Derivatives:
Forward sale commitments	4	—	4	—
Back-to-back swap agreements:
Assets	3,898	—	3,898	—
Liabilities	(3,898)	—	(3,898)	—
Interest rate swap agreements	6,907	—	6,907	—
Total derivatives	6,911	—	6,911	—
Total	$813,141	$58,363	$748,604	$6,174

		Fair Value at Reporting Date Using
(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Available-for-sale securities:
Debt securities:
States and political subdivisions	$117,041	$—	$110,993	$6,048
U.S. Treasury and other government-sponsored entities and agencies	100,025	61,291	38,734	—
Collateralized loan obligations	40,827	—	40,827	—
Mortgage-backed securities:
Residential - U.S. government-sponsored entities and agencies	407,053	—	407,053	—
Residential - Non-government agencies	15,363	—	14,695	668
Commercial - U.S. government-sponsored entities and agencies	67,903	—	67,903	—
Total available-for-sale investment securities	748,212	61,291	680,205	6,716

Derivatives:
Forward sale commitments	(4)	—	(4)	—
Risk participation agreements	(3)	—	(3)	—
Back-to-back swap agreements:				—
Assets	3,045	—	3,045	—
Liabilities	(3,045)	—	(3,045)	—
Interest rate swap agreements	4,163	—	4,163	—
Total derivatives	4,156	—	4,156	—
Total	$752,368	$61,291	$684,361	$6,716

The following table presents changes in Level 3 financial assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Available-For-Sale Debt Securities:
(Dollars in thousands)	States and Political Subdivisions	Residential - Non-Government Agencies	Total
Balance at December 31, 2025	$6,048	$668	$6,716
Principal payments received	(220)	(19)	(239)
Unrealized net (loss) gain included in other comprehensive income	(267)	(36)	(303)
Balance at September 30, 2026	$5,561	$613	$6,174

Balance at December 31, 2024	$6,165	$682	$6,847
Principal payments received	(178)	(18)	(196)
Unrealized net gain (loss) included in other comprehensive income	149	13	162
Balance at September 30, 2025	$6,136	$677	$6,813

The Company estimates the fair value of Level 3 financial assets and liabilities using a discounted cash flow model that calculates the present value of estimated future principal and interest payments. Based on this methodology, the estimated aggregate fair value of Level 3 financial assets and liabilities measured at fair value on a recurring basis was $6.2 million as of September 30, 2026, compared to $6.7 million as of December 31, 2025.

The weighted-average discount rate is the primary unobservable input used in the fair value measurement of the available-for-sale debt securities. The weighted average discount rate utilized was 7.06% as of September 30, 2026, 5.92% as of

December 31, 2025, and 5.78% as of September 30, 2025. These discount rates were derived by incorporating a credit spread over the FHLB Fixed-Rate Advance curve. A significant increase in the weighted-average discount rate could result in a lower fair value, while a decrease could result in a higher fair value.

There were no financial assets or liabilities measured on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

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

Revenue is primarily generated from loans, investments, and deposits, as presented in the Company's consolidated balance sheets. Significant expenses include interest expense, provisions for credit losses, and salaries and employee benefits, as reflected in the Company's consolidated statements of income that are reviewed by the CODM. Segment performance is assessed using consolidated net income, with a primary focus on net interest income, rather than gross interest income and expense.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this quarterly report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the U.S. Securities and Exchange Commission ("SEC"), in press releases and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act.

Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital expenditures, payment or nonpayment of dividends, net interest income, capital levels, credit losses, net interest margin, liquidity, and other financial items; (ii) statements of plans, objectives, and expectations of Central Pacific Financial Corp. (the "Company") or its management or Board of Directors, including those relating to business strategies, use of capital, products or services, technology initiatives, acquisitions, and regulatory developments or actions; (iii) statements concerning future economic performance and anticipated results from our business initiatives and strategic objectives; and (iv) statements regarding assumptions underlying or relating to any of the foregoing.

Words such as "believe," "plan," "anticipate," "aim," "seek," "expect," "intend," "forecast," "hope," "target," "continue," "remain," "estimate," "will," "should," "may," "could," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

While we believe that our forward-looking statements and the assumptions underlying them are reasonable, such statements are inherently subject to significant risks and uncertainties that are difficult to predict and are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of numerous factors, including, but are not limited to:

•the persistence or resurgence of current inflationary pressures in the United States and our market areas, and their effect on market interest rates, economic conditions, and credit quality;
•the impact of the current U.S. administration's economic policies, including potential international tariffs, geopolitical instability, trade tensions, fiscal policy changes, cost-cutting, and other governmental initiatives;
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
•the costs and effects of legal and regulatory proceedings, including actual or threatened litigation and the results of governmental and regulatory examinations and orders, as well as the costs of ongoing or potential compliance efforts;
•the effect of accounting standard changes adopted by regulatory agencies, the Securities and Exchange Commission ("SEC"), the Public Company Accounting Oversight Board ("PCAOB"), or the Financial Accounting Standards Board ("FASB"), and the cost and resources associated with implementation;
•changes in trade, tariff, monetary, or fiscal policies and laws, including actions by the Board of Governors of the Federal Reserve System;

•increased competition from banks, credit unions, fintech companies, nonbank lenders, and other financial service providers;
•market volatility and monetary fluctuations;
•declines in our market capitalization or changes in the price of the Company’s common stock;
•the effects and cost of acquisitions, dispositions, strategic investments, business combinations, restructurings, or other strategic transactions we may pursue or evaluate;
•political instability, acts of war or terrorism, or other geopolitical conflicts;
•shifts in consumer spending, borrowing and savings behaviors;
•technological changes and developments;
•cybersecurity incidents, data privacy breaches, or fraud involving us or third-party vendors;
•deficiencies in our internal control over financial reporting or disclosure controls and procedures, and our ability to remediate them;
•our ability to achieve efficiency ratio improvement goals;
•changes in management, directors, key personnel, organizational structure, compensation programs, employee benefit plans, or our ability to attract and retain qualified personnel;
•risks related to the United States fiscal debt, deficit and budget uncertainties; and
•our ability to successfully manage the risks associated with any of the foregoing items.

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

As of September 30, 2026, Central Pacific Bank operated 27 branches and 56 ATMs across the State of Hawaii, offering full-service community banking.

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

•Deposits: The Company offers a comprehensive suite of deposit products and services including checking, savings, and time deposit accounts, as well as cash management solutions and digital banking capabilities. The Company's extensive branch and ATM network across the State of Hawaii supports convenient access for its customers. The interest paid on deposits is a key component of interest expense, which significantly influences overall earnings. In addition, fees and service charges on deposit accounts, along with card interchange income contribute meaningfully to other operating revenue.

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

Management determined the allowance for credit losses ("ACL") on loans is a critical accounting policy as of September 30, 2026 and December 31, 2025. This policy requires significant judgment and involves inherent complexity. Additional information regarding this policy is provided in Note 1 - Summary of Significant Accounting Policies included in the accompanying notes to the consolidated financial statements, as well as in Note 1 and the section titled "Critical Accounting Policies and Use of Estimates" within Management's Discussion and Analysis of Financial Condition and Operating Results in the Company's 2025 Annual Report on Form 10-K.

Executive Overview

The Company reported net income of $22.8 million, or $0.88 per diluted share for the three months ended September 30, 2026, compared to net income of $18.6 million, or $0.69 per diluted share for the same period of 2025. Net income for the nine months ended September 30, 2026 was $64.3 million, or $2.46 per diluted share, compared to net income of $54.6 million, or $2.01 per diluted share for the nine months ended September 30, 2025.

During the three months ended September 30, 2026, the Company recorded a provision for credit losses of $1.9 million, compared to a provision of $4.2 million during the same period of 2025. The provision for credit losses for the three months ended September 30, 2026 included a provision for credit losses on loans of $1.9 million, offset by a credit to the reserve for off-balance sheet credit exposures of $37 thousand. The provision for credit losses for the same period of 2025 included a provision for credit losses on loans of $3.4 million, and an increase to the reserve for off-balance sheet credit exposures of $0.7 million.

The decrease in the provision for credit losses in the three months ended September 30, 2026, compared to the same period of 2025 was primarily driven by lower reserve requirements resulting from changes in portfolio composition and loan-level credit characteristics. The decrease was also consistent with improved credit quality indicators, including lower nonaccrual loan balances. These favorable factors were partially offset by qualitative reserve requirements related to problem loan trends, and other portfolio-specific risks.

During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $8.6 million, compared to a provision of $13.3 million during the same period of 2025. The provision for credit losses for the nine months ended September 30, 2026 included a provision for credit losses on loans of $8.0 million, and an increase to the reserve for off-balance sheet credit exposures of $0.7 million. The provision for credit losses for the same period of 2025 included a provision for credit losses on loans of $11.2 million, and an increase to the reserve for off-balance sheet credit exposures of $2.2 million.

The decrease in the provision for credit losses in the nine months ended September 30, 2026, compared to the same period of 2025 was primarily driven by decreases in loans and net charge-offs. These decreases were partially offset by the continued application of qualitative reserves to address forecast uncertainty and certain portfolio-specific credit risks.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on average assets	1.22%	1.01%	1.15%	0.99%
Return on average shareholders’ equity	15.28	12.89	14.37	12.99
Basic earnings per share	$0.89	$0.69	$2.48	$2.02
Diluted earnings per share	0.88	0.69	2.46	2.01

Non-GAAP Financial Measures

To supplement its consolidated financial information, the Company utilizes certain non-GAAP financial measures. These measures are not intended to be considered in isolation or as a substitute for comparable GAAP results. The Company believes these non‑GAAP financial measures provide meaningful insight to investors and other stakeholders in understanding its financial performance and position, by excluding certain transactions that may be non-recurring, non-operational, or not indicative of ongoing results. The Company also believes that these non-GAAP measures offer a useful perspective for evaluating performance trends over time and are intended to support period-to-period comparisons. In addition, the Company believes they are valuable tools for both investors and management in assessing historical results and forecasting future performance. Non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. The results for the three and nine months ended September 30, 2026 were not materially impacted by items outside of the normal course of business.

The following reconciling adjustment from GAAP to non-GAAP adjusted financial measures include a net pre-tax expenses of $1.5 million related to the consolidation of the Company's former operations center into its main office during the three months ended September 30, 2025.

Management does not consider this transaction to be representative of the Company's core operating performance. The related income tax effect was calculated using an assumed effective tax rate of 23%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Financial Measures:
Net income	$22,776	$18,574	$64,323	$54,605
Diluted earnings per share	$0.88	$0.69	$2.46	$2.01
Return on average assets	1.22%	1.01%	1.15%	0.99%
Return on average shareholders' equity	15.28%	12.89%	14.37%	12.99%
Efficiency ratio (non-GAAP)	58.27%	62.84%	59.25%	61.47%
As of September 30, 2026 and 2025:
Tangible common equity ratio (non-GAAP)	7.80%	7.92%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Adjusted Financial Measures (Non-GAAP):
Adjusted net income	$22,776	$19,741	$64,323	$55,772
Adjusted diluted earnings per share	$0.88	$0.73	$2.46	$2.06
Adjusted return on average assets	1.22%	1.08%	1.15%	1.01%
Adjusted return on average shareholders' equity	15.28%	13.67%	14.37%	13.25%
Adjusted efficiency ratio	58.27%	60.81%	59.25%	60.77%
As of September 30, 2026 and 2025:
Adjusted tangible common equity ratio	7.80%	7.94%

Adjusted Net Income and Diluted Earnings per Share

The following table presents a reconciliation of the Company's non-GAAP adjusted net income and adjusted diluted EPS for the periods presented, excluding the reconciling adjustments discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
GAAP net income	$22,776	$18,574	$64,323	$54,605
Add: Expenses related to the consolidation of the Operations Center	—	1,516	—	1,516
Non-GAAP pre-tax adjustments	—	1,516	—	1,516
Less: Income tax effects (assumes 23% ETR)	—	(349)	—	(349)
Non-GAAP adjustments, net of tax	—	1,167	—	1,167
Adjusted net income (non-GAAP)	$22,776	$19,741	$64,323	$55,772

Diluted weighted average shares outstanding	25,817,417	27,083,280	26,111,724	27,118,824

GAAP diluted EPS	$0.88	$0.69	$2.46	$2.01
Add: Non-GAAP adjustments, net of tax	—	0.04	—	0.05
Adjusted diluted EPS (non-GAAP)	$0.88	$0.73	$2.46	$2.06

Adjusted Return on Average Assets and Adjusted Return on Average Shareholders' Equity

The following table presents a calculation of the Company's non-GAAP adjusted ROA and adjusted ROE for the periods presented, excluding the reconciling adjustments discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Average assets	$7,463,644	$7,341,281	$7,431,431	$7,347,895
Add: Non-GAAP adjustments, net of tax	—	1,167	—	389
Adjusted average assets (non-GAAP)	$7,463,644	$7,342,448	$7,431,431	$7,348,284

ROA (GAAP net income divided by average assets)	1.22%	1.01%	1.15%	0.99%
Add: Non-GAAP adjustments, net of tax	—	0.07	—	0.02
Adjusted ROA (non-GAAP)	1.22%	1.08%	1.15%	1.01%

Average shareholders' equity	$596,147	$576,531	$596,655	$560,671
Add: Non-GAAP adjustments, net of tax	—	1,167	—	389
Adjusted average shareholders' equity (non-GAAP)	$596,147	$577,698	$596,655	$561,060

ROE (GAAP net income divided by average shareholders' equity)	15.28%	12.89%	14.37%	12.99%
Add: Non-GAAP adjustments, net of tax	—	0.78	—	0.26
Adjusted ROE (non-GAAP)	15.28%	13.67%	14.37%	13.25%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total other operating expense	$44,770	$47,009	$134,616	$133,027
Less: Expenses related to the consolidation of the Operations Center	—	(1,516)	—	(1,516)
Non-GAAP pre-tax adjustments	—	(1,516)	—	(1,516)
Adjusted total other operating expense (non-GAAP)	$44,770	$45,493	$134,616	$131,511

Net interest income	$64,473	$61,301	$188,665	$178,796
Total other operating income	12,357	13,507	38,551	37,616
Total revenue	$76,830	$74,808	$227,216	$216,412

Efficiency ratio (non-GAAP)	58.27%	62.84%	59.25%	61.47%
Less: Non-GAAP pre-tax adjustments	—	(2.03)	—	(0.70)
Adjusted efficiency ratio (non-GAAP)	58.27%	60.81%	59.25%	60.77%

Tangible Common Equity Ratio

The tangible common equity ("TCE") ratio, a non-GAAP financial measure, is calculated by dividing tangible common equity by tangible assets. The following table presents the Company's TCE ratio and adjusted TCE ratio as of the dates presented:

(Dollars in thousands)	September 30, 2026	September 30, 2025
Total equity	$581,437	$588,066
Less: Intangible assets	—	—
TCE	$581,437	588,066
Add: Non-GAAP adjustments, net of tax	—	1,167
Adjusted TCE (non-GAAP)	$581,437	$589,233

Total assets	$7,449,610	$7,421,478
Less: Intangible assets	—	—
Tangible assets	$7,449,610	7,421,478
Add: Non-GAAP adjustments, net of tax	—	1,167
Adjusted tangible assets (non-GAAP)	$7,449,610	$7,422,645

TCE ratio (non-GAAP)	7.80%	7.92%
Add: Non-GAAP adjustments, net of tax	—	0.02
Adjusted TCE ratio (non-GAAP)	7.80%	7.94%

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

Labor Market and Economic Indicators

The Hawaii State Department of Business, Economic Development and Tourism ("DBEDT") reported that Hawaii's seasonally adjusted unemployment rate was 2.8% in September 2026, higher than 2.2% in December 2025, but well below the national seasonally adjusted unemployment rate of 4.2%. University of Hawaii Economic Research Organization ("UHERO") forecasts Hawaii's seasonally adjusted unemployment rate to remain relatively steady at 2.5% for the full year 2026.

According to UHERO, inflation is expected to average 4.8% in 2026 before falling to 3.3% in 2027, driven by the impact of high oil prices due to the U.S. conflict with Iran. UHERO expects, Hawaii's Real GDP to grow 0.5% this year which has slowed due to the impact of oil prices and an unusually active storm season.

Construction remains a significant contributor to the economy through large federal military projects, the Honolulu Skyline rail project, and private condominium development.

Real Estate Market

Real estate lending, particularly residential and commercial mortgage loans, is a core focus of the Company. Consequently, our performance is closely tied to the health of Hawaii's real estate market. Despite mixed results, Hawaii's housing market remained resilient in the nine months ended September 30, 2026. According to the Honolulu Board of Realtors, sales of Oahu single-family homes rose 6.2%, while Oahu condominium sales fell 8.1 % for the nine months ended September 30, 2026, compared to the same period of 2025. The median sale price of Oahu single-family homes stayed relatively flat at $1.2 million in the nine months ended September 30, 2026, compared to $1.1 million in the same period of 2025. The median sale price of Oahu condominiums increased by 2.0% to $515,000 in the nine months ended September 30, 2026, compared to $505,000 in the same period of 2025.

Tourism Trends

According to preliminary data from the DBEDT, 6.69 million visitors arrived in the Hawaiian Islands during the eight months ended August 31, 2026, an increase of 1.8% from 6.57 million visitors during the same period of 2025. Visitor arrivals from Japan are modestly improving with a 0.8% increase year-over-year. Visitor spending totaled $15.21 billion in the eight months ended August 31, 2026, up 4.1% from $14.62 billion in the same period of 2025.

While tourism has performed reasonably well through the start of the year, UHERO's September 2026 report anticipates tourism levels to face headwinds with surging fuel costs and the impact of multiple storms. Tourism from international markets continues to face challenges due to tariff disputes, exchange rate movements, and cross-border tensions.

Interest Rate Environment

Changes in monetary policy, including interest rate adjustments, can significantly influence interest income on loans and investment securities, interest expense on deposits and borrowings, loan origination and deposit growth, and the fair value of assets and liabilities, among other areas.

Throughout the first eight months of 2026, the FOMC maintained the target range for the federal funds rate at 3.50% to 3.75%. While economic activity continued to expand at a solid pace, inflation remained above the Federal Reserve's target and uncertainty surrounding the economic outlook persisted. At its September 16, 2026 meeting, the FOMC increased the target range for the federal funds rate by 25 bps to 3.75% to 4.00%, citing elevated inflation, resilient domestic spending, strong productivity growth, robust capital investment, and a stable labor market. The Committee also indicated that additional rate increases may be warranted depending on future economic conditions and inflation trends.

Results of Operations

Net Interest Income and Net Interest Margin

A comparison of net interest income and net interest margin on a taxable-equivalent basis for the three and nine months ended September 30, 2026 and 2025 is presented below. Net interest margin is calculated as annualized net interest income, adjusted to a taxable-equivalent basis using a federal statutory tax rate of 21%, expressed as a percentage of average interest-earning assets.

(Dollars in thousands)	Three Months Ended September 30,
	2026			2025			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$272,554	3.72%	$2,558	$167,247	4.41%	$1,857	$105,307	(0.69)%	$701
Investment securities:
Taxable (1)	1,376,837	2.98	10,277	1,348,314	2.90	9,776	28,523	0.08	501
Tax-exempt (1) (2)	134,512	2.56	867	138,470	2.59	898	(3,958)	(0.03)	(31)
Total investment securities	1,511,349	2.94	11,144	1,486,784	2.87	10,674	24,565	0.07	470
Loans, including loans held for sale (3)	5,297,112	5.01	66,695	5,332,656	5.01	67,222	(35,544)	—	(527)
FRB and FHLB stock	24,792	6.66	413	25,066	6.30	395	(274)	0.36	18
Total interest earning assets	7,105,807	4.52	80,810	7,011,753	4.55	80,148	94,054	(0.03)	662
Noninterest-earning assets	357,837			329,528			28,309
Total assets	$7,463,644			$7,341,281			$122,363

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,444,639	0.21%	$765	$1,358,837	0.14%	$490	$85,802	0.07%	$275
Savings and money market deposits	2,406,350	1.32	8,009	2,293,452	1.54	8,898	112,898	(0.22)	(889)
Time deposits up to $250,000	404,823	2.05	2,096	437,192	2.28	2,509	(32,369)	(0.23)	(413)
Time deposits over $250,000	565,681	2.95	4,212	586,251	3.32	4,901	(20,570)	(0.37)	(689)
Total interest-bearing deposits	4,821,493	1.24	15,082	4,675,732	1.43	16,798	145,761	(0.19)	(1,716)
FHLB advances and other short-term borrowings	54	4.20	1	—	—	—	54	4.20	1
Long-term debt	76,547	5.55	1,072	131,493	5.61	1,860	(54,946)	(0.06)	(788)
Total interest-bearing liabilities	4,898,094	1.31	16,155	4,807,225	1.54	18,658	90,869	(0.23)	(2,503)
Noninterest-bearing deposits	1,841,557			1,833,960			7,597
Other liabilities	127,846			123,565			4,281
Total liabilities	6,867,497			6,764,750			102,747
Total equity	596,147			576,531			19,616
Total liabilities and equity	$7,463,644			$7,341,281			$122,363

Net interest income (taxable-equivalent)			64,655			61,490			3,165
Taxable-equivalent adjustment (2)			(182)			(189)			7
Net interest income (GAAP)			$64,473			$61,301			$3,172

Interest rate spread		3.21%			3.01%			0.20%

Net interest margin (taxable-equivalent) (4)		3.62%			3.49%			0.13%

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

(Dollars in thousands)	Nine Months Ended September 30,
	2026			2025			Variance
	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense	Average Balance	Average Yield/ Rate	Interest Income/ Expense
Assets
Interest earning assets:
Interest-bearing deposits in other financial institutions	$267,004	3.70%	$7,389	$169,066	4.42%	$5,595	$97,938	(0.72)%	$1,794
Investment securities:
Taxable (1)	1,352,766	2.88	29,219	1,367,968	2.87	29,448	(15,202)	0.01	(229)
Tax-exempt (1) (2)	134,995	2.56	2,596	139,050	2.58	2,691	(4,055)	(0.02)	(95)
Total investment securities	1,487,761	2.85	31,815	1,507,018	2.84	32,139	(19,257)	0.01	(324)
Loans, including loans held for sale (3)	5,288,952	4.97	196,571	5,317,481	4.95	197,009	(28,529)	0.02	(438)
FRB and FHLB stock	24,887	6.34	1,183	23,392	6.31	1,107	1,495	0.03	76
Total interest earning assets	7,068,604	4.48	236,958	7,016,957	4.49	235,850	51,647	(0.01)	1,108
Noninterest-earning assets	362,827			330,938			31,889
Total assets	$7,431,431			$7,347,895			$83,536

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,431,951	0.19%	$2,044	$1,357,095	0.14%	$1,385	$74,856	0.05%	$659
Savings and money market deposits	2,381,708	1.29	23,065	2,304,708	1.52	26,174	77,000	(0.23)	(3,109)
Time deposits up to $250,000	421,967	2.13	6,717	444,726	2.37	7,887	(22,759)	(0.24)	(1,170)
Time deposits over $250,000	561,642	3.03	12,744	597,876	3.41	15,246	(36,234)	(0.38)	(2,502)
Total interest-bearing deposits	4,797,268	1.24	44,570	4,704,405	1.44	50,692	92,863	(0.20)	(6,122)
FHLB advances and other short-term borrowings	18	4.20	1	—	—	—	18	4.20	1
Long-term debt	76,547	5.55	3,177	138,298	5.60	5,797	(61,751)	(0.05)	(2,620)
Total interest-bearing liabilities	4,873,833	1.31	47,748	4,842,703	1.56	56,489	31,130	(0.25)	(8,741)
Noninterest-bearing deposits	1,831,764			1,820,158			11,606
Other liabilities	129,179			124,363			4,816
Total liabilities	6,834,776			6,787,224			47,552
Total equity	596,655			560,671			35,984
Total liabilities and equity	$7,431,431			$7,347,895			$83,536

Net interest income (taxable-equivalent)			189,210			179,361			9,849
Taxable-equivalent adjustment (2)			(545)			(565)			20
Net interest income (GAAP)			$188,665			$178,796			$9,869

Interest rate spread		3.17%			2.93%			0.24%

Net interest margin (taxable-equivalent) (4)		3.57%			3.41%			0.16%

(1) At amortized cost.
(2) Includes taxable-equivalent adjustment using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.
(4)  Annualized net interest income and expense in the NIM calculation are based on the day count interest payment conventions at the interest-earning asset or interest-bearing liability level (i.e. 30/360, actual/actual, actual/360).

Net interest margin was 3.62% for the third quarter of 2026, an increase of 13 bps from 3.49% for the same quarter of 2025. Net interest margin was 3.57% for the nine months ended September 30, 2026, an increase of 16 bps from 3.41% in the same period of 2025.

The increase in net interest margin ("NIM") for the three months ended September 30, 2026 was primarily attributable to lower funding costs of 23 bps, reflecting declines in rates paid on interest-bearing deposits of 19 bps and lower interest expense on long-term debt. Deposit costs benefited from the repricing of interest-bearing deposit accounts and maturing time deposits at lower rates compared to the prior year period. In addition, the payoff of long-term debt and lower rates on the remaining balances reduced borrowing costs. While earning-asset yields remained relatively stable compared to the prior year, the reduction in funding costs more than offset the modest decline in asset yields, resulting in an expansion of net interest margin.

The increase in NIM for the nine months ended September 30, 2026 was also primarily driven by lower funding costs of 25 bps, reflecting declines in rates paid on interest-bearing deposits of 20 bps and reduced interest expense on long-term debt. Deposit repricing throughout 2026 allowed the Company to lower rates on certain deposit products as higher-cost balances matured or repriced, while the payoff of long-term debt further reduced interest expense. Earning-asset yields were generally stable compared to the prior year period as the increases in average yields earned on investment securities of 1 bp and loans of 2 bp was partially offset by the 72 bp decline in average yields earned on interest-bearing deposits in other financial institutions. Therefore the improvement in NIM was driven predominantly by the reduction in the overall cost of funds.

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

	Three Months Ended September 30, 2026 Compared To September 30, 2025			Nine Months Ended September 30, 2026 Compared To September 30, 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in other financial institutions	$1,168	$(467)	$701	$3,239	$(1,445)	$1,794
Investment securities:
Taxable (1)	215	286	501	(329)	100	(229)
Tax-exempt (1) (2)	(22)	(9)	(31)	(76)	(19)	(95)
Total investment securities	193	277	470	(405)	81	(324)
Loans, including loans held for sale (3)	(527)	—	(527)	(1,157)	719	(438)
FRB and FHLB stock	(4)	22	18	70	6	76
Total interest earning assets	830	(168)	662	1,747	(639)	1,108

Interest-bearing liabilities:
Interest-bearing demand deposits	29	246	275	85	574	659
Savings and money market deposits	435	(1,324)	(889)	899	(4,008)	(3,109)
Time deposits up to $250,000	(183)	(230)	(413)	(407)	(763)	(1,170)
Time deposits over $250,000	(170)	(519)	(689)	(917)	(1,585)	(2,502)
Total interest-bearing deposits	111	(1,827)	(1,716)	(340)	(5,782)	(6,122)
FHLB advances and other short-term borrowings	—	1	1	—	1	1
Long-term debt	(777)	(11)	(788)	(2,591)	(29)	(2,620)
Total interest-bearing liabilities	(666)	(1,837)	(2,503)	(2,931)	(5,810)	(8,741)

Net interest income (taxable-equivalent)	$1,496	$1,669	$3,165	$4,678	$5,171	$9,849

(1) At amortized cost.
(2) Interest income and resultant yield information for tax-exempt investment securities is expressed on a taxable-equivalent basis using a federal statutory tax rate of 21%.
(3) Includes nonaccrual loans.

Net interest income (expressed on a taxable-equivalent basis) was $64.7 million for the third quarter of 2026, an increase of $3.2 million, or 5.1% from $61.5 million for the same quarter of 2025. Net interest income (expressed on a taxable-equivalent basis) was $189.2 million for the nine months ended September 30, 2026, an increase of $9.8 million or 5.5% from

$179.4 million for the same period of 2025. The increase for the third quarter of 2026 was primarily driven by the higher average balance on interest-bearing deposits in other financial institutions, and the higher average balance and yield earned on investment securities, combined with the lower average rate paid on interest-bearing deposits and the lower average balance and rate paid on long-term debt. These positive variances were partially offset by the decrease in the average rate earned on interest-bearing deposits in other financial institutions, combined with the decline in the average loan balance.

The increase for the nine months ended September 30, 2026 was primarily driven by the increase in average interest-bearing deposits in other financial institutions, combined with the lower average rate paid on interest-bearing deposits and lower average balance and rate paid on long-term debt. These positive variances were partially offset by the decrease in the average yield earned on interest-bearing deposits in other financial institutions, combined with the lower average investment securities and loan balances.

Other Operating Income

The following tables present components of other operating income for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Other operating income:
Mortgage banking income	$548	$958	$(410)	-42.8%
Service charges on deposit accounts	2,450	2,330	120	5.2
Other service charges and fees	6,516	6,472	44	0.7
Income from fiduciary activities	1,614	1,547	67	4.3
Income from bank-owned life insurance	584	1,879	(1,295)	-68.9
Net loss on sales of investment securities	—	(30)	30	-100.0
Other:
Equity in earnings of unconsolidated entities	(17)	32	(49)	-153.1
Income recovered on previously charged-off loans	9	37	(28)	-75.7
Other recoveries	31	27	4	14.8
Unrealized gains on loans held for sale	(5)	—	(5)	N.M.
Commissions on sale of checks	155	75	80	106.7
Other	472	180	292	162.2
Total other operating income	$12,357	$13,507	$(1,150)	-8.5

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating income for the third quarter of 2026 was $12.4 million, which decreased by $1.2 million, or 8.5%, from $13.5 million in same quarter of 2025. The decrease was primarily due to a decrease in income from bank-owned life insurance ("BOLI") of $1.3 million. The Company has certain company-owned life insurance policies used to hedge market risks associated with its deferred compensation plans, which are tied to the equity markets, therefore, the Company has also recognized offsetting decreases in deferred compensation expense in other operating expenses.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Other operating income:
Mortgage banking income	$1,890	$2,299	$(409)	-17.8%
Service charges on deposit accounts	6,999	6,601	398	6.0
Other service charges and fees	18,635	18,195	440	2.4
Income from fiduciary activities	4,617	4,672	(55)	-1.2
Income from bank-owned life insurance	3,982	4,636	(654)	-14.1
Net loss on sales of investment securities	—	(30)	30	-100.0
Other:
Equity in earnings of unconsolidated entities	22	65	(43)	-66.2
Income recovered on previously charged-off loans	93	130	(37)	-28.5
Other recoveries	78	80	(2)	-2.5
Unrealized gains on loans held for sale	2	78	(76)	-97.4
Commissions on sale of checks	454	231	223	96.5
Other	1,779	659	1,120	170.0
Total other operating income	$38,551	$37,616	$935	2.5

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating income for the nine months ended September 30, 2026 was $38.6 million, which increased by $0.9 million, or 2.5%, from $37.6 million for the same period of 2025. The increase was primarily due to increases in debit card program extension consideration (included in other operating income-other) of $1.2 million, service charges on deposits accounts of $0.4 million, and other service charges and fees of $0.4 million, partially offset by decreases in BOLI income of $0.7 million, and mortgage banking income of $0.4 million.

Other Operating Expense

The following tables present components of other operating expense for the periods presented:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$24,148	$24,749	$(601)	-2.4%
Net occupancy	4,671	4,598	73	1.6
Computer software	5,025	5,151	(126)	-2.4
Legal and professional services	2,825	2,669	156	5.8
Equipment	822	867	(45)	-5.2
Advertising	813	730	83	11.4
Communication	983	791	192	24.3
Other:
SERP expense	108	113	(5)	-4.4
Foreclosed asset expense	2	—	2	N.M.
Charitable contributions	171	155	16	10.3
FDIC insurance assessment	880	790	90	11.4
Miscellaneous loan expenses	308	160	148	92.5
ATM and debit card expenses	991	1,048	(57)	-5.4
Armored car expenses	459	468	(9)	-1.9
Entertainment and promotions	440	461	(21)	-4.6
Stationery and supplies	181	153	28	18.3
Directors' fees and expenses	312	409	(97)	-23.7
Directors' deferred compensation plan expense	(283)	397	(680)	-171.3
Facility consolidation costs	—	1,516	(1,516)	-100.0
Loss (gain) on disposal of fixed assets	—	3	(3)	-100.0
Other	1,914	1,781	133	7.5
Total other operating expense	$44,770	$47,009	$(2,239)	-4.8

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating expense for the third quarter of 2026 was $44.8 million, which decreased by $2.2 million, or 4.8%, from $47.0 million for the same quarter of 2025, primarily driven by a one-time expense of $1.5 million related to the operations center consolidation in the third quarter of 2025, combined with lower directors' deferred compensation plan expense of $0.7 million and lower salaries and employee benefits of $0.6 million. The lower salaries and employee benefits and directors' deferred compensation plan expense was primarily due to lower deferred compensation expense related to equity market performance.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Other operating expense:
Salaries and employee benefits	$72,605	$69,264	$3,341	4.8%
Net occupancy	13,292	13,243	49	0.4
Computer software	15,022	15,185	(163)	-1.1
Legal and professional services	7,816	8,340	(524)	-6.3
Equipment	2,451	2,899	(448)	-15.5
Advertising	2,572	2,449	123	5.0
Communication	2,646	2,725	(79)	-2.9
Other:
SERP expense	323	341	(18)	-5.3
Foreclosed asset expense	3	—	3	N.M.
Charitable contributions	596	478	118	24.7
FDIC insurance assessment	2,654	2,485	169	6.8
Miscellaneous loan expenses	916	809	107	13.2
ATM and debit card expenses	2,538	2,742	(204)	-7.4
Armored car expenses	1,304	1,357	(53)	-3.9
Entertainment and promotions	1,431	1,295	136	10.5
Stationery and supplies	595	531	64	12.1
Directors' fees and expenses	934	1,277	(343)	-26.9
Directors' deferred compensation plan expense	822	390	432	110.8
Facility consolidation costs	—	1,516	(1,516)	-100.0
Loss (gain) on disposal of fixed assets	—	3	(3)	-100.0
Other	6,096	5,698	398	7.0
Total other operating expense	$134,616	$133,027	$1,589	1.2

Not meaningful ("N.M.")

Note: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period.

Total other operating expense for the nine months ended September 30, 2026 was $134.6 million, which increased by $1.6 million, or 1.2%, from $133.0 million for the same period of 2025. The increase was primarily driven by higher salaries and employee benefits of $3.3 million, partially offset by a one-time expense of $1.5 million related to the operations center consolidation in the third quarter of 2025, and decreases in legal and professional services of $0.5 million, equipment expenses of $0.4 million, and directors' fees and expense of $0.3 million. The higher salaries and employee benefits were primarily due to merit increases and higher commissions.

Income Taxes

The Company recorded income tax expense of $7.4 million for the third quarter of 2026, compared to $5.1 million for the same quarter of 2025. For the nine months ended September 30, 2026, the Company recorded income tax expense of $19.7 million, compared to $15.5 million for the same period of 2025. The increases in income tax expense were primarily attributable to higher pre-tax income.

The effective tax rate ("ETR") for the third quarter of 2026 was 24.50%, compared to 21.44% for the same quarter of 2025. For the nine months ended September 30, 2026, the ETR was 23.40%, compared to 22.07% for the same period of 2025. The increases in the Company's effective tax rate were primarily attributable to higher pre-tax income and lower tax-exempt income.

The Company's net deferred tax asset ("DTA"), net of valuation allowance, totaled $31.9 million as of September 30, 2026, compared to $23.6 million as of December 31, 2025. These amounts were included in other assets on the Company's consolidated balance sheets. The increase in net DTA was primarily driven by the decrease in the fair value of the available-for-sale ("AFS") investment portfolio due to the rise in market interest rates.

The valuation allowance on the Company's net DTA totaled $3.4 million and $3.4 million as of September 30, 2026 and June 30, 2026, respectively. The valuation allowance on our net DTA relates to net apportioned net operating loss ("NOL") carryforwards for California state income tax purposes as the state has suspended the use of NOL carryforwards for the tax years 2024 through 2026.

Financial Condition

Total assets were $7.45 billion as of September 30, 2026, an increase of $40.4 million, or 0.5%, from $7.41 billion as of December 31, 2025. The increase was primarily driven by increases in investment securities of $30.8 million, loans of $24.0 million, and net DTA (included in other assets) of $8.3 million.

Investment Securities

Investment securities totaled $1.34 billion as of September 30, 2026, an increase of $30.8 million, or 2.4%, from $1.31 billion as of December 31, 2025. The increase in the investment securities portfolio reflected purchases of $162.6 million and amortization of unrecognized losses on investment securities transferred to held-to-maturity ("HTM") of $5.0 million, partially offset by principal runoff and net accretion of discount totaling $101.0 million, and a $35.8 million decrease in the market valuation of the AFS portfolio.

The average taxable-equivalent yield earned on investment securities was 2.94% in the third quarter of 2026, compared to 2.87% in the same quarter of 2025. For the nine months ended September 30, 2026, the average taxable-equivalent yield earned on investment securities was 2.85%, compared to 2.84% in the same period of 2025. The increase in the average yield earned on investment securities was primarily due to higher yields earned on new investment purchases, partially offset by lower income recognized from the Company’s interest rate swap.

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

The following table presents outstanding loans by class and geographic location as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial:
Hawaii	$454,989	$453,619
U.S. Mainland	123,585	140,973
Total commercial and industrial	578,574	594,592
Construction:
Hawaii	97,939	153,392
U.S. Mainland	119,205	59,799
Total construction	217,144	213,191
Residential mortgage:
Hawaii	1,802,348	1,839,191
Total residential mortgage	1,802,348	1,839,191
Home equity:
Hawaii	568,114	600,082
Total home equity	568,114	600,082
Commercial mortgage:
Hawaii	1,213,867	1,202,078
U.S. Mainland	499,147	392,355
Total commercial mortgage	1,713,014	1,594,433
Consumer:
Hawaii	207,728	219,573
U.S. Mainland	226,148	228,034
Total consumer	433,876	447,607
Loans, net of deferred fees and costs:
Hawaii (1)	4,344,985	4,467,935
U.S. Mainland (2)	968,085	821,161
Total loans, net of deferred fees and costs	$5,313,070	$5,289,096

(1) Hawaii loans include Guam loans, which represent less than one percent of total Hawaii loans.
(2) For secured loans, classification as U.S. Mainland is made based on where the collateral is located. For unsecured loans, classification as U.S. Mainland is made based on the location of the borrower.

Loans, net of deferred costs, totaled $5.31 billion as of September 30, 2026, an increase of $24.0 million, or 0.5%, from $5.29 billion as of December 31, 2025. The increase was primarily driven by an increase in commercial mortgage loans of $118.6 million, partially offset by decreases in residential mortgage loans of $36.8 million, home equity loans of $32.0 million, commercial and industrial loans of $16.0 million, and consumer loans of $13.7 million.

The Hawaii loan portfolio decreased by $123.0 million, or 2.8%, from December 31, 2025. The decrease was primarily due to decreases in construction loans of $55.5 million, residential mortgage loans of $36.8 million, home equity loans of $32.0 million, and consumer loans of $11.8 million. These decreases were partially offset by increases in commercial mortgage loans of $11.8 million and commercial and industrial loans of $1.4 million.

The U.S. Mainland loan portfolio increased by $146.9 million, or 17.9%, from December 31, 2025. The increase was primarily driven by increases in commercial mortgage loans of $106.8 million and construction loans of $59.4 million, partially offset by decreases in commercial and industrial loans of $17.4 million and consumer loans of $1.9 million. During the nine months ended September 30, 2026, the Company purchased $70.5 million in U.S. Mainland consumer automobile loans, which were largely offset by portfolio runoff.

The average yield earned on loans was 5.01% in the third quarter of 2026, relatively consistent from the same quarter of 2025. For the nine months ended September 30, 2026, the average yield earned on loans was 4.97%, compared to 4.95% in the same period of 2025. The increase in the average yield earned in the nine months ended September 30, 2026 was primarily due to higher new production loan yields compared to runoff yields.

Maturity Distribution and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturity distribution and sensitivities of the loan portfolio to changes in interest rates at September 30, 2026. Maturities are based on contractual maturity dates and do not factor in principal amortization.

	Maturing
(Dollars in thousands)	One Year or Less	Over One Through Five Years	Over Five Through Fifteen Years	Over Fifteen Years	Total	Percentage
Commercial and industrial:
With fixed interest rates	$7,020	$149,728	$92,786	$—	$249,534	43.1%
With variable interest rates	31,563	214,517	21,479	61,481	329,040	56.9%
Total commercial and industrial	38,583	364,245	114,265	61,481	578,574	100.0%

Construction:
With fixed interest rates	2,418	47,735	16,997	—	$67,150	30.9%
With variable interest rates	48,758	77,791	22,683	762	149,994	69.1%
Total construction	51,176	125,526	39,680	762	217,144	100.0%

Residential mortgage:
With fixed interest rates	201	8,328	82,147	1,357,505	$1,448,181	80.3%
With variable interest rates	2	380	6,732	347,053	354,167	19.7%
Total residential mortgage	203	8,708	88,879	1,704,558	1,802,348	100.0%

Home equity:
With fixed interest rates	7,646	3,288	17,281	37,020	$65,235	11.5%
With variable interest rates	3,850	3,791	1,113	494,125	502,879	88.5%
Total home equity	11,496	7,079	18,394	531,145	568,114	100.0%

Commercial mortgage:
With fixed interest rates	83,683	373,630	278,374	—	$735,687	42.9%
With variable interest rates	209,564	527,668	240,095	—	977,327	57.1%
Total commercial mortgage	293,247	901,298	518,469	—	1,713,014	100.0%

Consumer:
With fixed interest rates	16,445	237,049	84,504	56,166	$394,164	90.8%
With variable interest rates	8,045	4,075	—	27,592	39,712	9.2%
Total consumer	24,490	241,124	84,504	83,758	433,876	100.0%

Loans:
With fixed interest rates	$117,413	$819,758	$572,089	$1,450,691	$2,959,951	55.7%
With variable interest rates	301,782	828,222	292,102	931,013	2,353,119	44.3%
Total loans	$419,195	$1,647,980	$864,191	$2,381,704	$5,313,070	100.0%

Nonperforming Assets and Accruing Loans 90 Days or More Past Due

The following table presents nonperforming assets ("NPAs") and accruing loans 90 days or more past due as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$138	$591	$(453)	(76.6)%
Residential mortgage	9,620	10,572	(952)	(9.0)
Home equity	2,673	2,608	65	2.5
Consumer	606	615	(9)	(1.5)
Total nonaccrual loans	13,037	14,386	(1,349)	(9.4)

Other real estate owned ("OREO"):
Residential mortgage	973	—	973	N.M.
Total OREO	973	—	973	N.M.
Total NPAs	14,010	14,386	(376)	(2.6)

Accruing Loans 90 Days or More Past Due
Residential mortgage	—	664	(664)	(100.0)
Home equity	—	485	(485)	(100.0)
Consumer	521	403	118	29.3
Total accruing loans 90 days or more past due	521	1,552	(1,031)	(66.4)
Total NPAs and accruing loans 90 days or more past due	$14,531	$15,938	$(1,407)	(8.8)

Ratio of nonaccrual loans to total loans	0.25%	0.27%		(0.02)%
Ratio of NPAs to total assets	0.19%	0.19%		—%
Ratio of NPAs and accruing loans 90 days or more past due to total loans and OREO	0.27%	0.30%		(0.03)%

Not meaningful ("N.M.")

The following table presents year-to-date activities in nonperforming assets for the period presented:

(Dollars in thousands)
Balance at December 31, 2025	$14,386
Additions	8,432
Reductions:
Payments	(1,729)
Return to accrual status	(3,603)
Charge-offs, valuation adjustments and other reductions	(3,476)
Total reductions	(8,808)
Balance at September 30, 2026	$14,010

Nonperforming assets totaled $14.0 million, or 0.19% of total assets as of September 30, 2026, compared to $14.4 million, or 0.19% of total assets as of December 31, 2025.

Criticized loans increased by $25.4 million from December 31, 2025 to $96.6 million, or 1.8% of total loans, as of September 30, 2026. Within criticized loans, special mention loans increased by $2.1 million to $5.7 million, or 0.1% of total loans and classified loans increased by $23.3 million to $90.8 million, or 1.7% of total loans. The increase in classified and criticized loans during the nine months ended September 30, 2026 was primarily driven by the downgrade of a commercial lending relationship due to borrower-specific factors. The relationship consisted of loans with an aggregate outstanding balance of $20.7 million. The increase was attributable to the unique circumstances of the borrower and we believe was not reflective of broad-based deterioration in overall portfolio credit quality. The loans continue to perform and remain well-collateralized, and management continues to closely monitor the credits and related collateral values.

The Company's ratio of classified assets and other real estate owned to Tier 1 capital plus the ACL was 11.49% as of September 30, 2026, which increased from 8.56% as of December 31, 2025.

Allowance for Credit Losses

The following table presents certain information with respect to the ACL on loans as of the dates and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Allowance for Credit Losses ("ACL") on Loans:
Balance at beginning of period	$60,581	$59,611	$59,621	$59,182

Provision for credit losses on loans	1,929	3,440	7,957	11,155

Charge-offs:
Commercial and industrial	(885)	(1,071)	(3,294)	(4,509)
Residential mortgage	—	—	(23)	—
Consumer	(2,666)	(2,824)	(7,250)	(8,665)
Total charge-offs	(3,551)	(3,895)	(10,567)	(13,174)

Recoveries:
Commercial and industrial	284	204	657	570
Construction	—	—	2	3
Residential mortgage	9	8	27	25
Home equity	3	9	15	21
Consumer	586	1,016	2,129	2,611
Total recoveries	882	1,237	2,830	3,230
Net charge-offs	(2,669)	(2,658)	(7,737)	(9,944)
Balance at end of period	$59,841	$60,393	$59,841	$60,393

Average loans, net of deferred fees and costs	$5,297,112	$5,332,656	$5,288,952	$5,317,481
Ratio of annualized net charge-offs to average loans	0.20%	0.20%	0.20%	0.25%
Ratio of ACL to total loans	1.13%	1.13%	1.13%	1.13%
Ratio of ACL to nonaccrual loans	459%	422%	459%	422%

The ACL as a percentage of total loans was 1.13% as of September 30, 2026, compared to 1.13% as of December 31, 2025 and 1.13% as of September 30, 2025.

The following table presents the allocation of the ACL by loan class as of the dates indicated. The Company applies specific allocations to individually evaluated loans and general allocations to loan classes based on management's assessment of credit risk and estimated loss rates.

	September 30, 2026			December 31, 2025
(Dollars in thousands)	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans	ACL on Loans	% of ACL by Loan Class	Loan Class as a % of Total Loans
Commercial and industrial	$7,684	12.8%	10.9%	$7,982	13.4%	11.2%
Construction	4,097	6.8	4.1	3,815	6.4	4.0
Residential mortgage	13,091	21.9	33.9	14,219	23.8	34.9
Home equity	1,089	1.8	10.7	1,242	2.1	11.3
Commercial mortgage	21,113	35.3	32.2	19,544	32.8	30.1
Consumer	12,767	21.4	8.2	12,819	21.5	8.5
Total	$59,841	100.0%	100.0%	$59,621	100.0%	100.0%

The following table presents the ratio of annualized net charge-offs (recoveries) by loan class to average loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial and industrial	0.05%	0.07%	0.07%	0.10%
Consumer	0.15	0.13	0.13	0.15
Total	0.20%	0.20%	0.20%	0.25%

Deposits

The Company's deposit portfolio is well-diversified and reflects a long-standing commitment to relationship-based banking. As of September 30, 2026, approximately 54% of deposit customers have maintained accounts with the Bank for over 10 years, underscoring the stability and loyalty of the customer base.

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

The following table presents the composition of our deposits by category as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing demand deposits	$1,897,421	$1,891,198	$6,223	0.3%
Interest-bearing demand deposits	1,423,298	1,388,107	35,191	2.5
Savings and money market deposits	2,398,449	2,346,522	51,927	2.2
Time deposits up to $250,000	389,305	433,629	(44,324)	(10.2)
Core deposits	6,108,473	6,059,456	49,017	0.8
Other time deposits greater than $250,000	438,230	412,188	26,042	6.3
Government time deposits	117,159	138,120	(20,961)	(15.2)
Total time deposits greater than $250,000	555,389	550,308	5,081	0.9
Total deposits	$6,663,862	$6,609,764	$54,098	0.8

Total deposits were $6.66 billion as of September 30, 2026, an increase of $54.1 million, or 0.8%, from $6.61 billion as of December 31, 2025. The Company did not hold any wholesale, brokered, or listing service deposits as of September 30, 2026.

Core deposits, which we define as demand deposits, savings and money market deposits, and time deposits up to $250,000, totaled $6.11 billion as of September 30, 2026, an increase of $49.0 million, from $6.06 billion as of December 31, 2025. Core deposits remained relatively consistent and represented 91.7% of total deposits as of September 30, 2026 and December 31, 2025.

The average cost of total deposits was 90 bps in the third quarter of 2026, compared to 102 bps in the same quarter of 2025. For the nine months ended September 30, 2026, the average cost of total deposits was 90 bps, compared to 104 bps in the same period of 2025.

All deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Estimated uninsured deposits totaled $2.86 billion, or 43% of total deposits, as reported in the Company's Federal Financial Institutions Examination Council ("FFIEC") Call Report as of September 30, 2026, compared to $2.78 billion, or 42% of total deposits as of December 31, 2025.

Fully collateralized deposits totaled approximately $298.6 million as of September 30, 2026, compared to $281.0 million as of December 31, 2025. Excluding fully collateralized deposits, estimated uninsured deposits totaled $2.56 billion, or 38% of total deposits as of September 30, 2026, compared to $2.49 billion, or 38% of total deposits as of December 31, 2025.

The following table presents the remaining maturity of time deposits in excess of the FDIC insurance limit of $250,000 as of September 30, 2026:

(Dollars in thousands)	September 30, 2026
Remaining maturity:
Three months or less	$246,387
Over three through twelve months	296,943
Over one year through three years	12,059
Total	$555,389

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

Common Equity

Total shareholders' equity was $581.4 million as of September 30, 2026, compared to $592.6 million as of December 31, 2025. The change in total shareholders' equity was primarily attributable to net income of $64.3 million for the nine months ended September 30, 2026, partially offset by the repurchase of $33.0 million in common stock under the Company's stock repurchase program, cash dividends paid of $22.8 million, and other comprehensive loss of $20.5 million resulting from a decrease in the fair value of the available for sale investment portfolio due to the rise in market interest rates.

The ratio of total shareholders' equity to total assets was 7.80% as of September 30, 2026, compared to 8.00% as of December 31, 2025. Book value per share was $22.79 as of September 30, 2026, compared to $22.47 as of December 31, 2025.

Holding Company Capital Resources

Under the Dodd-Frank Act, CPF is required to serve as a source of financial strength to the Bank. CPF is responsible for meeting its own obligations, including payments on its junior subordinated debentures that fund trust preferred securities.

CPF relies on dividends from the Bank to meet its obligations. On a stand-alone basis, CPF had an available cash balance of $7.0 million as of September 30, 2026, compared to $5.5 million as of December 31, 2025.

As a Hawaii state-chartered bank, the Bank may only pay dividends to the extent it has Statutory Retained Earnings, as defined under Hawaii banking law, which differs from GAAP retained earnings. The Bank had Statutory Retained Earnings of $243.5 million as of September 30, 2026, compared to $234.7 million as of December 31, 2025.

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

During the nine months ended September 30, 2026, the Company repurchased 937,364 shares of common stock at an aggregate cost of $33.0 million under the 2026 Repurchase Plan. As of September 30, 2026, $22.0 million remained available for repurchase under the plan. There can be no assurance that share repurchases will continue at the current rate or at all.

Trust Preferred Securities

As of September 30, 2026, the Company maintained two statutory trusts, CPB Capital Trust IV ("Trust IV") and CPB Statutory Trust V ("Trust V"), which issued a combined $50.0 million in floating rate trust preferred securities. These securities, along with the underlying junior subordinated debentures and the common securities issued by the trusts, are redeemable in whole or in part on any interest payment date for Trust IV and V, or at any time in whole but not in part within 90 days following the occurrence of certain events.

The Company provides a full and unconditional guarantee of each trust's obligations related to its trust preferred securities. Subject to certain exceptions and limitations, the Company may defer interest payments on the subordinated debentures for up to 20 consecutive quarters without default or penalty. As of September 30, 2026, the Company was current on all required interest payments and had not exercised its right to defer interest payments on the subordinated debentures.

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

The following table presents the regulatory capital ratios for the Company and the Bank, as well as the minimum capital adequacy requirements applicable to all financial institutions, as of the dates presented. As of September 30, 2026 and December 31, 2025, the leverage capital, tier 1 risk-based capital, total risk-based capital, and CET1 risk-based capital ratios for both the Company and the Bank exceeded the thresholds required for a "well-capitalized" designation under applicable regulations.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Central Pacific Financial Corp.
September 30, 2026
Leverage capital	$739,253	9.7%	$304,280	4.0%	N/A	N/A
CET1 risk-based capital	689,253	12.7	244,745	4.5	N/A	N/A
Tier 1 risk-based capital	739,253	13.6	326,327	6.0	N/A	N/A
Total risk-based capital	805,204	14.8	435,102	8.0	N/A	N/A

December 31, 2025
Leverage capital	$729,850	9.8%	$297,858	4.0%	N/A	N/A
CET1 risk-based capital	679,850	12.7	241,149	4.5	N/A	N/A
Tier 1 risk-based capital	729,850	13.6	321,531	6.0	N/A	N/A
Total risk-based capital	794,911	14.8	428,708	8.0	N/A	N/A

Central Pacific Bank
September 30, 2026
Leverage capital	$729,845	9.6%	$304,034	4.0%	$380,043	5.0%
CET1 risk-based capital	729,845	13.4	244,477	4.5	353,133	6.5
Tier 1 risk-based capital	729,845	13.4	325,969	6.0	434,626	8.0
Total risk-based capital	795,796	14.6	434,626	8.0	543,282	10.0

December 31, 2025
Leverage capital	$720,980	9.7%	$297,503	4.0%	$371,879	5.0%
CET1 risk-based capital	720,980	13.5	240,630	4.5	347,577	6.5
Tier 1 risk-based capital	720,980	13.5	320,840	6.0	427,787	8.0
Total risk-based capital	786,041	14.7	427,787	8.0	534,734	10.0

(1) Under the Basel III Capital Rules, the Company and the Bank must also maintain a 2.5% Capital Conservation Buffer ("CCB") to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The CCB is calculated as a ratio of CET1 capital to risk-weighted assets, and effectively increases the required minimum risk-based capital ratios. As of September 30, 2026 and December 31, 2025, the Company and the Bank's risk-based capital exceeded the required CCB.

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

	September 30, 2026		December 31, 2025
	Estimated Net Interest Income Sensitivity		Estimated Net Interest Income Sensitivity
Rate Change	Gradual	Instantaneous	Gradual	Instantaneous
+300 bps	3.73%	6.77%	2.58%	4.33%
+200 bps	2.51%	4.54%	1.60%	2.93%
+100 bps	1.29%	2.30%	0.60%	1.49%
-100 bps	(0.59)%	(1.85)%	(0.83)%	(1.06)%
-200 bps	(1.49)%	(4.05)%	(1.54)%	(2.57)%
-300 bps	(2.60)%	(7.28)%	(2.35)%	(4.51)%

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

As of September 30, 2026, the Company had $359.4 million in cash on its balance sheet and approximately $2.69 billion in total other liquidity sources, including available borrowing capacity and unpledged investment securities. Refer to Note 8 - Short-Term Borrowings and Long-Term Debt in the accompanying notes to the consolidated financial statements in this report for information on the Company's borrowing arrangements.

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

During the three months ended September 30, 2026, the Company repurchased 294,110 shares of common stock, at a cost of $11.2 million or $38.18 per share, under the Company's 2026 Repurchase Plan.

As of September 30, 2026, $22.0 million in share repurchase authorization remained available for repurchase under the Company's 2026 Repurchase Plan. The Company makes no assurance regarding the timing or extent of future repurchases under this program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2026	59,413	$38.87	58,986	$30,913,099
August 1-31, 2026	125,500	38.49	125,500	26,082,142
September 1-30, 2026	109,624	37.45	109,624	21,976,788
Total	294,537	38.18	294,110	21,976,788

(1) During the three months ended September 30, 2026, 427 shares were acquired from employees in connection with income tax withholding obligations related to the vesting of restricted stock or performance stock units. These purchases were not included within the Company's publicly announced share repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined under Rule 16a-1(f)) adopted, modified or terminated any trading arrangements under Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) involving the purchase or sale of the Company's common stock.

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

CENTRAL PACIFIC FINANCIAL CORP.

Date:	October 28, 2026	/s/ Arnold D. Martines
Arnold D. Martines
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dayna N. Matsumoto
Dayna N. Matsumoto
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)